Form 10-Q
period 2004-06-30
SANTARUS INC
filed 2004-08-13
CIK 1172480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-50651

SANTARUS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0734433
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10590 West Ocean Air Drive, Suite 200, San Diego, CA	92130
(Address of principal executive offices)	(Zip Code)

(858) 314-5700
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes [X] No

     The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of July 31, 2004 was 36,200,216.

SANTARUS, INC.

FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

Page
No.
PART I – FINANCIAL INFORMATION
Item 1 Financial Statements
Condensed Balance Sheets (unaudited) as of June 30, 2004 and December 31, 2003	3
Condensed Statements of Operations (unaudited) for the three and six months ended June 30, 2004 and 2003 and for the period from December 6, 1996 (inception) to June 30, 2004	4
Condensed Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2004 and 2003 and for the period from December 6, 1996 (inception) to June 30, 2004	5
Notes to Unaudited Condensed Financial Statements	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3 Quantitative and Qualitative Disclosure about Market Risk	34
Item 4 Controls and Procedures	34
PART II – OTHER INFORMATION
Item 2 Changes in Securities, Use of Proceeds and Issuer Purchases of Equity	35
Item 6 Exhibits and Reports on Form 8-K	36
SIGNATURES
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Santarus, Inc.
(a development stage company)

Condensed Balance Sheets
(unaudited)

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$35,070,094	$13,063,211
Short-term investments	46,930,820	32,585,088
Inventories	800,000	—
Other current assets	1,347,096	817,216

Total current assets	84,148,010	46,465,515
Long-term restricted cash	950,000	950,000
Property and equipment, net	998,363	616,076
Other assets	1,062,539	156,563

Total assets	$87,158,912	$48,188,154

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$10,792,463	$3,834,257
Current portion of long-term debt	267,234	255,274

Total current liabilities	11,059,697	4,089,531
Long-term debt, less current portion	87,324	223,999
Series D redeemable convertible preferred stock, $.0001 par value; no shares and 43,900,000 shares authorized, issued and outstanding at June 30, 2004 and December 31, 2003, respectively; liquidation preference of $58,007,177 at December 31, 2003	—	57,625,278
Stockholders’ equity (deficit):
Series A convertible preferred stock, $.0001 par value; no shares and 620,000 shares authorized, issued, and outstanding at June 30, 2004 and December 31, 2003, respectively; liquidation preference of $62,000 at December 31, 2003	—	62
Series B convertible preferred stock, $.0001 par value; no shares and 5,276,000 shares authorized, issued and outstanding at June 30, 2004 and December 31, 2003, respectively; liquidation preference of $5,276,000 at December 31, 2003	—	528
Series C convertible preferred stock, $.0001 par value; no shares and 13,845,648 shares authorized, no shares and 13,701,208 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively; liquidation preference of $33,293,935 at December 31, 2003	—	1,370
Preferred stock, $.0001 par value; 10,000,000 shares and no shares authorized at June 30, 2004 and December 31, 2003, respectively; no shares issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Common stock, $.0001 par value; 100,000,000 and 104,000,000 shares authorized at June 30, 2004 and December 31, 2003, respectively; 29,300,092 and 2,398,440 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	2,930	240
Additional paid-in capital	167,195,082	50,568,886
Deferred compensation	(7,258,294)	(8,646,845)
Accumulated other comprehensive loss	(98,271)	(13,114)
Deficit accumulated during the development stage	(83,829,556)	(55,661,781)

Total stockholders’ equity (deficit)	76,011,891	(13,750,654)

Total liabilities and stockholders’ equity (deficit)	$87,158,912	$48,188,154

See accompanying notes.

Santarus, Inc.
(a development stage company)

Condensed Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from December 6, 1996 (inception) to June 30,
	2004	2003	2004	2003	2004
Sublicense revenue	$—	$—	$—	$—	$8,000,000
Costs and expenses:
License fees	5,000,000	—	5,000,000	—	8,901,750
Research and development	4,681,895	2,621,201	9,720,765	5,725,119	47,349,237
Selling, general and administrative	6,112,467	1,488,051	9,550,344	2,756,953	27,609,858
Stock-based compensation	1,315,439	445,404	3,140,054	493,761	5,765,655

Total costs and expenses	17,109,801	4,554,656	27,411,163	8,975,833	89,626,500

Loss from operations	(17,109,801)	(4,554,656)	(27,411,163)	(8,975,833)	(81,626,500)
Interest and other income, net	253,490	155,558	367,898	186,761	2,092,572

Net loss	(16,856,311)	(4,399,098)	(27,043,265)	(8,789,072)	(79,533,928)
Accretion to redemption value of redeemable convertible preferred stock	—	(691,142)	(1,124,510)	(691,142)	(4,064,673)
Beneficial conversion of short-term notes payable to related parties	—	—	—	—	(230,955)

Net loss attributable to common stockholders	$(16,856,311)	$(5,090,240)	$(28,167,775)	$(9,480,214)	$(83,829,556)

Basic and diluted net loss per share	$(0.61)	$(2.81)	$(1.89)	$(5.31)

Weighted average shares outstanding to calculate basic and diluted net loss per share	27,468,641	1,810,855	14,879,313	1,785,349
The composition of stock-based compensation is as follows:
Research and development	$409,759	$146,401	$823,539	$146,635	$1,311,475
Selling, general and administrative	905,680	299,003	2,316,515	347,126	4,454,180

	$1,315,439	$445,404	$3,140,054	$493,761	$5,765,655

See accompanying notes.

Santarus, Inc.
(a development stage company)

Condensed Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,		Period from December 6, 1996 (inception) to June 30,
	2004	2003	2004
Operating activities
Net loss	$(27,043,265)	$(8,789,072)	$(79,533,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	176,465	153,420	1,134,854
Stock-based compensation	3,140,054	493,761	5,765,655
Noncash interest expense for warrants issued	—	—	230,955
Issuance of common stock for services	—	—	4,200
Issuance of common stock for technology license agreements	—	—	91,750
Forgiveness of stockholder notes	—	25,000	119,000
Changes in operating assets and liabilities:
Inventories	(800,000)	—	(800,000)
Other current assets	(529,880)	9,318	(1,347,096)
Long-term restricted cash	—	—	(950,000)
Other assets	(5,955)	5,667	(64,391)
Accounts payable and accrued liabilities	6,958,206	(1,580,544)	10,816,375

Net cash used in operating activities	(18,104,375)	(9,682,450)	(64,532,626)
Investing activities
Purchase of short-term investments	(41,425,889)	(21,183,999)	(118,099,417)
Sales and maturities of short-term investments	26,995,000	7,255,000	71,070,326
License costs	—	—	(166,121)
Purchases of property and equipment	(558,752)	(16,906)	(1,959,115)
Funding of manufacturing equipment	(974,902)	—	(974,902)

Net cash used in investing activities	(15,964,543)	(13,945,905)	(50,129,229)
Financing activities
Exercise of stock options	272,635	2,740	845,527
Issuance of Series C convertible preferred stock, net	—	—	31,616,704
Issuance of Series D redeemable convertible preferred stock, net	—	54,685,116	54,685,116
Issuance of common stock, net	55,952,229	—	55,853,000
Common stock issuance costs	(24,348)	—	(24,348)
Collection of stockholder receivables, net	—	—	4,629,392
Advances received from stockholders	—	—	232,000
Proceeds from short-term notes payable to related parties	—	—	2,540,000
Payments on short-term notes payable to related parties	—	—	(1,000,000)
Proceeds from equipment notes payable	—	—	809,309
Payments on equipment notes payable	(124,715)	(113,802)	(454,751)
Proceeds from line-of-credit agreement	—	—	250,000
Payments on line-of-credit	—	—	(250,000)

Net cash provided by financing activities	56,075,801	54,574,054	149,731,949

Increase in cash and cash equivalents	22,006,883	30,945,699	35,070,094
Cash and cash equivalents at beginning of the period	13,063,211	4,480,308	—

Cash and cash equivalents at end of the period	$35,070,094	$35,426,007	$35,070,094

Supplemental disclosure of cash flow information:
Interest paid	$19,734	$30,648	$138,380

Supplemental schedule of noncash investing and financing activities:
Issuance of stock in exchange for stockholder receivables	$—	$—	$4,815,000

Conversion of debt to equity	$—	$—	$1,795,913

Accretion to redemption value of redeemable convertible preferred stock	$1,124,510	$691,142	$4,064,673

Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	$58,749,789	$—	$58,749,789

Beneficial conversion of short-term notes payable to related parties	$—	$—	$230,955

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

2. Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.

     Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004 or any future periods. For further information, see the financial statements and disclosures thereto for the year ended December 31, 2003 included in the Prospectus filed by the Company pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on July 23, 2004.

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as disclosures of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

3. Inventories

     Inventories are stated at the lower of cost (FIFO) or market and consist of raw materials which will be used in the manufacture of the Company’s Zegerid™ powder for oral suspension 20mg product.

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

     In connection with the granting of employee stock options, the Company recorded deferred compensation of approximately $5.0 million during the three months ended June 30, 2003, and $1.3 million and $5.0 million, during the six months ended June 30, 2004 and 2003, respectively, representing the difference between the exercise price and the fair value of the Company’s common stock on the date of grant. No deferred compensation was recorded for the three months ended June 30, 2004. Deferred compensation is being amortized over the vesting period of the options resulting in stock-based compensation expense of approximately $1.3 million and $383,000 for the three months ended June 30, 2004 and 2003, respectively, and approximately $2.7 million and $383,000 for the six months ended June 30, 2004 and 2003, respectively.

     Had compensation cost for the Company’s outstanding employee stock options been determined based on the fair value at the grant dates for those options consistent with SFAS No. 123, the Company’s net loss and basic and diluted net loss per share, would have been changed to the following pro forma amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders as reported	$(16,856,311)	$(5,090,240)	$(28,167,775)	$(9,480,214)
Add: Stock-based employee compensation expense included in net loss	1,294,231	383,210	2,662,579	383,444
Deduct: Stock-based employee compensation expense determined under fair value method	(2,628,917)	(347,505)	(4,455,519)	(372,495)

Pro forma net loss attributable to common stockholders	$(18,190,997)	$(5,054,535)	$(29,960,715)	$(9,469,265)

Basic and diluted net loss per share as reported	$(0.61)	$(2.81)	$(1.89)	$(5.31)
Basic and diluted pro forma net loss per share	$(0.66)	$(2.79)	$(2.01)	$(5.30)

     SFAS No. 123 pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock-based employee compensation under the fair value method prescribed in SFAS No. 123. The fair value of the options was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions for the three months ended June 30, 2004 and 2003 and the six months ended June 30, 2004 and 2003: weighted average risk-free interest rates of 3.6%, 2.25%, 3.14% and 2.25%, respectively; a dividend yield of 0%; a volatility of 70%; and a weighted-average life of the option of 5.5, 7.0, 6.0 and 7.0 years, respectively.

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. Stock option grants are expensed over their respective vesting periods.

     The Company accounts for options issued to nonemployees under SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services. As such, the value of such options is periodically remeasured and income or expense is recognized during their vesting terms. For the three months ended June 30, 2004 and 2003, stock-based compensation related to stock options issued to nonemployees was $21,000 and $62,000, respectively. For the six months ended June 30, 2004 and 2003, stock-based compensation related to stock options issued to nonemployees was $477,000 and $110,000, respectively. Included in nonemployee stock-based compensation for the six months ended June 30, 2004 was approximately $361,000 in expense associated with the accelerated vesting of certain shares of common stock that the Company’s former chairman of the board of directors and his affiliates acquired in connection with earlier option grants.

5. Comprehensive Income (Loss)

     Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss), specifically unrealized gains and losses on securities available-for-sale. For the three and six months ended June 30, 2004 and 2003, the comprehensive loss consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss	$(16,856,311)	$(4,399,098)	$(27,043,265)	$(8,789,072)
Unrealized loss on investments	(84,210)	(36,005)	(85,157)	(42,282)

Comprehensive loss	$(16,940,521)	$(4,435,103)	$(27,128,422)	$(8,831,354)

6. Net Loss Per Share

     The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share, and Staff Accounting Bulletin (“SAB”) No. 98. Basic loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, preferred stock, options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive. Under the provisions of SAB No. 98, common shares issued for nominal consideration (as defined), if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration.

     The net loss per share for the three and six months ended June 30, 2004 includes the effect of the 6,900,000 shares of common stock issued in the Company’s initial public offering in April 2004 and the 19,740,759 shares of common stock issued upon conversion of the Company’s redeemable convertible preferred stock and convertible preferred stock (collectively, the “Preferred Stock”) in conjunction with the initial public offering. The pro forma shares used to compute basic and diluted net loss per share represent the weighted average common shares outstanding, reduced by the weighted average unvested common shares subject to repurchase, and includes the assumed conversion of all outstanding shares of preferred stock into shares of common stock using the as-if converted method as of the beginning of each period presented or the date of issuance, if later.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Historical:
Numerator:
Net loss	$(16,856,311)	$(4,399,098)	$(27,043,265)	$(8,789,072)
Accretion to redemption value of redeemable convertible preferred stock	—	(691,142)	(1,124,510)	(691,142)

Net loss attributable to common stockholders	$(16,856,311)	$(5,090,240)	$(28,167,775)	$(9,480,214)

Denominator:
Weighted average common shares	27,704,493	1,984,485	15,133,105	1,984,078
Weighted average unvested common shares subject to repurchase	(235,852)	(173,630)	(253,792)	(198,729)

Denominator for basic and diluted net loss per share	27,468,641	1,810,855	14,879,313	1,785,349

Basic and diluted net loss per share	$(0.61)	$(2.81)	$(1.89)	$(5.31)
Pro forma:
Pro forma net loss	$(16,856,311)	$(4,399,098)	$(27,043,265)	$(8,789,072)

Basic and diluted pro forma net loss per share	$(0.59)	$(0.26)	$(1.07)	$(0.68)
Pro forma adjustments to reflect assumed weighted average effect of conversion of preferred stock	1,084,657	15,047,751	10,412,708	11,144,591

Weighted average shares outstanding to calculate basic and diluted pro forma net loss per share	28,553,298	16,858,606	25,292,021	12,929,940

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

     On April 6, 2004, the Company completed an initial public offering of 6,000,000 shares of common stock at a price to the public of $9.00 per share raising estimated net proceeds of approximately $48.3 million, net of underwriting discounts and estimated offering expenses. Upon completion of the initial public offering, all outstanding shares of the Company’s Preferred Stock automatically converted into an aggregate of 19,740,759 shares of common stock. On April 16, 2004, in connection with the full exercise of the underwriters’ over-allotment option, the Company completed the sale of 900,000 additional shares of common stock at the initial public offering price of $9.00 per share raising estimated net proceeds of approximately $7.5 million.

     In February 2004, the Company’s stockholders approved the following upon the effectiveness of the Company’s initial public offering:

•	A reserve of 3,500,000 shares of common stock for the 2004 equity incentive award plan;

•	A reserve of 400,000 shares of common stock for a new employee stock purchase plan; and

•	The filing of an amended and restated certificate of incorporation to provide for authorized capital stock of 100,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock.

     9. Subsequent Event – Public Offering

     On July 28, 2004, the Company completed a public offering of 6,900,000 shares of common stock at a price to the public of $9.50 per share raising estimated net proceeds of approximately $61.0 million, net of underwriting discounts and estimated offering expenses. The completed offering included the full exercise of the underwriters’ over-allotment option.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on July 23, 2004.

Overview

     We are a specialty pharmaceutical company focused on acquiring, developing and commercializing proprietary products for the prevention and treatment of gastrointestinal diseases and disorders. The primary focus of our current efforts is the development and commercialization of next generation proton pump inhibitor, or PPI, products — the most frequently prescribed drugs for the treatment of many upper gastrointestinal, or GI, diseases and disorders. In June 2004, we received approval of our first new drug application, or NDA, from the U.S. Food and Drug Administration, or FDA, for Zegerid (omeprazole) powder for oral suspension 20mg. We submitted our second NDA in February 2004 for Zegerid powder for oral suspension 40mg. Our powder for oral suspension products are immediate-release formulations of omeprazole, a widely prescribed PPI currently available for oral use only in delayed-release formulations. We are also developing immediate-release omeprazole products in capsule and chewable tablet formulations.

     We were formed in December 1996 and commenced significant business activities in late 1998. From 1998 to 2000, we entered into various license agreements with universities and non-profit institutions for patented technology rights for the development of products utilizing azathioprine or cytoprotective compounds in the treatment of lower and upper GI diseases. We evaluated these compounds in preclinical and clinical trials, as appropriate, and in 2001 shifted our focus to the immediate-release PPI technology that represents our current efforts. We have terminated our development programs regarding the azathioprine compound and, in 2002, we terminated the cytoprotective compound license agreements that we had entered into in prior years.

     In January 2001, we entered into an exclusive, worldwide license agreement with the University of Missouri, under which we licensed rights to all of its patents and patent applications relating to specific formulations of immediate-release PPIs with antacids for treating upper GI diseases and disorders. This licensed technology forms the basis of our approved product and our products under development, Zegerid powder for oral suspension, capsules and chewable tablets, which are proprietary immediate-release formulations of omeprazole. The initial issued U.S. patents on which our current products are based expire in July 2016. We paid the University of Missouri a one-time licensing fee of $1.0 million in 2001 and a one-time $1.0 million milestone payment upon the filing of our first NDA in 2003. In July 2004, we paid the University of Missouri a one-time $5.0 million milestone payment based upon the FDA’s approval of our Zegerid powder for oral suspension 20mg product, and we are required to make additional milestone payments to the University of Missouri upon the achievement of certain regulatory events related to obtaining approvals outside the U.S. which may total up to $3.5 million in the aggregate. We are also required to make milestone payments based on first-time achievement of significant sales thresholds, up to a maximum of $86.3 million, and to pay royalties on net sales of our products.

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

     We are a development stage company and have incurred significant losses since our inception. We had an accumulated deficit of approximately $83.8 million as of June 30, 2004. These losses have resulted principally from costs incurred in connection with license fees, research and development activities, including costs of clinical trial activities associated with our current products, initial commercialization activities and general and administrative expenses.

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

     On April 6, 2004, we completed an initial public offering of 6,000,000 shares of common stock at a price to the public of $9.00 per share, raising estimated net proceeds of approximately $48.3 million, net of underwriting discounts and estimated offering expenses. On April 16, 2004, in connection with the exercise of the underwriters’ over-allotment option, we completed the sale of 900,000 additional shares of common stock at the initial public offering price of $9.00 per share, raising estimated net proceeds of approximately $7.5 million, net of underwriting discounts and estimated offering expenses.

     On July 28, 2004, we completed a follow-on public offering of 6,900,000 shares of common stock at a price to the public of $9.50 per share, raising estimated net proceeds of approximately $61.0 million, net of underwriting discounts and estimated offering expenses. The completed offering included the full exercise of the underwriters’ over-allotment option.

Revenues

     We have not generated any revenues from product sales. Product revenue will depend on our ability to successfully commercialize Zegerid powder for oral suspension 20mg and our ability to obtain regulatory approvals for and successfully commercialize other products.

     Under our strategic sublicense agreement with TAP entered into in June 2002, we received an upfront fee of $8.0 million, which was recognized as sublicense revenue in 2002.

     In the event that our development efforts or the efforts of our current and future licensees result in successful commercialization of Zegerid powder for oral suspension 20mg and regulatory approval and successful commercialization of other products under development, we will generate revenue from direct sales of our products and/or from the receipt of license fees and royalties paid on the sales of any products based upon our licensed technology.

Costs and Expenses

     License Fees. License fee expenses consist of upfront payments, milestone payments, common stock issuances and annual license maintenance fees under our technology license agreements and payments made to a licensor in connection with our receipt of sublicense fees. We have expensed amounts paid to obtain patents or acquire licenses, as the ultimate recoverability of the amounts paid is uncertain and the technology has no alternative future use when acquired. Future acquisitions of patents and technology licenses will be charged to expense or capitalized based upon our assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future use. Amounts capitalized would be amortized over the useful life of the technology using the straight-line method and reviewed annually or sooner, when indicators occur, for impairment.

     Research and Development. Research and development expenses consist primarily of costs associated with preclinical testing and clinical trials of our products, including the costs of developing and manufacturing our products, compensation and other expenses related to research and development personnel and facilities expenses.

     Our research and development activities are primarily focused on the development of our Zegerid family of products, which are immediate-release omeprazole products in powder for oral suspension, capsule and chewable tablet formulations. We completed a pivotal pharmacokinetic/pharmacodynamic, or PK/PD, clinical trial for our Zegerid powder for oral suspension 20mg product, submitted our first NDA to the FDA in August 2003 and received FDA approval in June 2004. We have also completed a pivotal PK/PD clinical trial, as well as a pivotal Phase III clinical trial, for Zegerid powder for oral suspension 40mg and submitted our second NDA to the FDA in February 2004. In July 2004, we initiated a pivotal PK/PD clinical trial evaluating the 20mg dose of our capsule product. We expect to initiate similar PK/PD clinical trials for our 40mg capsule product later in the third quarter of 2004 and our 20mg and 40mg chewable tablet products in the fourth quarter of 2004. From the time that we entered into our license agreement with the University of Missouri in January 2001 through June 30, 2004, our costs associated with the research and development of the Zegerid products have represented over 90% of our research and development expenses for all program areas. In addition, during the three and six months ended June 30, 2004, costs associated with the research and development of the Zegerid products represented over 98% of our research and development expenses for all program areas, reflecting an even greater focus on these products.

     We are unable to estimate with any certainty the costs we will incur in the continued development of our Zegerid products for commercialization. However, we expect our research and development costs to increase if we are able to advance our existing and new products into later stages of clinical development.

     Clinical development timelines, likelihood of success and total research and development costs vary widely. Although we are currently focused primarily on advancing our Zegerid family of products , we anticipate that we will make determinations as to which development projects to pursue and how much funding to direct to each project on an on-going basis in response to the scientific and clinical success of each product.

     Product development timelines and costs may vary significantly for each of our Zegerid products and are difficult to estimate. The lengthy process of seeking regulatory approvals, and the subsequent compliance with applicable regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations. Although we received FDA approval for Zegerid powder for oral suspension in a 20mg dose in June 2004 and submitted an NDA for Zegerid powder for oral suspension in a 40mg dose in February 2004, we cannot be certain when or if any net cash inflow from these products or any of our other development projects will commence.

     Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and other expenses related to our commercial operations and corporate administrative employees, legal fees and other professional services. As we prepare for the planned commercial launch of our Zegerid powder for oral suspension 20mg product in the fourth quarter of 2004, we expect our selling, general and administrative expenses to increase.

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

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP for interim information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

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

Stock-Based Compensation

     In December 2002, Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123, was issued. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. We adopted the disclosure requirements of SFAS No. 148 effective December 31, 2002. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting prescribed in APB No. 25 and, accordingly, do not recognize compensation expense for stock option grants to employees made at an exercise price equal to or in excess of the estimated fair value of the stock at the date of grant. Deferred compensation is recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of the related options.

     We account for options issued to nonemployees under SFAS No. 123 and EITF Issue 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services. As such, the value of such options is periodically remeasured and income or expense is recognized during their vesting terms.

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

     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. See our audited financial statements and notes thereto included elsewhere in our Prospectus filed with the Securities and Exchange Commission on July 23, 2004, which contain accounting policies and other disclosures required by GAAP.

Results of Operations

Comparison of Three Months Ended June 30, 2004 and 2003

     License Fees. License fee expenses were $5.0 million for the three months ended June 30, 2004 and consisted of the milestone payment due to the University of Missouri based upon the FDA’s approval of our Zegerid powder for oral suspension 20mg product. There were no license fee expenses recorded in the three months ended June 30, 2003.

     Research and Development. Research and development expenses were $4.7 million for the three months ended June 30, 2004 and $2.6 million for the three months ended June 30, 2003. The $2.1 million increase in our research and development expenses was primarily attributable to the hiring of additional personnel, increased manufacturing costs associated with preparation for commercial manufacturing of our Zegerid powder for oral suspension 20mg product and the formulation development and production of clinical trial materials for our other product candidates, Zegerid capsules and Zegerid chewable tablets, and spending associated with our Phase IIIb clinical trial evaluating our Zegerid powder for oral suspension product as compared to Protonix® (delayed-release pantoprazole capsules) for prevention of nocturnal acid breakthrough. These increases in our research and development expenses were offset in part by decreased clinical trial costs associated with our pivotal Phase III clinical trial evaluating Zegerid powder for oral suspension 40mg for the prevention of upper GI bleeding in critically ill patients that was completed in June 2003.

     Expenses related to clinical trials pursuant to contracts with research institutions and clinical research organizations represented 9% of our total research and development expenses in the three months ended June 30, 2004 and 40% of our total research and development expenses in the three months ended June 30, 2003. Accrued clinical trial expenses are based on estimates of the work completed under the contracts, milestones achieved and level of patient enrollment. Actual services performed, number of patients enrolled and the rate of patient enrollment may vary from our estimates, resulting in adjustments to clinical trial expenses in future periods. In the past, we have not experienced any material deviations between accrued clinical trial expenses and actual clinical trial expenses, and management does not anticipate material deviations in the future.

     Selling, General and Administrative. Selling, general and administrative expenses were $6.1 million for the three months ended June 30, 2004 and $1.5 million for the three months ended June 30, 2003. The $4.6 million increase in our selling, general and administrative expenses was primarily attributable to the hiring of additional sales and marketing personnel, increased outside services and professional fees associated with preparation for the commercial launch of our first product, Zegerid powder for oral suspension, including market research activities, development of marketing and promotional materials and development of a sales training program.

     Stock-Based Compensation. We recorded non-cash compensation charges of $1.3 million for the three months ended June 30, 2004 and $445,000 for the three months ended June 30, 2003. In connection with the grant of stock options to employees, we recorded deferred compensation of $5.0 million in the three months ended June 30, 2003. We recorded this amount as a component of stockholders’ equity and will amortize the amount as a charge to operations over the vesting period of the options. No deferred compensation was recorded in the three months ended June 30, 2004. We recorded stock-based compensation related to stock options issued to nonemployees of $21,000 for the three months ended June 30, 2004 and $62,000 for the three months ended June 30, 2003. The compensation charges in the three months ended June 30, 2004 related to research and development personnel in the amount of $410,000 and selling, general and administrative personnel in the amount of $906,000. The compensation charges in the three months ended June 30, 2003 related to research and development personnel in the amount of $146,000 and selling, general and administrative personnel in the amount of $299,000.

     Interest and Other Income, Net. Interest and other income, net was $253,000 in the three months ended June 30, 2004 and $156,000 in the three months ended June 30, 2003. The $97,000 increase was primarily attributable to an increase in our interest income resulting from higher cash balances from our initial public offering in April 2004.

Comparison of Six Months Ended June 30, 2004 and 2003

     License Fees. License fee expenses were $5.0 million for the six months ended June 30, 2004 and consisted of the one-time milestone payment due to the University of Missouri based upon the FDA’s approval of our Zegerid powder for oral suspension 20mg product. There were no license fee expenses recorded in the six months ended June 30, 2003.

     Research and Development. Research and development expenses were $9.7 million for the six months ended June 30, 2004 and $5.7 million for the six months ended June 30, 2003. The $4.0 million increase in our research and development expenses was primarily attributable to the hiring of additional personnel, increased manufacturing costs associated with preparation for commercial manufacturing of our Zegerid powder for oral suspension 20mg product and the formulation development and production of clinical trial materials for our other product candidates, Zegerid capsules and Zegerid chewable tablets, payment of the user fee associated with the submission of our second NDA for Zegerid powder for oral suspension in a 40mg dose in February 2004, spending associated with our clinical trial to evaluate the safety of Zegerid powder for oral suspension 40mg which was initiated in October 2003 and spending associated with our Phase IIIb clinical trial evaluating our Zegerid powder for oral suspension product as compared to Protonix (delayed-release pantoprazole capsules) for prevention of nocturnal acid breakthrough. These increases in our research and development expenses were offset in part by decreased clinical trial costs associated with our pivotal Phase III clinical trial evaluating Zegerid powder for oral suspension 40mg for the prevention of upper GI bleeding in critically ill patients that was completed in June 2003.

     Expenses related to clinical trials pursuant to contracts with research institutions and clinical research organizations represented 15% of our total research and development expenses in the six months ended June 30, 2004 and 39% of our total research and development expenses in the six months ended June 30, 2003. Accrued clinical trial expenses are based on estimates of the work completed under the contracts, milestones achieved and level of patient enrollment. Actual services performed, number of patients enrolled and the rate of patient enrollment may vary from our estimates, resulting in adjustments to clinical trial expenses in future periods. In the past, we have not experienced any material deviations between accrued clinical trial expenses and actual clinical trial expenses, and management does not anticipate material deviations in the future.

     Selling, General and Administrative. Selling, general and administrative expenses were $9.6 million for the six months ended June

30, 2004 and $2.8 million for the six months ended June 30, 2003. The $6.8 million increase in our selling, general and administrative expenses was primarily attributable to the hiring of additional sales and marketing personnel, increased outside services and professional fees associated with preparation for the commercial launch of our first product, Zegerid powder for oral suspension, including market research activities, development of marketing and promotional materials and development of a sales training program, and increased legal fees.

     Stock-Based Compensation. We recorded non-cash compensation charges of $3.1 million for the six months ended June 30, 2004 and $494,000 for the six months ended June 30, 2003. In connection with the grant of stock options to employees, we recorded deferred compensation of $1.3 million in the six months ended June 30, 2004 and $5.0 million in the six months ended June 30, 2003. As of June 30, 2004, we had $7.3 million of deferred compensation. We recorded this amount as a component of stockholders’ equity and will amortize the amount as a charge to operations over the vesting period of the options. We recorded stock-based compensation related to stock options issued to nonemployees of $477,000 for the six months ended June 30, 2004 and $110,000 for the six months ended June 30, 2003. Included in nonemployee stock-based compensation for the six months ended June 30, 2004 was approximately $361,000 in expense associated with the accelerated vesting of certain shares of common stock that our former chairman of the board of directors and his affiliates acquired in connection with earlier option grants. The compensation charges in the six months ended June 30, 2004 related to research and development personnel in the amount of $824,000 and selling, general and administrative personnel in the amount of $2.3 million. The compensation charges in the six months ended June 30, 2003 related to research and development personnel in the amount of $147,000 and selling, general and administrative personnel in the amount of $347,000.

     Interest and Other Income, Net. Interest and other income, net was $368,000 in the six months ended June 30, 2004 and $187,000 in the six months ended June 30, 2003. The $181,000 increase was primarily attributable to an increase in our interest income resulting from higher cash balances from our financing activities in April, May and June 2003 and our initial public offering in April 2004.

Liquidity and Capital Resources

     As of June 30, 2004, cash, cash equivalents and short-term investments were $82.0 million, compared to $45.6 million as of December 31, 2003, an increase of $36.4 million. This increase resulted primarily from the proceeds from the issuance of common stock in our initial public offering in April 2004, offset in part by our net loss for the six months ended June 30, 2004. The cash, cash equivalents and short-term investments at June 30, 2004 do not include estimated net proceeds of $61.0 million from the follow-on public offering completed in July 2004.

     Net cash used in operating activities was $18.1 million for the six months ended June 30, 2004 and $9.7 million for the six months ended June 30, 2003. The primary use of cash was to fund our net losses for these periods, adjusted for non-cash expenses, including depreciation and amortization of $176,000 for the six months ended June 30, 2004 and $153,000 for the six months ended June 30, 2003, stock-based compensation of $3.1 million for the six months ended June 30, 2004 and $494,000 for the six months ended June 30, 2003, and changes in operating assets and liabilities. Accounts payable and accrued liabilities increased in the six months ended June 30, 2004 primarily due to the $5.0 million milestone payment due to the University of Missouri based upon the FDA’s approval of our Zegerid powder for oral suspension 20mg product.

     Net cash used in investing activities was $16.0 million for the six months ended June 30, 2004 and $13.9 million for the six months ended June 30, 2003. These activities primarily consisted of purchases of short-term investments and purchases of property and equipment, offset in part by sales and maturities of short-term investments.

     Net cash provided by financing activities was $56.1 million for the six months ended June 30, 2004 and $54.6 million for the six months ended June 30, 2003. These activities consisted primarily of the issuance of common stock in our initial public offering and the exercise of stock options in the six months ended June 30, 2004, and the private sales of preferred stock in the six months ended June 30, 2003. These proceeds were offset in part by ongoing repayment of our equipment notes payable. The principal balance of our equipment notes payable was $355,000 with an annual interest rate of 9.23% at June 30, 2004.

     We expect our cash requirements to increase significantly in the foreseeable future as we continue to sponsor clinical trials for, seek regulatory approvals of, and develop, manufacture and market, our current products. As we expand our commercial organization to include the development of our field sales force, expand our research and development efforts and pursue additional product opportunities, we anticipate significant cash requirements for hiring of personnel, capital expenditures and investment in additional office space, internal systems and infrastructure.

     In preparation for the potential launch of our first product, we entered into a commercial supply agreement with Patheon in December 2003 which, among other things, obligates us to fund up to approximately $1.9 million in manufacturing equipment for Patheon. Patheon is obligated to reimburse us for this amount in the event that we purchase a specified aggregate number of units. Through June 30, 2004, we have funded approximately $975,000 of the manufacturing equipment, and we believe we will expend the remaining amounts in the second half of 2004. In connection with the approval of our first product, we have begun placing purchase orders with Patheon and our omeprazole supplier to prepare for commercial launch.

     The following summarizes our long-term contractual obligations as of December 31, 2003:

		Payments Due by Period
		Less than	One to	Four to
Contractual Obligations	Total	One Year	Three Years	Five Years	Thereafter
	(in thousands)
Operating leases	$3,399	$756	$2,432	$211	$—
Equipment financing	479	255	224	—	—
Sponsored research agreements	413	150	263	—	—

Total	$4,291	$1,161	$2,919	$211	$—

     The amount and timing of cash requirements will depend on regulatory approvals and market acceptance of our products, if any, and the resources we devote to researching, developing, formulating, manufacturing, commercializing and supporting our products, and our ability to enter into third-party collaborations.

     We believe that our current cash, cash equivalents and short-term investments, including the proceeds from our public offering in July 2004, will be sufficient to fund our operations for at least the next 12 months. Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities. In addition, we may receive revenue from our sublicense agreement with TAP. We may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financing. However, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash and marketable securities resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our product and clinical development programs or delay the launch of our products. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

     As of June 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Caution on Forward-Looking Statements

     Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, statements about difficulties or delays in development, testing, obtaining regulatory approvals, manufacturing and marketing our products; the progress and timing of our clinical trials; unexpected adverse side effects or inadequate therapeutic efficacy of our products that could delay or prevent product development or commercialization, or that could result in product recalls or product liability claims; the scope and validity of patent protection for our products and our ability to commercialize our products without infringing the patent rights of others; competition from other pharmaceutical or biotechnology companies; our ability to obtain additional financing to support our operations; and other risks detailed in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on July 23, 2004 and the discussions set forth below under the caption “Risk Factors.”

     Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Risk Factors

     The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this quarterly report and those we may make from time to time. For a more detailed discussion of the factors that could cause actual results to differ, see the Risk Factors section in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on July 23, 2004.

Risks Related to Our Business and Industry

At this time, we are largely dependent on the success of our initial approved product, Zegerid (omeprazole) powder for oral suspension 20mg, and we cannot be certain that we will be able to successfully commercialize this product.

     We have invested a significant portion of our time and financial resources in the development and anticipated commercialization of Zegerid powder for oral suspension 20mg. We anticipate that in the near term our ability to generate revenues will depend on the successful commercialization of this product. The commercial success of the product, in turn, will depend on several factors, including our ability to:

•	demonstrate commercial manufacturing capabilities as necessary to meet commercial demand for the product and maintaining commercial manufacturing arrangements with third-party manufacturers;

•	build our own targeted sales force and generate commercial sales of the product through our sales force and potentially in collaboration with pharmaceutical companies or contract sales organizations;

•	negotiate wholesaler and distribution agreements on commercially reasonable terms;

•	establish effective marketing capabilities and build brand identity; and

•	obtain acceptance of the product by physicians, patients and third-party payors and obtain distribution at the retail level.

     If we fail to successfully commercialize this product or are significantly delayed in doing so, we may be unable to generate sufficient revenues to sustain and grow our business and attain profitability, and our business, financial condition and results of operations will be materially adversely affected.

Our other products under development may not be approved by the FDA, and any failure or delay associated with our product development and clinical trials or the FDA’s approval of such products would increase our product development costs and time to market.

     We face substantial risks of failure inherent in developing pharmaceutical products. The pharmaceutical industry is subject to stringent regulation by many different agencies at the federal, state and international levels. Our products must satisfy rigorous standards of safety and efficacy before the U.S. Food and Drug Administration, or FDA, and any foreign regulatory authorities will approve them for commercial use.

     Only our Zegerid powder for oral suspension 20mg product has been approved for commercial sale by the FDA. For our Zegerid powder for oral suspension 40mg product, we have completed a pivotal pharmacokinetic/pharmacodynamic, or PK/PD, clinical trial as well as a pivotal Phase III clinical trial, and we submitted an NDA to the FDA in February 2004. Even though our NDA for the 40mg dose has been accepted for filing by the FDA, the FDA may request additional information from us, including data from additional clinical trials, and, ultimately, may not grant marketing approval for this product.

     For example, the FDA may determine that our clinical data are insufficient to support approval for prevention of upper gastrointestinal, or GI, bleeding in critically ill patients, one of the initial indications that we are seeking for the 40mg dose, and the FDA may require that we conduct a second Phase III clinical trial or provide other supporting data for this indication. In addition, the FDA requested that we conduct a clinical trial to evaluate the safety of the 40mg dose because the maximum blood concentration for this product was higher than that for Prilosec® 40mg, the comparator product in the PK/PD trial. We completed enrollment of this clinical trial in December 2003 and have submitted the data to the FDA. Depending on the FDA’s analysis of the data, the FDA may request that we provide additional data. If the NDA that we have submitted for the 40mg dose is not approved by the FDA, we will be unable to commercialize this product.

     In July 2004, we initiated a pivotal PK/PD clinical trial evaluating the 20mg dose of our capsule product. We plan to initiate similar pivotal PK/PD clinical trials for our 40mg capsule product later in the third quarter of 2004 and our 20mg and 40mg chewable tablet products in the fourth quarter of 2004. To the extent that the clinical trial formulations of these products do not perform successfully in our planned pivotal PK/PD clinical trials, we will need to develop alternative formulations. Product development is generally a long, expensive and uncertain process. Successful development of formulations for our Zegerid products under development will depend on many factors, including:

•	our ability to select key components, establish a stable formulation and optimize taste and other sensory characteristics;

•	our ability to develop a formulation that demonstrates our intended safety and efficacy profile; and

•	our ability to transfer from development stage to commercial-scale operations and the costs associated with commercial manufacturing.

     If we are unable to develop suitable clinical formulations of our capsule and chewable tablet products or are significantly delayed in doing so, our ability to commercialize these products will be adversely affected.

     Although we have manufactured formulations of our capsule and chewable tablet products that we believe will be suitable for pivotal clinical testing, we will need to complete our clinical testing, and failure can occur at any stage of testing. These clinical tests must comply with FDA and other applicable regulations. We may encounter delays or rejections based on our inability to enroll enough patients to complete our clinical trials. We may suffer significant setbacks in advanced clinical trials, even after showing promising results in earlier trials. The results of later clinical trials may not replicate the results of prior clinical trials. Based on results at any stage of clinical trials, we may decide to discontinue development of a product. We, or the FDA, may suspend clinical trials at any time if the patients participating in the trials are exposed to unacceptable health risks or if the FDA finds deficiencies in our applications to conduct the clinical trials or in the conduct of our trials. Moreover, not all products in clinical trials will receive timely, or any, regulatory approval.

     Even if clinical trials are completed as planned, their results may not support our assumptions or our product claims. The clinical trial process may fail to demonstrate that our products are safe for humans or effective for their intended uses. Our product development costs will increase and our product revenues will be delayed if we experience delays in testing or regulatory approvals or if we need to perform more or larger clinical trials than planned. In addition, such failures could cause us to abandon a product entirely. If we fail to take any current or future product from the development stage to market, we will have incurred significant expenses without the possibility of generating revenues, and our business will be adversely affected.

If we are unable to manufacture our products on a commercial basis, our commercialization efforts will be materially harmed.

     Although we have prepared for commercial manufacturing of our Zegerid powder for oral suspension 20mg product, we have not yet manufactured sufficient quantities for our planned launch or to meet potential commercial demand thereafter. In addition, we will need to prepare in the future for potential commercial manufacturing of Zegerid powder for oral suspension 40mg and our capsule and chewable tablet products. Any problems or delays we experience in commercial manufacturing of Zegerid powder for oral suspension 20mg or in preparing for commercial manufacturing of our other products may result in a delay in the commercial launch of Zegerid powder for oral suspension 20mg or may impair our ability to manufacture commercial quantities of that product or our other products, which would adversely affect our business. While we believe we ultimately could redesign our manufacturing processes or identify alternative suppliers in response to problems we may encounter as we prepare for commercial manufacturing, it could take significant time to do so and may require regulatory approval, and our products may not be available from alternate manufacturers at favorable prices.

We are in the process of establishing our sales and marketing capabilities and we will need to recruit sales and marketing personnel and build a sales and marketing infrastructure to successfully commercialize our Zegerid powder for oral suspension 20mg product, any other Zegerid products that are approved and any other products that we develop, acquire or license.

     We only recently obtained approval for our first product, and thus our company has no experience in selling or marketing our products. In preparation for the launch of Zegerid powder for oral suspension 20mg, we plan to build a field sales organization comprised of approximately 230 sales representatives who will target high-prescribing gastroenterologists and primary care physicians and other high-prescribing specialists treating GI diseases and disorders in the U.S. As of June 30, 2004, we had only 56 employees in our sales and marketing organization, and had not hired any of our planned 230 sales representatives. If we receive approval from the FDA to market our Zegerid powder for oral suspension 40mg product, we plan to increase the size of our sales force to approximately

400 sales representatives. In order to cover all of the key PPI-prescribing physicians at the same level of reach and frequency as the other branded PPI companies, we would need to significantly expand our sales force beyond these levels or partner with a company with a substantial primary care sales organization.

     We have hired professional recruiting and search firms to help us hire the desired number of sales representatives and build the remainder of our sales organization. However, competition for quality sales and marketing personnel is intense. In addition, new employees, particularly new sales and marketing employees, will require training and education concerning our products. Even if we are able to successfully build a sales force, we will incur significant additional expenses associated with the recruitment, training and compensation of our new sales representatives. We may not be successful in attracting or retaining qualified sales and marketing personnel. As a result, we may not be able to build a sales force of sufficient size or quality to effectively market our currently approved product or any future products.

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

We have not yet commenced the commercial sale of our first approved product and could experience significant differences between actual and estimated demand for the product.

     We have no experience selling our Zegerid powder for oral suspension 20mg product or any other products. Therefore, it is very difficult to estimate demand for our products with any certainty. If demand for this product increases beyond what we forecast, our third-party supplier may not be able to increase production rapidly enough to meet the demand. Our failure to meet market demand could lead to missed opportunities to fulfill orders for our products, which would lead to lost opportunities to generate revenues and could adversely affect our relationships with physicians, patients and our wholesale customers. If we overestimate demand, we may be required to write off inventories or increase our reserves for product returns in future periods. We will establish reserves for these credits and exchanges at the time of sale. However, there can be no assurance that we will be able to accurately estimate the reserve requirement that will be needed in the future.

We will need to obtain and maintain FDA approval of the brand names under which we plan to market our products, and any failure or delay associated with such approval or relating to trademark registration of the brand name may delay the commercial launch of our powder for oral suspension 20mg product and adversely impact our business.

     Any name we intend to use for our products will require approval from the FDA regardless of whether we have secured a formal trademark registration from the United States Patent and Trademark Office, or PTO. The FDA typically conducts a rigorous review of proposed product names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims.

     In connection with the review of our NDA for our powder for oral suspension 20mg product, the FDA requested that we pursue a brand name other than the Rapinex® brand name that we originally proposed for that product. We have selected, and the FDA has approved the use of, the brand name Zegerid for our powder for oral suspension 20mg product. We will need to work to build a successful brand identity for the Zegerid name in a timely manner. We will also need to pursue trademark registration for the Zegerid brand name. Although we have applied for trademark registration of the Zegerid brand name, we have not completed the trademark registration process. Any delays or failures associated with our obtaining or maintaining FDA approval of the brand names for our products, pursuit of trademark registration or establishment of brand identity could delay or interrupt the commercial launch of our powder for oral suspension 20mg product and the commercialization of our other products, cause us to expend significant additional resources and otherwise adversely impact our business.

Regulatory approval of our first product is limited by the FDA to those indications and conditions for which we are able to show clinical safety and efficacy, and any approval we may receive for our products under development will be similarly limited.

     Any regulatory approval is limited to those diseases and indications for which our products are clinically demonstrated to be safe and effective. For example, the FDA’s approval of our Zegerid powder for oral suspension 20mg product is limited to the treatment of heartburn and other symptoms associated with gastroesophageal reflux disease, or GERD, treatment and maintenance of healing of erosive esophagitis and treatment of duodenal ulcers. In addition to the FDA approval required for new formulations, any new indication to an approved product also requires FDA approval. For example, although we intend to explore the extent to which our powder for oral suspension and chewable tablet products may be appropriate for pediatric use, we have not yet initiated clinical trials in pediatric populations. If we are not able to obtain FDA approval for a broad range of indications for our products, our ability to effectively market and sell our products may be greatly reduced and our business will be adversely affected.

     While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our regulatory approvals will be limited to those indications that are specifically submitted to the FDA for review. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for many patients in varied circumstances. Regulatory authorities in the U.S. generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. If our promotional activities fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to delay its approval or refuse to approve a product, the suspension or withdrawal of an approved product from the market, recalls, fines, disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our business.

We are subject to ongoing regulatory review of our approved product, and we will be subject to ongoing regulatory review of any of our other products that may be approved in the future.

     Zegerid powder for oral suspension 20mg and any of our other products under development which may be approved for sale by the FDA will continue to be subject to extensive regulation. These regulations impact many aspects of our operations, including the manufacture, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the products. The FDA also may require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products. For example in connection with the approval of our NDA for Zegerid powder for oral suspension 20mg, we have agreed with the FDA to initiate PK/PD and safety studies evaluating the product in pediatric populations in 2005. In addition, the subsequent discovery of previously unknown problems with the product may result in restrictions on the product, including withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, disgorgement of money, operating restrictions and criminal prosecution.

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

     Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn are used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment.

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

Our resources are currently dedicated to our Zegerid family of products, and we may be unable to expand our product portfolio or integrate new products successfully.

     All of our product development, clinical research and commercialization activities are currently dedicated to developing our Zegerid family of products. Because each of these products — powder for oral suspension, capsules and chewable tablets — is derived from the same intellectual property rights licensed from the University of Missouri, each product is vulnerable to substantially the same risks stemming from potential patent invalidity, misappropriation of intellectual property by third parties, reliance upon a third-party for patent prosecution and maintenance and unexpected early termination of our license agreement. Similarly, because our current regulatory strategy for these products depends, in part, on the successful filing and acceptance of NDAs under a provision known as Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, any positions taken by the FDA concerning any 505(b)(2) NDAs we submit, or Section 505(b)(2) NDAs in general, could impact any subsequent NDAs we may submit. To date, we have received FDA approval of only one Section 505(b)(2) NDA, for the 20mg dose of our Zegerid powder for oral suspension product, and have submitted only one other Section 505(b)(2) NDA, for the 40mg dose of our Zegerid powder for oral suspension product. Our ability to successfully commercialize our products could also be jeopardized by the emergence of a single competitive product that exhibits greater efficacy, more rapid onset of action or other benefits relative to our products. Furthermore, to the extent our single approved product, Zegerid powder for oral suspension 20mg, fails to gain market acceptance, it may be more difficult for us to generate sufficient credibility with physicians and patients to commercialize other products in the Zegerid product family.

     Our success will depend in part on our ability to develop and commercialize future products based on different technology than the technology on which the Zegerid family of products is based. Our internal development efforts will be time-consuming and expensive and may not be successful in developing new products. We may not be able to identify appropriate licensing or acquisition opportunities to diversify our pipeline of products. Even if we identify an appropriate product, competition for it may be intense. We may not be able to successfully negotiate the terms of a license or acquisition agreement on commercially acceptable terms. The negotiation of agreements to obtain rights to additional products or to acquire companies or their products or product lines could divert our management’s time and resources from other elements of our existing business. Moreover, we may be unable to finance the licensing or other acquisition of a new product or an acquisition target. If we issue shares of our common stock in one or more significant acquisitions, our stockholders could suffer significant dilution of their ownership interests. We might also incur debt or experience a decrease in cash available for our operations, or incur contingent liabilities and amortization expenses relating to identifiable intangible assets, in connection with any future acquisitions.

     Even if we can develop or acquire new products, our growth and acquisition strategy depends upon the successful integration of licensed or acquired products or companies with our existing products and business. Any failure of this integration process could delay new product development and introduction, impair our ability to market and sell our products and adversely affect our reputation.

We are dependent on our sublicense agreement with TAP Pharmaceutical Products Inc. as one source of near-term revenue.

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

     In August 2003, we initiated an alternative dispute resolution proceeding against TAP under the terms of the sublicense agreement. In this proceeding, we have asserted that TAP owes us $10 million in connection with the achievement of a development milestone. TAP’s position is that the milestone has not yet been achieved. We have tentatively scheduled a date for a formal hearing on the merits of this matter later this year but cannot be sure when the hearing will take place, when we will receive a final decision from the arbitrator or whether the final decision will be favorable to us. The losing party in the proceeding will be responsible for paying for the fees and expenses of the neutral arbitrator and the fees and expenses of the prevailing party (including expert witness fees and expenses). Even if we do not prevail, we would still be entitled to the milestone payment from TAP if and when TAP achieves the development milestone. However, in the event that TAP does not continue developing products based on the licensed technology, our near-term revenues would be adversely affected.

     To the extent that TAP successfully develops products based on our licensed technology, those products will compete directly with our development, marketing and sales efforts. Because TAP’s lansoprazole PPI product is a well-established product and TAP has greater financial and other resources than we do, TAP may be able to develop its product more rapidly and market its product more extensively than we can. As a result, we may not be able to compete successfully with TAP and our ability to gain market share and revenue for our products could be adversely affected.

The market for the GI pharmaceutical industry is intensely competitive and many of our competitors have significantly more resources and experience, which may limit our commercial opportunity.

     The pharmaceutical industry is intensely competitive, particularly in the GI field, where currently marketed products are well-established and successful. Competition in our industry occurs on a variety of fronts, including developing and bringing new products to market before others, developing new technologies to improve existing products, developing new products to provide the same benefits as existing products at lower cost and developing new products to provide benefits superior to those of existing products. In addition, our ability and that of our competitors to compete in our industry will depend upon our and their relative abilities to obtain and maintain intellectual property protection for products.

     Many of our competitors are large, well-established companies in the pharmaceutical field. Our competitors include, among others, AstraZeneca plc, TAP, Wyeth, Altana, Eisai Co. Ltd., Johnson & Johnson, Axcan Pharma Inc., Ferring Pharmaceuticals A/S, Merck & Co., Inc., Novartis AG, Pfizer, Salix Pharmaceuticals, Inc., Shire Pharmaceuticals Group plc and The Procter & Gamble Company. Many of these companies already offer products in the U.S. and Europe that target GERD and other GI diseases and disorders that we intend to target. Given our relatively small size and the entry of our new products into a market characterized by well-established drugs, we may not be able to compete effectively.

     In addition, many of our competitors, either alone or together with their collaborative partners, may have significantly greater experience in:

•	developing drugs;

•	undertaking preclinical testing and human clinical trials;

•	obtaining FDA and other regulatory approvals of drugs;

•	formulating and manufacturing drugs; and

•	launching, marketing, distributing and selling drugs.

     As a result, they may have a greater ability to undertake more extensive research and development, manufacturing, marketing and other programs. Many of these companies may succeed in developing products earlier than we do, completing the regulatory process and showing safety and efficacy of products more rapidly than we do or developing products that are more effective than our products. Further, the products they develop may be based on new and different technology that may involve faster mechanisms of action than our products or exhibit other benefits relative to our products.

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

Our approved product and our products under development will compete with many other drug products focused on upper GI diseases and disorders which could put downward pressure on pricing and market share and limit our ability to generate revenues.

     Our approved product and our products under development will compete with many prescription and over-the-counter, or OTC, products, including:

     Prescription Products:

•	PPIs: AstraZeneca’s Prilosec and Nexium®, TAP’s Prevacid, Wyeth’s and Altana’s Protonix and Johnson & Johnson’s and Eisai’s Aciphex®, among others; and

•	H2-receptor antagonists: Merck’s Pepcid®, GlaxoSmithKline’s Zantac®and Tagamet®and Reliant’s Axid®, among others.

     Over-the-Counter Products:

•	PPIs: Procter & Gamble’s Prilosec OTC®;

•	H2-receptor antagonists: Pfizer’s Zantac®, GlaxoSmithKline’s Tagamet and Johnson & Johnson’s and Merck’s Pepcid®AC and Pepcid® Complete, among others; and

•	Antacids: Johnson & Johnson’s and Merck’s Mylanta®, Novartis’ Maalox®and GlaxoSmithKline’s Gaviscon®and Tums®, among others.

     In addition, various companies are developing new products, including motility agents, reversible acid inhibitors, cytoprotective compounds and new PPIs. We may be required to compete with these or other new products that have greater efficacy, faster onset of action or other benefits relative to our products.

     Many of the currently marketed competitive products are available in generic formulations. For example, there are several generic delayed-release omeprazole products currently available in the U.S. market, and we anticipate that over time additional generic delayed-release omeprazole products, as well as other generic delayed-release PPIs, will enter the market. The existence of generic delayed-release omeprazole and other PPI products could make it more difficult for our products to gain market share and could cause prices for PPIs to drop, each of which could adversely affect our business. In addition, with the recent introduction of Prilosec OTC as an over-the-counter product, PPIs will be much more readily available, which could cause the prices of prescription PPIs to drop.

We do not currently have any manufacturing facilities and instead rely on third-party manufacturers.

     We have no manufacturing facilities, and we will rely on third-party manufacturers to provide us with an adequate and reliable supply of our products on a timely basis. Our manufacturers must comply with U.S. regulations, including the FDA’s current good manufacturing practices, applicable to the manufacturing processes related to pharmaceutical products, and their facilities must be inspected and approved by the FDA and other regulatory agencies as part of their business. In addition, because many of our key manufacturers are located outside of the U.S., they must also comply with applicable foreign laws and regulations.

     We will have limited control over the FDA compliance of our third-party manufacturers. If any of our manufacturers fail to meet the FDA’s pre-approval inspection requirements for any of our unapproved products, the approval of our products could be delayed while the manufacturer addresses the FDA’s concerns or require the identification and the FDA’s approval of a new supplier. This could result in significant delays before manufacturing of our products can begin, which in turn would delay commercialization of our products. In addition, the importation of pharmaceutical products into the U.S. is subject to regulation by the FDA, and the FDA can refuse to allow an imported product into the U.S. if it believes that the product does not comply with applicable laws or regulations.

     We rely on a single third-party manufacturer located outside of the U.S., Patheon Inc., for the supply of Zegerid powder for oral suspension 20mg, and we are obligated under our supply agreement to purchase a significant portion of our requirements of this product and our Zegerid powder for oral suspension 40mg product from Patheon. We also currently rely on a single third-party supplier located outside of the U.S., Union Quimico Farmaceutica, S.A., or Uquifa, for the supply of omeprazole, which is the active pharmaceutical ingredient in each of our current products. We are obligated under our supply agreement with Uquifa to purchase all of our requirements of omeprazole from this supplier. Any significant problem that either of our sole source suppliers experiences could result in a delay or interruption in the supply to us until that supplier cures the problem or until we locate an alternative source of supply. Although alternative sources of supply exist, any new supplier of products or active pharmaceutical ingredients would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing such products or ingredients. The FDA may require us to conduct additional clinical trials and provide additional information concerning any new supplier before we could distribute products from that supplier. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new supplier to bear significant additional costs which may be passed on to us. In addition, we have not entered into commercial supply agreements for our capsule or chewable tablet products and may not be able to establish or maintain commercial manufacturing arrangements for these products on commercially reasonable terms.

We will rely on third parties to perform many necessary commercial services for our products, including services related to the distribution, storage and transportation of our products.

     We expect to retain third-party service providers to perform a variety of functions related to the anticipated sale and distribution of our first approved product and any subsequently-approved products. These services will include distribution, logistics management, sample accountability, storage and transportation, the key aspects of which will be out of our direct control. We will place substantial reliance on any third parties that perform these services, including entrusting our inventories of products to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, our ability to deliver product to meet commercial demand would be significantly impaired. In addition, we may retain one or more third parties to perform various regulatory monitoring services for us, including adverse event reporting, safety database management and other product maintenance services. If the quality or accuracy of the data maintained by these regulatory service providers is insufficient, our ability to continue to market our approved product could be jeopardized or we could be subject to regulatory sanctions. Finally, because our business is at the early stage of commercial development, we have not yet entered into agreements with third parties for all of these services. We do not currently have the internal capacity to perform these important commercial functions, and we may not be able to establish or maintain commercial arrangements for these services on reasonable terms.

Failure of our products to achieve and maintain market acceptance would seriously impair our ability to reach profitability.

     Assuming we can successfully launch our Zegerid powder for oral suspension 20mg product and any other subsequently approved products, our commercial success will depend upon acceptance of our products by the medical community, particularly gastroenterologists and primary care physicians, as well as patients. We will need to engage in extensive advertising, educational programs or other means to successfully market our products, which will increase our costs significantly. We will also need to gain the acceptance of third-party payors. Market acceptance will depend upon several factors, including:

•	our ability to differentiate our products from products offered by our competitors;

•	availability of alternative treatments;

•	pricing and cost effectiveness;

•	relative convenience and ease of administration;

•	taste and other sensory characteristics of our products;

•	effectiveness of our or any collaborators’ sales and marketing strategy;

•	our ability to obtain sufficient third-party insurance coverage or reimbursement; and

•	the prevalence and severity of any adverse side effects.

     In addition, even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost-effective or otherwise render our products obsolete.

If we are unable to obtain favorable reimbursement for our products, their commercial success may be severely hindered.

     Our ability to sell our approved product and any subsequently-approved products may depend in large part on the extent to which reimbursement for the costs of our products is available from government entities, private health insurers, managed care organizations and others. Third-party payors are increasingly attempting to contain their costs. We cannot predict actions third-party payors may take, or whether they will limit the coverage and level of reimbursement for our products or refuse to provide any coverage at all. Reduced or partial reimbursement coverage could make our products less attractive to patients, suppliers and prescribing physicians and may not be adequate for us to maintain price levels sufficient to realize an appropriate return on our investment in our products or compete on price.

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

     There have been a number of legislative and regulatory proposals aimed at changing the healthcare system and pharmaceutical industry, including reductions in the cost of prescription products and changes in the levels at which consumers and healthcare providers are reimbursed for purchases of pharmaceutical products. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 was recently enacted. This legislation provides a new Medicare prescription drug benefit beginning in 2006 and mandates other reforms. Although we cannot predict the full effect on our business of the implementation of this new legislation, it is possible that the new benefit, which will be managed by private health insurers, pharmacy benefit managers and other managed care organizations, will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. This could harm our ability to market our products and generate revenues. It is also possible that other proposals will be adopted. As a result of the new Medicare prescription drug benefit or any other proposals, we may determine to change our current manner of operation, provide additional benefits or change our contract arrangements, any of which could harm our ability to operate our business efficiently, obtain collaborators and raise capital.

Our reliance on third-party clinical investigators and clinical research organizations may result in delays in completing, or a failure to complete, clinical trials if they fail to comply with regulatory requirements or perform under our agreements with them.

     As an integral component of our clinical development program, we engage clinical investigators and clinical research organizations, or CROs, to enroll patients and conduct and manage our clinical studies. Because we presently engage and intend to continue to engage CROs to help us conduct and manage our clinical trials, many key aspects of this process have been and will be out of our direct control. If the CROs and other third parties that we rely on for patient enrollment and other portions of our clinical trials fail to perform the clinical trials in a satisfactory manner and in compliance with applicable U.S. and foreign regulations, or fail to perform their obligations under our agreements with them, we could face significant delays in completing our clinical trials. For example, the FDA has inspected and will continue to inspect certain of our CROs’ operations and trial procedures and may issue notices of any observations of failure to comply with FDA-approved good clinical practices and other regulations. If our CROs or clinical investigators are unable to respond to such notices of observations in a satisfactory manner or otherwise resolve any issues identified by the FDA or other regulatory authorities, we may be unable to use the data gathered at those sites. To the extent a single CRO conducts clinical trials for us for multiple products, the CRO’s failure to comply with U.S. and foreign regulations could negatively impact each of the trials. If these clinical investigators and CROs do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for or successfully commercialize our products.

Our approved product and our products under development could be rendered obsolete by technological change and medical advances which would materially affect the performance of our business.

     Our approved product and our products under development may be rendered obsolete or uneconomical by the development of medical advances to treat the conditions that they address. The treatment of GI diseases and disorders is the subject of active research and development by many potential competitors, including major pharmaceutical companies, specialized biotechnology firms, universities and other research institutions. While we will seek to expand our technological capabilities to remain competitive, research and development by others may render our technology or products obsolete or noncompetitive or result in treatments or cures superior to any therapy we developed. Technological advances affecting costs of production also could adversely affect our ability to sell products.

Our regulatory strategy currently depends upon a provision of the Federal Food, Drug, and Cosmetic Act that is the subject of litigation that may have the effect of delaying or preventing the regulatory approval of our products.

     Our current regulatory strategy relies upon Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, which permits the filing of an NDA where at least some of the information required for product approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Over the last few years, certain pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2) and one pharmaceutical company has sued the FDA on the matter. Although the issues in that litigation are specific to the products involved, if the FDA does not prevail, it may be required to change its interpretation of Section 505(b)(2). The FDA approved our first Section 505(b)(2) NDA for our Zegerid powder for oral suspension 20mg product in June 2004. However, a subsequent change in the FDA’s interpretation of Section 505(b)(2), whether as a result of the FDA’s pending litigation with the third party or otherwise, could prevent or delay approval of our other Section 505(b)(2) NDA submissions, including the pending Section 505(b)(2) NDA that we filed in February 2004 for our Zegerid powder for oral suspension 40mg product. If we are unable to rely on Section 505(b)(2) as part of the regulatory approval process for our products, we may be required to negotiate rights of reference to NDAs held by third parties or conduct preclinical or additional clinical studies before we can commercialize our products. Any obligation to conduct preclinical or additional clinical trials would result in increased costs and delay the commercialization of our products. If we were to pursue obtaining rights of reference, these NDA holders would have no obligation to grant any rights to us, and we may be unable to enter into agreements with them on a timely basis or on commercially acceptable terms.

If we are unable to attract and retain key personnel, our business will suffer.

     We are a small company and, as of June 30, 2004, had only 113 employees. Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical, manufacturing, product development, business development and sales and marketing personnel. We may not be able to recruit and retain qualified personnel, particularly for senior clinical and sales and marketing positions, in the future due to intense competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results.

     Our success depends on a number of key management and technical personnel, particularly Gerald T. Proehl, our President and Chief Executive Officer. Although we have employment agreements with our executive officers, these agreements are terminable at will at any time with or without notice and, therefore, we cannot assure you that we will be able to retain their services. We are not aware of any present intention of these individuals to leave our company. In addition, although we have a “key person” insurance policy on Mr. Proehl, we do not have “key person” insurance policies on any of our other employees that would compensate us for the loss of their services. If we lose the services of one or more of these individuals, replacement could be difficult and may take an extended period of time and could impede significantly the achievement of our business objectives.

We will need to increase the size of our organization, and we may encounter difficulties managing our growth, which could adversely affect our results of operations.

     We expect to experience rapid and significant growth in the number of our employees and the scope of our operations. For example, we expect to hire a sales force of approximately 230 individuals prior to the expected launch of our Zegerid powder for oral suspension 20mg product, and as of June 30, 2004, we had only 56 employees in our sales and marketing organization, and had not hired any of our planned 230 sales representatives. This growth and expansion is expected to place a significant demand on our financial, managerial and operational resources.

     Our success will also depend on the ability of our executive officers and senior management to continue to implement and improve our operational, management information and financial control systems and to expand, train and manage our employee base. Our inability to manage growth effectively could cause our operating costs to grow even faster than we are currently anticipating.

We face a risk of product liability claims and may not be able to obtain adequate insurance.

     Our business exposes us to potential liability risks that may arise from the clinical testing of our products and the manufacture and sale of Zegerid powder for oral suspension 20mg. These risks exist even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA. Any product liability claim or series of claims brought against us could significantly harm our business by, among other things, reducing demand for our products, injuring our reputation and creating significant adverse media attention and costly litigation. Plaintiffs have received substantial damage awards in some jurisdictions against pharmaceutical companies based upon claims for injuries allegedly caused by the use of their products. Any judgment against us that is in excess of our insurance policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Although we have clinical trial liability insurance with a coverage limit of $5.0 million, this coverage may prove to be inadequate. Furthermore, we cannot be certain that our current insurance coverage will continue to be available for our clinical trial activities, or that increased coverage, which we plan to obtain as we move towards commercial launch of our first product, will be available in the future on reasonable terms, if at all. Further, we may not have sufficient capital resources to pay a judgment, in which case our creditors could levy against our assets, including our intellectual property.

Risks Related to Our Financial Results and Need for Financing

We have incurred significant operating losses since our inception, and we expect to incur significant additional operating losses and may not achieve profitability.

     The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve profitability. We have been engaged in developing drugs and have consistently generated operating losses since our inception in December 1996. Our commercial launch activities, and continued product development and clinical activities will require significant expenditures. We have no products that have generated any commercial revenues. As of June 30, 2004, we had an accumulated deficit of approximately $83.8 million. We expect to continue to incur additional operating losses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we attempt to commercially launch our first product, and continue our product development and clinical research programs. We anticipate incurring significant costs in the near term associated with commercializing our Zegerid powder for oral suspension 20mg product, including costs related to establishing our commercial sales force.

Our quarterly financial results are likely to fluctuate significantly because our sales prospects are uncertain.

     Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the timing and success of the commercial launch of our Zegerid powder for oral suspension 20mg product and the demand for the product and any other products and therefore our sales prospects are uncertain. The level of our revenues, if any, and results of operations at any given time will be based primarily on the following factors:

•	timing and success of the commercial launch of our first product and any other products that may be approved;

•	changes in our ability to obtain FDA approval for other products;

•	results of our clinical trials;

•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;

•	our ability to establish, grow and maintain a productive sales force;

•	demand and pricing of products we may offer;

•	physician and patient acceptance of our products;

•	levels of third-party reimbursement for our products;

•	interruption in the manufacturing or distribution of our products; and

•	the effect of competing technological and market developments.

     Until we launch our first product, it will be difficult for us to forecast demand for our products with any degree of certainty. In addition, we will be increasing our operating expenses as we build our commercial capabilities and launch our first product. Accordingly, we may experience significant, unanticipated quarterly losses. Because of these factors, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline significantly.

Our short operating history makes it difficult to evaluate our business and prospects.

     We were incorporated in December 1996 and have only been conducting operations with respect to our Zegerid family of products since January 2001. Our operations to date have been limited to organizing and staffing our company, acquiring, developing and securing our technology, undertaking product development and clinical trials for a limited number of products and preparing for the commercial launch of our first product. We have not yet demonstrated an ability to successfully commercialize a product. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing products.

We will need to raise additional funds to pursue our growth strategy or continue our operations and we may be unable to raise capital when needed.

     We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. However, we likely will need to raise additional funds to finance our operations and to fund clinical trials, regulatory submissions and the development, manufacture and marketing of other products under development and new product opportunities. Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through public or private equity offerings, debt financings and collaboration, licensing and other similar arrangements. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. To the extent that we raise additional capital by issuing equity securities, our stockholders’ ownership will be diluted. Any debt financing we enter into may involve covenants that restrict our operations. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. If adequate funds are not available on terms acceptable to us at that time, our ability to achieve profitability or to respond to competitive pressures would be significantly limited.

We are recording non-cash compensation expense that may result in an increase of our net losses for a given period.

     Stock-based compensation represents an expense associated with the recognition of the difference between the deemed fair value of common stock at the time of an option grant or stock issuance and the option exercise price or price paid for the stock. Stock-based compensation is amortized over the vesting period of the option or issuance. At June 30, 2004, deferred stock-based compensation related to option grants and stock issuances to our employees totaled $7.3 million, which will be amortized to expense on an accelerated basis as the options or stock are earned, generally over a period of four years. Also, we have granted options to consultants which, for compensation purposes, must be remeasured at each reporting date during the vesting period. This remeasurement and the corresponding effect on the related expense may result in an increase in our net losses for a given period.

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

     Although the standards have not been finalized and the timing of a final statement has not been established, the Financial Accounting Standards Board has announced their support for recording expense for the fair value of stock options granted. If we were to change our accounting policy to record expense for the fair value of stock options granted and retroactively restate all prior periods presented, then our operating expenses would increase. We rely heavily on stock options to motivate existing employees and attract new employees. If we are required to expense stock options, we may then, on the one hand, choose to reduce our reliance on stock options as a motivation tool. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees. On the other hand, if we did not reduce our reliance on stock options, our reported losses may increase.

Risks Related to Our Intellectual Property and Potential Litigation

The protection of our intellectual property rights is critical to our success and any failure on our part to adequately secure such rights would materially affect our business.

     Patents. Our commercial success will depend in part on the patent rights we have licensed or will license and on patent protection for our own inventions related to the products that we intend to market. Our success also depends on maintaining these patent rights against third-party challenges to their validity, scope or enforceability. Our patent position is subject to the same uncertainty as other biotechnology and pharmaceutical companies. For example, the PTO or the courts may deny, narrow or invalidate patent claims, particularly those that concern biotechnology and pharmaceutical inventions.

     We may not be successful in securing or maintaining proprietary or patent protection for our products, and protection that we do secure may be challenged and possibly lost. Our competitors may develop products similar to ours using methods and technologies that are beyond the scope of our intellectual property rights. Other drug companies may be able to develop generic versions of our products if we are unable to maintain our proprietary rights. For example, although we believe that we have valid patent protection in the U.S. for our products until at least 2016, it is possible that generic drug makers will attempt to introduce generic immediate-release omeprazole products similar to ours prior to the expiration of our patents. Any patents related specifically to our Zegerid products will be method and/or formulation patents and will not protect the use of the active pharmaceutical ingredient outside of the formulations described in the patents and patent applications licensed to us. In addition, our competitors or other third parties, including generic drug companies, may challenge the scope, validity or enforceability of our patent claims. As a result, these patents may be narrowed in scope, invalidated or deemed unenforceable and may fail to provide us with any market exclusivity or competitive advantage even after our investment of significant amounts of money. We also may not be able to protect our intellectual property rights against third-party infringement, which may be difficult to detect. If we become involved in any dispute regarding our intellectual property rights, regardless of whether we prevail, we could be required to engage in costly, distracting and time-consuming litigation that could harm our business.

     To date, four U.S. patents have been issued relating to technology we license from the University of Missouri and several U.S. and international or foreign counterpart patent applications are pending. The initial U.S. patent from the University of Missouri does not have corresponding international or foreign counterpart applications and there can be no assurance that we will be able to obtain foreign patent rights to protect our products. We consult with the University of Missouri in its pursuit of the patent applications that we have licensed, but the University of Missouri remains primarily responsible for prosecution of the applications. We cannot control the amount or timing of resources that the University of Missouri devotes on our behalf. It may not assign as great a priority to prosecution of patent applications relating to technology we license as we would if we were undertaking such prosecution ourselves. As a result of this lack of control and general uncertainties in the patent prosecution process, we cannot be sure that any additional patents will ever be issued. Issued patents generally require the payment of maintenance or similar fees to continue their validity. We rely on the University of Missouri to do this, and its failure to do so could result in the forfeiture of patents not maintained.

     Trade Secrets and Proprietary Know-how. We also rely upon unpatented proprietary know-how and continuing technological innovation in developing our products. Although we require our employees, consultants, advisors and current and prospective business partners to enter into confidentiality agreements prohibiting them from disclosing or taking our proprietary information and technology, these agreements may not provide meaningful protection for our trade secrets and proprietary know-how. Further, people who are not parties to confidentiality agreements may obtain access to our trade secrets or know-how. Others may independently develop similar or equivalent trade secrets or know-how. If our confidential, proprietary information is divulged to third parties, including our competitors, our competitive position in the marketplace will be harmed and our ability to successfully penetrate our target markets could be severely compromised.

     Trademarks. Our trademarks will be important to our success and competitive position. We have received U.S. and European Union, or EU, trademark registration for our corporate name, Santarus®. We have applied for U.S. and EU trademark registration for Zegerid™ and have applied for trademark registration for various other names. In connection with the review of our NDA for our powder for oral suspension 20mg product, the FDA requested that we pursue a brand name other than the Rapinex name, which was originally proposed for that product. We have selected, and the FDA has approved our use of, the brand name Zegerid for this product. Although we have applied for trademark registration for the Zegerid brand name, we have not completed the trademark registration process, and any objections we receive from the PTO, foreign trademark authorities or third parties could disrupt our sales and marketing efforts and require us to incur significant expense in defending the objections or establishing an alternative brand name. There is no guarantee we will be able to secure any of our trademark registrations with the PTO or comparable foreign authorities.

     If we do not adequately protect our rights in our various trademarks from infringement, any goodwill that has been developed in those marks would be lost or impaired. We could also be forced to cease using any of our trademarks that are found to infringe upon or otherwise violate the trademark or service mark rights of another company, and, as a result, we could lose all the goodwill which has been developed in those marks and could be liable for damages caused by any such infringement or violation.

Our Zegerid products depend on technology licensed from the University of Missouri and any loss of our license rights would harm our business and seriously affect our ability to market our products.

     Our approved product and our products under development are based on patented technology and technology for which patent applications are pending that we have exclusively licensed from the University of Missouri. A loss or adverse modification of our technology license from the University of Missouri would materially harm our ability to develop and commercialize our current products and other products based on that licensed technology that we may attempt to develop or commercialize in the future.

     The licenses from the University of Missouri expire in each country when the last patent for licensed technology expires in that country and the last patent application for licensed technology in that country is abandoned. In addition, our rights under the University of Missouri license are subject to early termination under specified circumstances, including our material and uncured breach of the license agreement or our bankruptcy or insolvency. Further, we are required to use commercially reasonable efforts to develop and sell products based on the technology we licensed from the University of Missouri to meet market demand. If we fail to meet these obligations in specified countries, after giving us an opportunity to cure the failure, the University of Missouri can terminate our license or render it nonexclusive with respect to those countries. To date, we believe we have met all of our obligations under the University of Missouri agreement. However, in the event that the University of Missouri is able to terminate the license agreement for one of the reasons specified in the license agreement, we would lose our rights to develop, market and sell our current Zegerid products and we would not be able to develop, market and sell future products based on those licensed technologies. We would also lose the right to receive potential milestone and royalty payments from TAP based on its development of products under our sublicense to TAP of the University of Missouri technology.

Our ability to market our products is subject to the intellectual property rights of third parties.

     The products we currently intend to market, and those we may market in the future, may infringe patent and other rights of third parties. In addition, our competitors, many of which have substantially greater resources than us and have made significant investments in competing technologies or products, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use and sell products either in the U.S. or international markets. Intellectual property litigation in the pharmaceutical industry is common, and we expect this to continue. In particular, intellectual property litigation among companies targeting the treatment of upper GI diseases and disorders is particularly common and may increase due to the large market for these products.

     We submitted a NDA for Zegerid powder for oral suspension 20mg in August 2003 (later approved in June 2004) and a NDA for Zegerid powder for oral suspension 40mg in February 2004, and we intend to submit NDAs for our capsule and chewable tablet products, under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act relying in part on clinical data relating to AstraZeneca’s Prilosec, a delayed-release omeprazole product. In connection with these filings, we were and will be required to provide notice to AstraZeneca, as the NDA holder, and the owners of the listed patents, which include various AstraZeneca and Merck entities, of our certification that our products do not infringe the patents listed in the Orange Book for Prilosec or that those patents are invalid. Currently, there are six unexpired patents listed for Prilosec in the Orange Book. Two of the patents relate to enteric-coated formulations of omeprazole and expire in 2007. The remaining four patents relate generally to omeprazole and the process for making omeprazole and expire in 2018 and 2019, including certain marketing exclusivity.

     In connection with any of our future Section 505(b)(2) NDA filings relating to omeprazole, AstraZeneca will have 45 days from the date of its receipt of notice of these certifications to file suit against us for infringement of those patents. If AstraZeneca brings suit against us within this time period based on those patents, approval of the related products would be delayed until the earliest of a court decision in our favor, a settlement of the claim involving licenses to the patents at issue or 30 months from the date of receipt of the notice of the certifications, or longer, if there is a court decision that is adverse to us. Thus, AstraZeneca will have an opportunity to file suit against us and trigger the 30-month stay with respect to any future Section 505(b)(2) NDA submissions we make, which litigation would be costly, time consuming and distracting to management. Furthermore, if there is a court decision in such an infringement matter that is adverse to us and upheld, we could become subject to an injunction for the life of the patents. In addition, although AstraZeneca did not file suit against us within the 45-day notice period regarding our NDAs for our Zegerid powder for oral suspension 20mg and 40mg products, it may choose to do so in the future. Although there would not be a 30-month stay in the FDA approval process for these products, any such litigation would nevertheless be costly, time-consuming and distracting to management.

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

     In addition to the patents listed in the Orange Book for Prilosec, AstraZeneca, as well as other competitors and companies, including aaiPharma, TAP and Takeda Chemical Industries Ltd., hold various other patents relating to omeprazole and PPI products generally and could file an infringement suit claiming our current products infringe their patents. For example, we are aware that aaiPharma initiated a patent infringement lawsuit against a generic omeprazole maker in connection with the launch of its generic omeprazole product. Our third-party manufacturers may also receive claims of infringement and could be subject to injunctions and temporary or permanent exclusionary orders in the U.S. or in the countries in which they are based. While we believe that we would have meritorious defenses to such claims, the outcome of any such litigation is uncertain and defending such litigation would be expensive, time-consuming and distracting to management.

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

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers or otherwise breached the terms of agreements with former employers.

     Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. In addition, certain of our employees are parties to non-compete, non-solicitation and non-disclosure agreements with their prior employers. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise breached these non-compete and non-solicitation agreements or used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize products, which could severely harm our business.

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

     Our common stock had not been publicly traded prior to our initial public offering, which was completed in April 2004, and an active trading market may not develop or be sustained. We have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of specialty pharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. Investors may not be able to sell their shares at or above the offering price. The trading price of our common stock may fluctuate substantially as a result of one or more of the following factors:

•	announcements concerning our commercial launch timing, product development programs or results of our clinical trials;

•	regulatory developments and related announcements, including announcements by the FDA and foreign regulatory authorities;

•	disputes or other developments concerning proprietary rights, including patents and trade secrets, litigation matters, and our ability to patent or otherwise protect our products and technologies;

•	conditions or trends in the pharmaceutical and biotechnology industries;

•	fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	changes in, or our failure to meet or exceed, investors’ and securities analysts’ expectations;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	actual or anticipated fluctuations in our or our competitors’ quarterly or annual operating results;

•	sales of large blocks of our common stock, including sales by our executive officers, directors or venture capital investors;

•	our entering into licenses, strategic partnerships and similar arrangements, or the termination of such arrangements;

•	acquisition of products or businesses by us or our competitors;

•	litigation and government inquiries; or

•	economic and political factors, including wars, terrorism and political unrest.

Future sales of our common stock may depress our stock price.

     Persons who were our stockholders prior to the sale of shares in our initial public offering continue to hold a substantial number of shares of our common stock that they will be able to sell in the public market in the near future. Significant portions of these shares are held by a small number of stockholders. Sales by our current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Moreover, the holders of approximately 19,786,032 shares of common stock, including shares issuable upon exercise of outstanding warrants, will have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders.

     The holders of approximately 22,358,897 shares of our outstanding common stock as of June 30, 2004 have agreed with the underwriters of our initial public offering to be bound by a 180-day lock-up agreement that generally prohibits these holders from selling or transferring their stock until September 28, 2004, subject to specified exceptions. In addition, each of our directors and executive officers and certain of our stockholders, which together held in the aggregate approximately 15,057,968 shares of our outstanding common stock as of June 30, 2004, also have agreed to be bound by a 90-day lock-up agreement that generally prohibits these holders from selling or transferring their stock until October 21, 2004, subject to specified exceptions, and subject to limited extension under certain circumstances to allow analysts to publish reports about our company. However, SG Cowen & Co., LLC and UBS Securities LLC, on behalf of the underwriters, at their discretion can waive the restrictions of the lock-up agreements at an earlier time without prior notice or announcement and allow our stockholders to sell their shares of our common stock in the public market. If the restrictions of the lock-up agreements are waived, shares of our common stock will be available for sale into the market, subject only to applicable securities rules and regulations, which may cause our stock price to decline.

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

     Although we believe that our current cash, cash equivalents and short-term investments, including the proceeds from our public offering in July 2004, will be sufficient to fund our operations for at least the next 12 months, we will likely need to raise significant additional funding to finance our operations and to fund clinical trials, regulatory submissions and the development, manufacture and marketing of other products under development and new product opportunities. Accordingly, we may conduct substantial future offerings of equity securities. The exercise of outstanding options and warrants and future equity issuances, including future public offerings or future private placements of equity securities and any additional shares issued in connection with acquisitions, will also result in dilution to investors.

Our executive officers and directors and their affiliates will exercise significant influence over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.

     Our executive officers and directors and their affiliates together control approximately 24.7% of our outstanding common stock, as of June 30, 2004. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

We may become involved in securities class action litigation that could divert management’s attention and harm our business.

     The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical and biotechnology companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

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

     Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock and adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock. These provisions include:

•	dividing our board of directors into three classes serving staggered three-year terms;

•	prohibiting our stockholders from calling a special meeting of stockholders;

•	permitting the issuance of additional shares of our common stock or preferred stock without stockholder approval;

•	prohibiting our stockholders from making certain changes to our amended and restated certificate of incorporation or amended and restated bylaws except with 66 2/3% stockholder approval; and

•	requiring advance notice for raising business matters or nominating directors at stockholders’ meetings.

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

PART II — OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Sales of Unregistered Securities

     During the quarter ended June 30, 2004, we issued and sold the following unregistered securities:

•	Effective June 30, 2004, we issued 14,376 shares of our common stock to a warrant holder upon the holder’s net exercise of the warrant. We did not receive any cash consideration for the issuance of these shares. The 14,376 shares of our common stock were issued in exchange for the surrender of the warrant to purchase 20,478 shares of our common stock. Our issuance of the shares of our common stock upon the exercise of this warrant was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of such act in that the issuance of securities to the warrant holder did not involve a public offering.

Use of Proceeds

     Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-111515) that was declared effective by the Securities and Exchange Commission on March 31, 2004. On April 6, 2004, 6,000,000 shares of common stock were sold on our behalf at an initial public offering price of $9.00 per share, for an aggregate offering price of $54.0 million, managed by SG Cowen & Co., LLC, UBS Securities LLC, Thomas Weisel Partners LLC and RBC Capital Markets Corporation. On April 16, 2004, in connection with the full exercise of the underwriters’ over-allotment option, 900,000 additional shares of common stock were sold on our behalf at the initial public offering price of $9.00 per share, for an aggregate offering price of $8.1 million. Following the sale of the 6,900,000 shares, the offering terminated.

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

     As of June 30, 2004, we had used approximately $12.6 million of the net proceeds from our initial public offering to continue the development of Zegerid powder for oral suspension 20mg and our other products under development, as well as to fund other working capital and general corporate purposes. We expect to use the majority of the remainder of the proceeds from our initial public offering to manufacture and market Zegerid powder for oral suspension 20mg and to build our sales and marketing capabilities. To a lesser extent, we anticipate using the net proceeds of the offering:

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

     Pending the uses described above, we plan to invest the remaining net proceeds from our initial public offering in short- and medium-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Form of Common Stock Certificate

4.2(3)	Amended and Restated Investors’ Rights Agreement, dated April 30, 2003, among us and the parties named therein

4.3(3)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated May 19, 2003, among us and the parties named therein

4.4(3)†	Stock Restriction and Registration Rights Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

4.5(3)	Form of Series C Preferred Stock Purchase Warrant

4.6(4)	Form of Common Stock Purchase Warrant

4.7(4)	Warrant to Purchase Shares of Common Stock, dated April 30, 2003, issued to Rockport Venture Securities, LLC

10.1#	Amended and Restated 2004 Equity Incentive Award Plan

10.2#	Amended and Restated Employee Stock Purchase Plan

10.3#	Employment Agreement between us and C. Christine Simmons

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q of Santarus, Inc. filed with the Securities and Exchange Commission on May 13, 2004.

(2)	Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 of Santarus, Inc. (Registration No. 333-111515) filed with the Securities and Exchange Commission on March 9, 2004.

(3)	Incorporated by reference to the Registration Statement on Form S-1 of Santarus, Inc. (Registration No. 333-111515) filed with the Securities and Exchange Commission on December 23, 2003.

(4)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 of Santarus, Inc. (Registration No. 333-111515) filed with the Securities and Exchange Commission on February 4, 2004.

†	Santarus, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been filed separately with the Securities and Exchange Commission.

#	Indicates management contract or compensatory plan.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Santarus, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

     (b) Reports on Form 8-K

•	On April 29, 2004, Santarus, Inc. filed a report on Form 8-K, which reported under Items 5 and 7 that the U.S. Food and Drug Administration had accepted for filing the Company’s New Drug Application for its powder for oral suspension 40mg product.

•	On May 12, 2004, Santarus, Inc. filed a report on Form 8-K, which reported under Items 7 and 12 that the Company issued a press release announcing its financial results for the quarter ended March 31, 2004.

•	On June 16, 2004, Santarus, Inc. filed a report on Form 8-K, which reported under Items 5 and 7 that the U.S. Food and Drug Administration had approved the Company’s New Drug Application for its powder for oral suspension 20mg product.

•	On June 24, 2004, Santarus, Inc. filed a report on Form 8-K, which reported under Items 5 and 7 that the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission relating to a proposed underwritten follow-on public offering of shares of its common stock.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2004

/s/ Debra P. Crawford
Debra P. Crawford,
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)