Form 10-Q
period 2004-09-30
SANTARUS INC
filed 2004-11-12
CIK 1172480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 000-50651

SANTARUS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0734433 (I.R.S. Employer Identification No.)

10590 West Ocean Air Drive, Suite 200, San Diego, CA (Address of principal executive offices)	92130 (Zip Code)

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

     The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of October 31, 2004 was 36,234,658.

SANTARUS, INC.

FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

Page
No.
PART I – FINANCIAL INFORMATION
Item 1 Financial Statements
Condensed Balance Sheets (unaudited) as of September 30, 2004 and December 31, 2003	3
Condensed Statements of Operations (unaudited) for the three and nine months ended September 30, 2004 and 2003 and for the period from December 6, 1996 (inception) to September 30, 2004	4
Condensed Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2004 and 2003 and for the period from December 6, 1996 (inception) to September 30, 2004	5
Notes to Unaudited Condensed Financial Statements	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3 Quantitative and Qualitative Disclosures about Market Risk	36
Item 4 Controls and Procedures	36
PART II – OTHER INFORMATION
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 4 Submissions of Matters to a Vote of Security Holders	37
Item 6 Exhibits	38
SIGNATURES
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Santarus, Inc.
(a development stage company)
Condensed Balance Sheets
(unaudited)

	September 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$56,647,741	$13,063,211
Short-term investments	65,076,941	32,585,088
Inventories	1,721,451	—
Other current assets	1,779,144	817,216

Total current assets	125,225,277	46,465,515
Long-term restricted cash	950,000	950,000
Property and equipment, net	996,901	616,076
Other assets	852,613	156,563

Total assets	$128,024,791	$48,188,154

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$10,644,505	$3,834,257
Current portion of long-term debt	236,339	255,274

Total current liabilities	10,880,844	4,089,531
Long-term debt, less current portion	53,687	223,999
Series D redeemable convertible preferred stock, $.0001 par value; no shares and 43,900,000 shares authorized, issued and outstanding at September 30, 2004 and December 31, 2003, respectively; liquidation preference of $58,007,177 at December 31, 2003	—	57,625,278
Stockholders’ equity (deficit):
Series A convertible preferred stock, $.0001 par value; no shares and 620,000 shares authorized, issued, and outstanding at September 30, 2004 and December 31, 2003, respectively; liquidation preference of $62,000 at December 31, 2003	—	62
Series B convertible preferred stock, $.0001 par value; no shares and 5,276,000 shares authorized, issued and outstanding at September 30, 2004 and December 31, 2003, respectively; liquidation preference of $5,276,000 at December 31, 2003	—	528
Series C convertible preferred stock, $.0001 par value; no shares and 13,845,648 shares authorized, no shares and 13,701,208 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively; liquidation preference of $33,293,935 at December 31, 2003	—	1,370
Preferred stock, $.0001 par value; 10,000,000 shares and no shares authorized at September 30, 2004 and December 31, 2003, respectively; no shares issued and outstanding at September 30, 2004 and December 31, 2003	—	—
Common stock, $.0001 par value; 100,000,000 and 104,000,000 shares authorized at September 30, 2004 and December 31, 2003, respectively; 36,201,701 and 2,398,440 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	3,620	240
Additional paid-in capital	228,117,890	50,568,886
Deferred compensation	(5,897,244)	(8,646,845)
Accumulated other comprehensive loss	(111,998)	(13,114)
Deficit accumulated during the development stage	(105,022,008)	(55,661,781)

Total stockholders’ equity (deficit)	117,090,260	(13,750,654)

Total liabilities and stockholders’ equity (deficit)	$128,024,791	$48,188,154

See accompanying notes.

Santarus, Inc.
(a development stage company)
Condensed Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from December 6, 1996 (inception) to September 30,
	2004	2003	2004	2003	2004
Sublicense revenue	$—	$—	$—	$—	$8,000,000
Costs and expenses:
License fees	—	1,000,000	5,000,000	1,000,000	8,901,750
Research and development	5,750,960	2,567,068	15,471,725	8,292,187	53,100,197
Selling, general and administrative	14,604,406	1,897,886	24,154,750	4,654,839	42,214,264
Stock-based compensation	1,284,855	546,472	4,424,909	1,040,233	7,050,510

Total costs and expenses	21,640,221	6,011,426	49,051,384	14,987,259	111,266,721

Loss from operations	(21,640,221)	(6,011,426)	(49,051,384)	(14,987,259)	(103,266,721)
Interest and other income, net	447,769	143,312	815,667	330,073	2,540,341

Net loss	(21,192,452)	(5,868,114)	(48,235,717)	(14,657,186)	(100,726,380)
Accretion to redemption value of redeemable convertible preferred stock	—	(1,124,510)	(1,124,510)	(1,815,652)	(4,064,673)
Beneficial conversion of short-term notes payable to related parties	—	—	—	—	(230,955)

Net loss attributable to common stockholders	$(21,192,452)	$(6,992,624)	$(49,360,227)	$(16,472,838)	$(105,022,008)

Basic and diluted net loss per share	$(0.62)	$(3.78)	$(2.32)	$(9.12)

Weighted average shares outstanding to calculate basic and diluted net loss per share	33,983,523	1,847,853	21,293,866	1,806,412
The composition of stock-based compensation is as follows:
Research and development	$403,098	$147,971	$1,226,637	$294,606	$1,714,573
Selling, general and administrative	881,757	398,501	3,198,272	745,627	5,335,937

	$1,284,855	$546,472	$4,424,909	$1,040,233	$7,050,510

See accompanying notes.

Santarus, Inc.
(a development stage company)
Condensed Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,		Period from December 6, 1996 (inception) to September 30,
	2004	2003	2004
Operating activities
Net loss	$(48,235,717)	$(14,657,186)	$(100,726,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	313,288	232,107	1,271,677
Stock-based compensation	4,424,909	1,040,233	7,050,510
Noncash interest expense for warrants issued	—	—	230,955
Issuance of common stock for services	—	—	4,200
Issuance of common stock for technology license agreements	—	—	91,750
Forgiveness of stockholder notes	—	25,000	119,000
Changes in operating assets and liabilities:
Inventories	(1,721,451)	—	(1,721,451)
Other current assets	(961,928)	(243,412)	(1,779,144)
Long-term restricted cash	—	—	(950,000)
Other assets	(5,955)	5,667	(64,391)
Accounts payable and accrued liabilities	6,810,248	(514,571)	10,668,417

Net cash used in operating activities	(39,376,606)	(14,112,162)	(85,804,857)
Investing activities
Purchase of short-term investments	(73,590,737)	(43,023,391)	(150,264,265)
Sales and maturities of short-term investments	41,000,000	13,419,000	85,075,326
License costs	—	—	(166,121)
Purchases of property and equipment	(666,895)	(63,574)	(2,067,258)
Deposits on manufacturing equipment	(816,542)	—	(816,542)

Net cash used in investing activities	(34,074,174)	(29,667,965)	(68,238,860)
Financing activities
Exercise of stock options	275,328	10,740	848,220
Issuance of Series C convertible preferred stock, net	—	—	31,616,704
Issuance of Series D redeemable convertible preferred stock, net	—	54,685,116	54,685,116
Issuance of common stock, net	116,949,229	—	116,850,000
Collection of stockholder receivables, net	—	—	4,629,392
Advances received from stockholders	—	—	232,000
Proceeds from short-term notes payable to related parties	—	—	2,540,000
Payments on short-term notes payable to related parties	—	—	(1,000,000)
Proceeds from equipment notes payable	—	—	809,309
Payments on equipment notes payable	(189,247)	(172,687)	(519,283)
Proceeds from line-of-credit agreement	—	—	250,000
Payments on line-of-credit	—	—	(250,000)

Net cash provided by financing activities	117,035,310	54,523,169	210,691,458

Increase in cash and cash equivalents	43,584,530	10,743,042	56,647,741
Cash and cash equivalents at beginning of the period	13,063,211	4,480,308	—

Cash and cash equivalents at end of the period	$56,647,741	$15,223,350	$56,647,741

Supplemental disclosure of cash flow information:
Interest paid	$27,427	$43,988	$146,073

Supplemental schedule of noncash investing and financing activities:
Issuance of stock in exchange for stockholder receivables	$—	$—	$4,815,000

Conversion of debt to equity	$—	$—	$1,795,913

Accretion to redemption value of redeemable convertible preferred stock	$1,124,510	$1,815,652	$4,064,673

Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	$58,749,789	$—	$58,749,789

Beneficial conversion of short-term notes payable to related parties	$—	$—	$230,955

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

     The Company’s operations to date have been limited to organizing and staffing the Company, acquiring, developing and securing its technology, undertaking product development and clinical trials for a limited number of product candidates and preparing for the commercial launch of Zegerid™ (omeprazole) powder for oral suspension 20mg. As the Company had not begun principal operations of commercializing a product candidate as of September 30, 2004, the financial statements have been presented as a development stage company. In October 2004, the Company began the commercial sale and marketing of Zegerid powder for oral suspension 20mg.

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

     Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004 or any future periods. For further information, see the financial statements and disclosures thereto for the year ended December 31, 2003 included in the Prospectus filed by the Company pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on July 23, 2004.

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

     Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.

3. Inventories

     Inventories are stated at the lower of cost (FIFO) or market and consist of finished goods and raw materials used in the manufacture of the Company’s Zegerid powder for oral suspension 20mg product.

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

     In connection with the granting of employee stock options, the Company recorded deferred compensation of approximately $179,000 during the three months ended September 30, 2003, and $1.4 million and $5.2 million, during the nine months ended September 30, 2004 and 2003, respectively, representing the difference between the exercise price and the fair value of the Company’s common stock on the date of grant. No deferred compensation was recorded for the three months ended September 30, 2004. Deferred compensation is being amortized over the vesting period of the options resulting in stock-based compensation expense of approximately $1.3 million and $440,000 for the three months ended September 30, 2004 and 2003, respectively, and approximately $3.9 million and $823,000 for the nine months ended September 30, 2004 and 2003, respectively.

     Had compensation cost for the Company’s outstanding employee stock options been determined based on the fair value at the grant dates for those options consistent with SFAS No. 123, the Company’s net loss and basic and diluted net loss per share, would have been changed to the following pro forma amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders as reported	$(21,192,452)	$(6,992,624)	$(49,360,227)	$(16,472,838)
Add: Stock-based employee compensation expense included in net loss	1,269,241	439,731	3,931,820	823,175
Deduct: Stock-based employee compensation expense determined under fair value method	(2,126,355)	(704,104)	(6,581,874)	(1,076,599)

Pro forma net loss attributable to common stockholders	$(22,049,566)	$(7,256,997)	$(52,010,281)	$(16,726,262)

Basic and diluted net loss per share as reported	$(0.62)	$(3.78)	$(2.32)	$(9.12)
Basic and diluted pro forma net loss per share	$(0.65)	$(3.93)	$(2.44)	$(9.26)

     SFAS No. 123 pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock-based employee compensation under the fair value method prescribed in SFAS No. 123. The fair value of the options was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions for the three months ended September 30, 2004 and 2003 and the nine months ended September 30, 2004 and 2003: weighted average risk-free interest rates of 3.2%, 3.0%, 3.17% and 2.27%, respectively; a dividend yield of 0%; a volatility of 70%; and a weighted-average life of the option of 6.3, 5.5, 6.2 and 6.9 years, respectively.

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. Stock option grants are expensed over their respective vesting periods.

     The Company accounts for options issued to nonemployees under SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services. As such, the value of such options is periodically remeasured and income or expense is recognized during their vesting terms. For the three months ended September 30, 2004 and 2003, stock-based compensation related to stock options issued to nonemployees was approximately $16,000 and $107,000, respectively. For the nine months ended September 30, 2004 and 2003, stock-based compensation related to stock options issued to nonemployees was approximately $493,000 and $217,000, respectively. Included in nonemployee stock-based compensation for the nine months ended September 30, 2004 was approximately $361,000 in expense associated with the accelerated vesting of certain shares of common stock that the Company’s former chairman of the board of directors and his affiliates acquired in connection with earlier option grants.

5. Comprehensive Income (Loss)

     Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss), specifically unrealized gains and losses on securities available-for-sale. For the three and nine months ended September 30, 2004 and 2003, the comprehensive loss consisted of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	$(21,192,452)	$(5,868,114)	$(48,235,717)	$(14,657,186)
Unrealized gain (loss) on investments	(13,727)	20,727	(98,884)	(21,555)

Comprehensive loss	$(21,206,179)	$(5,847,387)	$(48,334,601)	$(14,678,741)

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

     The net loss per share for the three and nine months ended September 30, 2004 includes the effect of the 6,900,000 shares of common stock issued in the Company’s follow-on public offering of common stock in July 2004, the 6,900,000 shares of common stock issued in the Company’s initial public offering of common stock in April 2004 and the 19,740,759 shares of common stock issued upon conversion of the Company’s redeemable convertible preferred stock and convertible preferred stock (collectively, the “Preferred Stock”) in conjunction with the initial public offering. The pro forma shares used to compute basic and diluted net loss per share represent the weighted average common shares outstanding, reduced by the weighted average unvested common shares subject to repurchase, and includes the assumed conversion of all outstanding shares of preferred stock into shares of common stock using the as-if converted method as of the beginning of each period presented or the date of issuance, if later.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Historical:
Numerator:
Net loss	$(21,192,452)	$(5,868,114)	$(48,235,717)	$(14,657,186)
Accretion to redemption value of redeemable convertible preferred stock	—	(1,124,510)	(1,124,510)	(1,815,652)

Net loss attributable to common stockholders	$(21,192,452)	$(6,992,624)	$(49,360,227)	$(16,472,838)

Denominator:
Weighted average common shares	34,175,859	1,991,833	21,527,023	1,986,691

\

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Weighted average unvested common shares subject to repurchase	(192,336)	(143,980)	(233,157)	(180,279)

Denominator for basic and diluted net loss per share	33,983,523	1,847,853	21,293,866	1,806,412

Basic and diluted net loss per share	$(0.62)	$(3.78)	$(2.32)	$(9.12)
Pro forma:
Pro forma net loss	$(21,192,452)	$(5,868,114)	$(48,235,717)	$(14,657,186)

Basic and diluted pro forma net loss per share	$(0.62)	$(0.27)	$(1.71)	$(0.92)
Pro forma adjustments to reflect assumed weighted average effect of conversion of preferred stock	—	19,740,759	6,916,470	14,041,468

Weighted average shares outstanding to calculate basic and diluted pro forma net loss per share	33,983,523	21,588,612	28,210,336	15,847,880

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

     In March 2004, the Company’s stockholders approved a 1-for-3.5 reverse stock split of the Company’s outstanding common stock. The accompanying financial statements give retroactive effect to the 1-for-3.5 reverse stock split for all periods presented.

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

     On July 28, 2004, the Company completed a follow-on public offering of 6,900,000 shares of common stock at a price to the public of $9.50 per share raising estimated net proceeds of approximately $61.0 million, net of underwriting discounts and estimated offering expenses. The completed offering included the full exercise of the underwriters’ over-allotment option.

9. Subsequent Event

     In October 2004, the Company entered into a non-exclusive agreement with Otsuka America Pharmaceutical, Inc. (“OAPI”) for OAPI to co-promote Zegerid powder for oral suspension to U.S. physicians. Under the terms of the agreement, the Company received a $15.0 million upfront payment from OAPI, and has agreed to pay OAPI a royalty on total U.S. net sales of the product. The Company also granted OAPI options to extend the co-promotion arrangement to the Zegerid capsule and chewable tablet formulations subject to receipt of marketing approval of these products, with additional milestone payments should those options be exercised. The agreement expires on December 31, 2009, subject to earlier termination under certain circumstances.

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

Overview

     We are a specialty pharmaceutical company focused on acquiring, developing and commercializing proprietary products for the prevention and treatment of gastrointestinal diseases and disorders. The primary focus of our current efforts is the development and commercialization of next generation proton pump inhibitor, or PPI, products — the most frequently prescribed drugs for the treatment of many upper gastrointestinal, or GI, diseases and disorders. In June 2004, we received approval of our first new drug application, or NDA, from the U.S. Food and Drug Administration, or FDA, for Zegerid (omeprazole) powder for oral suspension 20mg, and began the commercial sale and marketing of the product in October 2004. We submitted our second NDA in February 2004 for Zegerid powder for oral suspension 40mg. Our powder for oral suspension products are immediate-release formulations of omeprazole, a widely prescribed PPI currently available for oral use only in delayed-release formulations. We are also developing immediate-release omeprazole products in capsule and chewable tablet formulations.

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

     In January 2001, we entered into an exclusive, worldwide license agreement with the University of Missouri, under which we licensed rights to all of its patents and patent applications relating to specific formulations of immediate-release PPIs with antacids for treating upper GI diseases and disorders. This licensed technology forms the basis of our approved product and our products under development, Zegerid powder for oral suspension, capsules and chewable tablets, which are proprietary immediate-release formulations of omeprazole. The initial issued U.S. patents on which our current products are based expire in July 2016. We paid the University of Missouri a one-time licensing fee of $1.0 million in 2001 and a one-time $1.0 million milestone payment upon the filing of our first NDA in 2003. In July 2004, we paid a one-time $5.0 million milestone payment based upon the FDA’s approval of Zegerid powder for oral suspension 20mg, and we are required to make additional milestone payments to the University of Missouri upon the achievement of certain regulatory events related to obtaining approvals outside the U.S. which may total up to $3.5 million in the aggregate. We are also required to make milestone payments based on first-time achievement of significant sales thresholds, up to a maximum of $86.3 million, and to pay royalties on net sales of our products.

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

     In October 2004, we entered into a non-exclusive agreement with Otsuka America Pharmaceutical, Inc., or OAPI, for OAPI to co-promote Zegerid powder for oral suspension to U.S. physicians. Under the terms of the agreement, we received a $15.0 million upfront payment from OAPI, and have agreed to pay OAPI a royalty on total U.S. net sales of the product. We also granted OAPI options to extend the co-promotion arrangement to our Zegerid capsule and chewable tablet formulations subject to receipt of marketing approval of these products, with additional milestone payments should those options be exercised. The agreement expires on December 31, 2009, subject to earlier termination under certain circumstances.

     We are a development stage company and have incurred significant losses since our inception. We had an accumulated deficit of approximately $105.0 million as of September 30, 2004. These losses have resulted principally from costs incurred in connection with license fees, research and development activities, including costs of clinical trial activities associated with our current products, initial commercialization activities and general and administrative expenses.

     We expect to continue to incur additional operating losses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we expand our commercial organization to promote our products, enhance our product portfolio through internal development, product and patent licensing and strategic acquisitions and grow our administrative support activities.

     On April 6, 2004, we completed an initial public offering of 6,000,000 shares of common stock at a price to the public of $9.00 per share, raising net proceeds of approximately $48.3 million, net of underwriting discounts and offering expenses. On April 16, 2004, in connection with the exercise of the underwriters’ over-allotment option, we completed the sale of 900,000 additional shares of common stock at the initial public offering price of $9.00 per share, raising net proceeds of approximately $7.5 million, net of underwriting discounts and estimated offering expenses.

     On July 28, 2004, we completed a follow-on public offering of 6,900,000 shares of common stock at a price to the public of $9.50 per share, raising net proceeds of approximately $61.0 million, net of underwriting discounts and offering expenses. The completed offering included the full exercise of the underwriters’ over-allotment option.

Revenues

     From inception to September 30, 2004, we have not generated any revenues from product sales. Product revenue will depend on our ability to successfully commercialize Zegerid powder for oral suspension 20mg and our ability to obtain regulatory approvals for and successfully commercialize other products.

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

     Our research and development activities are primarily focused on the development of our Zegerid family of products, which are immediate-release omeprazole products in powder for oral suspension, capsule and chewable tablet formulations. We completed a pivotal pharmacokinetic/pharmacodynamic, or PK/PD, clinical trial for Zegerid powder for oral suspension 20mg, submitted our first NDA to the FDA in August 2003 and received FDA approval in June 2004. We have also completed a pivotal PK/PD clinical trial, as well as a pivotal Phase III clinical trial, for Zegerid powder for oral suspension 40mg and submitted our second NDA to the FDA in February 2004. We initiated pivotal PK/PD clinical trials evaluating the 20mg dose of our capsule product in July 2004, the 40mg dose of our capsule product in August 2004, the 20mg dose of our chewable tablet product in October 2004 and the 40mg dose of our chewable tablet product in November 2004. From the time that we entered into our license agreement with the University of Missouri in January 2001 through September 30, 2004, our costs associated with the research and development of the Zegerid products have represented over 90% of our research and development expenses for all program areas. In addition, during the three and nine months ended September 30, 2004, costs associated with the research and development of the Zegerid products represented over 98% of our research and development expenses for all program areas, reflecting an even greater focus on these products.

     We are unable to estimate with any certainty the costs we will incur in the continued development of our Zegerid products for commercialization. However, we expect our research and development costs to increase if we are able to advance our existing and new products into later stages of clinical development.

     Clinical development timelines, likelihood of success and total research and development costs vary widely. Although we are currently focused primarily on advancing our Zegerid family of products, we anticipate that we will make determinations as to which development projects to pursue and how much funding to direct to each project on an on-going basis in response to the scientific and clinical success of each product.

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

     Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and other expenses related to our commercial operations and corporate administrative employees, legal fees and other professional services. As we pursue the commercialization of Zegerid powder for oral suspension 20mg, launched in October 2004, we expect our selling, general and administrative expenses to increase.

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

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

     Our revenue recognition policies are in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, which provides guidance on revenue recognition in financial statements, and is based on the interpretations and practices developed by the Securities and Exchange Commission. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on our management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause our management to determine that these criteria are not met for certain future transactions, revenue recognition for those transactions will be delayed and our revenues could be adversely affected.

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

     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. See our audited financial statements and notes thereto included in our Prospectus filed with the Securities and Exchange Commission on July 23, 2004, which contain accounting policies and other disclosures required by GAAP.

Results of Operations

Comparison of Three Months Ended September 30, 2004 and 2003

     License Fees. License fee expenses were $1.0 million for the three months ended September 30, 2003 and consisted of the milestone payment due to the University of Missouri based upon the filing of our first NDA. There were no license fee expenses recorded in the three months ended September 30, 2004.

     Research and Development. Research and development expenses were $5.8 million for the three months ended September 30, 2004 and $2.6 million for the three months ended September 30, 2003. The $3.2 million increase in our research and development expenses was primarily attributable to the hiring of additional personnel, increased costs associated with preparation for commercial manufacturing of Zegerid powder for oral suspension 20mg and the formulation development and production of clinical trial materials for our other product candidates, Zegerid capsules and Zegerid chewable tablets. The increase was also attributable to the initiation of pivotal PK/PD clinical trials evaluating the 20mg dose of our capsule product in July 2004 and the 40mg dose of our capsule product in August 2004.

     Expenses related to clinical trials pursuant to contracts with research institutions and clinical research organizations represented 30% of our total research and development expenses in the three months ended September 30, 2004 and 20% of our total research and development expenses in the three months ended September 30, 2003. Accrued clinical trial expenses are based on estimates of the work completed under the contracts, milestones achieved and level of patient enrollment. Actual services performed, number of patients enrolled and the rate of patient enrollment may vary from our estimates, resulting in adjustments to clinical trial expenses in future periods. In the past, we have not experienced any material deviations between accrued clinical trial expenses and actual clinical trial expenses, and management does not anticipate material deviations in the future.

     Selling, General and Administrative. Selling, general and administrative expenses were $14.6 million for the three months ended September 30, 2004 and $1.9 million for the three months ended September 30, 2003. The $12.7 million increase in our selling, general and administrative expenses was primarily attributable to the hiring of additional sales and marketing personnel, including our field sales organization which grew to more than 200 sales representatives in the three months ended September 30, 2004. Additionally, outside services and professional fees associated with preparation for the commercial launch of our first product, Zegerid powder for oral suspension 20mg, increased for the three months ended September 30, 2004, including development of marketing and promotional materials, holding our first national sales meeting, medical education and the development of a sales training program.

     Stock-Based Compensation. We recorded non-cash compensation charges of $1.3 million for the three months ended September 30, 2004 and $546,000 for the three months ended September 30, 2003. In connection with the grant of stock options to employees, we recorded deferred compensation of $179,000 in the three months ended September 30, 2003. We recorded this amount as a component of stockholders’ equity and will amortize the amount as a charge to operations over the vesting period of the options. No deferred compensation was recorded in the three months ended September 30, 2004. We recorded stock-based compensation related to stock options issued to nonemployees of $16,000 for the three months ended September 30, 2004 and $107,000 for the three months ended September 30, 2003. The compensation charges in the three months ended September 30, 2004 related to research and development personnel in the amount of $403,000 and selling, general and administrative personnel in the amount of $882,000. The compensation charges in the three months ended September 30, 2003 related to research and development personnel in the amount of $148,000 and selling, general and administrative personnel in the amount of $398,000.

     Interest and Other Income, Net. Interest and other income, net was $448,000 in the three months ended September 30, 2004 and $143,000 in the three months ended September 30, 2003. The $305,000 increase was primarily attributable to an increase in our interest income resulting from higher cash balances from our initial public offering of common stock in April 2004 and follow-on public offering of common stock in July 2004.

Comparison of Nine Months Ended September 30, 2004 and 2003

     License Fees. License fee expenses were $5.0 million for the nine months ended September 30, 2004 and consisted of the one-time milestone payment due to the University of Missouri based upon the FDA’s approval of Zegerid powder for oral suspension 20mg. License fee expenses were $1.0 million for the nine months ended September 30, 2003 and consisted of the milestone payment due to the University of Missouri based upon the filing of our first NDA.

     Research and Development. Research and development expenses were $15.5 million for the nine months ended September 30, 2004 and $8.3 million for the nine months ended September 30, 2003. The $7.2 million increase in our research and development expenses was primarily attributable to increased costs associated with preparation for commercial manufacturing of Zegerid powder for oral suspension 20mg, the formulation development and production of clinical trial materials for our other product candidates, Zegerid capsules and Zegerid chewable tablets and the hiring of additional personnel. The increase was also attributable to the initiation of pivotal PK/PD clinical trials evaluating the 20mg dose of our capsule product in July 2004 and the 40mg dose of our capsule product in August 2004, spending associated with our Phase IIIb clinical trial evaluating Zegerid powder for oral suspension as compared to Protonix (delayed-release pantoprazole capsules) for prevention of nocturnal acid breakthrough and our clinical trial to evaluate the safety of Zegerid powder for oral suspension 40mg which was initiated in October 2003, and payment of the user fee associated with the submission of our second NDA for Zegerid powder for oral suspension in a 40mg dose in February 2004. These increases in our research and development expenses were offset in part by decreased clinical trial costs associated with our pivotal Phase III clinical trial evaluating Zegerid powder for oral suspension 40mg for the prevention of upper GI bleeding in critically ill patients that was completed in June 2003.

     Expenses related to clinical trials pursuant to contracts with research institutions and clinical research organizations represented 20% of our total research and development expenses in the nine months ended September 30, 2004 and 33% of our total research and development expenses in the nine months ended September 30, 2003. Accrued clinical trial expenses are based on estimates of the work completed under the contracts, milestones achieved and level of patient enrollment. Actual services performed, number of patients enrolled and the rate of patient enrollment may vary from our estimates, resulting in adjustments to clinical trial expenses in future periods. In the past, we have not experienced any material deviations between accrued clinical trial expenses and actual clinical trial expenses, and management does not anticipate material deviations in the future.

     Selling, General and Administrative. Selling, general and administrative expenses were $24.2 million for the nine months ended September 30, 2004 and $4.7 million for the nine months ended September 30, 2003. The $19.5 million increase in our selling, general and administrative expenses was primarily attributable to the hiring of additional sales and marketing personnel, including our field sales organization, which grew to more than 200 sales representatives in the three months ended September 30, 2004. Additionally, outside services and professional fees associated with preparation for the commercial launch of our first product, Zegerid powder for oral suspension 20mg, increased for the nine months ended September 30, 2004, including development of marketing and promotional materials, holding our first national sales meeting, medical education and development of a sales training program.

     Stock-Based Compensation. We recorded non-cash compensation charges of $4.4 million for the nine months ended September 30, 2004 and $1.0 million for the nine months ended September 30, 2003. In connection with the grant of stock options to employees, we recorded deferred compensation of $1.4 million in the nine months ended September 30, 2004 and $5.2 million in the nine months ended September 30, 2003. As of September 30, 2004, we had $5.9 million of deferred compensation. We recorded this amount as a component of stockholders’ equity and will amortize the amount as a charge to operations over the vesting period of the options. We recorded stock-based compensation related to stock options issued to nonemployees of $493,000 for the nine months ended September 30, 2004 and $217,000 for the nine months ended September 30, 2003. Included in nonemployee stock-based compensation for the nine months ended September 30, 2004 was approximately $361,000 in expense associated with the accelerated vesting of certain shares of common stock that our former chairman of the board of directors and his affiliates acquired in connection with earlier option grants. The compensation charges in the nine months ended September 30, 2004 related to research and development personnel in the amount of $1.2 million and selling, general and administrative personnel in the amount of $3.2 million. The compensation charges in the nine months ended September 30, 2003 related to research and development personnel in the amount of $294,000 and selling, general and administrative personnel in the amount of $746,000.

     Interest and Other Income, Net. Interest and other income, net was $816,000 in the nine months ended September 30, 2004 and $330,000 in the nine months ended September 30, 2003. The $486,000 increase was primarily attributable to an increase in our interest income resulting from higher cash balances from our in our initial public offering of common stock in April 2004 and follow-on public offering of common stock in July 2004.

Liquidity and Capital Resources

     As of September 30, 2004, cash, cash equivalents and short-term investments were $121.7 million, compared to $45.6 million as of December 31, 2003, an increase of $76.1 million. This increase resulted primarily from the proceeds from the issuance of common stock in our initial public offering in April 2004 and our follow-on public offering in July 2004, offset in part by our net loss for the nine months ended September 30, 2004. The cash, cash equivalents and short-term investments at September 30, 2004 do not include the $15.0 million upfront payment we received from OAPI in October 2004 under our co-promotion agreement for Zegerid powder for oral suspension.

     Net cash used in operating activities was $39.4 million for the nine months ended September 30, 2004 and $14.1 million for the nine months ended September 30, 2003. The primary use of cash was to fund our net losses for these periods, adjusted for non-cash expenses, including depreciation and amortization of $313,000 for the nine months ended September 30, 2004 and $232,000 for the nine months ended September 30, 2003, stock-based compensation of $4.4 million for the nine months ended September 30, 2004 and $1.0 million for the nine months ended September 30, 2003, and changes in operating assets and liabilities. Accounts payable and accrued liabilities increased in the nine months ended September 30, 2004 primarily due to increased spending levels associated with the commercial launch of Zegerid powder for oral suspension 20mg and increased accrued compensation and benefits associated with our increase in personnel. Additionally, Zegerid powder for oral suspension 20mg inventories were $1.7 million as of September 30, 2004.

     Net cash used in investing activities was $34.1 million for the nine months ended September 30, 2004 and $30.0 million for the nine months ended September 30, 2003. These activities primarily consisted of purchases of short-term investments and purchases of property and equipment, offset in part by sales and maturities of short-term investments.

     Net cash provided by financing activities was $117.0 million for the nine months ended September 30, 2004 and $54.5 million for the nine months ended September 30, 2003. These activities consisted primarily of the issuance of common stock in our initial public offering and our follow-on public offering and the exercise of stock options in the nine months ended September 30, 2004, and the private sales of preferred stock in the nine months ended September 30, 2003.

     We expect our cash requirements to increase significantly in the foreseeable future to support the commercialization of our first approved product, Zegerid powder for oral suspension 20mg, while we continue to sponsor clinical trials for, seek regulatory approvals of, and develop and manufacture our other products. As we expand our commercial organization, expand our research and development efforts and pursue additional product opportunities, we anticipate significant cash requirements for hiring of personnel, capital expenditures and investment in additional office space, internal systems and infrastructure.

     In preparation for the launch of our first product, we entered into a commercial supply agreement with Patheon in December 2003 which, among other things, obligates us to fund up to approximately $1.9 million in manufacturing equipment for Patheon. Patheon is obligated to reimburse us for this amount in the event that we purchase a specified aggregate number of units. Through September 30, 2004, we have funded approximately $817,000 of the manufacturing equipment, and we believe we will expend the remaining amounts in the next six months. In connection with the launch of our first product, we have commenced the purchase of commercial quantities of product from Patheon as well as commercial quantities of the active ingredient from our omeprazole supplier. At September 30, 2004, we had finished goods and raw materials inventory purchase commitments of approximately $8.5 million.

     The following summarizes our long-term contractual obligations as of December 31, 2003:

		Payments Due by Period
		Less than	One to	Four to
		One	Three	Five
Contractual Obligations	Total	Year	Years	Years	Thereafter
		(in thousands)
Operating leases	$3,399	$756	$2,432	$211	$—
Equipment financing	479	255	224	—	—
Sponsored research agreements	413	150	263	—	—

Total	$4,291	$1,161	$2,919	$211	$—

     The amount and timing of cash requirements will depend on market acceptance of our first approved product and any other products that may receive regulatory approval, the resources we devote to researching, developing, formulating, manufacturing, commercializing and supporting our products, and our ability to enter into third-party collaborations.

     We believe that our current cash, cash equivalents and short-term investments, including the $15.0 million upfront payment received in October 2004 from OAPI under our co-promotion agreement for Zegerid powder for oral suspension, will be sufficient to fund our operations for at least the next 12 months. Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities. In addition, we may receive revenue from our sublicense agreement with TAP and from our potential milestone payments from our co-promotion agreement with OAPI. We may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financing. However, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash and marketable securities resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our product and clinical development programs or delay the launch of our future products. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

     As of September 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

     We have invested a significant portion of our time and financial resources in the development and commercialization of Zegerid powder for oral suspension 20mg. We anticipate that in the near term our ability to generate revenues will depend on the commercial success of the product, which in turn, will depend on several factors, including our ability to:

•	demonstrate commercial manufacturing capabilities as necessary to meet commercial demand for the product, including samples, and maintain commercial manufacturing arrangements with third-party manufacturers;

•	generate commercial sales of the product through our own sales force and our co-promotion arrangement with Otsuka America Pharmaceutical, Inc., or OAPI, or any other collaboration with pharmaceutical companies or contract sales organizations that we may later establish;

•	establish effective marketing capabilities and build brand identity;

•	obtain acceptance of the product by physicians, patients and third-party payors and obtain and maintain distribution at the retail level; and

•	establish and maintain our agreements with wholesalers and distributors on commercially reasonable terms.

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

     Only Zegerid powder for oral suspension 20mg has been approved for commercial sale by the FDA. For Zegerid powder for oral suspension 40mg, we have completed a pivotal pharmacokinetic/pharmacodynamic, or PK/PD, clinical trial as well as a pivotal Phase III clinical trial, and we submitted a new drug application, or NDA, to the FDA in February 2004. Even though our NDA for the 40mg dose has been accepted for filing by the FDA, the FDA may request additional information from us, including data from additional clinical trials, and, ultimately, may not grant marketing approval for this product.

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

     We initiated pivotal PK/PD clinical trials evaluating the 20mg dose of our capsule product in July 2004, the 40 mg dose of our capsule product in August 2004, the 20mg dose of our chewable tablet product in October 2004 and the 40mg dose of our chewable tablet product in November 2004. To the extent that the clinical trial formulations of these products do not perform successfully in our planned pivotal PK/PD clinical trials, we will need to develop alternative formulations.

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

     Although we have prepared for commercial manufacturing of Zegerid powder for oral suspension 20mg and purchased initial stocking quantities of the product from our supplier, the initial quantities manufactured as well as quantities that our supplier is able to manufacture in the future may not be sufficient to meet potential commercial demand for the product. In addition, we will need to prepare in the future for potential commercial manufacturing of Zegerid powder for oral suspension 40mg and our capsule and chewable tablet products. Any problems or delays experienced in the commercial manufacturing of Zegerid powder for oral suspension 20mg or in preparing for commercial manufacturing of our other products may impair our ability to manufacture commercial quantities of the product, prevent us from making sales of the product and would adversely affect our business. While we believe we ultimately could redesign our manufacturing processes or identify alternative suppliers in response to problems we may encounter as we prepare for commercial manufacturing, it could take significant time to do so and may require regulatory approval, and our products may not be available from alternate manufacturers at favorable prices.

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

     We will have limited control over the manufacturing processes of our third-party manufacturers, including with respect to regulatory compliance and quality assurance matters. Any delay or interruption of supply related to a third-party manufacturers’

failure to comply with regulatory requirements or otherwise would limit our ability to make sales of our products. Any manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims. With respect to our products still under development, if any of our manufacturers fail to meet the FDA’s pre-approval inspection requirements, the approval of those products could be delayed while the manufacturer addresses the FDA’s concerns, or we may be required to identify and obtain the FDA’s approval of a new supplier. This could result in significant delays before manufacturing of our products can begin, which in turn would delay commercialization of our products. In addition, the importation of pharmaceutical products into the U.S. is subject to regulation by the FDA, and the FDA can refuse to allow an imported product into the U.S. if it believes that the product does not comply with applicable laws or regulations.

     We rely on a single third-party manufacturer located outside of the U.S., Patheon Inc., for the supply of Zegerid powder for oral suspension 20mg, and we are obligated under our supply agreement to purchase a significant portion of our requirements of this product and our Zegerid powder for oral suspension 40mg product from Patheon. In addition, we have entered into a commercial supply agreement with OSG Norwich Pharmaceuticals, Inc., which provides for supply of our capsule product in the event that we are able to obtain regulatory approval. We also currently rely on a single third-party supplier located outside of the U.S., Union Quimico Farmaceutica, S.A., or Uquifa, for the supply of omeprazole, which is the active pharmaceutical ingredient in each of our current products. We are obligated under our supply agreement with Uquifa to purchase all of our requirements of omeprazole from this supplier. Any significant problem that our sole source suppliers experience could result in a delay or interruption in the supply to us until the supplier cures the problem or until we locate an alternative source of supply. In addition, because our sole source suppliers provide manufacturing services to a number of other pharmaceutical companies, our suppliers may experience capacity constraints or chose to prioritize one or more of their other customers over us.

     Although alternative sources of supply exist, the number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture pharmaceutical products or active pharmaceutical ingredients on a commercial scale is very limited, and it would take a significant amount of time to arrange for alternative manufacturers. Any new supplier of products or active pharmaceutical ingredients would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing such products or ingredients. The FDA may require us to conduct additional clinical trials and provide additional information concerning any new supplier before we could distribute products from that supplier. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new supplier to bear significant additional costs which may be passed on to us. In addition, we have not entered into commercial supply agreements for our chewable tablet product and may not be able to establish or maintain commercial manufacturing arrangements for that product on commercially reasonable terms.

We have only recently established our sales and marketing capabilities and we will need to retain qualified sales and marketing personnel and collaborate successfully with our co-promotion partner, OAPI, to successfully commercialize Zegerid powder for oral suspension and any other products that we develop, acquire or license.

     We began the commercial sale of our first product in October 2004, and thus our company has very limited experience in selling or marketing our products. In preparation for the launch of Zegerid powder for oral suspension 20mg, we built our sales and marketing infrastructure and assembled a field sales organization comprised of approximately 230 sales representatives who will target high-prescribing gastroenterologists and primary care physicians treating GI diseases and disorders in the U.S. These field sales representatives were hired in the last few months and have only recently received training and education concerning our products, and we will continue to incur significant additional expenses associated with the training and compensation of our new sales representatives. To the extent we are not successful in retaining qualified sales and marketing personnel, we will not be able to effectively market our currently approved product or any future products.

     In addition, we recently entered into a non-exclusive agreement with OAPI for OAPI to co-promote Zegerid powder for oral suspension to U.S. physicians. OAPI’s approximately 172 sales representatives only recently received training and education concerning our products and began actively promoting Zegerid powder for oral suspension 20mg to physicians. While our agreement with OAPI requires its sales representatives to promote Zegerid powder for oral suspension in a minimum number of first position sales calls to target physicians, we cannot be sure that OAPI’s efforts will be successful or that our own sales force, together with any efforts made by OAPI to promote our product, will generate sufficient awareness or demand for our product. Even if we determine to pursue a relationship with another pharmaceutical company or contract sales organization to facilitate our sales efforts, we may not be able to enter into agreements with these entities on commercially reasonable terms, or at all. Any revenues we receive from sales of our products generated by OAPI or any other third parties will depend upon the efforts of those other parties, which in many instances will not be within our control. If we are unable to maintain our co-promotion agreement with OAPI or to effectively establish an alternative arrangement to market our products more broadly than we can through our internal sales force, our business could be adversely affected.

     In order to compete effectively, we and OAPI may desire to further expand our sales forces. We plan to evaluate further expansion of our sales force if we receive approval from the FDA to market Zegerid powder for oral suspension 40mg and based on market response to Zegerid powder for oral suspension 20mg. Under the terms of our co-promotion agreement with OAPI, OAPI may increase the size of its sales force up to 400 sales representatives to match any expansion of our sales force in exchange for an increased royalty rate. However, we may not be successful in our efforts to recruit a larger sales force and OAPI may choose not to expand its sales force. In order to cover all of the PPI-prescribing physicians at the same level of reach and frequency as our competitors with branded PPI products, we and OAPI would need to significantly expand our collective sales force beyond these levels or we would need to partner with another company with a substantial primary care sales organization.

We recently commenced the commercial sale of our first approved product and could experience significant differences between actual and estimated demand for the product.

     We have very limited experience selling Zegerid powder for oral suspension 20mg and have not yet received regulatory approval to market any other products. Therefore, it is very difficult to estimate demand for our products with any certainty. If demand for our first approved product increases beyond what we forecast, our third-party supplier may not be able to increase production rapidly enough to meet the demand. Our failure to meet market demand could lead to missed opportunities to fulfill orders for our products, which would lead to lost opportunities to generate revenues and could adversely affect our relationships with physicians, patients and our wholesale customers. If we overestimate demand, we may be required to write off inventories or increase our reserves for product returns in future periods. We will establish reserves for these credits and exchanges at the time of sale. However, we may not be able to accurately estimate the reserve requirement that will be needed in the future.

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

     Zegerid powder for oral suspension 20mg and any of our other products under development which may be approved for sale by the FDA will continue to be subject to extensive regulation. These regulations impact many aspects of our operations, including the manufacture, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the products. The FDA also may require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products. For example, in connection with the approval of our NDA for Zegerid powder for oral suspension 20mg, we have agreed with the FDA to initiate PK/PD and safety studies evaluating the product in pediatric populations in 2005. In addition, the subsequent discovery of previously unknown problems with the product may result in restrictions on the product, including withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, disgorgement of money, operating restrictions and criminal prosecution.

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

     Our product development, clinical research and commercialization activities are currently dedicated to developing our Zegerid family of products. Because each of these products — powder for oral suspension, capsules and chewable tablets — is derived from the same intellectual property rights licensed from the University of Missouri, each product is vulnerable to substantially the same risks stemming from potential patent invalidity, misappropriation of intellectual property by third parties, reliance upon a third-party for patent prosecution and maintenance and unexpected early termination of our license agreement. Similarly, because our current regulatory strategy for these products depends, in part, on the successful filing and acceptance of NDAs under a provision known as Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, any positions taken by the FDA concerning any 505(b)(2) NDAs we submit, or Section 505(b)(2) NDAs in general, could impact any subsequent NDAs we may submit. To date, we have received FDA approval of only one Section 505(b)(2) NDA, for the 20mg dose of Zegerid powder for oral suspension, and have submitted only one other Section 505(b)(2) NDA, for the 40mg dose of Zegerid powder for oral suspension. Our ability to successfully commercialize our products could also be jeopardized by the emergence of a single competitive product that exhibits greater efficacy, more rapid onset of action or other benefits relative to our products. Furthermore, to the extent our single approved product, Zegerid powder for oral suspension 20mg, fails to gain market acceptance, it may be more difficult for us to generate sufficient credibility with physicians and patients to commercialize other products in the Zegerid product family.

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

     In August 2003, we initiated an alternative dispute resolution proceeding against TAP under the terms of the sublicense agreement. In this proceeding, we have asserted that TAP owes us $10 million in connection with the achievement of a development milestone. TAP’s position is that the milestone has not yet been achieved. To date, we have had difficulty scheduling the formal hearing on the merits of this matter based on conflicts between the schedules of the parties and the neutral arbitrator. We currently have tentatively scheduled a date for the hearing in the first quarter of next year but cannot be sure when the hearing will take place, when we will receive a final decision from the arbitrator or whether the final decision will be favorable to us. The losing party in the proceeding will be responsible for paying for the fees and expenses of the neutral arbitrator and the fees and expenses of the prevailing party (including expert witness fees and expenses). Even if we do not prevail, we would still be entitled to the milestone payment from TAP if and when TAP achieves the development milestone. However, in the event that TAP does not continue developing products based on the licensed technology, our near-term revenues would be adversely affected.

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

     OTC Products:

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

     Many of the currently marketed competitive products are available in generic formulations. For example, there are several generic delayed-release omeprazole products currently available in the U.S. market, and we anticipate that over time additional generic delayed-release omeprazole products, as well as other generic delayed-release PPIs, will enter the market. The existence of generic delayed-release omeprazole and other PPI products could make it more difficult for our products to gain market share and could cause prices for PPIs to drop, each of which could adversely affect our business. In addition, with the introduction of Prilosec OTC as an OTC product, PPIs are much more readily available, which could cause the prices of prescription PPIs to drop.

     We rely on third parties to perform many necessary commercial services for our products, including services related to the distribution, storage and transportation of our products.

     We have retained third-party service providers to perform a variety of functions related to the sale and distribution of our first approved product. These services include distribution, logistics management, sample accountability, storage and transportation, the key aspects of which will be out of our direct control. We place substantial reliance on the third parties that perform these services, including entrusting our inventories of products to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, our ability to deliver product to meet commercial demand would be significantly impaired. In addition, we utilize third parties to perform various regulatory monitoring services for us, including adverse event reporting, safety database management and other product maintenance services. If the quality or accuracy of the data maintained by these service providers is insufficient, our ability to continue to market our approved product could be jeopardized or we could be subject to regulatory sanctions. We do not currently have the internal capacity to perform these important commercial functions, and we may not be able to establish or maintain commercial arrangements for these services on reasonable terms.

Failure of our products to achieve and maintain market acceptance would seriously impair our ability to reach profitability.

     The commercial success of Zegerid powder for oral suspension 20mg and any other subsequently approved products will depend upon acceptance of our products by the medical community, particularly gastroenterologists and primary care physicians, as well as patients. We will need to engage in extensive advertising, marketing programs and other means to successfully market our products, which will increase our costs significantly. We will also need to gain the acceptance of third-party payors. Market acceptance will depend upon several factors, including:

•	the efficacy and safety of our products and our ability to differentiate our products from products offered by our competitors;

•	availability of alternative treatments;

•	pricing and cost effectiveness;

•	relative convenience and ease of administration;

•	taste and other sensory characteristics of our products;

•	effectiveness of our or any collaborators’ sales and marketing strategy;

•	our ability to obtain sufficient third-party insurance coverage or reimbursement; and

•	the prevalence and severity of any adverse side effects.

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

     In some cases, insurers and other healthcare payment organizations try to encourage the use of less expensive generic brands and OTC products through their prescription benefits coverage and reimbursement policies. These organizations may make the generic alternative more attractive to the patient by providing different amounts of reimbursement so that the net cost of the generic product to the patient is less than the net cost of a prescription brand product. Aggressive pricing policies by our generic product competitors and the prescription benefit policies of insurers could have a negative effect on our product revenues and profitability.

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

     There have been a number of legislative and regulatory proposals aimed at changing the healthcare system and pharmaceutical industry, including reductions in the cost of prescription products, changes in the levels at which consumers and healthcare providers are reimbursed for purchases of pharmaceutical products and proposals concerning reimportation of pharmaceutical products. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 was recently enacted. This legislation provides a new Medicare prescription drug benefit beginning in 2006 and mandates other reforms. Although we cannot predict the full effect on our business of the implementation of this new legislation, it is possible that the new benefit, which will be managed by private health insurers, pharmacy benefit managers and other managed care organizations, will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. This could harm our ability to market our products and generate revenues. It is also possible that other proposals will be adopted. As a result of the new Medicare prescription drug benefit or any other proposals, we may determine to change our current manner of operation, provide additional benefits or change our contract arrangements, any of which could harm our ability to operate our business efficiently, obtain collaborators and raise capital.

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

     Our current regulatory strategy relies upon Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, which permits the filing of an NDA where at least some of the information required for product approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Over the last few years, certain pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2) and one pharmaceutical company has sued the FDA on the matter. Although the issues in that litigation are specific to the products involved, if the FDA does not prevail, it may be required to change its interpretation of Section 505(b)(2). The FDA approved our first Section 505(b)(2) NDA for Zegerid powder for oral suspension 20mg in June 2004. However, a subsequent change in the FDA’s interpretation of Section 505(b)(2), whether as a result of the FDA’s pending litigation with the third party or otherwise, could prevent or delay approval of our other Section 505(b)(2) NDA submissions, including the pending Section 505(b)(2) NDA that we filed in February 2004 for Zegerid powder for oral suspension 40mg. If we are unable to rely on Section 505(b)(2) as part of the regulatory approval process for our products, we may be required to negotiate rights of reference to NDAs held by third parties or conduct preclinical or additional clinical studies before we can commercialize our products. Any obligation to conduct preclinical or additional clinical trials would result in increased costs and delay the commercialization of our products. If we were to pursue obtaining rights of reference, these NDA holders would have no obligation to grant any rights to us, and we may be unable to enter into agreements with them on a timely basis or on commercially acceptable terms.

If we are unable to attract and retain key personnel, our business will suffer.

     We are a small company and, as of September 30, 2004, had only 354 employees. Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical, manufacturing, product development, business development and sales and marketing personnel. We may not be able to recruit and retain qualified personnel, particularly for senior clinical and sales and marketing positions, in the future due to intense competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results.

     Our success depends on a number of key senior management personnel, particularly Gerald T. Proehl, our President and Chief Executive Officer. Although we have employment agreements with our executive officers, these agreements are terminable at will at any time with or without notice and, therefore, we cannot assure you that we will be able to retain their services. We are not aware of any present intention of these individuals to leave our company. In addition, although we have a “key person” insurance policy on Mr. Proehl, we do not have “key person” insurance policies on any of our other employees that would compensate us for the loss of their services. If we lose the services of one or more of these individuals, replacement could be difficult and may take an extended period of time and could impede significantly the achievement of our business objectives.

We will need to increase the size of our organization, and we may encounter difficulties managing our growth, which could adversely affect our results of operations.

     We have significantly expanded the size of our organization in recent months as we prepared for the commercial launch of our first product. We increased the number of our full-time employees from 49 as of December 31, 2003 to 354 as of September 30, 2004, and we expect the number of employees to continue to grow to meet our strategic objectives. For example, we plan to evaluate further expansion of our sales force if we receive approval from the FDA to market Zegerid powder for oral suspension 40mg and based on market response to Zegerid powder for oral suspension 20mg. Our recent growth in number of employees and scope of activities as well as any future growth and expansion are expected to place a significant demand on our financial, managerial and operational resources.

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

     Our business exposes us to potential liability risks that may arise from the clinical testing of our products and the manufacture and sale of Zegerid powder for oral suspension 20mg and our other products under development. These risks exist even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA. Any product liability claim or series of claims brought against us could significantly harm our business by, among other things, reducing demand for our products, injuring our reputation and creating significant adverse media attention and costly litigation. Plaintiffs have received substantial damage awards in some jurisdictions against pharmaceutical companies based upon claims for injuries allegedly caused by the use of their products. Any judgment against us that is in excess of our insurance policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Although we have product and clinical trials liability insurance with a coverage limit of $10.0 million, this coverage may prove to be inadequate. Furthermore, we cannot be certain that our current insurance coverage will continue to be available for our commercial or clinical trial activities on reasonable terms, if at all. Further, we may not have sufficient capital resources to pay a judgment, in which case our creditors could levy against our assets, including our intellectual property.

Risks Related to Our Financial Results and Need for Financing

We have incurred significant operating losses since our inception, and we expect to incur significant additional operating losses and may not achieve profitability.

     The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve profitability. We have been engaged in developing drugs and have consistently generated operating losses since our inception in December 1996. Our commercial launch activities, and continued product development and clinical activities will require significant expenditures. As of September 30, 2004, we had no products that generated any commercial revenues, and we had an accumulated deficit of approximately $105.0 million. We expect to continue to incur additional operating losses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we support the commercial launch of our first product, and continue our product development and clinical research programs.

Our quarterly financial results are likely to fluctuate significantly because our sales prospects are uncertain.

     Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the commercial success of, and demand for, Zegerid powder for oral suspension 20mg as well as any other products we may develop are uncertain and therefore our sales prospects are uncertain. The level of our revenues, if any, and results of operations at any given time will be based primarily on the following factors:

•	success of the commercial launch of our first product and any other products that may be approved;

•	changes in our ability to obtain FDA approval for other products;

•	interruption in the manufacturing or distribution of our products;

•	results of our clinical trials;

•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;

•	our ability to establish, grow and maintain a productive sales force;

•	demand and pricing of products we may offer;

•	physician and patient acceptance of our products;

•	levels of third-party reimbursement for our products; and

•	the effect of competing technological and market developments.

     It will be difficult for us to forecast demand for our products with any degree of certainty, particularly during the early stages of our sales efforts for our first product. In addition, we will be increasing our operating expenses as we build our commercial capabilities and promote the product. Accordingly, we may experience significant, unanticipated quarterly losses. Because of these factors, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline significantly.

Our short operating history makes it difficult to evaluate our business and prospects.

     We were incorporated in December 1996 and have only been conducting operations with respect to our Zegerid family of products since January 2001. We launched the commercial sale of our first product in October 2004. Our operations to date have been limited to organizing and staffing our company, acquiring, developing and securing our technology, undertaking product development and clinical trials for a limited number of products and preparing for the commercial launch of our first product. We have not yet demonstrated an ability to successfully commercialize a product. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing products.

We will need to raise additional funds to pursue our growth strategy or continue our operations and we may be unable to raise capital when needed.

     We believe that our current cash, cash equivalents and short-term investments, including the $15.0 million upfront payment received in October 2004 from OAPI under our co-promotion agreement for Zegerid powder for oral suspension, will be sufficient to fund our operations for at least the next 12 months. However, we likely will need to raise additional funds to finance our operations and to fund clinical trials, regulatory submissions and the development, manufacture and marketing of other products under development and new product opportunities. Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through public or private equity offerings, debt financings and collaboration, licensing and other similar arrangements. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. To the extent that we raise additional capital by issuing equity securities, our stockholders’ ownership will be diluted. Any debt financing we enter into may involve covenants that restrict our operations. If adequate funds are not available on terms acceptable to us at that time, our ability to achieve profitability or to respond to competitive pressures would be significantly limited.

     In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Under our co-promotion agreement with OAPI, we agreed to pay a royalty on total U.S. net sales of our Zegerid powder for oral suspension products to OAPI.

We are recording non-cash compensation expense that may result in an increase of our net losses for a given period.

     Stock-based compensation represents an expense associated with the recognition of the difference between the deemed fair value of common stock at the time of an option grant or stock issuance and the option exercise price or price paid for the stock. Stock-based compensation is amortized over the vesting period of the option or issuance. As of September 30, 2004, deferred stock-based compensation related to option grants and stock issuances to our employees totaled $5.9 million, which will be amortized to expense on an accelerated basis as the options or stock are earned, generally over a period of four years. Also, we have granted options to consultants which, for compensation purposes, must be remeasured at each reporting date during the vesting period. This remeasurement and the corresponding effect on the related expense may result in an increase in our net losses for a given period.

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

     Patents. Our commercial success will depend in part on the patent rights we have licensed or will license and on patent protection for our own inventions related to the products that we market and intend to market. Our success also depends on maintaining these patent rights against third-party challenges to their validity, scope or enforceability. Our patent position is subject to the same uncertainty as other biotechnology and pharmaceutical companies. For example, the U.S. Patent and Trademark Office, or PTO, or the courts may deny, narrow or invalidate patent claims, particularly those that concern biotechnology and pharmaceutical inventions.

     We may not be successful in securing or maintaining proprietary or patent protection for our products, and protection that we have and do secure may be challenged and possibly lost. Our competitors may develop products similar to ours using methods and technologies that are beyond the scope of our intellectual property rights. Other drug companies may be able to develop generic versions of our products if we are unable to maintain our proprietary rights. For example, although we believe that we have valid patent protection in the U.S. for our products until at least 2016, it is possible that generic drug makers will attempt to introduce generic immediate-release omeprazole products similar to ours prior to the expiration of our patents. Any patents related specifically to our Zegerid products will be method and/or formulation patents and will not protect the use of the active pharmaceutical ingredient outside of the formulations described in the patents and patent applications licensed to us. In addition, our competitors or other third parties, including generic drug companies, may challenge the scope, validity or enforceability of our patent claims. As a result, these patents may be narrowed in scope, invalidated or deemed unenforceable and may fail to provide us with any market exclusivity or competitive advantage even after our investment of significant amounts of money. We also may not be able to protect our intellectual property rights against third-party infringement, which may be difficult to detect. If we become involved in any dispute regarding our intellectual property rights, regardless of whether we prevail, we could be required to engage in costly, distracting and time-consuming litigation that could harm our business.

     To date, five U.S. patents have been issued relating to technology we license from the University of Missouri and several U.S. and international or foreign counterpart patent applications are pending. The initial U.S. patent from the University of Missouri does not have corresponding international or foreign counterpart applications and there can be no assurance that we will be able to obtain foreign patent rights to protect our products. We consult with the University of Missouri in its pursuit of the patent applications that we have licensed, but the University of Missouri remains primarily responsible for prosecution of the applications. We cannot control the amount or timing of resources that the University of Missouri devotes on our behalf. It may not assign as great a priority to prosecution of patent applications relating to technology we license as we would if we were undertaking such prosecution ourselves. As a result of this lack of control and general uncertainties in the patent prosecution process, we cannot be sure that any additional patents will ever be issued. Issued patents generally require the payment of maintenance or similar fees to continue their validity. We rely on the University of Missouri to do this, and its failure to do so could result in the forfeiture of patents not maintained.

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

     Trademarks. Our trademarks will be important to our success and competitive position. We have received U.S. and European Union, or EU, trademark registration for our corporate name, Santarus®. We have applied for U.S. and EU trademark registration for Zegerid™ and have applied for trademark registration for various other names. Any objections we receive from the PTO, foreign trademark authorities or third parties relating to Zegerid or other names could disrupt our sales and marketing efforts and require us to incur significant expense in defending the objections or establishing an alternative brand name. There is no guarantee we will be able to secure any of our trademark registrations with the PTO or comparable foreign authorities.

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

     Many of our employees were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. In addition, certain of our employees are parties to non-compete, non-solicitation and non-disclosure agreements with their prior employers. We may be subject to claims that these employees or we have inadvertently or otherwise breached these non-compete and non-solicitation agreements or used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize products, which could severely harm our business.

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

     Our common stock had not been publicly traded prior to our initial public offering, which was completed in April 2004, and an active trading market may not develop or be sustained. We have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of specialty pharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. Investors may not be able to sell their shares at or above the offering price. The trading price of our common stock may fluctuate substantially as a result of one or more of the following factors:

•	announcements concerning our commercial launch, product development programs or results of our clinical trials;

•	regulatory developments and related announcements in the U.S., including announcements by the FDA, and foreign countries;

•	the publication of prescription trend data concerning our products or competitive products;

•	disputes or other developments concerning proprietary rights, including patents and trade secrets, litigation matters, and our ability to patent or otherwise protect our products and technologies;

•	conditions or trends in the pharmaceutical and biotechnology industries;

•	fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	changes in, or our failure to meet or exceed, investors’ and securities analysts’ expectations;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	actual or anticipated fluctuations in our or our competitors’ quarterly or annual operating results;

•	sales of large blocks of our common stock, including sales by our executive officers, directors or venture capital investors;

•	our entering into licenses, strategic partnerships and similar arrangements, or the termination of such arrangements;

•	acquisition of products or businesses by us or our competitors;

•	announcements made by, or events affecting, our co-promotion partner, our suppliers or other third parties that provide services to us;

•	litigation and government inquiries; or

•	economic and political factors, including wars, terrorism and political unrest.

Future sales of our common stock may depress our stock price.

     Persons who were our stockholders prior to the sale of shares in our initial public offering continue to hold a substantial number of shares of our common stock that they will be able to sell in the public market in the near future. Significant portions of these shares are held by a small number of stockholders. Sales by our current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Moreover, the holders of approximately 19,786,032 shares of common stock, including shares issuable upon exercise of outstanding warrants, may have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders.

     We have also registered all common stock that we may issue under our employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. In addition, certain of our employees, including our president and chief executive officer and other executive officers, may choose to establish programmed selling plans under Rule 10b5-1 for the purpose of effecting sales of common stock. If any of our stockholders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital.

Our investors may incur substantial dilution as a result of future equity issuances, and as a result, our stock price could decline.

     Although we believe that our current cash, cash equivalents and short-term investments, including the $15.0 million payment received in October 2004 from OAPI under our co-promotion agreement for Zegerid powder for oral suspension, will be sufficient to fund our operations for at least the next 12 months, we will likely need to raise significant additional funding to finance our operations and to fund clinical trials, regulatory submissions and the development, manufacture and marketing of other products under development and new product opportunities. Accordingly, we may conduct substantial future offerings of equity securities. The exercise of outstanding options and warrants and future equity issuances, including future public offerings or future private placements of equity securities and any additional shares issued in connection with acquisitions, will also result in dilution to investors.

Our executive officers and directors and their affiliates will exercise significant influence over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.

     Our executive officers and directors and their affiliates together control approximately 14.1% of our outstanding common stock, as of September 30, 2004. As a result, these stockholders will collectively be able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

We are exposed to increased costs and risks related to complying with recently enacted and proposed changes in laws and regulations.

     Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the Securities and Exchange Commission and by the Nasdaq Stock Market, will result in increased costs to us. In particular, we expect to incur additional administrative expense as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent registered public accounting firm to attest to, our internal controls as of the end of 2005. In addition, the new rules could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. If we fail to comply with any of these laws or regulations, or if our auditors cannot timely attest to our evaluation of our internal controls, we could be subject to regulatory scrutiny and a loss of public confidence in our corporate governance or internal controls, which could have an adverse effect on our business and our stock price.

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

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

     As of September 30, 2004, we had used approximately $33.9 million of the net proceeds from our initial public offering to continue the development and commercial launch of Zegerid powder for oral suspension 20mg and the development of our other products, as well as to fund other working capital and general corporate purposes. We expect to use the majority of the remainder of the proceeds from our initial public offering to manufacture and market Zegerid powder for oral suspension 20mg and to continue to build our sales and marketing capabilities. To a lesser extent, we anticipate using the net proceeds of the offering:

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

Item 4. Submission of Matters to a Vote of Security Holders

     (a) Our 2004 Annual Meeting of Stockholders was held on July 27, 2004.

     (b) The following Class I directors were elected at the 2004 Annual Meeting:

Name	Position	Term Expires
Daniel D. Burgess	Class I director	2007
Arthur J. Klausner	Class I director	2007

     The following Class II and III directors continue to serve their respective terms which expire on our Annual Meeting of Stockholders in the year as noted:

Name	Position	Term Expires
Rodney A. Ferguson	Class II director	2005

Name	Position	Term Expires
Michael E. Herman	Class II director	2005
Kent Snyder(1)	Class II director	2005
Gerald T. Proehl	Class III director	2006
David F. Hale	Class III director	2006

(1)	Mr. Synder was appointed to our board of directors on September 23, 2004 to serve as a Class II director in the vacancy created by Frederik Vincent van der Have’s resignation from our board of directors on the same date. Mr. van der Have was initially appointed to our board of directors in May 2003 and continued to serve on our board of directors through the 2004 Annual Meeting and until the effective date of his resignation.

     (c) At our 2004 Annual Meeting, our stockholders voted on four matters with the following voting results:

•	the election of two Class I directors for a term of three years expiring in 2007:

Name	For	Withhold
Daniel D. Burgess	24,633,454	47,853
Arthur J. Klausner	24,633,454	47,853

•	the approval of our Amended and Restated 2004 Equity Incentive Award Plan and the reservation of 3,500,000 shares of common stock thereunder plus an “evergreen provision” that allows for an annual increase in the number of shares available for issuance under the plan equal to the least of (i) 5% of our outstanding capital stock on each January 1, beginning on January 1, 2005 and continuing until and including January 1, 2014; (ii) 2,500,000 shares; or (iii) an amount determined by our board of directors:

For	Against	Abstain	Broker Non-Votes
20,387,987	2,269,305	4,910	2,019,105

•	the approval of our Amended and Restated Employee Stock Purchase Plan and the reservation of 400,000 shares of common stock for issuance thereunder plus an “evergreen provision” that allows for an annual increase in the number of shares available for issuance under the plan equal to the least of (i) 1% of our outstanding capital stock on each January 1, beginning on January 1, 2005 and continuing until and including January 1, 2014; (ii) 500,000 shares; or (iii) an amount determined by our board of directors:

For	Against	Abstain	Broker Non-Votes
20,564,832	2,091,760	5,610	2,019,105

•	the ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2004:

For	Against	Abstain	Broker Non-Votes
24,678,202	635	2,470	—

Item 6. Exhibits

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Form of Common Stock Certificate

4.2(3)	Amended and Restated Investors’ Rights Agreement, dated April 30, 2003, among us and the parties named therein

4.3(3)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated May 19, 2003, among us and the parties named therein

Exhibit
Number	Description
4.4(3)*	Stock Restriction and Registration Rights Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

4.5(3)	Form of Series C Preferred Stock Purchase Warrant

4.6(4)	Form of Common Stock Purchase Warrant

4.7(4)	Warrant to Purchase Shares of Common Stock, dated April 30, 2003, issued to Rockport Venture Securities, LLC

10.1(5)#	Amended and Restated 2004 Equity Incentive Award Plan

10.2(5)#	Amended and Restated Employee Stock Purchase Plan

10.3(5)#	Employment Agreement between us and C. Christine Simmons

10.4**	Manufacturing and Supply Agreement, dated September 27, 2004, between us and OSG Norwich Pharmaceuticals, Inc.

10.5**	Co-Promotion Agreement, dated October 4, 2004, between us and Otsuka America Pharmaceutical, Inc.

31.1†	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2†	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q of Santarus, Inc. filed with the Securities and Exchange Commission on May 13, 2004.

(2)	Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 of Santarus, Inc. (Registration No. 333-111515) filed with the Securities and Exchange Commission on March 9, 2004.

(3)	Incorporated by reference to the Registration Statement on Form S-1 of Santarus, Inc. (Registration No. 333-111515) filed with the Securities and Exchange Commission on December 23, 2003.

(4)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 of Santarus, Inc. (Registration No. 333-111515) filed with the Securities and Exchange Commission on February 4, 2004.

(5)	Incorporated by reference to the Quarterly Report on Form 10-Q of Santarus, Inc. filed with the Securities and Exchange Commission on August 13, 2004.

*	Santarus, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been filed separately with the Securities and Exchange Commission.

**	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

#	Indicates management contract or compensatory plan.

†	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Santarus, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2004

/s/ Debra P. Crawford

Debra P. Crawford,
Senior Vice President and Chief
Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)