Form 10-Q
period 2005-03-31
SANTARUS INC
filed 2005-05-13
CIK 1172480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

     The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of April 29, 2005 was 36,408,124.

SANTARUS, INC.

FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Santarus, Inc.

Condensed Balance Sheets
(unaudited)

	March 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$21,898,480	$34,402,352
Short-term investments	72,988,055	79,605,745
Accounts receivable, net	870,545	800,719
Inventories, net	2,565,417	1,961,789
Other current assets	2,538,059	2,481,414

Total current assets	100,860,556	119,252,019

Long-term restricted cash	1,950,000	950,000
Property and equipment, net	841,754	948,745
Other assets	1,161,832	1,065,006

Total assets	$104,814,142	$122,215,770

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$11,517,702	$14,805,809
Allowance for product returns	6,647,912	7,057,208
Current portion of deferred revenue	2,857,143	2,857,143
Current portion of long-term debt	134,464	185,980

Total current liabilities	21,157,221	24,906,140

Deferred revenue, less current portion	10,714,286	11,428,571
Long-term debt, less current portion	21,980	38,019
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized at March 31, 2005 and December 31, 2004; no shares issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized at March 31, 2005 and December 31, 2004; 36,357,372 and 36,328,461 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	3,636	3,633
Additional paid-in capital	228,851,331	228,881,141
Deferred compensation	(3,900,758)	(4,572,598)
Accumulated other comprehensive loss	(184,867)	(187,538)
Accumulated deficit	(151,848,687)	(138,281,598)

Total stockholders’ equity	72,920,655	85,843,040

Total liabilities and stockholders’ equity	$104,814,142	$122,215,770

See accompanying notes.

Santarus, Inc.

Condensed Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Product sales, net	$1,449,138	$—
Sublicense and co-promotion revenue	10,714,286	—

Total revenues	12,163,424	—
Costs and expenses:
Cost of sales	257,788	—
License fees and royalties	1,702,879	—
Research and development	2,919,102	5,038,870
Selling, general and administrative	23,004,840	3,437,877
Stock-based compensation	605,649	1,824,615

Total costs and expenses	28,490,258	10,301,362

Loss from operations	(16,326,834)	(10,301,362)
Interest and other income, net	2,759,745	114,408

Net loss	(13,567,089)	(10,186,954)
Accretion to redemption value of redeemable convertible preferred stock	—	(1,124,510)

Net loss attributable to common stockholders	$(13,567,089)	$(11,311,464)

Basic and diluted net loss per share	$(0.37)	$(4.94)

Weighted average shares outstanding to calculate basic and diluted net loss per share	36,230,843	2,289,319
The composition of stock-based compensation is as follows:
Research and development	$199,497	$413,780
Selling, general and administrative	406,152	1,410,835

	$605,649	$1,824,615

See accompanying notes.

Santarus, Inc.

Condensed Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Operating activities
Net loss	$(13,567,089)	$(10,186,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	153,841	83,239
Stock-based compensation	605,649	1,824,615
Changes in operating assets and liabilities:
Accounts receivable, net	(69,826)	—
Inventories, net	(603,628)	—
Other current assets	(56,645)	(27,505)
Accounts payable and accrued liabilities	(3,288,107)	1,328,537
Allowance for product returns	(409,296)	—
Deferred revenue	(714,285)	—

Net cash used in operating activities	(17,949,386)	(6,978,068)

Investing activities
Purchase of short-term investments	(19,509,639)	(8,238,629)
Sales and maturities of short-term investments	26,130,000	15,500,000
Long-term restricted cash	(1,000,000)	—
Purchases of property and equipment	(1,914)	(88,789)
Deposits on manufacturing equipment	(141,762)	—

Net cash provided by investing activities	5,476,685	7,172,582

Financing activities
Exercise of stock options	36,384	240,711
Common stock issuance costs	—	(1,013,739)
Payments on equipment notes payable	(67,555)	(61,644)

Net cash used in financing activities	(31,171)	(834,672)

Decrease in cash and cash equivalents	(12,503,872)	(640,158)
Cash and cash equivalents at beginning of the period	34,402,352	13,063,211

Cash and cash equivalents at end of the period	$21,898,480	$12,423,053

Supplemental disclosure of cash flow information:
Interest paid	$4,669	$10,581

Supplemental schedule of noncash investing and financing activities:
Accretion to redemption value of redeemable convertible preferred stock	$—	$1,124,510

See accompanying notes.

Santarus, Inc.

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

     In October 2004, the Company commercially launched in the U.S. its first product, Zegerid® Powder for Oral Suspension 20 mg, an immediate-release formulation of the proton pump inhibitor (“PPI”) omeprazole. This product is approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of heartburn and other symptoms associated with gastroesophageal reflux disease (“GERD”), treatment and maintenance of healing of erosive esophagitis and treatment of duodenal ulcers. In February 2005, the Company commercially launched Zegerid Powder for Oral Suspension 40 mg, approved by the FDA for the treatment of gastric ulcers and the reduction of risk of upper gastrointestinal (“GI”) bleeding in critically ill patients.

2. Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.

     Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for any future periods. For further information, please see the financial statements and related disclosures included in the Company’s Form 10-K for the year ended December 31, 2004.

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

3. Stock-Based Compensation

     As allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to apply the intrinsic value-based method of accounting prescribed in Accounting Principles Board (“APB”) Opinion No. 25 and, accordingly, does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair value of the stock at the date of grant. Deferred compensation is recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of the related options.

     Had compensation cost for the Company’s outstanding employee stock options and Employee Stock Purchase Plan (“ESPP”) purchase rights been determined based on the fair value at the grant dates for those options and rights consistent with SFAS No. 123, the Company’s net loss and basic and diluted net loss per share would have been changed to the following pro forma amounts:

	Three Months Ended March 31,
	2005	2004
Net loss attributable to common stockholders as reported	$(13,567,089)	$(11,311,464)
Add: Stock-based employee compensation expense included in net loss	605,649	1,368,348
Deduct: Stock-based employee compensation expense determined under fair value method	(2,999,231)	(1,826,602)

Pro forma net loss attributable to common stockholders	$(15,960,671)	$(11,769,718)

Basic and diluted net loss per share as reported	$(0.37)	$(4.94)
Basic and diluted pro forma net loss per share	$(0.44)	$(5.14)

     SFAS No. 123 pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock-based employee compensation under the fair value method prescribed in SFAS No. 123. The fair value of the options was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions for the three months ended March 31, 2005 and 2004: weighted average risk-free interest rates of 4.0% and 2.7%, respectively; a dividend yield of 0%; a volatility of 70%; and a weighted-average life of the option of 6.5 and 6.4 years, respectively. The weighted average grant date fair value per share for accounting purposes of options granted in the three months ended March 31, 2005 and 2004 was $4.79 and $7.11, respectively. The fair value of the ESPP purchase rights was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions for the three months ended March 31, 2005: weighted average risk-free interest rate of 2.8%; a dividend yield of 0%; a volatility of 70%; and a weighted-average life of the rights of 1.3 years. As the Company’s ESPP was implemented on April 1, 2004, no purchase rights existed for the three months ended March 31, 2004. The weighted average grant date fair value per share for accounting purposes of ESPP purchase rights granted in the three months ended March 31, 2005 was $4.43. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. Stock option grants are expensed over their respective vesting periods.

     The Company accounts for options issued to non-employees under SFAS No. 123 and EITF Issue 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services. As such, the value of options issued to non-employees is periodically remeasured and income or expense is recognized during their vesting terms. For the three months ended March 31, 2004, stock-based compensation related to stock options issued to non-employees was approximately $456,000. Included in non-employee stock-based compensation for the three months ended March 31, 2004 was approximately $361,000 in expense associated with the accelerated vesting of certain shares of common stock that the Company’s former chairman of the board of directors and his affiliates acquired in connection with earlier options grants. For the three months ended March 31, 2005, there was no stock-based compensation related to the vesting of stock options issued to non-employees.

4. Sublicense Revenue

     In connection with the Company’s sublicense agreement with Tap Pharmaceutical Products Inc. (“TAP”), in February 2005, the Company received a $10.0 million milestone payment from TAP, which was recognized as revenue in the three months ended March 31, 2005. The Company received this payment after it prevailed in an alternative dispute resolution proceeding with TAP. The Company initiated the alternative dispute resolution process in August 2003, asserting that TAP achieved a development milestone under the terms of the sublicense agreement. The assertion was contested by TAP, and in the proceeding, it was determined that the Company was entitled to the milestone payment plus interest and legal expenses. Under the terms of the Company’s technology license agreement with the University of Missouri, the Company paid 15% of the milestone payment received from TAP to the University of Missouri in March 2005.

5. Comprehensive Income (Loss)

     Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss), specifically unrealized gains and losses on securities available-for-sale. Comprehensive loss consists of the following:

	Three Months Ended March 31,
	2005	2004
Net loss	$(13,567,089)	$(10,186,954)
Unrealized gain (loss) on investments	2,671	(947)

Comprehensive loss	$(13,564,418)	$(10,187,901)

6. Net Loss Per Share

     The Company calculated net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, preferred stock, options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted loss per share when their effect is dilutive.

     The net loss per share for the three months ended March 31, 2005 includes the effect of the 6,900,000 shares of common stock issued in the Company’s initial public offering of common stock in April 2004, the 19,740,759 shares of common stock issued upon conversion of the Company’s redeemable convertible preferred stock and convertible preferred stock (collectively, the “Preferred Stock”) in conjunction with the initial public offering, and the 6,900,000 shares of common stock issued in the Company’s follow-on public offering of common stock in July 2004. For the three months ended March 31, 2004, the shares used to compute basic and diluted pro forma net loss per share represent the weighted average common shares outstanding, reduced by the weighted average unvested common shares subject to repurchase, and includes the assumed conversion of all outstanding shares of preferred stock into shares of common stock using the as-if converted method as of the beginning of the period presented.

	Three Months Ended March 31,
	2005	2004
Historical:
Numerator:
Net loss	$(13,567,089)	$(10,186,954)
Accretion to redemption value of redeemable convertible preferred stock	—	(1,124,510)

Net loss attributable to common stockholders	$(13,567,089)	$(11,311,464)

Denominator:
Weighted average common shares	36,339,273	2,561,715
Weighted average unvested common shares subject to repurchase	(108,430)	(272,396)

Denominator for basic and diluted net loss per share	36,230,843	2,289,319

Basic and diluted net loss per share	$(0.37)	$(4.94)
Pro forma:
Pro forma net loss	$(13,567,089)	$(10,186,954)

Basic and diluted pro forma net loss per share	$(0.37)	$(0.46)
Pro forma adjustments to reflect assumed weighted average effect of conversion of preferred stock	—	19,740,759

Weighted average shares outstanding to calculate basic and diluted pro forma net loss per share	36,230,843	22,030,078

7. Segment Reporting

     Management has determined that the Company operates in one business segment which is the acquisition, development and commercialization of pharmaceutical products.

8. Inventories, Net

     Inventories, net consist of the following:

	March 31,	December 31,
	2005	2004
Raw materials	$2,517,313	$2,563,767
Finished goods	2,396,431	1,126,602

	4,913,744	3,690,369
Allowance for excess and obsolete inventory	(2,348,327)	(1,728,580)

	$2,565,417	$1,961,789

     Inventories are stated at the lower of cost or market and consist of finished goods and raw materials used in the manufacture of the Company’s Zegerid Powder for Oral Suspension 20 mg and 40 mg products. The Company provides reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and on firm purchase commitments and inventory in the distribution channel, compared to forecasts of future sales. Based upon review of initial prescription trends for Zegerid Powder for Oral Suspension 20 mg subsequent to the commercial launch in October 2004, and in light of the Company’s commercial launch of Zegerid Powder for Oral Suspension 40 mg in February 2005, the Company reserved approximately $2.3 million and $1.7 million against on-hand inventories related to excess Zegerid Powder for Oral Suspension 20 mg inventories as of March 31, 2005 and December 31, 2004, respectively.

9. Stockholder’s Equity

     On May 12, 2005, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission, which, if and when declared effective, will permit the Company, from time to time, to offer and sell up to $75 million of equity or debt securities.

10. Commitments

     In November 2004, the Company entered into a master lease agreement giving the Company the ability to lease vehicles under operating leases. In connection with the Company accepting delivery of vehicles and entering into lease obligations in January 2005, the Company established a letter of credit for $1.0 million naming the lessor as beneficiary. The letter of credit is fully secured by restricted cash and has automatic annual extensions. Each lease schedule has an initial term of 12 months from the date of delivery with successive 12-month renewal terms. The Company intends to lease each vehicle, on average, approximately 36 months. The Company guarantees a certain residual value at the lease termination date. The Company believes the likelihood of incurring any significant losses associated with this guaranty is remote. Under the assumption that the Company leases each vehicle for 36 months, as of March 31, 2005, estimated annual future payments total approximately $958,000, $1.2 million, $1.2 million, and $100,000 in 2005, 2006, 2007 and 2008, respectively.

11. New Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than the beginning of the first fiscal year beginning after December 15, 2005. Early adoption will be permitted in periods in which financial statements have not been issued. The Company expects to adopt SFAS 123(R) on January 1, 2006.

     As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options when the exercise price is equal to or in excess of the fair value of the stock at the date of grant. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in Note 3 to the financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

     Our Zegerid products are proprietary immediate-release formulations of the PPI omeprazole in powder for oral suspension, capsule and chewable tablet formulations and are intended to treat or reduce the risk of a variety of upper GI diseases and disorders. We received approval from the U.S. Food and Drug Administration, or FDA, to market Zegerid Powder for Oral Suspension 20 mg in June 2004 for the treatment of heartburn and other symptoms associated with gastroesophageal reflux disease, or GERD, treatment and maintenance of healing of erosive esophagitis and treatment of duodenal ulcers. We received FDA approval to market the 40 mg dose in December 2004 for the treatment of gastric ulcers and the reduction of risk of upper GI bleeding in critically ill patients. We are also developing immediate-release capsule and chewable tablet formulations, and in April 2005 we submitted a new drug application, or NDA, for the capsule product to the FDA. We plan to submit our NDA for the chewable tablet product to the FDA late in the second quarter or early in the third quarter of 2005.

     Zegerid Powder for Oral Suspension is currently being marketed through a field sales force of approximately 400 representatives, which includes approximately 230 Santarus sales representatives and approximately 170 sales representatives from our co-promotion partner, Otsuka America Pharmaceutical, Inc., or Otsuka America. The combined commercial sales organizations are targeting the highest PPI-prescribing physicians in the U.S., with a focus on approximately 10,000 gastroenterologists and 26,000 primary care physicians, who we estimate were responsible for writing approximately $5.6 billion of PPI prescriptions in 2004.

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

     In January 2001, we entered into an exclusive, worldwide license agreement with the University of Missouri, under which we licensed rights to all of its patents and patent applications relating to specific formulations of immediate-release PPIs with antacids for treating upper GI diseases and disorders. This licensed technology forms the basis of our Zegerid family of products. We paid the University of Missouri an upfront licensing fee of $1.0 million in 2001 and a one-time $1.0 million milestone fee upon the filing of our first NDA in 2003. In July 2004, we paid a one-time $5.0 million milestone fee based upon the FDA’s approval of Zegerid Powder for Oral Suspension 20 mg, and we are required to make additional milestone payments to the University of Missouri upon the achievement of certain regulatory events related to obtaining approvals outside the U.S. which may total up to $3.5 million in the aggregate. We are also required to make milestone payments, up to a maximum of $86.3 million, based on first-time achievement of significant sales thresholds, and to pay royalties on net sales of our products.

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

     We have incurred significant losses since our inception. We had an accumulated deficit of approximately $151.8 million as of March 31, 2005. These losses have resulted principally from costs incurred in connection with license fees, research and development activities, including costs of clinical trial activities associated with our current products, commercialization activities and general and administrative expenses.

     We expect to continue to incur additional operating losses and capital expenditures and anticipate that our expenses will increase substantially for the year ended December 31, 2005 as compared to the year ended December 31, 2004 as we continue to support the commercial launch of Zegerid Powder for Oral Suspension and our commercial organization, enhance our product portfolio through internal development, product and patent licensing and strategic acquisitions and grow our administrative support activities.

     On April 6, 2004, we completed an initial public offering of 6,000,000 shares of common stock at a price to the public of $9.00 per share, raising net proceeds of approximately $48.3 million, net of underwriting discounts and offering costs. On April 16, 2004, in connection with the exercise of the underwriters’ over-allotment option, we completed the sale of 900,000 additional shares of common stock at the initial public offering price of $9.00 per share, raising net proceeds of approximately $7.5 million, net of underwriting discounts and offering costs.

     On July 28, 2004, we completed a follow-on public offering of 6,900,000 shares of common stock at a price to the public of $9.50 per share, raising net proceeds of approximately $61.0 million, net of underwriting discounts and offering costs. The completed offering included the full exercise of the underwriters’ over-allotment option.

Revenues

     Product sales consist of sales of Zegerid Powder for Oral Suspension 20 mg, which we commercially launched in the U.S. in October 2004, and Zegerid Powder for Oral Suspension 40 mg, which we commercially launched in the U.S. in February 2005.

     Sublicense and co-promotion revenue consist of milestone fees associated with our strategic sublicense agreement with TAP entered into in June 2002 and amortization of our upfront payment associated with our co-promotion agreement with Otsuka America entered into in October 2004.

Costs and Expenses

     Cost of Sales. Cost of sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of Zegerid Powder for Oral Suspension and reserves for excess, dated or obsolete commercial inventories.

     License Fees and Royalties. License fees and royalties consist of royalty obligations under our technology license and co-promotion agreements, and payments made to a licensor in connection with our receipt of sublicense fees.

     Research and Development. Research and development expenses consist primarily of costs associated with clinical trials of our products under development, including the costs of developing and manufacturing our products under development, compensation and other expenses related to research and development personnel and facilities expenses.

     Our research and development activities are primarily focused on the development of our Zegerid family of products, which are immediate-release omeprazole products in powder for oral suspension, capsule and chewable tablet formulations. We completed a pivotal pharmacokinetic/pharmacodynamic, or PK/PD, clinical trial for Zegerid Powder for Oral Suspension 20 mg in 2002, submitted an NDA to the FDA in 2003 and received FDA approval in June 2004. We also completed a pivotal PK/PD clinical trial in 2002, as well as a pivotal Phase III clinical trial in 2003, for Zegerid Powder for Oral Suspension 40 mg, submitted an NDA to the FDA in February 2004 and received FDA approval in December 2004. We conducted an open-label clinical trial to evaluate the safety of Zegerid Powder for Oral Suspension 40 mg as additional support for the FDA approval. During 2004, we also conducted a clinical trial evaluating Zegerid Powder for Oral Suspension as compared to Protonix® (delayed-release pantoprazole capsules) for control of nocturnal gastric acidity. In November 2004, we completed two pivotal PK/PD clinical trials evaluating Zegerid Capsules 20 mg and 40 mg, and in April 2005 we submitted an NDA to the FDA seeking approval to market this product. In February 2005, we completed two pivotal PK/PD clinical trials evaluating Zegerid Chewable Tablets 20 mg and 40 mg and plan to submit our NDA to the FDA late in the second quarter or early in the third quarter of 2005. From the time that we entered into our license agreement with the University of Missouri in January 2001 through March 31, 2005, our costs associated with the research and development of the Zegerid products have represented over 95% of our research and development expenses for all program areas. In addition, during the three months ended March 31, 2005, costs associated with the research and development of the Zegerid products represented over 98% of our research and development expenses for all program areas.

     In addition to continued development of Zegerid Capsules and Zegerid Chewable Tablets, we have committed to conduct clinical studies evaluating Zegerid Powder for Oral Suspension in pediatric populations and are currently working with the FDA on the final designs of the studies. We are unable to estimate with any certainty the costs we will incur in the continued development of our Zegerid family of products. Although we are currently focused primarily on advancing our Zegerid family of products, we anticipate that we will make determinations as to which development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific and clinical success of each product.

     Product development timelines and costs may vary significantly for each of our Zegerid products and are difficult to estimate. The lengthy process of seeking regulatory approvals, and the subsequent compliance with applicable regulations, requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations. Although we received FDA approval for Zegerid Powder for Oral Suspension 20 mg in June 2004 and Zegerid Powder for Oral Suspension 40 mg in December 2004, we cannot be certain when or if we will realize any profits from these products or any of our other development projects.

     Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and other expenses related to our commercial operations and corporate administrative employees, legal fees and other professional services expenses. As we only recently commercially launched our Zegerid Powder for Oral Suspension 20 mg in October 2004 and our Zegerid Powder for Oral Suspension 40 mg in February 2005, we expect our selling, general and administrative expenses to increase for the year ended December 31, 2005, as compared to the year ended December 31, 2004.

     Stock-Based Compensation. Stock-based compensation represents the amortization of deferred compensation resulting from the difference between the exercise price and the deemed fair value, as estimated by us for financial reporting purposes, of our common stock on the date stock options were granted to employees and the fair value of stock awards to non-employees.

Interest and Other Income, Net

     Interest and other income, net consists primarily of interest income earned on our cash, cash equivalents, and short-term investments and interest expense associated with our long-term debt. Additionally, in February 2005, we recorded interest income awarded to us in connection with the $10.0 million milestone we received from TAP after we prevailed in an alternative dispute resolution proceeding.

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

Revenue Recognition

     Product Sales, Net. We recognize revenue from product sales in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and we are reasonably assured of collecting the resulting receivable. We recognize product sales net of estimated allowances for product returns, managed care rebates, reimbursements relating to Medicaid, patient coupons, chargebacks from distributors, wholesaler fees and prompt payment and other discounts. Such estimates require our most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. If actual future payments for returns, rebates, coupons, chargebacks and discounts exceed the estimates we made at the time of sale, our financial position, results of operations and cash flows would be negatively impacted.

     We are obligated to accept from customers the return of products that are within six months of their expiration date or 12 months beyond their expiration date. We authorize returns for damaged products and exchanges for expired products in accordance with our return goods policy and procedures, and have established allowances for such amounts at the time of sale. We recently commercially launched Zegerid Powder for Oral Suspension 20 mg in October 2004 and Zegerid Powder for Oral Suspension 40 mg in February 2005, and through March 31, 2005, we have had no product returns. Given our limited history, we have established our allowances for potential product returns based on an analysis of product shipments to our wholesale distributors in excess of prescription demand for Zegerid Powder for Oral Suspension. Although we believe that our estimates and assumptions are reasonable as of the date when made, actual results may differ significantly from these estimates. Our financial position, results of operations and cash flows may be materially and negatively impacted if actual returns exceed our estimated allowance for returns.

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

Stock-Based Compensation

     As allowed by SFAS No. 123, Accounting for Stock-Based Compensation, we have elected to continue to apply the intrinsic value-based method of accounting prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, do not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the estimated fair value of the stock at the date of grant. Deferred compensation is recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of the related options.

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

     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. Please see our audited financial statements and notes thereto included elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2004, which contain accounting policies and other disclosures required by GAAP.

Results of Operations

Comparison of Three Months Ended March 31, 2005 and 2004

     Product Sales, Net. Product sales, net were $1.4 million for the three months ended March 31, 2005 and consisted of sales of Zegerid Powder for Oral Suspension 20 mg, which we commercially launched in the U.S. in October 2004 and sales of Zegerid Powder for Oral Suspension 40 mg, which we commercially launched in the U.S. in February 2005. In accordance with our revenue recognition policy, we recognize sales net of allowances for product returns, managed care rebates, reimbursements relating to Medicaid, patient coupons, chargebacks from distributors, wholesaler fees and prompt payment and other discounts. These sales allowances are generally reflected either as a direct reduction to accounts receivable through an allowance, or as an addition to accrued expenses if the payment is due to a party other than the wholesale or retail customer. Given our limited history, we have established sales allowances for potential product returns based on an analysis of product shipments to our wholesale distributors in excess of prescription demand for Zegerid Powder for Oral Suspension.

     Sublicense and Co-Promotion Revenue. Sublicense and co-promotion revenue was $10.7 million for the three months ended March 31, 2005 and consisted of $714,000 in co-promotion revenue from the $15.0 million upfront fee received pursuant to our co-promotion agreement with Otsuka America entered into in October 2004, which is being amortized to revenue over the term of the agreement through December 31, 2009 and the $10.0 million milestone payment we received from TAP in February 2005 related to TAP’s development activities. We received the February 2005 milestone after we prevailed in an alternative dispute resolution proceeding in which we alleged that TAP had achieved a development milestone. There were no sublicense and co-promotion revenues for the three months ended March 31, 2004.

     Cost of Sales. Cost of sales was $258,000 for the three months ended March 31, 2005, or approximately 18% of net product sales. Cost of sales included third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with Zegerid Powder for Oral Suspension 20 mg and 40 mg. For the three months ended March 31, 2005, we recognized sales of Zegerid Powder for Oral Suspension 20 mg, of which the associated cost of sales of approximately $98,000 had been previously reserved.

     License Fees and Royalties. License fees and royalties were $1.7 million for the three months ended March 31, 2005 and consisted of $1.5 million paid to the University of Missouri, which represented 15% of the milestone fee received pursuant to our strategic sublicense agreement with TAP and royalties due to the University of Missouri and Otsuka America based upon net product sales. There were no license fees and royalties recorded in the three months ended March 31, 2004.

     Research and Development. Research and development expenses were $2.9 million for the three months ended March 31, 2005 and $5.0 million for the three months ended March 31, 2004. The $2.1 million decrease in our research and development expenses was primarily attributable to spending for the three months ended March 31, 2004 associated with our clinical trial to evaluate the safety of Zegerid Powder for Oral Suspension 40 mg, our clinical trial evaluating Zegerid Powder for Oral Suspension as compared to Protonix (delayed-release pantoprazole capsules) for control of nocturnal gastric acidity and the user fee associated with the submission of our NDA for Zegerid Powder for Oral Suspension 40 mg in February 2004. There were no costs associated with these activities in the three months ended March 31, 2005. Additionally, a decrease in costs associated with preparation for commercial manufacturing of Zegerid Powder for Oral Suspension and the formulation development and production of clinical trial materials for Zegerid Capsules contributed to the decrease in our research and development expenses.

     Selling, General and Administrative. Selling, general and administrative expenses were $23.0 million for the three months ended March 31, 2005 and $3.4 million for the three months ended March 31, 2004. The $19.6 million increase in our selling, general and administrative expenses was primarily attributable to the hiring of sales and marketing personnel, including our field sales organization, which consisted of approximately 230 sales representatives at March 31, 2005. Additionally, outside services and professional fees associated with our commercial activities increased for the three months ended March 31, 2005, including advertising and promotion, holding a national sales meeting in connection with the launch of Zegerid Powder for Oral Suspension 40 mg, initiation of our speaker programs and the cost of product samples.

     Stock-Based Compensation. We recorded non-cash stock-based compensation charges of $606,000 for the three months ended March 31, 2005 and $1.8 million for the three months ended March 31, 2004. As of March 31, 2005, we had $3.9 million of deferred compensation. We recorded this amount as a component of stockholders’ equity and will amortize the amount as a charge to operations over the vesting period of the options. The compensation charges in the three months ended March 31, 2005 related to research and development personnel in the amount of $200,000 and selling, general and administrative personnel in the amount of $406,000. The compensation charges in the three months ended March 31, 2004 related to research and development personnel in the amount of $414,000 and selling, general and administrative personnel in the amount of $1.4 million.

     Interest and Other Income, Net. Interest and other income, net was $2.8 million for the three months ended March 31, 2005 and $114,000 for the three months ended March 31, 2004. The $2.6 million increase was primarily attributable to interest income awarded to us in connection with the $10.0 million milestone we received from TAP after we prevailed in an alternative dispute resolution proceeding and higher interest income resulting from higher cash balances from our initial public offering of common stock in April 2004 and follow-on public offering of common stock in July 2004.

Liquidity and Capital Resources

     As of March 31, 2005, cash, cash equivalents and short-term investments were $94.9 million, compared to $114.0 million as of December 31, 2004, a decrease of $19.1 million. This decrease resulted primarily from our net loss for three months ended March 31, 2005.

     Net cash used in operating activities was $17.9 million for the three months ended March 31, 2005 and $7.0 million for the three months ended March 31, 2004. The primary use of cash was to fund our net losses for these periods, adjusted for non-cash expenses, including $154,000 for the three months ended March 31, 2005 and $83,000 for the three months ended March 31, 2004 in depreciation and amortization, $606,000 for the three months ended March 31, 2005 and $1.8 million for the three months ended March 31, 2004 in stock-based compensation, and changes in operating assets and liabilities. Accounts payable and accrued liabilities decreased in the three months ended March 31, 2005 primarily due the payment of corporate bonuses and research and development expenses that were accrued in 2004.

     Net cash provided by investing activities was $5.5 million for the three months ended March 31, 2005 and $7.2 million for the three months ended March 31, 2004. These activities primarily consisted of sales and maturities of short-term investments, partially offset by purchases of short-term investments. In addition, long-term restricted cash increased in connection with our establishing a letter of credit under our vehicle lease agreements.

     Net cash used in financing activities was $31,000 for the three months ended March 31, 2005 and $835,000 for the three months ended March 31, 2004. These activities consisted primarily of the ongoing repayment of our notes payable offset by proceeds from the exercise of stock options. In addition, for the three months ended March 31, 2004, we incurred approximately $1.0 million in common stock issuance costs associated with our initial public offering. The principal balance of our equipment notes payable was $156,000 with an annual interest rate of 9.23% at March 31, 2005.

     We expect our cash requirements to increase significantly for the year ended December 31, 2005 as compared to the year ended December 31, 2004 to support the commercialization of Zegerid Powder for Oral Suspension 20 mg and 40 mg, while we continue to sponsor clinical trials for, seek regulatory approvals of, and develop and manufacture our current products and new product opportunities. As we support our commercial organization, continue our research and development efforts and pursue additional product opportunities, we anticipate significant cash requirements for personnel costs, advertising and promotional activities, capital expenditures and investment in additional office space, internal systems and infrastructure.

     In preparation for the launch of our first product, we entered into a commercial supply agreement with Patheon, Inc. in December 2003 which, among other things, obligates us to fund up to approximately $1.9 million in manufacturing equipment for Patheon. Patheon is obligated to reimburse us for this amount in the event that we purchase a specified aggregate number of units. Through March 31, 2005, we have funded approximately $1.2 million of the manufacturing equipment, and we do not intend to expend any significant amounts in the future. We purchase commercial quantities of Zegerid Powder for Oral Suspension 20 mg and 40 mg from Patheon as well as commercial quantities of the active ingredient from our omeprazole supplier. At March 31, 2005, we had finished goods and raw materials inventory purchase commitments of approximately $1.9 million.

     The following summarizes our long-term contractual obligations as of March 31, 2005:

		Payments Due by Period
		Less than	One to	Four to
		One Year	Three Years	Five Years
Contractual Obligations	Total	(Remainder of 2005)	(2006-2008)	(2009-2010)	Thereafter
		(in thousands)
Operating leases	$6,410	$1,719	$4,682	$9	$—
Equipment financing	156	118	38	—	—
Sponsored research agreements	226	113	113	—	—
Other long-term contractual obligations	1,286	720	566	—	—

Total	$8,078	$2,670	$5,399	$9	$—

     In November 2004, we entered into a master lease agreement giving us the ability to lease vehicles under operating leases. In connection with accepting delivery of vehicles and entering into lease obligations in January 2005, we established a letter of credit for $1.0 million naming the lessor as beneficiary. The letter of credit is fully secured by restricted cash and has automatic annual extensions. Each lease schedule has an initial term of 12 months from the date of delivery with successive 12-month renewal terms. We intend to lease each vehicle, on average, approximately 36 months. We guarantee a certain residual value at the lease termination date. We believe the likelihood of incurring any significant losses associated with this guaranty is remote.

     The amount and timing of cash requirements will depend on market acceptance of Zegerid Powder for Oral Suspension and any other products that may receive regulatory approval, the resources we devote to researching, developing, formulating, manufacturing, commercializing and supporting our products, and our ability to enter into third-party collaborations.

     We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed before that time. Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities. In addition, we may receive revenue from our potential milestone payments from our co-promotion agreement with Otsuka America and our sublicense agreement with TAP. We may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financing. We likely will pursue raising additional funds during 2005, as we continue to build our business and in anticipation of the potential launch of our capsule and chewable tablet products in 2006. On May 12, 2005, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which, if and when declared effective, will permit us, from time to time, to offer and sell up to $75 million of equity or debt securities.

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

     As of March 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Recent Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes APB 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than the beginning of the first fiscal year beginning after December 15, 2005. Early adoption will be permitted in periods in which financial statements have not been issued. We expect to adopt SFAS 123(R) on January 1, 2006.

     As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options when the exercise price is equal to or in excess of the fair value of the stock at the date of grant. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123 (R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in Note 3 to our financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Caution on Forward-Looking Statements

     Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, statements about difficulties or delays in development, testing, obtaining regulatory approvals, manufacturing and marketing our products; the progress and timing of our clinical trials; unexpected adverse side effects or inadequate therapeutic efficacy of our products that could delay or prevent product development or commercialization, or that could result in product recalls or product liability claims; the scope and validity of patent protection for our products and our ability to commercialize our products without infringing the patent rights of others; competition from other pharmaceutical or biotechnology companies; our ability to obtain additional financing to support our operations; and the discussions set forth below under the caption “Risk Factors.”

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

     We will continue to incur significant costs as we continue to support the commercial launch of Zegerid Powder for Oral Suspension, and we have encountered low initial demand for the 20 mg dosage strength and may be unable to achieve greater market acceptance with the 40 mg dosage strength. For the three months ended March 31, 2005, we had recognized only approximately $1.4 million in net sales of Zegerid Powder for Oral Suspension 20 mg and 40 mg and as of March 31, 2005 had an accumulated deficit of approximately $151.8 million.

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

Our other Zegerid products under development may not be approved by the FDA, and any failure or delay associated with our product development or the FDA’s approval of such products would increase our product development costs and time to market.

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

     Only Zegerid Powder for Oral Suspension 20 mg and 40 mg has been approved for commercial sale by the FDA. We have recently completed pivotal pharmacokinetic/pharmacodynamic, or PK/PD, clinical trials evaluating the 20 mg and 40 mg doses of Zegerid Capsules and Zegerid Chewable Tablets, and in April 2005 we submitted a new drug application, or NDA, to the FDA seeking approval for Zegerid Capsules. We plan to submit an NDA for Zegerid Chewable Tablets late in the second or early in the third quarter of 2005. In connection with its review of our NDAs, the FDA may request additional information from us, including data from additional clinical trials. In addition, the FDA ultimately may not grant marketing approval for these products.

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

     The commercial success of Zegerid Powder for Oral Suspension 20 mg and 40 mg and any other subsequently-approved products will depend upon acceptance of our products by the medical community, particularly gastroenterologists and primary care physicians, as well as patients and third-party payors. Market acceptance will depend upon several factors, including:

•	the efficacy and safety of our products and our ability to differentiate our products from products offered by our competitors;

•	effectiveness of our and any collaborators’ sales and marketing efforts, as compared to the significantly greater resources of our competitors;

•	our ability to obtain sufficient third-party insurance coverage or reimbursement;

•	pricing and cost effectiveness;

•	the prevalence and severity of any adverse side effects;

•	availability of alternative treatments;

•	relative convenience and ease of administration; and

•	taste and other sensory characteristics of our products.

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

     Many of our competitors are large, well-established companies in the pharmaceutical field. Our competitors include, among others, AstraZeneca plc, TAP Pharmaceutical Products Inc., or TAP, Wyeth, Altana, Eisai Co., Ltd., Johnson & Johnson, Axcan Pharma Inc., Ferring Pharmaceuticals A/S, Merck & Co., Inc., Novartis AG, Pfizer Inc., Salix Pharmaceuticals, Inc., Shire Pharmaceuticals Group plc and The Procter & Gamble Company. Many of these companies already offer products in the U.S. and Europe that target gastroesophageal reflux disease, or GERD, and other GI diseases and disorders that we target. Given our relatively small size and the entry of our new products into a market characterized by well-established drugs, we may not be able to compete effectively.

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

     Many of these companies also have significantly greater financial and other resources than we do. Larger pharmaceutical companies typically have significantly larger field sales force organizations and invest significant amounts in advertising and marketing their products, including through the purchase of television advertisements and the use of other direct-to-consumer methods. As a result, these larger companies are able to reach a greater number of physicians and reach them more frequently than we can with our smaller sales organization. It is also possible that our competitors may be able to reduce their cost of manufacturing so that they can aggressively price their products and secure a greater market share to our detriment. In addition, our competitors may be able to attract and retain qualified personnel and to secure capital resources more effectively than we can. Any of these events could adversely affect our business.

Our approved product and our products under development will compete with many other drug products focused on upper GI diseases and disorders which could put downward pressure on pricing and market share and limit our ability to generate revenues.

     Our approved product and our products under development will compete with many prescription and OTC products, including:

     Prescription Products:

•	PPIs: AstraZeneca’s Prilosec® and Nexium®, TAP’s Prevacid®, Wyeth’s and Altana’s Protonix, Johnson & Johnson’s and Eisai’s Aciphex®, and generic omeprazole, among others; and

•	H2-receptor antagonists: Merck’s Pepcid®, GlaxoSmithKline plc’s Zantac® and Tagamet® and Reliant Pharmaceuticals, Inc.’s Axid®, among others.

     OTC Products:

•	PPIs: Procter & Gamble’s Prilosec OTC®;

•	H2-receptor antagonists: Pfizer’s Zantac, GlaxoSmithKline’s Tagamet and Johnson & Johnson’s and Merck’s PepcidAC® and Pepcid Complete®, among others; and

•	Antacids: Johnson & Johnson’s and Merck’s Mylanta®, Novartis’ Maalox®, Pfizer’s Rolaids® and GlaxoSmithKline’s Gaviscon® and Tums®, among others.

     In addition, various companies are developing new products, including motility agents, reversible acid inhibitors, cytoprotective compounds and new PPIs. We may be required to compete with these or other new products that have greater efficacy, faster onset of action or other benefits relative to our products.

     Many of the currently marketed competitive products are available in generic formulations. For example, there are several generic delayed-release omeprazole products currently available in 10 mg and 20 mg dose strengths in the U.S. market, and we anticipate that over time additional generic delayed-release omeprazole products, including 40 mg dose strengths, as well as other generic delayed-release PPIs, will enter the market. In addition, with the introduction of Prilosec OTC, delayed-release omeprazole is available in a 20 mg dose as an OTC product. The existence of generic and OTC delayed-release PPI products could make it more difficult for branded prescription PPI products, including our Zegerid products, to gain or maintain market share and could cause prices for PPIs to drop, each of which could adversely affect our business. Moreover, the current availability of generic and OTC delayed-release omeprazole products may have an additional impact on demand and pricing for our current and future immediate-release products because our products also utilize omeprazole as the active ingredient.

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

     In order to compete effectively, we and Otsuka America may desire to further expand our sales forces. We plan to evaluate further expansion of our sales force based on the market demand for Zegerid Powder for Oral Suspension and the status of our regulatory submissions for Zegerid Capsules and Zegerid Chewable Tablets. Under the terms of our co-promotion agreement with Otsuka America, Otsuka America may increase the size of its sales force up to 400 sales representatives to match any expansion of our sales force in exchange for an increased royalty rate. However, we may not be successful in our efforts to recruit a larger sales force, and Otsuka America may choose not to expand its sales force. In order to cover all of the PPI prescribing physicians at the same level of reach and frequency as our competitors with branded PPI products, we and Otsuka America would need to significantly expand our collective sales force beyond these levels or we would need to partner with another company with a substantial primary care sales organization.

We recently commenced the commercial sale of our first approved product and could experience significant differences between actual and estimated demand for the product.

     We have very limited experience selling Zegerid Powder for Oral Suspension 20 mg and 40 mg. Therefore, it has been and will continue to be difficult to estimate demand for this product with any certainty. If we overestimate demand, we may be required to write off inventories. As of March 31, 2005, we reserved approximately $2.3 million related to excess inventories. If demand for our products increases beyond what we forecast, our third-party suppliers may not be able to increase production rapidly enough to meet the demand. Our failure to meet market demand could lead to missed opportunities to fulfill orders for our products, which would lead to lost opportunities to generate revenues and could adversely affect our relationships with physicians, patients and our wholesale customers.

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

     Zegerid Powder for Oral Suspension and any of our products under development which may be approved for sale by the FDA will continue to be subject to extensive regulation. These regulations impact many aspects of our operations, including the manufacture, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the products. The FDA also may require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products. For example, in connection with the approval of our NDAs for Zegerid Powder for Oral Suspension, we have committed to evaluate the product in pediatric populations, and we are currently working with the FDA on the final designs of the studies. In addition, the subsequent discovery of previously unknown problems with the product may result in restrictions on the product, including withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, disgorgement of money, operating restrictions and criminal prosecution.

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

     Our product development, clinical research and commercialization activities are currently dedicated to developing our Zegerid family of products. Because each of these products — powder for oral suspension, capsules and chewable tablets — is derived from the same technology licensed from the University of Missouri, each product is vulnerable to substantially the same risks stemming from potential patent invalidity, misappropriation of intellectual property by third parties, reliance upon a third-party for patent prosecution and maintenance and unexpected early termination of our license agreement. Similarly, because our current regulatory strategy for these products depends, in part, on the successful filing and acceptance of NDAs under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, any positions taken by the FDA concerning any Section 505(b)(2) NDAs we submit, or Section 505(b)(2) NDAs in general, could impact any subsequent NDAs we may submit. To date, we have received FDA approval of two Section 505(b)(2) NDAs, for the 20 mg and 40 mg doses of Zegerid Powder for Oral Suspension, we have submitted a Section 505(b)(2) NDA to the FDA for Zegerid Capsules in April 2005 and we plan to submit a Section 505(b)(2) NDA for our chewable tablet product to the FDA late in the second quarter or early in the third quarter of 2005. Our ability to successfully commercialize our products could also be jeopardized by the emergence of a single competitive product that exhibits greater efficacy, more rapid onset of action or other benefits relative to our products. Furthermore, to the extent our single approved product, Zegerid Powder for Oral Suspension, fails to gain market acceptance, it may be more difficult for us to generate sufficient credibility with physicians and patients to commercialize other products in the Zegerid product family.

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

We are dependent on our sublicense agreement with TAP Pharmaceutical Products Inc. as one source of future revenue.

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

     We have retained third-party service providers to perform a variety of functions related to the sale and distribution of our approved product, key aspects of which are out of our direct control. For example, we rely on one third-party service provider to provide key services related to warehousing and inventory management, distribution, contract administration and chargeback processing, accounts receivable management and call center management. We place substantial reliance on this provider as well as other third-party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, our ability to deliver product to meet commercial demand would be significantly impaired. In addition, we utilize third parties to perform various other services for us relating to sample accountability and regulatory monitoring, including adverse event reporting, safety database management and other product maintenance services. If the quality or accuracy of the data maintained by these service providers is insufficient, our ability to continue to market our approved product could be jeopardized or we could be subject to regulatory sanctions. We do not currently have the internal capacity to perform these important commercial functions, and we may not be able to maintain commercial arrangements for these services on reasonable terms.

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

     We are a small company and, as of April 30, 2005, had 378 employees. Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical, manufacturing, product development, business development and sales and marketing personnel. We may not be able to recruit and retain qualified personnel, particularly for senior clinical and sales and marketing positions, in the future due to intense competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results.

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

     We have significantly expanded the size of our organization in recent months as we established our commercial organization and launched our first product. We increased the number of our employees from 49 as of December 31, 2003 to 378 as of April 30, 2005, and we expect the number of employees to continue to grow to the extent we meet our strategic objectives. Our recent growth in number of employees and scope of activities as well as any future growth and expansion are expected to place a significant demand on our financial, managerial and operational resources.

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

     The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve profitability. We have been engaged in developing drugs and have consistently generated operating losses since our inception in December 1996. Our commercial launch activities, and continued product development and clinical activities will require significant expenditures. For the three months ended March 31, 2005, we had recognized only approximately $1.4 million in net sales of our products, and, as of March 31, 2005, we had an accumulated deficit of approximately $151.8 million. We expect to continue to incur additional operating losses and capital expenditures and anticipate that our expenses will increase substantially for the year ended December 31, 2005 as compared to the year ended December 31, 2004 as we continue to support the commercial launch of Zegerid Powder for Oral Suspension 40 mg, and continue our product development and clinical research programs.

We will need to raise additional funds to pursue our growth strategy or continue our operations and we may be unable to raise capital when needed.

     We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed before that time. Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities. In addition, we may receive revenue from our potential milestone payments from our co-promotion agreement with Otsuka America and our sublicense agreement with TAP. We may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financing. We likely will pursue raising additional funds during 2005, as we continue to build our business and in anticipation of the potential launch of our capsule and chewable tablet products in 2006.

     On May 12, 2005, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which, if and when declared effective, will permit us, from time to time, to offer and sell up to $75 million of equity or debt securities. However, there can be no assurance that we will be able to complete any such offerings of securities. Factors influencing the availability of additional financing include the progress of our commercial activities, investor perception of our prospects and the general condition of the financial markets.

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

     Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the commercial success of, and demand for, Zegerid Powder for Oral Suspension as well as any other products we may develop are uncertain and therefore our sales prospects are uncertain. The level of our revenues, if any, and results of operations at any given time will be based primarily on the following factors:

•	success of the commercial launch of Zegerid Powder for Oral Suspension and any other products that may be approved;

•	our ability to maintain a productive sales force;

•	demand and pricing of products we may offer;

•	physician and patient acceptance of our products;

•	levels of third-party reimbursement for our products;

•	changes in our ability to obtain FDA approval for other products;

•	interruption in the manufacturing or distribution of our products;

•	results of our clinical trials;

•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors; and

•	the effect of competing technological and market developments.

     It will be difficult for us to forecast demand for our products with any degree of certainty, particularly during the early stages of our sales efforts for our first product. In addition, we will be increasing our operating expenses for the year ended December 31, 2005 as compared to the year ended December 31, 2004 as we build our commercial capabilities and promote the product. Accordingly, we may experience significant, unanticipated quarterly losses. Because of these factors, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline significantly.

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

     Stock-based compensation represents an expense associated with the recognition of the difference between the deemed fair value of common stock at the time of an option grant or stock issuance and the option exercise price or price paid for the stock. Stock-based compensation is amortized over the vesting period of the option or issuance. As of March 31, 2005, deferred stock-based compensation related to option grants and stock issuances to our employees totaled $3.9 million, which will be amortized to expense on an accelerated basis as the options or stock are earned, generally over a period of four years. Also, we have granted options to consultants which, for compensation purposes, must be remeasured at each reporting date during the vesting period. This remeasurement and the corresponding effect on the related expense may result in an increase in our net losses for a given period.

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

     For example, in accordance with new standards finalized in December 2004, the Financial Accounting Standards Board is requiring all companies to treat the fair value of stock options granted to employees as an expense effective no later than the beginning of the first fiscal year beginning after December 15, 2005. Currently, we are generally not required to record compensation expense in connection with stock option grants to employees, and we have relied heavily on stock options to motivate existing employees and attract new employees. When this change becomes effective, we and other companies will be required to record a compensation expense equal to the fair value of each stock option granted. The change will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The specific impact of the new standards, however, cannot be predicted at this time because it will depend on levels of stock options or other share-based payments granted in the future. When we are required to expense the fair value of stock option grants, it may reduce the attractiveness of granting stock options. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees.

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

     Trademarks. Our trademarks will be important to our success and competitive position. We have received U.S. and European Union, or EU, trademark registration for our corporate name, Santarus®. We also have received U.S. trademark registration and have applied for EU trademark registration for our brand name, Zegerid®, and have applied for trademark registration for various other names. Any objections we receive from the PTO, foreign trademark authorities or third parties relating to our pending applications could require us to incur significant expense in defending the objections or establishing alternative names. There is no guarantee we will be able to secure any of our pending trademark registrations with the PTO or comparable foreign authorities.

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

     We submitted NDAs for Zegerid Powder for Oral Suspension 20 mg and 40 mg (later approved in June 2004 and December 2004) and Zegerid Capsules 20 mg and 40 mg (currently under review by the FDA), and we intend to submit an NDA for our chewable tablet product, under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act relying in part on clinical data relating to AstraZeneca’s Prilosec, a delayed-release omeprazole product. Following the FDA’s acceptance of each of these submissions, we were and will be required to provide notice to AstraZeneca, as the NDA holder, and the owners of the listed patents, which include various AstraZeneca and Merck entities, of our certification that our products do not infringe the patents listed in the Orange Book for Prilosec or that those patents are invalid. Currently, there are six unexpired patents listed for Prilosec in the Orange Book. Two of the patents relate to enteric-coated formulations of omeprazole and expire in 2007. The remaining four patents relate generally to omeprazole and the process for making omeprazole and expire in 2018 and 2019, including certain marketing exclusivity.

     With regard to our pending Section 505(b)(2) NDA for Zegerid Capsules, as well as any future Section 505(b)(2) NDA filings relating to omeprazole, AstraZeneca will have 45 days from the date of its receipt of notice of these certifications to file suit against us for infringement of those patents. If AstraZeneca brings suit against us within this time period based on those patents, approval of the related products would be delayed until the earliest of a court decision in our favor, a settlement of the claim involving licenses to the patents at issue or 30 months from the date of receipt of the notice of the certifications, or longer, if there is a court decision that is adverse to us. Thus, AstraZeneca will have an opportunity to file suit against us and trigger the 30-month stay with respect to our pending NDA for Zegerid Capsules, as well as any future Section 505(b)(2) NDA submissions we make, which litigation would be costly, time consuming and distracting to management. Furthermore, if there is a court decision in such an infringement matter that is adverse to us and upheld, we could become subject to an injunction for the life of the patents. In addition, although AstraZeneca did not file suit against us within the 45-day notice period regarding our NDAs for our Zegerid Powder for Oral Suspension 20 mg and 40 mg products, it may choose to do so in the future. Although there would not be a 30-month stay in the FDA approval process for these products, any such litigation would nevertheless be costly, time-consuming and distracting to management.

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

     Our common stock had not been publicly traded prior to our initial public offering, which was completed in April 2004, and an active trading market may not develop or be sustained. We have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of specialty pharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. Investors may not be able to sell their shares at or above the offering price. For example, during the year ended December 31, 2004, the closing trading prices for our common stock ranged from a high of $15.83 to a low of $8.38, and on April 29, 2005, the closing trading price for our common stock was $4.28.

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

Our stock price could decline and our stockholders may suffer dilution in connection with future issuances of equity or debt securities.

     Although we believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months, we likely will pursue raising additional funds during 2005, as we continue to build our business and in anticipation of the potential launch of our capsule and chewable tablet products in 2006. Accordingly, we may conduct substantial future offerings of equity or debt securities, which, in turn, could cause our stock price to decline. On May 12, 2005, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which, if and when declared effective, will permit us, from time to time, to offer and sell up to $75 million of equity or debt securities. Some of these securities may be shares of our common stock or securities convertible into shares of our common stock and all of these securities would be available for immediate resale in the market. We may issue and sell all of these securities at any time and from time to time until the date that is two years from the date of effectiveness of the registration statement. The exercise of outstanding options and warrants and future equity issuances, including future public offerings or future private placements of equity securities and any additional shares issued in connection with acquisitions, will also result in dilution to investors. The market price of our common stock could fall as a result of resales of any of these shares of common stock due to an increased number of shares available for sale in the market.

Future sales of our common stock by our stockholders may depress our stock price.

     Persons who were our stockholders prior to the sale of shares in our initial public offering continue to hold a substantial number of shares of our common stock that they generally are currently able to sell in the public market. Significant portions of these shares are held by a small number of stockholders. Sales by our current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Moreover, the holders of a substantial number of shares of common stock, including shares issuable upon exercise of outstanding warrants, may have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

     Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the Securities and Exchange Commission and by the Nasdaq Stock Market, will result in increased costs to us. In particular, we expect to incur additional administrative expense as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent registered public accounting firm to attest to, our internal controls as of December 31, 2005. In addition, the new rules could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. If we fail to comply with any of these laws or regulations, or if our auditors cannot timely attest to our evaluation of our internal controls, we could be subject to regulatory scrutiny and a loss of public confidence in our corporate governance or internal controls, which could have an adverse effect on our business and our stock price.

Our executive officers and directors and their affiliates may exercise influence over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.

     Our executive officers and directors and their affiliates together control approximately 14.3% of our outstanding common stock, as of March 31, 2005. As a result, these stockholders may collectively be able to influence matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Form of Common Stock Certificate

4.2(3)	Amended and Restated Investors’ Rights Agreement, dated April 30, 2003, among us and the parties named therein

4.3(3)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated May 19, 2003, among us and the parties named therein

4.4(3)*	Stock Restriction and Registration Rights Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

4.5(3)	Form of Series C Preferred Stock Purchase Warrant

4.6(3)	Form of Common Stock Purchase Warrant

4.7(3)	Warrant to Purchase Shares of Common Stock, dated April 30, 2003, issued to Rockport Venture Securities, LLC

4.8(2)	Rights Agreement, dated as of November 12, 2004, between us and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Santarus, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

Exhibit
Number	Description
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q of Santarus, Inc. for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 13, 2004.

(2)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on November 17, 2004.

(3)	Incorporated by reference to the Registration Statement on Form S-1 of Santarus, Inc. (Registration No. 333-111515), filed with the Securities and Exchange Commission on December 23, 2003, as amended.

*	Santarus, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which portions have been omitted and filed separately with the Securities and Exchange Commission.

†	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Santarus, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2005

/s/ Debra P. Crawford
Debra P. Crawford,
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)