Form 10-Q
period 2005-06-30
SANTARUS INC
filed 2005-08-15
CIK 1172480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 000-50651
SANTARUS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0734433
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10590 West Ocean Air Drive,	92130
Suite 200, San Diego, CA	(Zip Code)
(Address of principal executive offices)
(858) 314-5700
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of July 29, 2005 was 36,754,892.

SANTARUS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
 i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Santarus, Inc.
Condensed Balance Sheets
(unaudited)

	June 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$29,577,335	$34,402,352
Short-term investments	44,275,103	79,605,745
Accounts receivable, net	1,135,190	800,719
Inventories, net	3,395,168	1,961,789
Other current assets	1,886,941	2,481,414

Total current assets	80,269,737	119,252,019

Long-term restricted cash	1,950,000	950,000
Property and equipment, net	778,499	948,745
Other assets	1,151,978	1,065,006

Total assets	$84,150,214	$122,215,770

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$10,253,448	$14,805,809
Allowance for product returns	5,916,788	7,057,208
Current portion of deferred revenue	2,857,143	2,857,143
Current portion of long-term debt	81,764	185,980

Total current liabilities	19,109,143	24,906,140

Deferred revenue, less current portion	10,000,000	11,428,571
Long-term debt, less current portion	5,559	38,019
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized at June 30, 2005 and December 31, 2004; no shares issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized at June 30, 2005 and December 31, 2004; 36,754,892 and 36,328,461 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	3,676	3,633
Additional paid-in capital	229,786,194	228,881,141
Deferred compensation	(3,275,743)	(4,572,598)
Accumulated other comprehensive loss	(86,965)	(187,538)
Accumulated deficit	(171,391,650)	(138,281,598)

Total stockholders’ equity	55,035,512	85,843,040

Total liabilities and stockholders’ equity	$84,150,214	$122,215,770

See accompanying notes.

Santarus, Inc.
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Product sales, net	$3,084,993	$—	$4,534,131	$—
Sublicense and co-promotion revenue	714,285	—	11,428,571	—

Total revenues	3,799,278	—	15,962,702	—
Costs and expenses:
Cost of sales	505,968	—	763,756	—
License fees and royalties	431,898	5,000,000	2,134,777	5,000,000
Research and development	2,329,514	4,681,895	5,248,616	9,720,765
Selling, general and administrative	19,982,649	6,112,467	42,987,489	9,550,344
Stock-based compensation	641,503	1,315,439	1,247,152	3,140,054

Total costs and expenses	23,891,532	17,109,801	52,381,790	27,411,163

Loss from operations	(20,092,254)	(17,109,801)	(36,419,088)	(27,411,163)
Interest and other income, net	549,291	253,490	3,309,036	367,898

Net loss	(19,542,963)	(16,856,311)	(33,110,052)	(27,043,265)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	(1,124,510)

Net loss attributable to common stockholders	$(19,542,963)	$(16,856,311)	$(33,110,052)	$(28,167,775)

Basic and diluted net loss per share	$(0.54)	$(0.61)	$(0.91)	$(1.89)

Weighted average shares outstanding to calculate basic and diluted net loss per share	36,410,782	27,468,641	36,321,310	14,879,313

The composition of stock-based compensation is as follows:
Research and development	$197,511	$409,759	$397,008	$823,539
Selling, general and administrative	443,992	905,680	850,144	2,316,515

	$641,503	$1,315,439	$1,247,152	$3,140,054

See accompanying notes.

Santarus, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2005	2004
Operating activities
Net loss	$(33,110,052)	$(27,043,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	317,209	176,465
Stock-based compensation	1,247,152	3,140,054
Changes in operating assets and liabilities:
Accounts receivable, net	(334,471)	—
Inventories, net	(1,433,379)	(800,000)
Other current assets	594,473	(529,880)
Other assets	—	(5,955)
Accounts payable and accrued liabilities	(4,552,361)	6,958,206
Allowance for product returns	(1,140,420)	—
Deferred revenue	(1,428,571)	—

Net cash used in operating activities	(39,840,420)	(18,104,375)

Investing activities
Purchase of short-term investments	(26,323,785)	(41,425,889)
Sales and maturities of short-term investments	61,755,000	26,995,000
Long-term restricted cash	(1,000,000)	—
Purchases of property and equipment	(42,696)	(558,752)
Deposits on manufacturing equipment	(141,763)	(974,902)

Net cash provided by (used in) investing activities	34,246,756	(15,964,543)

Financing activities
Exercise of stock options	70,619	272,635
Issuance of common stock, net	884,180	55,952,229
Common stock issuance costs	(49,476)	(24,348)
Payments on equipment notes payable	(136,676)	(124,715)

Net cash provided by financing activities	768,647	56,075,801

Increase (decrease) in cash and cash equivalents	(4,825,017)	22,006,883
Cash and cash equivalents at beginning of the period	34,402,352	13,063,211

Cash and cash equivalents at end of the period	$29,577,335	$35,070,094

Supplemental disclosure of cash flow information:
Interest paid	$13,392	$19,734

Supplemental schedule of noncash investing and financing activities:
Accretion to redemption value of redeemable convertible preferred stock	$—	$1,124,510

Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	$—	$58,749,789

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
     Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for any future periods. For further information, please see the financial statements and related disclosures included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.
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
3. Stock-Based Compensation
     As allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company has elected to continue to apply the intrinsic value-based method of accounting prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and, accordingly, does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair value of the stock at the date of grant. Deferred compensation is recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of the related options.
     Had compensation cost for the Company’s outstanding employee stock options and Employee Stock Purchase Plan (“ESPP”) purchase rights been determined based on the fair value at the grant dates for those options and rights consistent with SFAS No. 123, the Company’s net loss and basic and diluted net loss per share would have been changed to the following pro forma amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders as reported	$(19,542,963)	$(16,856,311)	$(33,110,052)	$(28,167,775)
Add: Stock-based employee compensation expense included in net loss	641,503	1,294,231	1,247,152	2,662,579
Deduct: Stock-based employee compensation expense determined under fair value method	(3,127,462)	(2,628,917)	(6,126,693)	(4,455,519)

Pro forma net loss attributable to common stockholders	$(22,028,922)	$(18,190,997)	$(37,989,593)	$(29,960,715)

Basic and diluted net loss per share as reported	$(0.54)	$(0.61)	$(0.91)	$(1.89)
Basic and diluted pro forma net loss per share	$(0.61)	$(0.66)	$(1.05)	$(2.01)
     SFAS No. 123 pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock-based employee compensation under the fair value method prescribed in SFAS No. 123. The fair value of the options was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions for the three months ended June 30, 2005 and 2004 and the six months ended June 30, 2005 and 2004: weighted average risk-free interest rates of 3.7%, 3.6%, 4.0% and 3.1%, respectively; a dividend yield of 0%; a volatility of 70%; and a weighted-average life of the option of 5.4, 5.5, 6.4 and 6.0 years, respectively. The weighted average grant date fair value per share for accounting purposes of options granted in the three months ended June 30, 2005 and 2004 and the six months ended June 30, 2005 and 2004 was $2.05, $7.12, $4.50 and $7.11, respectively. Stock option grants are expensed over their respective vesting periods. The fair value of the ESPP purchase rights was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions for the three and six months ended June 30, 2005: weighted average risk-free interest rate of 3.4%; a dividend yield of 0%; a volatility of 70%; and a weighted-average life of the rights of 1.2 years. As the Company’s first purchase date under the ESPP was November 30, 2004, no purchase rights were recognized for pro forma disclosure for the three and six months ended June 30, 2004. The weighted average grant date fair value per share for accounting purposes of ESPP purchase rights granted in the three and six months ended June 30, 2005 was $1.53. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.
     The Company accounts for options issued to non-employees under SFAS No. 123 and Emerging Issues Task Force Issue 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services. As such, the value of options issued to non-employees is periodically remeasured and income or expense is recognized during their vesting terms. For the three and six months ended June 30, 2004, stock-based compensation related to stock options issued to non-employees was approximately $21,000 and $477,000, respectively. Included in non-employee stock-based compensation for the six months ended June 30, 2004 was approximately $361,000 in expense associated with the accelerated vesting of certain shares of common stock that the Company’s former chairman of the board of directors and his affiliates acquired in connection with earlier options grants. For the three and six months ended June 30, 2005, there was no stock-based compensation related to the vesting of stock options issued to non-employees.
4. Sublicense Revenue
     In connection with the Company’s sublicense agreement with TAP Pharmaceutical Products Inc. (“TAP”), in February 2005, the Company received a $10.0 million milestone payment from TAP, which was recognized as revenue in the six months ended June 30, 2005. The Company received this payment after it prevailed in an alternative dispute resolution proceeding with TAP. The Company initiated the alternative dispute resolution process in August 2003, asserting that TAP achieved a development milestone under the terms of the sublicense agreement. The assertion was contested by TAP, and in the proceeding, it was determined that the Company was entitled to the milestone payment plus interest and legal expenses. Under the terms of the Company’s technology license agreement with the University of Missouri, the Company paid 15% of the milestone payment received from TAP to the University of Missouri in March 2005.
5. Comprehensive Income (Loss)
     Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss), specifically unrealized gains and losses on securities available-for-sale. Comprehensive loss consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss	$(19,542,963)	$(16,856,311)	$(33,110,052)	$(27,043,265)
Unrealized gain (loss) on investments	97,902	(84,210)	100,573	(85,157)

Comprehensive loss	$(19,445,061)	$(16,940,521)	$(33,009,479)	$(27,128,422)

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
     The net loss per share for the three and six months ended June 30, 2005 includes the effect of the 6,900,000 shares of common stock issued in the Company’s initial public offering of common stock in April 2004, the 19,740,759 shares of common stock issued upon conversion of the Company’s redeemable convertible preferred stock and convertible preferred stock (collectively, the “Preferred Stock”) in conjunction with the initial public offering, and the 6,900,000 shares of common stock issued in the Company’s follow-on public offering of common stock in July 2004. For the three and six months ended June 30, 2004, the shares used to compute basic and diluted pro forma net loss per share represent the weighted average common shares outstanding, reduced by the weighted average unvested common shares subject to repurchase, and includes the assumed conversion of all outstanding shares of preferred stock into shares of common stock using the as-if converted method as of the beginning of the period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Historical:
Numerator:
Net loss	$(19,542,963)	$(16,856,311)	$(33,110,052)	$(27,043,265)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	(1,124,510)

Net loss attributable to common stockholders	$(19,542,963)	$(16,856,311)	$(33,110,052)	$(28,167,775)

Denominator:
Weighted average common shares	36,515,985	27,704,493	36,428,118	15,133,105
Weighted average unvested common shares subject to repurchase	(105,203)	(235,852)	(106,808)	(253,792)

Denominator for basic and diluted net loss per share	36,410,782	27,468,641	36,321,310	14,879,313

Basic and diluted net loss per share	$(0.54)	$(0.61)	$(0.91)	$(1.89)
Pro forma:
Pro forma net loss	$(19,542,963)	$(16,856,311)	$(33,110,052)	$(27,043,265)

Basic and diluted pro forma net loss per share	$(0.54)	$(0.59)	$(0.91)	$(1.07)
Pro forma adjustments to reflect assumed weighted average effect of conversion of preferred stock	—	1,084,657	—	10,412,708

Weighted average shares outstanding to calculate basic and diluted pro forma net loss per share	36,410,782	28,553,298	36,321,310	25,292,021

7. Segment Reporting
     Management has determined that the Company operates in one business segment which is the acquisition, development and commercialization of pharmaceutical products.
8. Inventories, Net
     Inventories, net consist of the following:

	June 30,	December 31,
	2005	2004
Raw materials	$2,275,391	$2,563,767
Finished goods	2,762,504	1,126,602

	5,037,895	3,690,369
Allowance for excess and obsolete inventory	(1,642,727)	(1,728,580)

	$3,395,168	$1,961,789

     Inventories are stated at the lower of cost or market and consist of finished goods and raw materials used in the manufacture of the Company’s Zegerid Powder for Oral Suspension 20 mg and 40 mg products. The Company provides reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and on firm purchase commitments and inventory in the distribution channel, compared to forecasts of future sales. Based upon review of initial prescription trends for Zegerid Powder for Oral Suspension 20 mg subsequent to the commercial launch in October 2004, and in light of the Company’s commercial launch of Zegerid Powder for Oral Suspension 40 mg in February 2005, the Company reserved approximately $1.6 million and $1.7 million against on-hand inventories related to excess Zegerid Powder for Oral Suspension 20 mg inventories as of June 30, 2005 and December 31, 2004, respectively.

9. Stockholders’ Equity
     On May 12, 2005, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on June 16, 2005. The shelf registration statement may permit the Company, from time to time, to offer and sell up to $75 million of equity or debt securities.
10. Commitments
     In November 2004, the Company entered into a master lease agreement giving the Company the ability to lease vehicles under operating leases. In connection with the Company accepting delivery of vehicles and entering into lease obligations in January 2005, the Company established a letter of credit for $1.0 million naming the lessor as beneficiary. The letter of credit is fully secured by restricted cash and has automatic annual extensions. Each lease schedule has an initial term of 12 months from the date of delivery with successive 12-month renewal terms. The Company intends to lease each vehicle, on average, approximately 36 months. The Company guarantees a certain residual value at the lease termination date. The Company believes the likelihood of incurring any significant losses associated with this guaranty is remote. Under the assumption that the Company leases each vehicle for 36 months, as of June 30, 2005, estimated future payments total approximately $716,000, $1.4 million, $1.4 million, and $136,000 in 2005, 2006, 2007 and 2008, respectively.
11. New Accounting Pronouncements
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than the beginning of the first fiscal year beginning after December 15, 2005. Early adoption will be permitted in periods in which financial statements have not been issued. The Company expects to adopt SFAS 123(R) on January 1, 2006.
     As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options when the exercise price is equal to or in excess of the fair value of the stock at the date of grant. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in Note 3 to the financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

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
     Our Zegerid® products are proprietary immediate-release formulations of the PPI omeprazole in powder for oral suspension, capsule and chewable tablet formulations and are intended to treat or reduce the risk of a variety of upper GI diseases and disorders. We received approval from the U.S. Food and Drug Administration, or FDA, to market Zegerid Powder for Oral Suspension 20 mg in June 2004 for the treatment of heartburn and other symptoms associated with gastroesophageal reflux disease, or GERD, treatment and maintenance of healing of erosive esophagitis and treatment of duodenal ulcers. We received FDA approval to market the 40 mg dose in December 2004 for the treatment of gastric ulcers and the reduction of risk of upper GI bleeding in critically ill patients. We are also developing immediate-release capsule and chewable tablet formulations. In April 2005, we submitted a new drug application, or NDA, for the capsule product to the FDA, and in May 2005, we submitted our NDA for the chewable tablet product to the FDA.
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
     We have incurred significant losses since our inception. We had an accumulated deficit of approximately $171.4 million as of June 30, 2005. These losses have resulted principally from costs incurred in connection with license fees, research and development activities, including costs of clinical trial activities associated with our current products, commercialization activities and general and administrative expenses.
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
     On May 12, 2005, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on June 16, 2005. The shelf registration statement may permit us, from time to time, to offer and sell up to $75 million of equity or debt securities.
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

     Research and Development. Research and development expenses consist primarily of costs associated with clinical trials of our products under development, costs of developing and manufacturing our products under development, compensation and other expenses related to research and development personnel and facilities expenses.
     Our research and development activities are primarily focused on the development of our Zegerid family of products, which are immediate-release omeprazole products in powder for oral suspension, capsule and chewable tablet formulations. We completed a pivotal pharmacokinetic/pharmacodynamic, or PK/PD, clinical trial for Zegerid Powder for Oral Suspension 20 mg in 2002, submitted an NDA to the FDA in 2003 and received FDA approval in June 2004. We also completed a pivotal PK/PD clinical trial in 2002, as well as a pivotal Phase III clinical trial in 2003, for Zegerid Powder for Oral Suspension 40 mg, submitted an NDA to the FDA in February 2004 and received FDA approval in December 2004. We conducted an open-label clinical trial to evaluate the safety of Zegerid Powder for Oral Suspension 40 mg as additional support for the FDA approval. During 2004, we also conducted a clinical trial evaluating Zegerid Powder for Oral Suspension as compared to Protonix® (delayed-release pantoprazole capsules) for control of nocturnal gastric acidity. In November 2004, we completed two pivotal PK/PD clinical trials evaluating Zegerid Capsules 20 mg and 40 mg, and in April 2005 we submitted an NDA to the FDA seeking approval to market this product. In February 2005, we completed two pivotal PK/PD clinical trials evaluating Zegerid Chewable Tablets 20 mg and 40 mg and in May 2005 we submitted our NDA to the FDA seeking approval to market this product. From the time that we entered into our license agreement with the University of Missouri in January 2001 through June 30, 2005, our costs associated with the research and development of the Zegerid products have represented over 95% of our research and development expenses for all program areas. In addition, during the three and six months ended June 30, 2005, costs associated with the research and development of the Zegerid products represented over 98% of our research and development expenses for all program areas.
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
Revenue Recognition
     Product Sales, Net. We recognize revenue from product sales in accordance with Statement of Financial Accounting Standards, or SFAS, No. 48, Revenue Recognition When Right of Return Exists, when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and we are reasonably assured of collecting the resulting receivable. We recognize product sales net of estimated allowances for product returns, managed care rebates, reimbursements relating to Medicaid, patient coupons, chargebacks from distributors, wholesaler fees and prompt payment and other discounts. Such estimates require our most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. If actual future payments for returns, rebates, coupons, chargebacks and discounts exceed the estimates we made at the time of sale, our financial position, results of operations and cash flows would be negatively impacted.
     We are obligated to accept from customers the return of products that are within six months of their expiration date or 12 months beyond their expiration date. We authorize returns for damaged products and exchanges for expired products in accordance with our return goods policy and procedures, and have established allowances for such amounts at the time of sale. We recently commercially launched Zegerid Powder for Oral Suspension 20 mg in October 2004 and Zegerid Powder for Oral Suspension 40 mg in February 2005, and through June 30, 2005, we have had limited product returns. Given our limited history, we have established our allowances for potential product returns based on an analysis of product shipments to our wholesale distributors in excess of prescription demand for Zegerid Powder for Oral Suspension. Although we believe that our estimates and assumptions are reasonable as of the date when made, actual results may differ significantly from these estimates. Our financial position, results of operations and cash flows may be materially and negatively impacted if actual returns exceed our estimated allowance for returns.
     Sublicense and Co-promotion Revenue. We recognize sublicense and co-promotion revenue consistent with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. We analyze each element of our sublicense and co-promotion agreements, to determine the appropriate revenue recognition. We recognize revenue on upfront payments over the term of the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract.
     We evaluate the criteria outlined in Emerging Issues Task Force, or EITF, Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of sublicense revenues and related costs or the net amount earned under the arrangement. We have recognized the gross amount of sublicense revenue and related costs as we have no future obligations pursuant to the arrangement, we are the primary obligor in the arrangement, we had latitude in establishing the amounts received under the arrangement and we were involved in the determination of the scope of technology sublicensed under the agreement.
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
Stock-Based Compensation
     As allowed by SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and, accordingly, do not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the estimated fair value of the stock at the date of grant. Deferred compensation is recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of the related options.
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
Results of Operations
Comparison of Three Months Ended June 30, 2005 and 2004
     Product Sales, Net. Product sales, net were $3.1 million for the three months ended June 30, 2005 and consisted of sales of Zegerid Powder for Oral Suspension 20 mg, which we commercially launched in the U.S. in October 2004, and sales of Zegerid Powder for Oral Suspension 40 mg, which we commercially launched in the U.S. in February 2005. There were no revenues from product sales for the three months ended June 30, 2004. In accordance with our revenue recognition policy, we recognize sales net of allowances for product returns, managed care rebates, reimbursements relating to Medicaid, patient coupons, chargebacks from distributors, wholesaler fees and prompt payment and other discounts. These sales allowances are generally reflected either as a direct reduction to accounts receivable through an allowance, or as an addition to accrued expenses if the payment is due to a party other than the wholesale or retail customer. Given our limited history, we have established sales allowances for potential product returns based on an analysis of product shipments to our wholesale distributors in excess of prescription demand for Zegerid Powder for Oral Suspension.
     Sublicense and Co-Promotion Revenue. Sublicense and co-promotion revenue was $715,000 for the three months ended June 30, 2005 and consisted of co-promotion revenue from the $15.0 million upfront fee received pursuant to our co-promotion agreement with Otsuka America entered into in October 2004, which is being amortized to revenue over the term of the agreement through December 31, 2009. There were no sublicense and co-promotion revenues for the three months ended June 30, 2004.
     Cost of Sales. Cost of sales was $506,000 for the three months ended June 30, 2005, or approximately 16% of net product sales. There were no cost of sales for the three months ended June 30, 2004. Cost of sales included third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with Zegerid Powder for Oral Suspension 20 mg and 40 mg.

     License Fees and Royalties. License fees and royalties were $432,000 for the three months ended June 30, 2005 and consisted of royalties due to the University of Missouri and Otsuka America based upon net product sales. License fees and royalties for the three months ended June 30, 2004 consisted of the $5.0 million milestone payment due to the University of Missouri based upon the FDA’s approval of Zegerid Powder for Oral Suspension 20 mg.
     Research and Development. Research and development expenses were $2.3 million for the three months ended June 30, 2005 and $4.7 million for the three months ended June 30, 2004. The $2.4 million decrease in our research and development expenses was primarily attributable to a decrease in costs associated with preparation for commercial manufacturing of Zegerid Powder for Oral Suspension and a decrease in manufacturing development activities associated with the formulation development and production of clinical trial materials for Zegerid Capsules and Zegerid Chewable Tablets. Additionally, the decrease in our research and development expenses was attributable to spending for the three months ended June 30, 2004 associated with our clinical trial evaluating Zegerid Powder for Oral Suspension as compared to Protonix (delayed-release pantoprazole capsules) for control of nocturnal gastric acidity. There were no costs associated with this clinical trial in the three months ended June 30, 2005.
     Selling, General and Administrative. Selling, general and administrative expenses were $20.0 million for the three months ended June 30, 2005 and $6.1 million for the three months ended June 30, 2004. The $13.9 million increase in our selling, general and administrative expenses was primarily attributable to the hiring of sales and marketing personnel, including our field sales organization, which consisted of approximately 230 sales representatives at June 30, 2005. Additionally, outside services and professional fees associated with our commercial activities increased for the three months ended June 30, 2005, including advertising and promotion, expenses associated with our speaker programs and the cost of product samples.
     Stock-Based Compensation. We recorded non-cash stock-based compensation charges of $641,000 for the three months ended June 30, 2005 and $1.3 million for the three months ended June 30, 2004. The compensation charges in the three months ended June 30, 2005 related to research and development personnel in the amount of $197,000 and selling, general and administrative personnel in the amount of $444,000. The compensation charges in the three months ended June 30, 2004 related to research and development personnel in the amount of $410,000 and selling, general and administrative personnel in the amount of $905,000.
     Interest and Other Income, Net. Interest and other income, net was $549,000 for the three months ended June 30, 2005 and $253,000 for the three months ended June 30, 2004. The $296,000 increase was primarily attributable to higher interest income resulting from a higher rate of return on our cash, cash equivalents and short-term investments.
Comparison of Six Months Ended June 30, 2005 and 2004
     Product Sales, Net. Product sales, net were $4.5 million for the six months ended June 30, 2005 and consisted of sales of Zegerid Powder for Oral Suspension 20 mg, which we commercially launched in the U.S. in October 2004, and sales of Zegerid Powder for Oral Suspension 40 mg, which we commercially launched in the U.S. in February 2005. There were no revenues from product sales for the six months ended June 30, 2004. In accordance with our revenue recognition policy, we recognize sales net of allowances for product returns, managed care rebates, reimbursements relating to Medicaid, patient coupons, chargebacks from distributors, wholesaler fees and prompt payment and other discounts. These sales allowances are generally reflected either as a direct reduction to accounts receivable through an allowance, or as an addition to accrued expenses if the payment is due to a party other than the wholesale or retail customer. Given our limited history, we have established sales allowances for potential product returns based on an analysis of product shipments to our wholesale distributors in excess of prescription demand for Zegerid Powder for Oral Suspension.
     Sublicense and Co-Promotion Revenue. Sublicense and co-promotion revenue was $11.4 million for the six months ended June 30, 2005 and consisted of $1.4 million in co-promotion revenue from the $15.0 million upfront fee received pursuant to our co-promotion agreement with Otsuka America entered into in October 2004, which is being amortized to revenue over the term of the agreement through December 31, 2009 and the $10.0 million milestone payment we received from TAP in February 2005 related to TAP’s development activities. We received the February 2005 milestone after we prevailed in an alternative dispute resolution proceeding in which we alleged that TAP had achieved a development milestone. There were no sublicense and co-promotion revenues for the six months ended June 30, 2004.

     Cost of Sales. Cost of sales was $764,000 for the six months ended June 30, 2005, or approximately 17% of net product sales. There were no cost of sales for the six months ended June 30, 2004. Cost of sales included third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with Zegerid Powder for Oral Suspension 20 mg and 40 mg. For the six months ended June 30, 2005, we recognized sales of Zegerid Powder for Oral Suspension 20 mg, of which the associated cost of sales of approximately $102,000 had been previously reserved.
     License Fees and Royalties. License fees and royalties were $2.1 million for the six months ended June 30, 2005 and consisted of $1.5 million paid to the University of Missouri, which represented 15% of the milestone fee received pursuant to our strategic sublicense agreement with TAP and royalties due to the University of Missouri and Otsuka America based upon net product sales. License fees and royalties for the six months ended June 30, 2004 consisted of the $5.0 million milestone payment due to the University of Missouri based upon the FDA’s approval of Zegerid Powder for Oral Suspension 20 mg.
     Research and Development. Research and development expenses were $5.2 million for the six months ended June 30, 2005 and $9.7 million for the six months ended June 30, 2004. The $4.5 million decrease in our research and development expenses was primarily attributable to spending for the six months ended June 30, 2004 associated with our clinical trial to evaluate the safety of Zegerid Powder for Oral Suspension 40 mg, our clinical trial evaluating Zegerid Powder for Oral Suspension as compared to Protonix (delayed-release pantoprazole capsules) for control of nocturnal gastric acidity and the user fee associated with the submission of our NDA for Zegerid Powder for Oral Suspension 40 mg in February 2004. There were no costs associated with these activities in the six months ended June 30, 2005. Additionally, a decrease in costs associated with preparation for commercial manufacturing of Zegerid Powder for Oral Suspension and the formulation development and production of clinical trial materials for Zegerid Capsules and Zegerid Chewable Tablets contributed to the decrease in our research and development expenses.
     Selling, General and Administrative. Selling, general and administrative expenses were $43.0 million for the six months ended June 30, 2005 and $9.6 million for the six months ended June 30, 2004. The $33.4 million increase in our selling, general and administrative expenses was primarily attributable to the hiring of sales and marketing personnel, including our field sales organization, which consisted of approximately 230 sales representatives at June 30, 2005. Additionally, outside services and professional fees associated with our commercial activities increased for the six months ended June 30, 2005, including advertising and promotion, holding a national sales meeting in connection with the launch of Zegerid Powder for Oral Suspension 40 mg, initiation of our speaker programs and the cost of product samples.
     Stock-Based Compensation. We recorded non-cash stock-based compensation charges of $1.2 million for the six months ended June 30, 2005 and $3.1 million for the six months ended June 30, 2004. As of June 30, 2005, we had $3.3 million of deferred compensation. We recorded this amount as a component of stockholders’ equity and will amortize the amount as a charge to operations over the vesting period of the options. The compensation charges in the six months ended June 30, 2005 related to research and development personnel in the amount of $397,000 and selling, general and administrative personnel in the amount of $850,000. The compensation charges in the six months ended June 30, 2004 related to research and development personnel in the amount of $824,000 and selling, general and administrative personnel in the amount of $2.3 million.
     Interest and Other Income, Net. Interest and other income, net was $3.3 million for the six months ended June 30, 2005 and $367,000 for the six months ended June 30, 2004. The $2.9 million increase was primarily attributable to interest income awarded to us in connection with the $10.0 million milestone we received from TAP after we prevailed in an alternative dispute resolution proceeding and higher interest income resulting from a higher rate of return on our cash, cash equivalents and short-term investments and higher average cash balances from our initial public offering of common stock in April 2004 and follow-on public offering of common stock in July 2004.
Liquidity and Capital Resources
     As of June 30, 2005, cash, cash equivalents and short-term investments were $73.9 million, compared to $114.0 million as of December 31, 2004, a decrease of $40.1 million. This decrease resulted primarily from our net loss for six months ended June 30, 2005.
     Net cash used in operating activities was $39.8 million for the six months ended June 30, 2005 and $18.1 million for the six months ended June 30, 2004. The primary use of cash was to fund our net losses for these periods, adjusted for non-cash expenses, including $317,000 for the six months ended June 30, 2005 and $176,000 for the six months ended June 30, 2004 in depreciation and amortization, $1.2 million for the six months ended June 30, 2005 and $3.1 million for the six months ended June 30, 2004 in stock-based compensation, and changes in operating assets and liabilities. Accounts payable and accrued liabilities decreased in the six months ended June 30, 2005 primarily due to the payment of corporate bonuses and research and development expenses that were accrued in 2004. Accounts payable and accrued liabilities increased in the six months ended June 30, 2004 primarily due to the $5.0 million milestone payment due to the University of Missouri based upon the FDA’s approval of Zegerid Powder for Oral Suspension 20 mg.
     Net cash provided by investing activities was $34.2 million for the six months ended June 30, 2005, and net cash used in investing activities was $16.0 million for the six months ended June 30, 2004. These activities consisted primarily of purchases of short-term investments and sales and maturities of short-term investments. In addition, long-term restricted cash increased in connection with our establishing a letter of credit under our vehicle lease agreements in the six months ended June 30, 2005. For the six months ended June 30, 2005, deposits on manufacturing equipment amounted to $142,000 as compared to $975,000 for the six months ended June 30, 2004.
     Net cash provided by financing activities was $769,000 for the six months ended June 30, 2005 and $56.1 million for the six months ended June 30, 2004. These activities consisted primarily of the issuance of common stock under our employee stock purchase plan in the six months ended June 30, 2005 and the issuance of common stock in our initial public offering in the six months ended June 30, 2004.
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
     In preparation for the launch of Zegerid Powder for Oral Suspension, we entered into a commercial supply agreement with Patheon, Inc. in December 2003 which, among other things, obligates us to fund up to approximately $1.9 million in manufacturing equipment for Patheon. Patheon is obligated to reimburse us for this amount in the event that we purchase a specified aggregate number of units. Through June 30, 2005, we have funded approximately $1.2 million of the manufacturing equipment, and we do not intend to expend any significant amounts in the future. We purchase commercial quantities of Zegerid Powder for Oral Suspension 20 mg and 40 mg from Patheon as well as commercial quantities of the active ingredient from our omeprazole supplier. At June 30, 2005, we had finished goods and raw materials inventory purchase commitments of approximately $1.4 million.
     The following summarizes our long-term contractual obligations as of June 30, 2005:

		Payments Due by Period
		Less than
		One Year	One to	Four to
		(Remainder	Three Years	Five Years
Contractual Obligations	Total	of 2005)	(2006-2008)	(2009-2010)	Thereafter
			(in thousands)
Operating leases	$6,267	$1,225	$5,033	$9	$—
Equipment financing	156	118	38	—	—
Sponsored research agreements	188	75	113	—	—
Other long-term contractual obligations	1,046	480	566	—	—

Total	$7,657	$1,898	$5,750	$9	$—

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
     We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next nine months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed before that time. Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities. In addition, we may receive revenue from potential milestone payments from our co-promotion agreement with Otsuka America and our sublicense agreement with TAP. We may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financing. We likely will pursue raising additional funds during 2005, as we continue to build our business and in anticipation of the potential launch of our capsule and chewable tablet products in 2006. In May 2005, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective in June 2005. The shelf registration statement may permit us, from time to time, to offer and sell up to $75 million of equity or debt securities.
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
     As of June 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Recent Accounting Pronouncements
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123(R). SFAS No. 123(R) supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than the beginning of the first fiscal year beginning after December 15, 2005. Early adoption will be permitted in periods in which financial statements have not been issued. We expect to adopt SFAS 123(R) on January 1, 2006.
     As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options when the exercise price is equal to or in excess of the fair value of the stock at the date of grant. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123 (R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in Note 3 to our financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Caution on Forward-Looking Statements
     Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to establish market acceptance and demand for Zegerid Powder for Oral Suspension and any of our other products that may be approved for marketing; whether AstraZeneca, plc, as the NDA holder for Prilosec ® , and related patent holders elect to file a patent infringement suit against us within 45 days following receipt of our patent notices for Zegerid Capsules or Chewable Tablets (for which we provided patent notices in late June 2005 and July 2005, respectively), which would trigger an automatic stay of FDA approval until the earlier of 30 months or a favorable settlement or court decision; whether the FDA ultimately approves our pending NDAs for Zegerid Capsules and Zegerid Chewable Tablets for one or more of the desired indications in a timely manner or at all; our ability to obtain additional financing as needed to support our operations; unexpected adverse side effects or inadequate therapeutic efficacy of our products that could delay or prevent product development or commercialization or that could result in product recalls or product liability claims; the scope and validity of patent protection for our products and our ability to commercialize our products without infringing the patent rights of others; competition from other pharmaceutical or biotechnology companies; other difficulties or delays relating to the development, testing, manufacturing and marketing of, and obtaining regulatory approval for, our products; and the discussions set forth below under the “Risk Factors” caption.
     Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
Risk Factors
     In evaluating our business, you should consider the following discussion of risk factors, in addition to other information contained in this report as well as our other public filings with the Securities and Exchange Commission. In the near-term, the success of our business will depend on many factors, including:
•	whether we are able to drive market demand for, and generate commercial sales of, Zegerid Powder for Oral Suspension;

•	whether AstraZeneca, plc and related patent holders elect to file a patent infringement suit against us within the 45-day period following receipt of our patent notices for Zegerid Capsules or Zegerid Chewable Tablets, which expires on or about August 15, 2005 in the case of Zegerid Capsules and on or about September 12, 2005 in the case of Zegerid Chewable Tablets, triggering an automatic stay of U.S. Food and Drug Administration, or FDA, approval until the earlier of 30 months or a favorable settlement or court decision;

•	whether the FDA approves our pending new drug applications, or NDAs, for Zegerid Capsules and Zegerid Chewable Tablets for one or more of the desired indications in a timely manner or at all; and

•	whether we will be able to obtain additional financing to fund our operations.
Each of these factors, as well as other factors that may impact our business, are described in more detail in the following discussion. Although the factors highlighted above are among the most significant, any of the following factors could materially adversely affect our business, financial condition, results of operations and prospects, and you should consider all of the factors described when evaluating our business.

Risks Related to Our Business and Industry
At this time, we are largely dependent on the success of our initial approved product, Zegerid Powder for Oral Suspension, and we cannot be certain that we will be able to successfully commercialize this product.
     We have invested a significant portion of our time and financial resources in the development and commercialization of Zegerid Powder for Oral Suspension. We anticipate that in the near term our ability to generate revenues will depend on the commercial success of Zegerid Powder for Oral Suspension, which in turn, will depend on several factors, including our ability to:
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
     We will continue to incur significant costs as we continue to support the commercial launch of Zegerid Powder for Oral Suspension. We have encountered low initial demand with modest growth and may be unable to achieve greater market acceptance. For the six months ended June 30, 2005, we had recognized only approximately $4.5 million in net sales of Zegerid Powder for Oral Suspension and as of June 30, 2005 had an accumulated deficit of approximately $171.4 million.
     We cannot be certain that our continued marketing of Zegerid Powder for Oral Suspension will result in increased demand for the product. If we fail to successfully commercialize this product or are significantly delayed in doing so, we may be unable to generate sufficient revenues to sustain and grow our business and attain profitability, and our business, financial condition and results of operations will be materially adversely affected.
Our other Zegerid products under development may not be approved by the FDA, and any failure or delay associated with our product development or the FDA’s approval of such products would increase our product development costs and time to market.
     We face substantial risks of failure inherent in developing pharmaceutical products. The pharmaceutical industry is subject to stringent regulation by many different agencies at the federal, state and international levels. Our products must satisfy rigorous standards of safety and efficacy before the FDA and any foreign regulatory authorities will approve them for commercial use.
     Only Zegerid Powder for Oral Suspension has been approved for commercial sale by the FDA. In April 2005, we submitted a new drug application, or NDA, to the FDA seeking approval for Zegerid Capsules, and in May 2005, we submitted an NDA to the FDA seeking approval for Zegerid Chewable Tablets. In connection with its review of our NDAs, the FDA may request additional information from us, including data from additional clinical trials. In addition, the FDA ultimately may not grant marketing approval for these products.
     To the extent we are not able to obtain regulatory approval for or demonstrate adequate stability for Zegerid Capsules and Zegerid Chewable Tablets, we may in the future need to develop alternative formulations of these products. Product development is generally a long, expensive and uncertain process. Successful development of product formulations depends on many factors, including:
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
     The commercial success of Zegerid Powder for Oral Suspension and any other subsequently-approved products will depend upon acceptance of our products by the medical community, particularly gastroenterologists and primary care physicians, as well as patients and third-party payors. Market acceptance will depend upon several factors, including:
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
     In connection with the launches of Zegerid Powder for Oral Suspension 20 mg and 40 mg, our approximately 18 account managers initiated contacts with private health insurers, managed care organizations, government entities and other third-party payors, seeking reimbursement coverage for our products similar to that for branded delayed-release proton pump inhibitor, or PPI, products. The process for obtaining coverage can be lengthy and time-consuming, in some cases taking several months before a particular payor initially reviews our product, and we may ultimately be unsuccessful in obtaining coverage. Our competitors generally have larger account management organizations, as well as existing business relationships with third-party payors relating to their PPI products, as well as other portfolio products. Moreover, the current availability of generic and OTC delayed-release omeprazole products may make obtaining reimbursement coverage for our immediate-release products more difficult because our products also utilize omeprazole as the active ingredient. If we fail to successfully secure reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be materially adversely affected.
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
     Our approved product and our products under development will compete with many prescription and OTC products, including:
     Prescription Products:
•	PPIs: AstraZeneca’s Prilosec and Nexium®, TAP’s Prevacid®, Wyeth’s and Altana’s Protonix, Johnson & Johnson’s and Eisai’s Aciphex®, and generic omeprazole, among others; and

•	H2-receptor antagonists: Merck’s Pepcid®, GlaxoSmithKline plc’s Zantac® and Tagamet® and Reliant Pharmaceuticals, Inc.’s Axid®, among others.
     OTC Products:
•	PPIs: Procter & Gamble’s Prilosec OTC®;

•	H2-receptor antagonists: Pfizer’s Zantac, GlaxoSmithKline’s Tagamet and Johnson & Johnson’s and Merck’s PepcidAC® and Pepcid Complete®, among others; and

•	Antacids: Johnson & Johnson’s and Merck’s Mylanta®, Novartis’ Maalox®, Pfizer’s Rolaids® and GlaxoSmithKline’s Gaviscon® and Tums®, among others.
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
     Although we have commenced commercial manufacturing of Zegerid Powder for Oral Suspension, the quantities that our supplier is able to manufacture in the future may fail to meet our quality specifications or may not be sufficient to meet potential commercial demand for the product. In addition, we will need to prepare in the future for potential commercial manufacturing of our capsule and chewable tablet products. Any problems or delays experienced in the commercial manufacturing of Zegerid Powder for Oral Suspension or in preparing for commercial manufacturing of our other products may impair our ability to manufacture commercial quantities of the products, which would limit our ability to sell the products and would adversely affect our business. While we believe we ultimately could redesign our manufacturing processes or identify alternative suppliers in response to problems we may encounter as we prepare for commercial manufacturing, it could take significant time to do so and may require regulatory approval, and our products may not be available from alternate manufacturers at favorable prices.
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
     We will have limited control over the manufacturing processes of our third-party manufacturers, including with respect to regulatory compliance and quality assurance matters. Any delay or interruption of supply related to a third-party manufacturers’ failure to comply with regulatory or other requirements would limit our ability to make sales of our products. Any manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims. With respect to our products still under development, if the FDA finds significant issues with any of our manufacturers during the FDA’s pre-approval inspection process, the approval of those products could be delayed while the manufacturer addresses the FDA’s concerns, or we may be required to identify and obtain the FDA’s approval of a new supplier. This could result in significant delays before manufacturing of our products can begin, which in turn would delay commercialization of our products. In addition, the importation of pharmaceutical products into the U.S. is subject to regulation by the FDA, and the FDA can refuse to allow an imported product into the U.S. if it is not satisfied that the product complies with applicable laws or regulations.
     We rely on a single third-party manufacturer located outside of the U.S., Patheon Inc., for the supply of Zegerid Powder for Oral Suspension, and we are obligated under our supply agreement to purchase a significant portion of our requirements of this product from Patheon. In addition, we have entered into a commercial supply agreement with OSG Norwich Pharmaceuticals, Inc., which provides for supply of our capsule product in the event that we are able to obtain regulatory approval, and we have not yet entered into commercial supply agreements for supply of our chewable tablet product. We also currently rely on a single third-party supplier located outside of the U.S., Union Quimico Farmaceutica, S.A., or Uquifa, for the supply of omeprazole, which is the active pharmaceutical ingredient in each of our current products. We are obligated under our supply agreement with Uquifa to purchase all of our requirements of omeprazole from this supplier. Any significant problem that our sole source suppliers experience could result in a delay or interruption in the supply to us until the supplier cures the problem or until we locate an alternative source of supply. In addition, because our sole source suppliers provide manufacturing services to a number of other pharmaceutical companies, our suppliers may experience capacity constraints or chose to prioritize one or more of their other customers over us.
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
     We have very limited experience selling Zegerid Powder for Oral Suspension. Therefore, it has been and will continue to be difficult to estimate demand for this product with any certainty. If we overestimate demand, we may be required to write off inventories. As of June 30, 2005, we reserved approximately $1.6 million related to excess inventories. If demand for our products increases beyond what we forecast, our third-party suppliers may not be able to increase production rapidly enough to meet the demand. Our failure to meet market demand could lead to missed opportunities to fulfill orders for our products, which would lead to lost opportunities to generate revenues and could adversely affect our relationships with physicians, patients and our wholesale customers.
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
     Our product development, clinical research and commercialization activities are currently dedicated to developing our Zegerid family of products. Because each of these products — powder for oral suspension, capsules and chewable tablets — is derived from the same technology licensed from the University of Missouri, each product is vulnerable to substantially the same risks stemming from potential patent invalidity, misappropriation of intellectual property by third parties, reliance upon a third-party for patent prosecution and maintenance and unexpected early termination of our license agreement. Similarly, because our current regulatory strategy for these products depends, in part, on the successful filing and acceptance of NDAs under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, any positions taken by the FDA concerning any Section 505(b)(2) NDAs we submit, or Section 505(b)(2) NDAs in general, could impact any subsequent NDAs we may submit. To date, we have received FDA approval of two Section 505(b)(2) NDAs, for the 20 mg and 40 mg doses of Zegerid Powder for Oral Suspension, and we have submitted a Section 505(b)(2) NDA to the FDA for Zegerid Capsules in April 2005 and a Section 505(b)(2) NDA for our chewable tablet product to the FDA in May 2005. Our ability to successfully commercialize our products could also be jeopardized by the emergence of a single competitive product that exhibits greater efficacy, more rapid onset of action or other benefits relative to our products. Furthermore, to the extent our single approved product, Zegerid Powder for Oral Suspension, fails to gain market acceptance, it may be more difficult for us to generate sufficient credibility with physicians and patients to commercialize other products in the Zegerid product family.
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

We rely on third parties to perform many necessary services for our commercial products, including services related to the distribution, storage and transportation of our products.
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
     Our current regulatory strategy relies upon Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, which permits the filing of an NDA where at least some of the information required for product approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Over the last few years, certain pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2) and one pharmaceutical company has sued the FDA on the matter. Although the issues in that litigation are specific to the products involved, if the FDA does not prevail, it may be required to change its interpretation of Section 505(b)(2). The FDA approved our first Section 505(b)(2) NDA for Zegerid Powder for Oral Suspension 20 mg in June 2004 and our second Section 505(b)(2) NDA for Zegerid Powder for Oral Suspension 40 mg in December 2004. However, a subsequent change in the FDA’s interpretation of Section 505(b)(2), whether as a result of the FDA’s pending litigation with the third party or otherwise, could prevent or delay approval of our other Section 505(b)(2) NDA submissions for Zegerid Capsules and Zegerid Chewable Tablets. If we are unable to rely on Section 505(b)(2) as part of the regulatory approval process for our products, we may be required to negotiate rights of reference to NDAs held by third parties or conduct preclinical or additional clinical studies before we can commercialize our products. Any obligation to conduct preclinical or additional clinical trials would result in increased costs and delay the commercialization of our products. If we were to pursue obtaining rights of reference, these NDA holders would have no obligation to grant any rights to us, and we may be unable to enter into agreements with them on a timely basis or on commercially acceptable terms.
If we are unable to attract and retain key personnel, our business will suffer.
     We are a small company and, as of July 31, 2005, had 373 employees. Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical, manufacturing, product development, business development and sales and marketing personnel. We may not be able to recruit and retain qualified personnel, particularly for senior clinical and sales and marketing positions, in the future due to intense competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results.
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
We have significantly increased the size of our organization over the last year, and we may encounter difficulties managing our growth, which could adversely affect our results of operations.
     We have significantly expanded the size of our organization over the last year as we established our commercial organization and launched our first product. We increased the number of our employees from 49 as of December 31, 2003 to 373 as of July 31, 2005. The number of our employees may continue to grow to the extent we meet our strategic objectives. Our growth to date in number of employees and scope of activities as well as any future growth and expansion are expected to place a significant demand on our financial, managerial and operational resources.
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
     The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve profitability. We have been engaged in developing drugs and have consistently generated operating losses since our inception in December 1996. Our commercial launch activities, and continued product development and clinical activities will require significant expenditures. For the six months ended June 30, 2005, we had recognized only approximately $4.5 million in net sales of our products, and, as of June 30, 2005, we had an accumulated deficit of approximately $171.4 million. We expect to continue to incur additional operating losses and capital expenditures and anticipate that our expenses will increase substantially for the year ended December 31, 2005 as compared to the year ended December 31, 2004 as we continue to support the marketing of Zegerid Powder for Oral Suspension, and continue our product development and clinical research programs.

We will need to raise additional funds to pursue our growth strategy or continue our operations and we may be unable to raise capital when needed.
     We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next nine months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed before that time. Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities. In addition, we may receive revenue from potential milestone payments from our co-promotion agreement with Otsuka America and our sublicense agreement with TAP. We may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financing. We likely will pursue raising additional funds during 2005, as we continue to build our business and in anticipation of the potential launch of our capsule and chewable tablet products in 2006.
     In May 2005, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective in June 2005. The shelf registration statement may permit us, from time to time, to offer and sell up to $75 million of equity or debt securities. However, there can be no assurance that we will be able to complete any such offerings of securities. Factors influencing the availability of additional financing include the progress of our commercial activities, investor perception of our prospects and the general condition of the financial markets, among others.
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

     It will be difficult for us to forecast demand for our products with any degree of certainty, particularly during the early stages of our sales efforts for our first product. In addition, we will be increasing our operating expenses for the year ended December 31, 2005 as compared to the year ended December 31, 2004 as we continue to support the marketing of Zegerid Powder for Oral Suspension. Accordingly, we may experience significant, unanticipated quarterly losses. Because of these factors, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline significantly.
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
     Stock-based compensation represents an expense associated with the recognition of the difference between the deemed fair value of common stock at the time of an option grant or stock issuance and the option exercise price or price paid for the stock. Stock-based compensation is amortized over the vesting period of the option or issuance. As of June 30, 2005, deferred stock-based compensation related to option grants and stock issuances to our employees totaled $3.3 million, which will be amortized to expense on an accelerated basis as the options or stock are earned, generally over a period of four years. Also, we have granted options to consultants which, for compensation purposes, must be remeasured at each reporting date during the vesting period. This remeasurement and the corresponding effect on the related expense may result in an increase in our net losses for a given period.
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
     We may not be successful in securing or maintaining proprietary or patent protection for our products, and protection that we have and do secure may be challenged and possibly lost. Our competitors may develop products similar to ours using methods and technologies that are beyond the scope of our intellectual property rights. Other drug companies may be able to develop generic versions of our products if we are unable to maintain our proprietary rights. For example, although we believe that we have valid patent protection in the U.S. for our products until at least 2016, it is possible that generic drug makers will attempt to introduce generic immediate-release omeprazole products similar to ours prior to the expiration of our patents. Any patents related specifically to our Zegerid products will be method and/or formulation patents and will not protect the use of the active pharmaceutical ingredient outside of the formulations covered by the patents and patent applications licensed to or owned by us. In addition, our competitors or other third parties, including generic drug companies, may challenge the scope, validity or enforceability of our patent claims. As a result, these patents may be narrowed in scope, invalidated or deemed unenforceable and may fail to provide us with any market exclusivity or competitive advantage even after our investment of significant amounts of money. We also may not be able to protect our intellectual property rights against third-party infringement, which may be difficult to detect. If we become involved in any dispute regarding our intellectual property rights, regardless of whether we prevail, we could be required to engage in costly, distracting and time-consuming litigation that could harm our business.
     To date, five U.S. patents have been issued relating to technology we license from the University of Missouri and several U.S. and international or foreign counterpart patent applications are pending or have issued. The initial U.S. patent from the University of Missouri does not have corresponding international or foreign counterpart applications and there can be no assurance that we will be able to obtain foreign patent rights to protect our products in all foreign countries of interest. We consult with the University of Missouri in its pursuit of the patent applications that we have licensed, but the University of Missouri remains primarily responsible for prosecution of the applications. We cannot control the amount or timing of resources that the University of Missouri devotes on our behalf. It may not assign as great a priority to prosecution of patent applications relating to technology we license as we would if we were undertaking such prosecution ourselves. As a result of this lack of control and general uncertainties in the patent prosecution process, we cannot be sure that any additional patents will ever be issued. Issued patents generally require the payment of maintenance or similar fees to continue their validity. We rely on the University of Missouri to do this, subject to our obligation to provide reimbursement, and the University’s failure to do so could result in the forfeiture of patents not maintained.
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
     Trademarks. Our trademarks will be important to our success and competitive position. We have received U.S. and European Union, or EU, trademark registration for our corporate name, Santarus®. We also have received U.S. trademark registration and have applied for EU trademark registration for our brand name, Zegerid®, and have applied for trademark registration for various other names and logos. The EU trademark application for our brand name, Zegerid, is currently in an opposition proceeding. Any objections we receive from the PTO, foreign trademark authorities or third parties relating to our pending applications could require us to incur significant expense in defending the objections or establishing alternative names. There is no guarantee we will be able to secure any of our pending trademark applications with the PTO or comparable foreign authorities.

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
AstraZeneca or other third parties may choose to file patent infringement claims against us, which litigation could significantly delay our ability to commercialize our products, would be costly, time consuming and distracting to management and would be materially adverse to our business.
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
     We submitted NDAs for Zegerid Powder for Oral Suspension 20 mg and 40 mg (later approved in June 2004 and December 2004), Zegerid Capsules 20 mg and 40 mg (currently under review by the FDA) and Zegerid Chewable Tablets 20 mg and 40 mg (currently under review by the FDA), under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act relying in part on clinical data relating to AstraZeneca’s Prilosec, a delayed-release omeprazole product. Following the FDA’s acceptance of each of these submissions, we were required to provide notice to AstraZeneca, as the NDA holder, and the owners of the listed patents, which include various AstraZeneca and Merck entities, of our certification that our products do not infringe the patents listed in the Orange Book for Prilosec or that those patents are invalid. Currently, there are six unexpired patents listed for Prilosec in the Orange Book. Two of the patents relate to enteric-coated formulations of omeprazole and expire in 2007. The remaining four patents relate generally to omeprazole and the process for making omeprazole and expire in 2018 and 2019, including certain marketing exclusivity.
     With regard to our pending Section 505(b)(2) NDAs for Zegerid Capsules and Zegerid Chewable Tablets, AstraZeneca has 45 days from the date of its receipt of notice of these certifications to file suit against us for infringement of those patents. In the case of Zegerid Capsules, the 45-day period will expire on or about August 15, 2005, and in the case of Zegerid Chewable Tablets, the 45-day period will expire on or about September 12, 2005. In a series of letters, AstraZeneca recently requested detailed information and samples from us concerning Zegerid Capsules, Zegerid Chewable Tablets and the related NDAs. In our responses, we have provided a portion of the information and samples requested by AstraZeneca that we believe is necessary for it to evaluate our certifications concerning Zegerid Capsules and Zegerid Chewable Tablets. AstraZeneca may request additional information and samples regarding Zegerid Capsules and Zegerid Chewable Tablets, and its evaluation of our certifications and products may continue through the 45-day periods described above or beyond. If AstraZeneca brings suit against us within either of the 45-day periods described above based on those patents, approval of the related products would be delayed until the earliest of a court decision in our favor, a settlement of the claim involving licenses to the patents at issue or 30 months from the date of receipt of the notice of the certifications, or longer, if there is a court decision that is adverse to us. Thus, AstraZeneca will have an opportunity to file suit against us and trigger the 30-month stay with respect to our pending NDAs for Zegerid Capsules and Zegerid Chewable Tablets, as well as any future Section 505(b)(2) NDA submissions we make, which litigation would significantly delay our ability to commercialize the related product, would be costly, time consuming and distracting to management and would be materially adverse to our business. Furthermore, if there is a court decision in such an infringement matter that is adverse to us and upheld on appeal, we likely would be subject to an injunction barring approval of our products and commercial sale thereof for the life of the asserted patents. In addition, although AstraZeneca did not file suit against us within the 45-day notice period regarding our NDAs for our Zegerid Powder for Oral Suspension 20 mg and 40 mg products, it may choose to do so in the future. Although there would not be a 30-month stay in the FDA approval process for these products, any such litigation would nevertheless be costly, time-consuming and distracting to management, and could result in damages and an injunction should we not prevail.
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
     Our approved product and our products under development are based on patented technology and technology for which patent applications are pending that we have exclusively licensed from the University of Missouri. A loss or adverse modification of our technology license from the University of Missouri would materially harm our ability to develop and commercialize our current products and other products based on that licensed technology that we may attempt to develop or commercialize in the future. The University of Missouri may claim that new patents or new patent applications that result from new research performed by the University of Missouri are not part of the licensed technology.
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
     Our common stock had not been publicly traded prior to our initial public offering, which was completed in April 2004, and an active trading market may not develop or be sustained. We have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of specialty pharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. Investors may not be able to sell their shares at or above the offering price. For example, during the year ended December 31, 2004 and the first six months of 2005, the trading prices for our common stock ranged from a high of $15.88 to a low of $2.80, and on July 29, 2005, the closing trading price for our common stock was $5.52.
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
     Although we believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next nine months, we likely will pursue raising additional funds during 2005, as we continue to build our business and in anticipation of the potential launch of our capsule and chewable tablet products in 2006. Accordingly, we may conduct substantial future offerings of equity or debt securities, which, in turn, could cause our stock price to decline. In May 2005, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective in June 2005. The shelf registration statement may permit us, from time to time, to offer and sell up to $75 million of equity or debt securities. Some of these securities may be shares of our common stock or securities convertible into shares of our common stock and all of these securities would be available for immediate resale in the market. We may issue and sell all of these securities at any time and from time to time until the date that is two years from the date of effectiveness of the registration statement. The exercise of outstanding options and warrants and future equity issuances, including future public offerings or future private placements of equity securities and any additional shares issued in connection with acquisitions, will also result in dilution to investors. The market price of our common stock could fall as a result of resales of any of these shares of common stock due to an increased number of shares available for sale in the market.
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
     Our executive officers and directors and their affiliates together control approximately 14.6% of our outstanding common stock, as of June 30, 2005. As a result, these stockholders may collectively be able to influence matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	Our 2005 Annual Meeting of Stockholders was held on June 9, 2005.

(b)	The following Class II directors were elected at the 2005 Annual Meeting:

Name	Position	Term Expires
Rodney A. Ferguson	Class II director	2008
Michael E. Herman	Class II director	2008
Kent Snyder	Class II director	2008
     The following Class I and Class III directors continue to serve their respective terms which will expire on the date of our Annual Meeting of Stockholders in the year as noted:

Name	Position	Term Expires
Gerald T. Proehl	Class III director	2006
David F. Hale	Class III director	2006
Ted W. Love	Class III director	2006
Daniel D. Burgess	Class I director	2007
Michael G. Carter	Class I director	2007
(c)	At our 2005 Annual Meeting, our stockholders voted on two matters with the following voting results:
•	the election of three Class II directors for a term of three years expiring in 2008:

Name	For	Withhold
Rodney A. Ferguson	31,094,052	387,833
Michael E. Herman	30,787,892	693,993
Kent Snyder	30,899,793	582,092
•	the ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2005:

For	Against	Abstain	Broker Non-Votes
31,424,250	11,082	46,553	—
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
Dated: August 15, 2005

/s/ Debra P. Crawford
Debra P. Crawford,
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)