Form 10-Q
period 2005-09-30
SANTARUS INC
filed 2005-11-08
CIK 1172480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of October 31, 2005 was 44,103,363.

SANTARUS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Santarus, Inc.
Condensed Balance Sheets
(unaudited)

	September 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$54,265,656	$34,402,352
Short-term investments	31,522,507	79,605,745
Accounts receivable, net	1,500,415	800,719
Inventories, net	3,620,329	1,961,789
Other current assets	1,859,260	2,481,414

Total current assets	92,768,167	119,252,019

Long-term restricted cash	1,950,000	950,000
Property and equipment, net	702,132	948,745
Other assets	1,040,519	1,065,006

Total assets	$96,460,818	$122,215,770

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$10,531,262	$14,805,809
Allowance for product returns	5,165,497	7,057,208
Current portion of deferred revenue	2,857,143	2,857,143
Current portion of long-term debt	53,687	185,980

Total current liabilities	18,607,589	24,906,140

Deferred revenue, less current portion	9,285,714	11,428,571
Long-term debt, less current portion	—	38,019
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized at September 30, 2005 and December 31, 2004; no shares issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized at September 30, 2005 and December 31, 2004; 44,098,391 and 36,328,461 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	4,410	3,633
Additional paid-in capital	258,697,435	228,881,141
Deferred compensation	(2,618,608)	(4,572,598)
Accumulated other comprehensive loss	(38,053)	(187,538)
Accumulated deficit	(187,477,669)	(138,281,598)

Total stockholders’ equity	68,567,515	85,843,040

Total liabilities and stockholders’ equity	$96,460,818	$122,215,770

See accompanying notes.

Santarus, Inc.
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Product sales, net	$4,164,351	$—	$8,698,482	$—
Sublicense and co-promotion revenue	714,286	—	12,142,857	—

Total revenues	4,878,637	—	20,841,339	—
Costs and expenses:
Cost of sales	612,374	—	1,376,130	—
License fees and royalties	583,010	—	2,717,787	5,000,000
Research and development	2,304,224	5,750,960	7,552,840	15,471,725
Selling, general and administrative	17,506,766	14,604,406	60,494,255	24,154,750
Stock-based compensation	593,729	1,284,855	1,840,881	4,424,909

Total costs and expenses	21,600,103	21,640,221	73,981,893	49,051,384

Loss from operations	(16,721,466)	(21,640,221)	(53,140,554)	(49,051,384)
Interest and other income, net	635,447	447,769	3,944,483	815,667

Net loss	(16,086,019)	(21,192,452)	(49,196,071)	(48,235,717)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	(1,124,510)

Net loss attributable to common stockholders	$(16,086,019)	$(21,192,452)	$(49,196,071)	$(49,360,227)

Basic and diluted net loss per share	$(0.40)	$(0.62)	$(1.31)	$(2.32)

Weighted average shares outstanding to calculate basic and diluted net loss per share	39,855,186	33,983,523	37,512,214	21,293,866

The composition of stock-based compensation is as follows:
Research and development	$195,289	$403,098	$592,297	$1,226,637
Selling, general and administrative	398,440	881,757	1,248,584	3,198,272

	$593,729	$1,284,855	$1,840,881	$4,424,909

See accompanying notes.

Santarus, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Operating activities
Net loss	$(49,196,071)	$(48,235,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	471,721	313,288
Stock-based compensation	1,840,881	4,424,909
Changes in operating assets and liabilities:
Accounts receivable, net	(699,696)	—
Inventories, net	(1,658,540)	(1,721,451)
Other current assets	622,154	(961,928)
Other assets	—	(5,955)
Accounts payable and accrued liabilities	(4,274,547)	6,810,248
Allowance for product returns	(1,891,711)	—
Deferred revenue	(2,142,857)	—

Net cash used in operating activities	(56,928,666)	(39,376,606)

Investing activities
Purchase of short-term investments	(27,822,277)	(73,590,737)
Sales and maturities of short-term investments	76,055,000	41,000,000
Long-term restricted cash	(1,000,000)	—
Purchases of property and equipment	(58,858)	(666,895)
Deposits on manufacturing equipment	(141,763)	(816,542)

Net cash provided by (used in) investing activities	47,032,102	(34,074,174)

Financing activities
Exercise of stock options	77,750	275,328
Issuance of common stock, net	29,852,430	116,949,229
Payments on equipment notes payable	(170,312)	(189,247)

Net cash provided by financing activities	29,759,868	117,035,310

Increase in cash and cash equivalents	19,863,304	43,584,530
Cash and cash equivalents at beginning of the period	34,402,352	13,063,211

Cash and cash equivalents at end of the period	$54,265,656	$56,647,741

Supplemental disclosure of cash flow information:
Interest paid	$18,571	$27,427

Supplemental schedule of noncash investing and financing activities:
Accretion to redemption value of redeemable convertible preferred stock	$—	$1,124,510

Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	$—	$58,749,789

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
     Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for any future periods. For further information, please see the financial statements and related disclosures included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.
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
     Had compensation cost for the Company’s outstanding employee stock options and Employee Stock Purchase Plan (“ESPP”) purchase rights been determined based on the fair value at the grant dates for those options and rights consistent with SFAS No. 123, the Company’s net loss and basic and diluted net loss per share would have been changed to the following pro forma amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders as reported	$(16,086,019)	$(21,192,452)	$(49,196,071)	$(49,360,227)
Add: Stock-based employee compensation expense included in net loss	593,729	1,269,241	1,840,881	3,931,820
Deduct: Stock-based employee compensation expense determined under fair value method	(2,621,890)	(2,126,355)	(8,748,583)	(6,581,874)

Pro forma net loss attributable to common stockholders	$(18,114,180)	$(22,049,566)	$(56,103,773)	$(52,010,281)

Basic and diluted net loss per share as reported	$(0.40)	$(0.62)	$(1.31)	$(2.32)
Basic and diluted pro forma net loss per share	$(0.45)	$(0.65)	$(1.50)	$(2.44)
     Pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock-based employee compensation under the fair value method prescribed in SFAS No. 123. The fair value of the options was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions for the three months ended September 30, 2005 and 2004 and the nine months ended September 30, 2005 and 2004: weighted average risk-free interest rates of 4.0%, 3.2%, 4.0% and 3.2%, respectively; a dividend yield of 0%; a volatility of 70%; and a weighted-average life of the option of 5.3, 6.3, 6.1 and 6.2 years, respectively. The weighted average grant date fair value per share for accounting purposes of options granted in the three months ended September 30, 2005 and 2004 and the nine months ended September 30, 2005 and 2004 was $3.96, $6.55, $4.35 and $6.80, respectively. Stock option grants are expensed over their respective vesting periods. The fair value of the ESPP purchase rights was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions for the three and nine months ended September 30, 2005: weighted average risk-free interest rate of 3.5% and 3.4%, respectively; a dividend yield of 0%; a volatility of 70%; and a weighted-average life of the rights of 1.3 and 1.2 years, respectively. As the Company’s first purchase date under the ESPP was November 30, 2004, no purchase rights were recognized for pro forma disclosure for the three and nine months ended September 30, 2004. The weighted average grant date fair value per share for accounting purposes of ESPP purchase rights granted in the three and nine months ended September 30, 2005 was $1.35 and $1.53, respectively. The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.
     The Company accounts for options issued to non-employees under SFAS No. 123 and Emerging Issues Task Force Issue 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services. As such, the value of options issued to non-employees is periodically remeasured and income or expense is recognized during their vesting terms. For the three and nine months ended September 30, 2004, stock-based compensation related to stock options issued to non-employees was approximately $16,000 and $493,000, respectively. Included in non-employee stock-based compensation for the nine months ended September 30, 2004 was approximately $361,000 in expense associated with the accelerated vesting of certain shares of common stock that the Company’s former chairman of the board of directors and his affiliates acquired in connection with earlier options grants. For the three and nine months ended September 30, 2005, there was no stock-based compensation related to the vesting of stock options issued to non-employees.
4. Sublicense Revenue
     In connection with the Company’s sublicense agreement with TAP Pharmaceutical Products Inc. (“TAP”), in February 2005, the Company received a $10.0 million milestone payment from TAP, which was recognized as revenue in the nine months ended September 30, 2005. The Company received this payment after it prevailed in an alternative dispute resolution proceeding with TAP. The Company initiated the alternative dispute resolution process in August 2003, asserting that TAP achieved a development milestone under the terms of the sublicense agreement. The assertion was contested by TAP, and in the proceeding, it was determined that the Company was entitled to the milestone payment plus interest and legal expenses. Under the terms of the Company’s technology license agreement with the University of Missouri, the Company paid 15% of the milestone payment received from TAP to the University of Missouri in March 2005.

5. Comprehensive Income (Loss)
     Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss), specifically unrealized gains and losses on securities available-for-sale. Comprehensive loss consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss	$(16,086,019)	$(21,192,452)	$(49,196,071)	$(48,235,717)
Unrealized gain (loss) on investments	48,912	(13,727)	149,485	(98,884)

Comprehensive loss	$(16,037,107)	$(21,206,179)	$(49,046,586)	$(48,334,601)

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
     For the nine months ended September 30, 2004, the shares used to compute basic and diluted pro forma net loss per share represent the weighted average common shares outstanding, reduced by the weighted average unvested common shares subject to repurchase, and includes the assumed conversion of all outstanding shares of the Company’s redeemable convertible preferred stock and convertible preferred stock (collectively, the “Preferred Stock”) into shares of common stock using the as-if converted method as of the beginning of the period presented. In connection with the completion of the Company’s initial public offering in April 2004, 19,740,759 shares of common stock were issued upon conversion of all outstanding shares of Preferred Stock.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Historical:
Numerator:
Net loss	$(16,086,019)	$(21,192,452)	$(49,196,071)	$(48,235,717)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	(1,124,510)

Net loss attributable to common stockholders	$(16,086,019)	$(21,192,452)	$(49,196,071)	$(49,360,227)

Denominator:
Weighted average common shares	39,947,777	34,175,859	37,614,230	21,527,023
Weighted average unvested common shares subject to repurchase	(92,591)	(192,336)	(102,016)	(233,157)

Denominator for basic and diluted net loss per share	39,855,186	33,983,523	37,512,214	21,293,866

Basic and diluted net loss per share	$(0.40)	$(0.62)	$(1.31)	$(2.32)
Pro forma:
Pro forma net loss	$(16,086,019)	$(21,192,452)	$(49,196,071)	$(48,235,717)

Basic and diluted pro forma net loss per share	$(0.40)	$(0.62)	$(1.31)	$(1.71)
Pro forma adjustments to reflect assumed weighted average effect of conversion of preferred stock	—	—	—	6,916,470

Weighted average shares outstanding to calculate basic and diluted pro forma net loss per share	39,855,186	33,983,523	37,512,214	28,210,336

7. Segment Reporting
     Management has determined that the Company operates in one business segment which is the acquisition, development and commercialization of pharmaceutical products.
8. Inventories, Net
     Inventories, net consist of the following:

	September 30,	December 31,
	2005	2004
Raw materials	$1,727,289	$2,563,767
Finished goods	3,324,146	1,126,602

	5,051,435	3,690,369
Allowance for excess and obsolete inventory	(1,431,106)	(1,728,580)

	$3,620,329	$1,961,789

     Inventories are stated at the lower of cost or market and consist of finished goods and raw materials used in the manufacture of the Company’s Zegerid Powder for Oral Suspension 20 mg and 40 mg products. The Company provides reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and on firm purchase commitments and inventory in the distribution channel, compared to forecasts of future sales. Based upon review of initial prescription trends for Zegerid Powder for Oral Suspension 20 mg subsequent to the commercial launch in October 2004, and in light of the Company’s commercial launch of Zegerid Powder for Oral Suspension 40 mg in February 2005, the Company reserved approximately $1.4 million and $1.7 million against on-hand inventories related to excess Zegerid Powder for Oral Suspension 20 mg inventories as of September 30, 2005 and December 31, 2004, respectively.

9. Stockholders’ Equity
     On May 12, 2005, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on June 16, 2005. On August 22, 2005, the Company completed an offering of 7,350,000 shares of common stock registered under the shelf registration statement at a price of $4.25 per share, raising net proceeds of approximately $29.0 million, net of placement agents’ fees and estimated offering costs.
10. Commitments and Contingencies
     In November 2004, the Company entered into a master lease agreement giving the Company the ability to lease vehicles under operating leases. In connection with the Company accepting delivery of vehicles and entering into lease obligations in January 2005, the Company established a letter of credit for $1.0 million naming the lessor as beneficiary. The letter of credit is fully secured by restricted cash and has automatic annual extensions. Each lease schedule has an initial term of 12 months from the date of delivery with successive 12-month renewal terms. The Company intends to lease each vehicle, on average, approximately 36 months. The Company guarantees a certain residual value at the lease termination date. As of September 30, 2005, the Company does not believe it will incur any significant losses associated with this guaranty. Under the assumption that the Company leases each vehicle for 36 months, as of September 30, 2005, estimated future payments total approximately $363,000, $1.4 million, $1.4 million, and $142,000 in 2005, 2006, 2007 and 2008, respectively.
     On August 22, 2005, an unidentified third party filed a Request for Ex Parte Reexamination of U.S. Patent No. 6,699,885 in the U.S. Patent and Trademark Office, or PTO. U.S. Patent No. 6,699,885 is one of five currently issued patents providing coverage for the Zegerid family of products, which are licensed to the Company under its license agreement with the University of Missouri. U.S. Patent No. 6,699,885 generally relates to methods for treating gastric acid related disorders by administering a composition consisting essentially of a PPI and a buffering agent, where a minimum serum concentration of the PPI is achieved within certain time periods. The Company subsequently received notice that the PTO had granted the Request for Reexamination. The reexamination process is provided for by law and requires the PTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third party or the PTO. Because the Company and the University of Missouri believe that the scope and validity of the patent claims in this patent are appropriate and that the PTO’s prior issuance of the patent was correct, the Company, in conjunction with the University of Missouri, will vigorously defend the patent position. It is not feasible to predict whether the Company and the University of Missouri ultimately will succeed in maintaining the scope and validity of the claims of this patent during reexamination. If the patent claims in this patent ultimately are narrowed substantially by the PTO, the extent of the patent coverage afforded to the Company’s Zegerid family of products could be impaired, which could potentially harm the Company’s business and operating results.
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
     SFAS No. 123(R) must be adopted no later than the beginning of the first fiscal year beginning after December 15, 2005. Early adoption will be permitted in periods in which financial statements have not been issued. The Company expects to adopt SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements for SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits companies to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.
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
     Zegerid Powder for Oral Suspension is currently being marketed through a field sales organization, which includes Santarus sales representatives and sales representatives from our co-promotion partner, Otsuka America Pharmaceutical, Inc., or Otsuka America, as well as district managers, regional sales directors and account managers. The combined commercial sales organizations are focused on PPI-prescribing physicians in the U.S., and are targeting, through sales calls and/or marketing programs, the highest PPI-prescribing gastroenterologists and primary care physicians. We estimate that these physicians were responsible for writing approximately $5.6 billion of PPI prescriptions in 2004.
     We were formed in December 1996 and commenced significant business activities in late 1998. From 1998 to 2000, we entered into various license agreements with universities and non-profit institutions for patented technology rights for the development of products utilizing azathioprine or cytoprotective compounds in the treatment of lower and upper GI diseases. We evaluated these compounds in preclinical and clinical trials, as appropriate, and in 2001 shifted our focus to the immediate-release PPI technology that represents our current efforts. We terminated our development programs regarding the azathioprine compound and, in 2002, we terminated the cytoprotective compound license agreements that we had entered into in prior years.
     In January 2001, we entered into an exclusive, worldwide license agreement with the University of Missouri, under which we licensed rights to all of its patents and patent applications relating to specific formulations of immediate-release PPIs with antacids for treating upper GI diseases and disorders. This licensed technology forms the basis of our Zegerid family of products. We paid the University of Missouri an upfront licensing fee of $1.0 million in 2001 and a one-time $1.0 million milestone fee upon the filing of our first NDA in 2003. In July 2004, we paid a one-time $5.0 million milestone fee based upon the FDA’s approval of Zegerid Powder for Oral Suspension 20 mg, and we are required to make additional milestone payments to the University of Missouri upon the achievement of certain regulatory events related to obtaining approvals outside the U.S., which may total up to $3.5 million in the aggregate. We are also required to make milestone payments, up to a maximum of $86.3 million, based on first-time achievement of significant sales thresholds, and to pay royalties on net sales of our products.
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
     We have incurred significant losses since our inception. We had an accumulated deficit of approximately $187.5 million as of September 30, 2005. These losses have resulted principally from costs incurred in connection with license fees, research and development activities, including costs of clinical trial activities associated with our current products, commercialization activities and general and administrative expenses.
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
     On May 12, 2005, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on June 16, 2005. On August 22, 2005, we completed an offering of 7,350,000 shares of common stock registered under the shelf registration statement at a price of $4.25 per share, raising net proceeds of approximately $29.0 million, net of placement agents’ fees and estimated offering costs.
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
     License Fees and Royalties. License fees and royalties consist of milestone and royalty obligations under our technology license and co-promotion agreements, and payments made to a licensor in connection with our receipt of sublicense fees.
     Research and Development. Research and development expenses consist primarily of costs associated with clinical trials of our products under development as well as clinical studies designed to further differentiate our products from those of our competitors or to obtain additional labeling indications, costs of developing and manufacturing our products under development, compensation and other expenses related to research and development personnel and facilities expenses.
     Our research and development activities are primarily focused on the development of our Zegerid family of products, which are immediate-release omeprazole products in powder for oral suspension, capsule and chewable tablet formulations. We completed a pivotal pharmacokinetic/pharmacodynamic, or PK/PD, clinical trial for Zegerid Powder for Oral Suspension 20 mg in 2002, submitted an NDA to the FDA in 2003 and received FDA approval in June 2004. We also completed a pivotal PK/PD clinical trial in 2002, as well as a pivotal Phase III clinical trial in critically ill patients in 2003, for Zegerid Powder for Oral Suspension 40 mg, submitted an NDA to the FDA in February 2004 and received FDA approval in December 2004. We conducted an open-label clinical trial to evaluate the safety of Zegerid Powder for Oral Suspension 40 mg as additional support for the FDA approval. During 2004, we also conducted a clinical trial evaluating Zegerid Powder for Oral Suspension as compared to Protonix® (delayed-release pantoprazole capsules) for control of nocturnal gastric acidity. In November 2004, we completed two pivotal PK/PD clinical trials evaluating Zegerid Capsules 20 mg and 40 mg, and in April 2005 we submitted an NDA to the FDA seeking approval to market this product. In February 2005, we completed two pivotal PK/PD clinical trials evaluating Zegerid Chewable Tablets 20 mg and 40 mg and in May 2005 we submitted our NDA to the FDA seeking approval to market this product. From the time that we entered into our license agreement with the University of Missouri in January 2001 through September 30, 2005, our costs associated with the research and development of the Zegerid products have represented over 95% of our research and development expenses for all program areas. In addition, during the three and nine months ended September 30, 2005, costs associated with the research and development of the Zegerid products represented over 98% of our research and development expenses for all program areas.
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
     Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and other expenses related to our commercial operations and corporate administrative employees, legal fees and other professional services expenses. As we only recently commercially launched Zegerid Powder for Oral Suspension 20 mg in October 2004 and Zegerid Powder for Oral Suspension 40 mg in February 2005, we expect our selling, general and administrative expenses to increase for the year ended December 31, 2005, as compared to the year ended December 31, 2004.

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
     We are obligated to accept from customers the return of products that are within six months of their expiration date or 12 months beyond their expiration date. We authorize returns for damaged products and exchanges for expired products in accordance with our return goods policy and procedures, and have established allowances for such amounts at the time of sale. We recently commercially launched Zegerid Powder for Oral Suspension 20 mg in October 2004 and Zegerid Powder for Oral Suspension 40 mg in February 2005, and through September 30, 2005, we have had product returns of approximately $578,000. Given our limited history, we have established our allowances for potential product returns based on an analysis of product shipments to our wholesale distributors in excess of prescription demand for Zegerid Powder for Oral Suspension. Although we believe that our estimates and assumptions are reasonable as of the date when made, actual results may differ significantly from these estimates. Our financial position, results of operations and cash flows may be materially and negatively impacted if actual returns exceed our estimated allowance for returns.
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
Results of Operations
Comparison of Three Months Ended September 30, 2005 and 2004
     Product Sales, Net. Product sales, net were $4.2 million for the three months ended September 30, 2005 and consisted of sales of Zegerid Powder for Oral Suspension 20 mg, which we commercially launched in the U.S. in October 2004, and sales of Zegerid Powder for Oral Suspension 40 mg, which we commercially launched in the U.S. in February 2005. There were no revenues from product sales for the three months ended September 30, 2004. In accordance with our revenue recognition policy, we recognize sales net of allowances for product returns, managed care rebates, reimbursements relating to Medicaid, patient coupons, chargebacks from distributors, wholesaler fees and prompt payment and other discounts.

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
     Sublicense and Co-Promotion Revenue. Sublicense and co-promotion revenue was $714,000 for the three months ended September 30, 2005 and consisted of co-promotion revenue from the $15.0 million upfront fee received pursuant to our co-promotion agreement with Otsuka America entered into in October 2004, which is being amortized to revenue over the term of the agreement through December 31, 2009. There were no sublicense and co-promotion revenues for the three months ended September 30, 2004.
     Cost of Sales. Cost of sales was $612,000 for the three months ended September 30, 2005, or approximately 15% of net product sales. There was no cost of sales for the three months ended September 30, 2004. Cost of sales included third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with Zegerid Powder for Oral Suspension.
     License Fees and Royalties. License fees and royalties were $583,000 for the three months ended September 30, 2005 and consisted of royalties due to the University of Missouri and Otsuka America based upon net product sales. There were no license fees and royalties for the three months ended September 30, 2004.
     Research and Development. Research and development expenses were $2.3 million for the three months ended September 30, 2005 and $5.8 million for the three months ended September 30, 2004. The $3.5 million decrease in our research and development expenses was primarily attributable to a decrease in costs associated with preparation for commercial manufacturing of Zegerid Powder for Oral Suspension and a decrease in manufacturing development activities associated with the formulation development and production of clinical trial materials for Zegerid Capsules and Zegerid Chewable Tablets. Additionally, the decrease in our research and development expenses was attributable to spending for the three months ended September 30, 2004 associated with our pivotal PK/PD clinical trials evaluating Zegerid Capsules and Zegerid Chewable Tablets. There were no costs associated with these clinical trials in the three months ended September 30, 2005.
     Selling, General and Administrative. Selling, general and administrative expenses were $17.5 million for the three months ended September 30, 2005 and $14.6 million for the three months ended September 30, 2004. The $2.9 million increase in our selling, general and administrative expenses was primarily attributable to the hiring of sales and marketing personnel during the three months ended September 30, 2004, including our field sales organization. The costs associated with these personnel were included for the full three months ended September 30, 2005. Additionally, outside services and professional fees supporting our commercial activities increased for the three months ended September 30, 2005, including advertising and promotion and expenses associated with our speaker programs. These increases in expenses were offset in part by the costs of our first national sales meeting which took place in the three months ended September 30, 2004.
     Stock-Based Compensation. We recorded non-cash stock-based compensation charges of $594,000 for the three months ended September 30, 2005 and $1.3 million for the three months ended September 30, 2004. The compensation charges in the three months ended September 30, 2005 related to research and development personnel in the amount of $195,000 and selling, general and administrative personnel in the amount of $399,000. The compensation charges in the three months ended September 30, 2004 related to research and development personnel in the amount of $403,000 and selling, general and administrative personnel in the amount of $882,000.
     Interest and Other Income, Net. Interest and other income, net was $636,000 for the three months ended September 30, 2005 and $448,000 for the three months ended September 30, 2004. The $188,000 increase was primarily attributable to higher interest income resulting from a higher rate of return on our cash, cash equivalents and short-term investments and higher average cash balances.
Comparison of Nine Months Ended September 30, 2005 and 2004
     Product Sales, Net. Product sales, net were $8.7 million for the nine months ended September 30, 2005 and consisted of sales of Zegerid Powder for Oral Suspension 20 mg, which we commercially launched in the U.S. in October 2004, and sales of Zegerid Powder for Oral Suspension 40 mg, which we commercially launched in the U.S. in February 2005. There were no revenues from product sales for the nine months ended September 30, 2004. In accordance with our revenue recognition policy, we recognize sales net of allowances for product returns, managed care rebates, reimbursements relating to Medicaid, patient coupons, chargebacks from distributors, wholesaler fees and prompt payment and other discounts. These sales allowances are generally reflected either as a direct reduction to accounts receivable through an allowance, or as an addition to accrued expenses if the payment is due to a party other than the wholesale or retail customer. Given our limited history, we have established sales allowances for potential product returns based on an analysis of product shipments to our wholesale distributors in excess of prescription demand for Zegerid Powder for Oral Suspension.
     Sublicense and Co-Promotion Revenue. Sublicense and co-promotion revenue was $12.1 million for the nine months ended September 30, 2005 and consisted of $2.1 million in co-promotion revenue from the $15.0 million upfront fee received pursuant to our co-promotion agreement with Otsuka America entered into in October 2004, which is being amortized to revenue over the term of the agreement through December 31, 2009 and the $10.0 million milestone payment we received from TAP in February 2005 related to TAP’s development activities. We received the February 2005 milestone after we prevailed in an alternative dispute resolution proceeding in which we alleged that TAP had achieved a development milestone. There were no sublicense and co-promotion revenues for the nine months ended September 30, 2004.
     Cost of Sales. Cost of sales was $1.4 million for the nine months ended September 30, 2005, or approximately 16% of net product sales. There was no cost of sales for the nine months ended September 30, 2004. Cost of sales included third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with Zegerid Powder for Oral Suspension.
     License Fees and Royalties. License fees and royalties were $2.7 million for the nine months ended September 30, 2005 and consisted of $1.5 million paid to the University of Missouri, which represented 15% of the milestone fee received pursuant to our strategic sublicense agreement with TAP and royalties due to the University of Missouri and Otsuka America based upon net product sales. License fees and royalties for the nine months ended September 30, 2004 consisted of the $5.0 million milestone payment due to the University of Missouri based upon the FDA’s approval of Zegerid Powder for Oral Suspension 20 mg.
     Research and Development. Research and development expenses were $7.6 million for the nine months ended September 30, 2005 and $15.5 million for the nine months ended September 30, 2004. The $7.9 million decrease in our research and development expenses was primarily attributable to spending for the nine months ended September 30, 2004 associated with our clinical trial to evaluate the safety of Zegerid Powder for Oral Suspension 40 mg, our clinical trial evaluating Zegerid Powder for Oral Suspension as compared to Protonix (delayed-release pantoprazole capsules) for control of nocturnal gastric acidity, our pivotal PK/PD clinical trials evaluating Zegerid Capsules and Zegerid Chewable Tablets and the user fee associated with the submission of our NDA for Zegerid Powder for Oral Suspension 40 mg in February 2004. There were no costs associated with these activities in the nine months ended September 30, 2005. Additionally, a decrease in costs associated with preparation for commercial manufacturing of Zegerid Powder for Oral Suspension and the formulation development and production of clinical trial materials for Zegerid Capsules and Zegerid Chewable Tablets contributed to the decrease in our research and development expenses.
     Selling, General and Administrative. Selling, general and administrative expenses were $60.5 million for the nine months ended September 30, 2005 and $24.2 million for the nine months ended September 30, 2004. The $36.3 million increase in our selling, general and administrative expenses was primarily attributable to the hiring of sales and marketing personnel, including our field sales organization. Additionally, outside services and professional fees associated with our commercial activities increased for the nine months ended September 30, 2005, including advertising and promotion, holding a national sales meeting in connection with the launch of Zegerid Powder for Oral Suspension 40 mg, initiation of our speaker programs and the cost of product samples.
     Stock-Based Compensation. We recorded non-cash stock-based compensation charges of $1.8 million for the nine months ended September 30, 2005 and $4.4 million for the nine months ended September 30, 2004. As of September 30, 2005, we had $2.6 million of deferred compensation. We recorded this amount as a component of stockholders’ equity and will amortize the amount as a charge to operations over the vesting period of the options. The compensation charges in the nine months ended September 30, 2005 related to research and development personnel in the amount of $592,000 and selling, general and administrative personnel in the amount of $1.2 million. The compensation charges in the nine months ended September 30, 2004 related to research and development personnel in the amount of $1.2 million and selling, general and administrative personnel in the amount of $3.2 million.
     Interest and Other Income, Net. Interest and other income, net was $3.9 million for the nine months ended September 30, 2005 and $815,000 for the nine months ended September 30, 2004. The $3.1 million increase was primarily attributable to interest income awarded to us in connection with the $10.0 million milestone we received from TAP after we prevailed in an alternative dispute resolution proceeding and higher interest income resulting from a higher rate of return on our cash, cash equivalents and short-term investments and higher average cash balances.
Liquidity and Capital Resources
     As of September 30, 2005, cash, cash equivalents and short-term investments were $85.8 million, compared to $114.0 million as of December 31, 2004, a decrease of $28.2 million. This decrease resulted primarily from our net loss for the nine months ended September 30, 2005 offset in part by the net proceeds of approximately $29.0 million we received in August 2005 upon completion of our registered direct offering of 7,350,000 shares of common stock.
     Net cash used in operating activities was $56.9 million for the nine months ended September 30, 2005 and $39.4 million for the nine months ended September 30, 2004. The primary use of cash was to fund our net losses for these periods, adjusted for non-cash expenses, including $472,000 for the nine months ended September 30, 2005 and $313,000 for the nine months ended September 30, 2004 in depreciation and amortization, $1.8 million for the nine months ended September 30, 2005 and $4.4 million for the nine months ended September 30, 2004 in stock-based compensation, and changes in operating assets and liabilities.
     Net cash provided by investing activities was $47.0 million for the nine months ended September 30, 2005, and net cash used in investing activities was $34.1 million for the nine months ended September 30, 2004. These activities consisted primarily of purchases of short-term investments and sales and maturities of short-term investments. In addition, long-term restricted cash increased in connection with our establishing a letter of credit under our vehicle lease agreements in the nine months ended September 30, 2005. For the nine months ended September 30, 2005, deposits on manufacturing equipment amounted to $142,000 as compared to $817,000 for the nine months ended September 30, 2004.
     Net cash provided by financing activities was $29.8 million for the nine months ended September 30, 2005 and $117.0 million for the nine months ended September 30, 2004. These activities consisted primarily of the issuance of common stock in our registered direct offering and under our employee stock purchase plan in the nine months ended September 30, 2005 and the issuance of common stock in our initial public offering and our follow-on public offering in the nine months ended September 30, 2004.
     We expect our cash requirements to increase significantly for the year ended December 31, 2005 as compared to the year ended December 31, 2004 to support the commercialization of Zegerid Powder for Oral Suspension, while we continue to sponsor clinical trials for, seek regulatory approvals of, and develop and manufacture our current products and new product opportunities. As we support our commercial organization, continue our research and development efforts and pursue additional product opportunities, we anticipate significant cash requirements for personnel costs, advertising and promotional activities, capital expenditures and investment in additional office space, internal systems and infrastructure.
     In preparation for the launch of Zegerid Powder for Oral Suspension, we entered into a commercial supply agreement with Patheon, Inc. in December 2003 which, among other things, obligates us to fund up to approximately $1.9 million in manufacturing equipment for Patheon. Patheon is obligated to reimburse us for this amount in the event that we purchase a specified aggregate number of units. Through September 30, 2005, we have funded approximately $1.2 million of the manufacturing equipment, and we do not intend to expend any significant amounts in the future. We purchase commercial quantities of Zegerid Powder for Oral Suspension from Patheon as well as commercial quantities of the active ingredient from our omeprazole supplier. At September 30, 2005, we had finished goods and raw materials inventory purchase commitments of approximately $740,000.

     The following summarizes our long-term contractual obligations as of September 30, 2005:

	Payments Due by Period
		Less than	One to	Four to
		One Year	Three Years	Five Years
		(Remainder
Contractual Obligations	Total	of 2005)	(2006-2008)	(2009-2010)	Thereafter
	(in thousands)
Operating leases	$5,711	$617	$5,085	$9	$—
Equipment financing	54	16	38	—	—
Sponsored research agreements	151	38	113	—	—
Other long-term contractual obligations	845	255	590	—	—

Total	$6,761	$926	$5,826	$9	$—

     In November 2004, we entered into a master lease agreement giving us the ability to lease vehicles under operating leases. In connection with accepting delivery of vehicles and entering into lease obligations in January 2005, we established a letter of credit for $1.0 million naming the lessor as beneficiary. The letter of credit is fully secured by restricted cash and has automatic annual extensions. Each lease schedule has an initial term of 12 months from the date of delivery with successive 12-month renewal terms. We intend to lease each vehicle, on average, approximately 36 months. We guarantee a certain residual value at the lease termination date. As of September 30, 2005, we do not believe we will incur any significant losses associated with this guaranty.
     The amount and timing of cash requirements will depend on market acceptance of Zegerid Powder for Oral Suspension and any other products that may receive regulatory approval, the resources we devote to researching, developing, formulating, manufacturing, commercializing and supporting our products, and our ability to enter into third-party collaborations.
     We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed before that time. Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities. In addition, we may receive revenue from potential milestone payments from our co-promotion agreement with Otsuka America and our sublicense agreement with TAP. We may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financing. We likely will pursue raising additional funds during 2006 to support the further commercialization of our Zegerid products. In May 2005, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective in June 2005. On August 22, 2005, we sold 7,350,000 shares of our common stock that were registered under the shelf registration statement. The shelf registration statement may permit us, from time to time, to offer and sell up to an additional approximately $43.8 million of equity or debt securities.
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
     As of September 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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
     SFAS No. 123(R) must be adopted no later than the beginning of the first fiscal year beginning after December 15, 2005. Early adoption will be permitted in periods in which financial statements have not been issued. We expect to adopt SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements for SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits companies to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.
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
     Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. This caution is made under the safe harbor provisions of Section 21E of the Private Securities Litigation Reform Act of 1995.

Risk Factors
     In evaluating our business, you should consider the following discussion of risk factors, in addition to other information contained in this report as well as our other public filings with the Securities and Exchange Commission. In the near-term, the success of our business will depend on many factors, including:
•	whether we are able to drive greater market demand for, and generate increased commercial sales of, Zegerid Powder for Oral Suspension;

•	whether the FDA approves our pending new drug applications, or NDAs, for Zegerid Capsules and Zegerid Chewable Tablets for one or more of the desired indications in a timely manner or at all; and

•	whether we will be able to obtain additional financing to fund our operations.
Each of these factors, as well as other factors that may impact our business, are described in more detail in the following discussion. Although the factors highlighted above are among the most significant, any of the following factors could materially adversely affect our business or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time, and you should consider all of the factors described when evaluating our business.
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
     We have invested a significant portion of our time and financial resources in the development and commercialization of Zegerid Powder for Oral Suspension. We anticipate that in the near term our ability to generate revenues will depend on the commercial success of Zegerid Powder for Oral Suspension, which in turn, will depend on several factors, including our ability to:
•	generate increased commercial sales of the product through our own sales force and our co-promotion arrangement with Otsuka America Pharmaceutical, Inc., or Otsuka America, or any other collaboration with pharmaceutical companies or contract sales organizations that we may later establish;

•	establish effective marketing programs and build brand identity;

•	obtain acceptance of the product by physicians, patients and third-party payors and obtain and maintain distribution at the retail level;

•	establish and maintain our agreements with wholesalers and distributors on commercially reasonable terms; and

•	demonstrate commercial manufacturing capabilities as necessary to meet commercial demand for the product, including samples, and maintain commercial manufacturing arrangements with third-party manufacturers.
     We will continue to incur significant costs as we continue to support the commercialization of Zegerid Powder for Oral Suspension. We have encountered low initial demand with modest growth and may be unable to achieve greater market acceptance. For the nine months ended September 30, 2005, we had recognized only approximately $8.7 million in net sales of Zegerid Powder for Oral Suspension and as of September 30, 2005 had an accumulated deficit of approximately $187.5 million.
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
     Our account managers contact private health insurers, managed care organizations, government entities and other third-party payors, seeking reimbursement coverage for our products similar to that for branded delayed-release proton pump inhibitor, or PPI, products. The process for obtaining coverage can be lengthy and time-consuming, in some cases taking several months before a particular payor initially reviews our product, and we may ultimately be unsuccessful in obtaining coverage. Our competitors generally have larger account management organizations, as well as existing business relationships with third-party payors relating to their PPI products, as well as other portfolio products. Moreover, the current availability of generic and OTC delayed-release omeprazole products may make obtaining reimbursement coverage for our immediate-release products more difficult because our products also utilize omeprazole as the active ingredient. If we fail to successfully secure reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be materially adversely affected.
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
     In addition, many of our competitors, either alone or together with their collaborative partners, may have significantly greater experience in:
•	developing drugs;

•	undertaking preclinical testing and human clinical trials;

•	formulating and manufacturing drugs;

•	obtaining FDA and other regulatory approvals of drugs; and

•	launching, marketing, distributing and selling drugs.
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
     Our approved product and our products under development will compete with many prescription and OTC products, including:
     Prescription Products:
•	PPIs: AstraZeneca’s Prilosec and Nexium®, TAP’s Prevacid®, Wyeth’s and Altana’s Protonix, Johnson & Johnson’s and Eisai’s Aciphex®, and generic omeprazole, among others; and

•	H2-receptor antagonists: Merck’s Pepcid®, GlaxoSmithKline plc’s Zantac® and Tagamet® and Braintree Laboratories, Inc.’s Axid®, among others.
     OTC Products:
•	PPIs: Procter & Gamble’s Prilosec OTC®;

•	H2-receptor antagonists: Pfizer’s Zantac, GlaxoSmithKline’s Tagamet and Johnson & Johnson’s and Merck’s PepcidAC® and Pepcid Complete®, among others; and

•	Antacids: Johnson & Johnson’s and Merck’s Mylanta®, Novartis’ Maalox®, Pfizer’s Rolaids® and GlaxoSmithKline’s Gaviscon® and Tums®, among others.
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
     We began the commercial sale of Zegerid Powder for Oral Suspension 20 mg in October 2004 and Zegerid Powder for Oral Suspension 40 mg in February 2005, and thus our company has very limited experience in selling and marketing our products. In preparation for the launch of Zegerid Powder for Oral Suspension 20 mg, we built our sales and marketing infrastructure and assembled a field sales organization, including more than 200 sales representatives who target high-prescribing gastroenterologists and primary care physicians treating GI diseases and disorders in the U.S. To the extent we are not successful in retaining qualified sales and marketing personnel, we will not be able to effectively market our currently approved product or any future products.
     In addition, we entered into a non-exclusive agreement with Otsuka America in October 2004 for Otsuka America to co-promote Zegerid Powder for Oral Suspension to U.S. physicians. Otsuka America’s sales representatives began actively promoting Zegerid Powder for Oral Suspension to physicians in November 2004. While our agreement with Otsuka America requires its sales representatives to promote Zegerid Powder for Oral Suspension in a minimum number of first position sales calls to target physicians, we cannot be sure that Otsuka America’s efforts will be successful or that our own sales force, together with any efforts made by Otsuka America to promote our product, will generate sufficient awareness or demand for our product. Even if we determine to pursue a relationship with another pharmaceutical company or contract sales organization to facilitate our sales efforts, we may not be able to enter into agreements with these entities on commercially reasonable terms, or at all. Any revenues we receive from sales of our products generated by Otsuka America or any other third parties will depend upon the efforts of those other parties, which in many instances will not be within our control. If we are unable to maintain our co-promotion agreement with Otsuka America or to effectively establish an alternative arrangement to market our products more broadly than we can through our internal sales force, our business could be adversely affected. In addition, in order to cover all of the PPI prescribing physicians at the same level of reach and frequency as our competitors with branded PPI products, we and Otsuka America would need to significantly expand our collective sales force beyond these levels or we would need to partner with another company with a substantial primary care sales organization.
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
     We have no manufacturing facilities, and we rely on third-party manufacturers to provide us with an adequate and reliable supply of our products on a timely basis. Our manufacturers must comply with U.S. regulations, including the FDA’s current good manufacturing practices, applicable to the manufacturing processes related to pharmaceutical products, and their facilities must be inspected and approved by the FDA and other regulatory agencies as part of their business. In addition, because many of our key manufacturers are located outside of the U.S., they must also comply with applicable foreign laws and regulations.
     We have limited control over our third-party manufacturers, including with respect to regulatory compliance and quality assurance matters. Any delay or interruption of supply related to a third-party manufacturers’ failure to comply with regulatory or other requirements would limit our ability to make sales of our products. Any manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims. With respect to our products still under development, if the FDA finds significant issues with any of our manufacturers during the FDA’s pre-approval inspection process, the approval of those products could be delayed while the manufacturer addresses the FDA’s concerns, or we may be required to identify and obtain the FDA’s approval of a new supplier. This could result in significant delays before manufacturing of our products can begin, which in turn would delay commercialization of our products. In addition, the importation of pharmaceutical products into the U.S. is subject to regulation by the FDA, and the FDA can refuse to allow an imported product into the U.S. if it is not satisfied that the product complies with applicable laws or regulations.
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
     In June 2002, we entered into a sublicense agreement with TAP, granting TAP the right to develop one or more products based on its lansoprazole PPI product and derivatives of lansoprazole. The amount of revenues from this agreement in the future is uncertain and primarily tied to TAP’s success in developing a commercial product, over which we have no control. Under the terms of the agreement, TAP has the right to discontinue its development efforts and terminate the agreement without cause by giving us 60 days prior written notice. We cannot be certain whether TAP will ultimately develop a product utilizing our technology.
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
     To the extent that TAP successfully develops products based on our licensed technology, those products will compete directly with our development, marketing and sales efforts. Because TAP’s lansoprazole PPI product is a well-established product and TAP has greater financial and other resources than we do, TAP may be able to commercialize a product more successfully and market a product more extensively than we can. As a result, we may not be able to compete successfully with TAP and our ability to gain market share and revenue for our products could be adversely affected.
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
     We are a small company and, as of October 31, 2005, had less than 400 employees. Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical, manufacturing, product development, business development and sales and marketing personnel. We may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, if we are unable to generate increased market demand for our Zegerid products, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results.
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
     The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve profitability. We have been engaged in developing and commercializing drugs and have consistently generated operating losses since our inception in December 1996. Our commercial activities, and continued product development and clinical activities will require significant expenditures. For the nine months ended September 30, 2005, we had recognized only approximately $8.7 million in net sales of our products, and, as of September 30, 2005, we had an accumulated deficit of approximately $187.5 million. We expect to continue to incur additional operating losses and capital expenditures and anticipate that our expenses will increase substantially for the year ended December 31, 2005 as compared to the year ended December 31, 2004 as we continue to support the marketing of Zegerid Powder for Oral Suspension, and continue our product development and clinical research programs.
We will need to raise additional funds to continue our operations and we may be unable to raise capital when needed.
     We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed before that time. Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities. In addition, we may receive revenue from potential milestone payments from our co-promotion agreement with Otsuka America and our sublicense agreement with TAP. We may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financing. We likely will pursue raising additional funds during 2006 to support the further commercialization of our Zegerid products.
     In May 2005, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective in June 2005. On August 22, 2005, we sold 7,350,000 shares of our common stock that were registered under the shelf registration statement. The shelf registration statement may permit us, from time to time, to offer and sell up to an additional approximately $43.8 million of equity or debt securities. However, there can be no assurance that we will be able to complete any such offerings of securities. Factors influencing the availability of additional financing include the progress of our commercial activities, investor perception of our prospects and the general condition of the financial markets, among others.
     We cannot be certain that our existing cash and marketable securities resources will be adequate, and failure to obtain adequate financing may adversely affect our ability to continue to operate as a going concern. We also cannot be certain that additional funding will be available to us on acceptable terms, or at all. For example, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. To the extent that we raise additional capital by issuing equity securities, our stockholders’ ownership will be diluted. Any debt financing we enter into may involve covenants that restrict our operations. If adequate funds are not available on terms acceptable to us at that time, our ability to achieve profitability or to respond to competitive pressures would be significantly limited, and we may be required to delay, scale back or eliminate some or all of our product and clinical development programs, delay the launch of our future products or restructure our business.
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
     Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the commercial success of, and demand for, Zegerid Powder for Oral Suspension as well as any other products we may develop are uncertain and therefore our sales prospects are uncertain. The level of our revenues, if any, and results of operations at any given time will be based primarily on the following factors:
•	commercial success of Zegerid Powder for Oral Suspension and any other products that may be approved;

•	our ability to maintain a productive sales force;

•	demand and pricing of products we may offer;

•	physician and patient acceptance of our products;

•	levels of third-party reimbursement for our products;

•	changes in our ability to obtain FDA approval for other products;

•	interruption in the manufacturing or distribution of our products;

•	results of our clinical trials;

•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors; and

•	the effect of competing technological and market developments.
     It will be difficult for us to forecast demand for our products with any degree of certainty, particularly during the early stages of our sales efforts for our products. In addition, we will be increasing our operating expenses for the year ended December 31, 2005 as compared to the year ended December 31, 2004 as we continue to support the marketing of Zegerid Powder for Oral Suspension. Accordingly, we may experience significant, unanticipated quarterly losses. Because of these factors, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline significantly.
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
     Stock-based compensation represents an expense associated with the recognition of the difference between the deemed fair value of common stock at the time of an option grant or stock issuance and the option exercise price or price paid for the stock. Stock-based compensation is amortized over the vesting period of the option or issuance. As of September 30,

2005, deferred stock-based compensation related to option grants and stock issuances to our employees totaled $2.6 million, which will be amortized to expense on an accelerated basis as the options or stock are earned, generally over a period of four years. Also, we have granted options to consultants which, for compensation purposes, must be remeasured at each reporting date during the vesting period. This remeasurement and the corresponding effect on the related expense may result in an increase in our net losses for a given period.
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
     On August 22, 2005, an unidentified third party filed a Request for Ex Parte Reexamination of U.S. Patent No. 6,699,885 in the PTO. U.S. Patent No. 6,699,885 is one of five currently issued patents providing coverage for the Zegerid family of products, which are licensed to us under our license agreement with the University of Missouri. U.S. Patent No. 6,699,885 generally relates to methods for treating gastric acid related disorders by administering a composition consisting essentially of a PPI and a buffering agent, where a minimum serum concentration of the PPI is achieved within certain time periods. We subsequently received notice that the PTO had granted the Request for Reexamination. The reexamination process is provided for by law and requires the PTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third party or the PTO. Because we and the University of Missouri believe that the scope and validity of the patent claims in this patent are appropriate and that the PTO’s prior issuance of the patent was correct, we, in conjunction with the University of Missouri, will vigorously defend the patent position. It is not feasible to predict whether we and the University of Missouri ultimately will succeed in maintaining the scope and validity of the claims of this patent during reexamination. If the patent claims in this patent ultimately are narrowed substantially by the PTO, the extent of the patent coverage afforded to our Zegerid family of products could be impaired, which could potentially harm our business and operating results.
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

Third parties may choose to file patent infringement claims against us, which litigation would be costly, time consuming and distracting to management and could be materially adverse to our business.
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
     AstraZeneca, as the NDA holder, and the owners of the listed patents, had 45 days from the date of their receipt of notice of these certifications to file suit against us for infringement of those patents. In the event a suit had been filed within this time period, approval of the related products would have been delayed until the earliest of a court decision in our favor, a settlement of the claim involving licenses to the patents at issue or 30 months from the date of receipt of the notice of the certifications, or longer, if there was a court decision that was adverse to us. AstraZeneca did not file suit against us within the 45-day notice period regarding our Section 505(b)(2) NDAs for Zegerid Powder for Oral Suspension, Zegerid Capsules or Zegerid Chewable Tablets, however, it may choose to do so in the future. Although there would not be a 30-month stay in the FDA approval process for these products, any such litigation would nevertheless be costly, time-consuming and distracting to management, and could result in damages and an injunction should we not prevail.
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
     Our common stock had not been publicly traded prior to our initial public offering, which was completed in April 2004, and an active trading market may not develop or be sustained. We have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of specialty pharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. Investors may not be able to sell their shares at or above the offering price. For example, during the year ended December 31, 2004 and the first nine months of 2005, the trading prices for our common stock ranged from a high of $15.88 to a low of $2.80, and on October 31, 2005, the closing trading price for our common stock was $6.15.
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
     Although we believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months, we likely will pursue raising additional funds during 2006 to support the further commercialization of our Zegerid products. Accordingly, we may conduct substantial future offerings of equity or debt securities, which, in turn, could cause our stock price to decline. In May 2005, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective in June 2005. On August 22, 2005, we sold 7,350,000 shares of our common stock that were registered under the shelf registration statement. The shelf registration statement may permit us, from time to time, to offer and sell up to an additional approximately $43.8 million of equity or debt securities. Some of these securities may be shares of our common stock or securities convertible into shares of our common stock and all of these securities would be available for immediate resale in the market. We may issue and sell all of these securities at any time and from time to time until the date that is two years from the date of effectiveness of the registration statement. The exercise of outstanding options and warrants and future equity issuances, including future public offerings or future private placements of equity securities and any additional shares issued in connection with acquisitions, will also result in dilution to investors. The market price of our common stock could fall as a result of resales of any of these shares of common stock due to an increased number of shares available for sale in the market.
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
     Our executive officers and directors and their affiliates together control approximately 12.3% of our outstanding common stock, as of September 30, 2005. As a result, these stockholders may collectively be able to influence matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On August 22, 2005, an unidentified third party filed a Request for Ex Parte Reexamination of U.S. Patent No. 6,699,885 in the U.S. Patent and Trademark Office, or PTO. U.S. Patent No. 6,699,885 is one of five currently issued patents providing coverage for the Zegerid family of products, which are licensed to us under our license agreement with the University of Missouri. U.S. Patent No. 6,699,885 generally relates to methods for treating gastric acid related disorders by administering a composition consisting essentially of a PPI and a buffering agent, where a minimum serum concentration of the PPI is achieved within certain time periods. We subsequently received notice that the PTO had granted the Request for Reexamination. The reexamination process is provided for by law and requires the PTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third party or the PTO. Because we and the University of Missouri believe that the scope and validity of the patent claims in this patent are appropriate and that the PTO’s prior issuance of the patent was correct, we, in conjunction with the University of Missouri, will vigorously defend the patent position. It is not feasible to predict whether we and the University of Missouri ultimately will succeed in maintaining the scope and validity of the claims of this patent during reexamination. If the patent claims in this patent ultimately are narrowed substantially by the PTO, the extent of the patent coverage afforded to our Zegerid family of products could be impaired, which could potentially harm our business and operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Form of Common Stock Certificate

4.2(3)	Amended and Restated Investors’ Rights Agreement, dated April 30, 2003, among us and the parties named therein

4.3(3)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated May 19, 2003, among us and the parties named therein

4.4(3)*	Stock Restriction and Registration Rights Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

4.5(3)	Form of Series C Preferred Stock Purchase Warrant

4.6(3)	Form of Common Stock Purchase Warrant

Exhibit
Number	Description
4.7(3)	Warrant to Purchase Shares of Common Stock, dated April 30, 2003, issued to Rockport Venture Securities, LLC

4.8(2)	Rights Agreement, dated as of November 12, 2004, between us and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Santarus, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q of Santarus, Inc. for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 13, 2004.

(2)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on November 17, 2004.

(3)	Incorporated by reference to the Registration Statement on Form S-1 of Santarus, Inc. (Registration No. 333-111515), filed with the Securities and Exchange Commission on December 23, 2003, as amended.

*	Santarus, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which portions have been omitted and filed separately with the Securities and Exchange Commission.

†	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Santarus, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 8, 2005

/s/ Debra P. Crawford

Debra P. Crawford, Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)