Form 10-K
period 2005-12-31
SANTARUS INC
filed 2006-03-07
CIK 1172480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number: 000-50651
SANTARUS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0734433
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10590 West Ocean Air Drive, Suite 200	92130
San Diego, California	(Zip Code)
(Address of Principal Executive Offices)
(858) 314-5700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.0001 per share
(Title of Class)
Series A Junior Participating Preferred Stock Purchase Rights
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.
Yes ☐    No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐    No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $108.2 million, based on the closing price of the registrant’s common stock on the Nasdaq National Market on June 30, 2005 of $4.10 per share.*
     The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 15, 2006 was 44,512,269.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year end December 31, 2005 are incorporated by reference into Part III of this report.
     *Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeded 10% of the registrant’s common stock outstanding at June 30, 2005. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

SANTARUS, INC.
FORM 10-K — ANNUAL REPORT
For the Year Ended December 31, 2005

i

PART I
Forward-Looking Statements
     Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance that are not historical facts are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, statements about our ability to create market demand for and generate revenues from our products; the progress and timing of our clinical trials; unexpected adverse side effects or inadequate therapeutic efficacy of our products that could delay or prevent product development or commercialization, or that could result in product recalls or product liability claims; the scope and validity of patent protection for our products and our ability to commercialize our products without infringing the patent rights of others; competition from other pharmaceutical or biotechnology companies; other difficulties or delays in development, testing, obtaining regulatory approvals, manufacturing and marketing our products; our ability to obtain additional financing to support our operations; and other risks detailed below under the caption “Business — Risk Factors.”
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
     We have received U.S. and European Union, or EU, trademark registration for our corporate name, Santarus®. We also have received U.S. trademark registration and have applied for trademark registration in the EU, Canada and Japan for our brand name, Zegerid®, and we have applied for trademark registration for various other names. All other trademarks, service marks or trade names appearing in this report are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners.

Item 1. Business
Overview
     We are a specialty pharmaceutical company focused on acquiring, developing and commercializing proprietary products that treat gastrointestinal diseases and disorders and enhance the quality of life for patients. The primary focus of our current efforts is the development and commercialization of next generation proton pump inhibitor, or PPI, products — the most frequently prescribed drugs for the treatment of many upper gastrointestinal, or GI, diseases and disorders.
     Our Zegerid® products are proprietary immediate-release formulations of the PPI omeprazole in capsule, powder for oral suspension and chewable tablet dosage forms and are intended to treat or reduce the risk of a variety of upper GI diseases and disorders.

Immediate-Release	Omeprazole
PPI Products	Dose	Indications	Status

FDA Approved

Zegerid (omeprazole/sodium bicarbonate) Capsules	20 mg/40 mg	Heartburn/GERD, Erosive Esophagitis, Duodenal Ulcers, Gastric Ulcers	NDA approved in February 2006; anticipated launch in March or April 2006

Zegerid (omeprazole/sodium bicarbonate) Powder for Oral Suspension	20 mg/40 mg	Heartburn/GERD, Erosive Esophagitis, Duodenal Ulcers, Gastric Ulcers, Reduction of Risk of Upper GI Bleeding in Critically Ill Patients	NDAs approved in 2004; currently being marketed

Under Regulatory Review

Zegerid (omeprazole/sodium bicarbonate/magnesium hydroxide) Chewable Tablets	20 mg/40 mg	Heartburn/GERD, Erosive Esophagitis, Duodenal Ulcers, Gastric Ulcers	NDA submitted in May 2005, with March 2006 PDUFA date

     Our Zegerid products are the first immediate-release oral PPIs to be developed for the U.S. market. The formulations are based on patented technology and utilize antacids to protect the omeprazole from acid degradation in the stomach, allowing the omeprazole to be quickly absorbed into the bloodstream. Although other marketed oral PPIs enjoy widespread use due to their potent acid suppression, favorable safety profile and once-a-day dosing, they are available only in delayed-release, enteric-coated formulations. While the enteric coating protects the PPI from acid degradation, it also delays absorption until the PPI reaches the less acidic small intestine. Our immediate-release Zegerid products do not have enteric coatings and are designed to be absorbed rapidly, while providing a duration of effect similar to delayed-release PPIs.
     We received approval from the U.S. Food and Drug Administration, or FDA, to market Zegerid Capsules in February 2006 for the treatment of heartburn and other symptoms associated with gastroesophageal reflux disease, or GERD, treatment and maintenance of healing of erosive esophagitis and treatment of duodenal and gastric ulcers. We received approval from the FDA to market Zegerid Powder for Oral Suspension for these same indications in 2004. In addition, Zegerid Powder for Oral Suspension is approved for the reduction of risk of upper GI bleeding in critically ill patients, and is currently the only PPI product approved for this indication.
     We plan to commercially launch Zegerid Capsules in March or April 2006 through our greater than 250-member commercial organization, which includes approximately 200 field sales representatives, who are currently promoting Zegerid Powder for Oral Suspension. Our sales representatives have an average of five years of pharmaceutical sales experience, with many also having prior PPI selling experience. To support our sales and marketing efforts, we entered into a co-promotion agreement with Otsuka America Pharmaceutical, Inc., or Otsuka America, under which Otsuka America’s approximately 170 field sales representatives are co-promoting Zegerid Powder for Oral Suspension and will also co-promote Zegerid Capsules to our targeted physicians.
     The combined commercial sales organizations are targeting the highest PPI-prescribing physicians in the U.S., with a focus on approximately 26,000 gastroenterologists and primary care physicians, who we estimate were responsible for writing approximately $4.4 billion of PPI prescriptions in 2005. We believe this concentration of high-volume PPI prescribers will enable us to effectively promote our products with a relatively small and focused sales and marketing organization.
     We have also developed Zegerid Chewable Tablets, an immediate-release omeprazole product in a chewable tablet formulation. We submitted a new drug application, or NDA, for this product to the FDA in May 2005, seeking approval for the treatment of GERD, erosive esophagitis and gastric and duodenal ulcers. Under the Prescription Drug User Fee Act, or PDUFA, guidelines, we expect that the FDA will complete its review or otherwise respond to our NDA for this product by March 26, 2006. Given the general preference for capsules in the U.S. PPI prescription market, we are currently evaluating the positioning and launch timing of the chewable tablet product, subject to receipt of regulatory approval, relative to the capsule product launch with the goal of maximizing our resources while best positioning Zegerid Capsules for commercial success.
     Our business strategy is to develop and market proprietary pharmaceutical products for the treatment of GI diseases and disorders with new formulations, enhanced drug delivery systems or expanded indications that are based on currently marketed or late stage products or compounds that have clinically demonstrated safety and efficacy. We believe this business strategy will potentially reduce development and regulatory risks and enhance market acceptance of our products. In order to continue to execute our business strategy, we plan to:
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
     Heartburn and Gastroesophageal Reflux Disease (GERD). Heartburn is pain or a burning sensation in the throat or chest area resulting from the reflux of acid from the stomach into the swallowing tube, or esophagus. An individual consistently experiencing heartburn at least twice per week is generally diagnosed as having GERD. According to the American Gastroenterological Association, an estimated 25 million American adults suffer from GERD. A significant number of children also suffer from GERD, and studies have indicated that as many as 2% to 8% of infants and older children experience symptoms related to GERD. In addition, GERD symptoms frequently occur during the nighttime hours, and it is estimated that as many as 79% of frequent heartburn sufferers experience symptoms at night.
     Physicians have many choices in treating GERD. A physician will usually first attempt to have patients alter their diet in order to reduce the frequency of heartburn symptoms. However, most patients with GERD will eventually require treatment with drugs, and some may require surgery. Antacids were introduced in the early 1900s and are still a frequent over-the-counter treatment option. Although antacids work quickly, they neutralize acid in the esophagus and stomach only for approximately 30 minutes to one hour after dosing and so generally provide only short-term relief.

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
     PPIs were introduced in the late 1980s and are currently the most common prescription treatment option for upper GI diseases including GERD. PPIs are compounds which reduce the production of stomach acid. Once a PPI is absorbed into the bloodstream, it irreversibly binds to the active acid-producing proton pumps in parietal cells located in the stomach walls and inhibits acid production. Once a PPI irreversibly binds to a proton pump, that pump will no longer produce acid. As a result, PPIs are more effective in reducing acid production as compared with H2-receptor antagonists and generally need only to be taken once a day. Because new proton pumps and parietal cells are generated continuously, however, dosing with PPIs generally needs to be repeated once daily if continuous acid suppression is desired.
     Since PPIs rapidly degrade in the presence of stomach acid, current oral PPI products, other than Zegerid, have an enteric coating to protect the drug from acid degradation. The enteric coating is designed to remain intact in the highly acidic stomach. Once the stomach empties its contents into the less acidic small intestine, the enteric coating begins to dissolve, allowing the PPI to be absorbed into the bloodstream. This results in a delay in the absorption of the PPI, until the enteric coated PPI reaches the less acidic small intestine and is absorbed.
     Erosive Esophagitis. Erosive esophagitis is characterized by erosions and ulcers from the repeated exposure of the esophagus to acid and develops in as many as 10 million patients in the U.S. Erosive esophagitis may or may not be accompanied by heartburn, and is typically diagnosed by a gastroenterologist through a procedure known as an endoscopy. An eight-week course of therapy with PPIs will generally be effective in healing erosions associated with erosive esophagitis. Surgery may be required if the esophagus becomes extremely damaged.
     Gastric and Duodenal Ulcers. Gastric and duodenal ulcers are ulcers or erosions in the stomach or duodenum, respectively. These ulcers may be caused by a combination of gastric acid and bacterial infection or may result from the use of other medications such as nonsteroidal anti-inflammatory drugs. It is estimated that there are approximately 5 million patients who suffer from gastric and duodenal ulcers in the U.S. Most patients with these ulcers are referred to a gastroenterologist who will perform an endoscopy to determine the extent and severity of the ulcers. Based on the assessment, the gastroenterologist will prescribe a course of treatment, usually a PPI, to be taken daily for up to eight weeks and an antibiotic, if appropriate.
     Upper GI Bleeding. Critically ill ventilated patients are at high risk for developing erosions and upper GI bleeding that occur when the gastric mucosa, already compromised by stress, is continuously exposed to significant amounts of acid. Many hospitals treat these patients prophylactically to reduce acid and the risk of upper GI bleeding. Patients who develop upper GI bleeding may require blood transfusions or in some cases may require surgery, which is associated with a high mortality rate. It is estimated that as many as 4 million critically ill patients are treated annually in the U.S., with approximately 1.5 million mechanically ventilated patients at highest risk for upper GI bleeding.
Our Products
Zegerid Product Differentiation
     Our Zegerid family of products are proprietary immediate-release formulations of the PPI omeprazole in capsule, powder for oral suspension and chewable tablet dosage forms. These products are intended to treat or reduce the risk of a variety of upper GI diseases and disorders, including heartburn and other symptoms associated with GERD, erosive esophagitis, upper GI bleeding and gastric and duodenal ulcers.
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

     We have developed our Zegerid family of products, which includes our capsule, powder for oral suspension and chewable tablet formulations, to provide the following distinct features:
•	Immediate Release — Our Zegerid products utilize one or more antacids, instead of delayed-release, enteric coatings, to protect the omeprazole from acid degradation, providing for rapid absorption of the omeprazole into the bloodstream. The antacids neutralize gastric acid, protect the omeprazole from acid degradation and enable rapid absorption of the omeprazole, which, in turn, allows the omeprazole to begin to inhibit acid production. For example, in our pivotal pharmacokinetic/pharmacodynamic, or PK/PD, clinical trials evaluating each of Zegerid Capsules and Zegerid Powder for Oral Suspension, the products produced maximal plasma levels in approximately 30 minutes.

•	Duration of Acid Control — Our Zegerid products are designed to provide a duration of acid control similar to delayed-release PPIs and, thus, allow for once-a-day dosing. For example, in our pivotal PK/PD clinical trials evaluating Zegerid Capsules and Zegerid Powder for Oral Suspension, those products maintained a median gastric pH above 4 ranging from 12.2 to 18.6 hours per day, depending on the dosage strength and formulation, after repeated once-daily dosing. This duration of acid control is similar to the data available for the delayed-release PPIs.

•	Nocturnal Acid Control — Zegerid Powder for Oral Suspension has demonstrated effective acid control during the night when dosed at bedtime. For example, in a clinical trial evaluating the effects of Zegerid Powder for Oral Suspension and Protonix® delayed-release pantoprazole tablets on nocturnal gastric acidity, the percent time that gastric pH was greater than 4 was higher for patients receiving Zegerid than for patients receiving Protonix (55% as compared to 27%, p<0.001), after receiving repeated once-daily dosing of the products in the evening.

•	Variety of Formulations — Our Zegerid products are currently approved in capsule and powder for oral suspension dosage forms, and we have also developed a chewable tablet formulation, which is currently being reviewed by the FDA. In addition to providing alternative formulations for use in the general adult population, one or more of our formulations may address the needs of specific patient populations such as pediatric, elderly and hospitalized patients.

•	Potential for Expanded Indications — We plan to pursue expanded indications and uses for our products based on their specific features and benefits. For example, following completion of a pivotal Phase III clinical trial, Zegerid Powder for Oral Suspension was approved for reduction of risk of upper GI bleeding in critically ill patients. There is currently no other PPI product approved for this indication.
Zegerid Product Family — Approved Products
     Zegerid (omeprazole/sodium bicarbonate) Capsules
     Our Zegerid (omeprazole/sodium bicarbonate) Capsules product is an immediate-release formulation that contains omeprazole and sodium bicarbonate in a capsule dosage form and is available in 20 mg/1100 mg and 40 mg/1100 mg dose strengths. In February 2006, we received approval from the FDA to market the 20 mg dose for the treatment of heartburn and other symptoms associated with GERD, short-term treatment (4-8 weeks) of erosive esophagitis which has been diagnosed by endoscopy, maintenance of healing of erosive esophagitis and short-term treatment of active duodenal ulcers, and to market the 40 mg dose for the short-term treatment (4-8 weeks) of active benign gastric ulcers. Zegerid Capsules utilize sodium bicarbonate, an antacid, instead of an enteric coating to protect the omeprazole from acid degradation. When the capsule is swallowed, the antacid neutralizes acid in the stomach, protects the omeprazole from degradation and allows for rapid absorption of the omeprazole into the bloodstream, with maximal plasma levels in approximately 30 minutes. We believe the capsule product will provide a convenient and familiar dosage alternative for many patients.

     To support our NDA submission for this product, we completed two pivotal PK/PD clinical trials in November 2004, which evaluated both dosage strengths of Zegerid Capsules. The trials were open-label, randomized, crossover trials, each conducted at a single site. Each trial evaluated the pharmacokinetics and pharmacodynamics of single doses and seven consecutive daily doses of Zegerid Capsules compared to delayed-release omeprazole capsules in 36 healthy subjects. The primary objective of the trials was to evaluate whether the immediate-release Zegerid Capsules were pharmacokinetically equivalent to delayed-release omeprazole capsules with respect to total systemic bioavailability (AUC) on Day 7. The trials also assessed whether Zegerid Capsules and the delayed-release omeprazole capsules had similar ability to suppress gastric acidity over 24 hours. The trial results demonstrated that Zegerid Capsules and the delayed-release omeprazole capsules were statistically equivalent with respect to AUC and percent decrease from baseline for integrated gastric acidity on Day 7.
     As expected for an immediate-release product, the maximum plasma concentration (Cmax) was greater and the time to maximum plasma concentration (Tmax) was shorter on Day 7 for Zegerid Capsules than for the delayed-release omeprazole capsules. While achieving more rapid absorption of omeprazole, Zegerid Capsules also maintained a similar duration of effect on reducing the concentration of acid in the stomach as compared to delayed-release omeprazole. These results were similar to those obtained in the pivotal PK/PD trials that were conducted for Zegerid Powder for Oral Suspension.
     We also intend to conduct additional clinical trials which may help to further differentiate our capsule product from the currently marketed delayed-release PPIs or otherwise expand its future use.
     Zegerid (omeprazole/sodium bicarbonate) Powder for Oral Suspension
     Our Zegerid (omeprazole/sodium bicarbonate) Powder for Oral Suspension product is an immediate-release formulation that contains omeprazole and sodium bicarbonate in a powder for oral suspension dosage form and is available in 20 mg/1680 mg and 40 mg/1680 mg dose strengths. We received approval from the FDA to market the 20 mg dose in June 2004 for the treatment of heartburn and other symptoms associated with GERD, short-term treatment (4-8 weeks) of erosive esophagitis which has been diagnosed by endoscopy, maintenance of healing of erosive esophagitis and short-term treatment of active duodenal ulcers. In December 2004, we received approval from the FDA to market the 40 mg dose for the short-term treatment (4-8 weeks) of active benign gastric ulcers and the reduction of risk of upper GI bleeding in critically ill patients. In addition, in connection with the approval of our NDAs for Zegerid Powder for Oral Suspension, we have committed to evaluate the product in pediatric populations, including in PK/PD and safety studies, and we are currently working with the FDA on final study designs.
     Similarly to Zegerid Capsules, Zegerid Powder for Oral Suspension utilizes sodium bicarbonate, an antacid, instead of an enteric coating to protect the omeprazole from acid degradation and enable rapid absorption of the omeprazole into the bloodstream. When constituted with water to form a uniform suspension and then administered, the antacid neutralizes acid in the stomach, protects the omeprazole from degradation and allows for rapid absorption of the omeprazole into the bloodstream, with maximal plasma levels in approximately 30 minutes. In addition to use in the general adult population, our suspension formulation, which is administered in a liquid, titratable dosage form, is designed to be easily administered to critically ill patients via a nasogastric tube and may also be appropriate for patients who have difficulty swallowing a capsule or a tablet, such as pediatric or elderly patients.
     To support our NDA submission for this product, we completed two pivotal PK/PD clinical trials in 2002, which evaluated both dosage strengths of Zegerid Powder for Oral Suspension. The trials were open-label, randomized, crossover trials, each conducted at a single site. Each trial evaluated the pharmacokinetics and pharmacodynamics of single doses and seven consecutive daily doses of Zegerid Powder for Oral Suspension compared to delayed-release omeprazole capsules in at least 24 healthy subjects. The primary objective of the trials was to evaluate whether immediate-release Zegerid Powder for Oral Suspension was pharmacokinetically equivalent to delayed-release omeprazole capsules with respect to total systemic bioavailability (AUC) on Day 7. The trials also assessed whether Zegerid Powder for Oral Suspension and the delayed-release omeprazole capsules had similar ability to suppress gastric acidity over 24 hours. The trial results demonstrated that Zegerid Powder for Oral Suspension and the delayed-release omeprazole capsules were statistically equivalent with respect to AUC and percent decrease from baseline for integrated gastric acidity on Day 7.

     As expected for an immediate-release product, the maximum plasma concentration (Cmax) was greater and the time to maximum plasma concentration (Tmax) was shorter on Day 7 for Zegerid Powder for Oral Suspension than for the delayed-release omeprazole capsules. While achieving more rapid absorption of omeprazole, Zegerid Powder for Oral Suspension also maintained a similar duration of effect on reducing the concentration of acid in the stomach as compared to delayed-release omeprazole. These results were similar to those obtained in the pivotal PK/PD trials that were conducted for Zegerid Capsules.
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
     A total of 359 mechanically-ventilated, critically ill patients at approximately 50 clinical sites participated in this trial. The primary endpoint of the study, the occurrence of clinically significant bleeding, was the same as that used in the IV cimetidine trial which led to its approval. In the trial, 10 patients treated with IV cimetidine experienced clinically significant bleeding, compared to 7 patients treated with Zegerid Powder for Oral Suspension, demonstrating that our powder for oral suspension product was not inferior to IV cimetidine in reducing the risk of upper GI bleeding in critically ill patients. In addition, in the trial, Zegerid Powder for Oral Suspension achieved a median gastric pH of greater than 4 within 1 to 2.5 hours after the first dose in 99% of patients treated and sustained a median daily gastric pH of greater than 4 throughout the 14-day trial in 95% of the patients treated.
     As additional support for the approval of Zegerid Powder for Oral Suspension 40 mg, we conducted an open-label clinical trial in 243 patients, including approximately 95 patients with gastric ulcers, to collect safety data related to this product over an eight-week treatment period, including any potential side effects or other adverse events. We conducted this clinical trial at the FDA’s request because the maximum omeprazole blood concentration for this product was higher than that for delayed-release omeprazole 40 mg, although similar to maximum blood concentrations resulting from approved higher doses of delayed-release omeprazole. The data from this trial demonstrated that the safety profile of this product is similar to the safety profile described for delayed-release omeprazole, and the FDA reviewed this data in connection with its approval of our NDA.
     During 2004, we also conducted a clinical trial evaluating the effects of Zegerid Powder for Oral Suspension and Protonix delayed-release pantoprazole tablets on nocturnal gastric acidity. In this trial, 36 patients with nocturnal symptoms of GERD were enrolled in an open-label crossover trial, and data from 32 patients were available for analysis. The patients were randomized to be treated with repeated evening doses of either Zegerid Powder for Oral Suspension 40 mg or Protonix delayed-release tablets 40 mg for one week. After a washout period of one week, patients were treated with the alternate drug, following the same schedule. After repeated once-daily dosing, Zegerid Powder for Oral Suspension produced significantly better control of nocturnal gastric acid than Protonix. The patients receiving Zegerid had a median gastric pH of 4.7, as compared to a median gastric pH of 2.0 for the patients receiving Protonix (p<0.001), and the percent time that gastric pH was greater than 4 was higher for patients receiving Zegerid than for patients receiving Protonix (55% as compared to 27%, p<0.001). In addition, the percentage of patients experiencing nocturnal acid breakthrough (defined as pH less than 4 for more than 1 hour during the night) was lower for patients receiving Zegerid than for patients receiving Protonix (53% as compared to 78%, p=0.005).
     We intend to conduct additional clinical trials which may help to further differentiate our powder for oral suspension product from the currently marketed delayed-release PPIs or otherwise expand its use.

Zegerid Product Family — Product Under Regulatory Review
     Zegerid (omeprazole/sodium bicarbonate/magnesium hydroxide) Chewable Tablets
     We have also developed Zegerid (omeprazole/sodium bicarbonate/magnesium hydroxide) Chewable Tablets, which is an immediate-release formulation that contains omeprazole, sodium bicarbonate and magnesium hydroxide in a chewable tablet dosage form, in 20 mg/600 mg/700 mg and 40 mg/600 mg/700 mg dose strengths. Like our approved products, Zegerid Chewable Tablets utilizes antacids (sodium bicarbonate and magnesium hydroxide) instead of an enteric coating to protect the omeprazole from acid degradation. When the tablet is chewed and swallowed, the antacid formulation neutralizes acid in the stomach, protects the omeprazole from degradation and allows for the rapid absorption of the omeprazole into the bloodstream. We expect the chewable tablet product to provide yet another convenient dosage form for many patients, including patients who have difficulty swallowing a capsule or a tablet, such as pediatric and elderly patients.
     In February 2005, we completed two pivotal PK/PD clinical trials evaluating both dosage strengths of Zegerid Chewable Tablets. The trials were open-label, randomized, crossover trials, each conducted at a single site. Each trial evaluated the pharmacokinetics and pharmacodynamics of single doses and seven consecutive daily doses of Zegerid Chewable Tablets compared to delayed-release omeprazole capsules in 36 healthy subjects. The primary objective of the trials was to evaluate whether the immediate-release Zegerid Chewable Tablets were pharmacokinetically equivalent to delayed-release omeprazole capsules with respect to total systemic bioavailability (AUC) on Day 7. The trials also assessed whether Zegerid Chewable Tablets and the delayed-release omeprazole capsules had similar ability to suppress gastric acidity over 24 hours. The trial results demonstrated that Zegerid Chewable Tablets and the delayed-release omeprazole capsules were statistically equivalent with respect to AUC and percent decrease from baseline for integrated gastric acidity on Day 7.
     As expected for an immediate-release product, the maximum plasma concentration (Cmax) was greater and the time to maximum plasma concentration (Tmax) was shorter on Day 7 for Zegerid Chewable Tablets than for the delayed-release omeprazole capsules. While achieving more rapid absorption of omeprazole, Zegerid Chewable Tablets also maintained a similar duration of effect on reducing the concentration of acid in the stomach as compared to delayed-release omeprazole. These results were similar to those obtained in the pivotal PK/PD trials that were conducted for Zegerid Capsules and Zegerid Powder for Oral Suspension.
     We submitted a Section 505(b)(2) NDA for this product to the FDA in May 2005, seeking approval for the treatment of heartburn and other symptoms associated with GERD, short-term treatment (4-8 weeks) of erosive esophagitis which has been diagnosed by endoscopy, maintenance of healing of erosive esophagitis, short-term treatment of active duodenal ulcers, and the short-term (4-8 weeks) of active benign gastric ulcers. Under the PDUFA guidelines, we expect that the FDA will complete its review or otherwise respond to our NDA for Zegerid Chewable Tablets by March 26, 2006. Given the general preference for capsules in the U.S. prescription PPI market, we are currently evaluating the positioning and launch timing of the chewable tablet product, subject to receipt of regulatory approval, relative to the capsule product launch with the goal of maximizing our resources while best positioning Zegerid Capsules for commercial success.
     We also intend to conduct additional clinical trials which may help to further differentiate our chewable tablet product from the currently marketed delayed-release PPIs or otherwise expand its future use.
Strategy
     Our goal is to become a leading specialty pharmaceutical company that acquires, develops and commercializes proprietary products that treat GI diseases and disorders and enhance the quality of life for patients. Our business strategy is to develop and market proprietary pharmaceutical products with new formulations, enhanced delivery systems and expanded indications that are based on currently marketed or late stage products or compounds, which otherwise have clinically demonstrated safety and efficacy. We believe this strategy will allow us to more rapidly commercialize our products with potentially reduced development risk and cost as compared with the development of early stage new chemical entities.

     Our Zegerid family of products are new immediate-release formulations of omeprazole, a well-established compound which has been approved by the FDA and marketed for over 15 years. For Zegerid Capsules and Zegerid Powder for Oral Suspension, we were able to move relatively quickly from product concept to NDA submission by conducting PK/PD studies comparing these products to delayed-release omeprazole, without the need to conduct preclinical or other early stage clinical testing. Moreover, in the case of Zegerid Powder for Oral Suspension, we were also able to move directly into a Phase III clinical study to further differentiate the product from existing products.
     In order to continue to execute our business strategy, we intend to:
•	Explore Additional Strategic Arrangements to Expand the Promotion of Our Products in the U.S. We plan to explore additional strategic arrangements with one or more pharmaceutical companies to expand the promotion of our Zegerid family of products in the U.S. To support our current efforts, we have entered into a co-promotion agreement with Otsuka America, under which Otsuka America is co-promoting Zegerid Powder for Oral Suspension and will co-promote Zegerid Capsules to our targeted physicians. We will continue to evaluate additional strategies to expand the promotion of our Zegerid products in the U.S., which may include prescription or over-the-counter, or OTC, arrangements, as well as arrangements focused on pediatric indications.

•	Out-License International Development, Distribution and Marketing Rights. Outside of the U.S., we intend to out-license development, distribution and marketing rights for our Zegerid family of products to one or more pharmaceutical companies with established commercialization capabilities outside the U.S. We have filed several patent applications outside the U.S., and likely will more actively pursue commercialization in particular territories if and when we obtain issued patents in such territories.

•	Enhance Our Product Portfolio through Internal Development, In-Licensing and Co-Promotion Arrangements. We intend to internally develop and license and acquire additional development and marketed products targeting upper and lower GI diseases and disorders. We also plan to explore co-promotion arrangements for marketed products that are relevant to our targeted gastroenterologists or primary care physicians.
Sales and Marketing
     We have established a commercial sales organization that is targeting the highest PPI-prescribing physicians in the U.S. with a focus on approximately 26,000 gastroenterologists and primary care physicians. We estimate that this group collectively wrote approximately $4.4 billion of PPI prescriptions in 2005. We believe this concentration of high-volume PPI prescribers will enable us to effectively promote our products with a relatively small and focused sales and marketing organization.
     Our greater than 250-member commercial organization includes approximately 200 field sales representatives. In addition to the field sales representatives, we utilize district sales managers, regional sales directors and account managers, who work with managed care organizations to obtain formulary and reimbursement coverage for our products.
     To complement our commercial sales organization, we also entered into a co-promotion agreement with Otsuka America, under which Otsuka America’s approximately 170 field sales representatives are co-promoting Zegerid Powder for Oral Suspension and will co-promote Zegerid Capsules to our targeted physicians in the first selling position. Additionally, we use a variety of marketing programs to promote our products, including sales promotional materials, speaker programs, journal advertising, industry publications, electronic media and product sampling.
     Our field sales representatives are positioned in major metropolitan areas across the U.S. and have an average of five years of pharmaceutical sales experience. Many of the representatives have experience with GI products, including PPIs. Each member of our sales team undergoes a rigorous training program focused on our product offerings, disease background, competitive products and our sales techniques. Our program includes significant field-based learning to provide a comprehensive understanding and perspective as to the upper GI market and the needs of both physicians and patients. The field sales representatives are compensated in part in accordance with an incentive bonus program based on performance.

     Our account managers contact third-party payors, seeking reimbursement coverage for our products. Although the process for obtaining coverage can be lengthy and time-consuming, in the relatively short time since our launch of Zegerid Powder for Oral Suspension, we have entered into numerous contracts with private health insurers, managed care organizations, government entities and other third-party payors that provide coverage for our products at a level that we believe is similar to the current level of coverage for the branded delayed-release PPI products. As part of the contracting process, we have also made steady progress since launching Zegerid Powder for Oral Suspension towards increasing our claims approved rate and decreasing our average co-payment amount. The claims approved rate reflects the percent of time that a Zegerid prescription is approved for reimbursement by an insurer or managed care plan after being presented for payment, and the average co-pay is the average amount that patients are required to pay out-of-pocket when filling a prescription for Zegerid. In addition, in many cases, our existing contracts provide reimbursement coverage for the Zegerid family of products and will provide coverage for Zegerid Capsules, as well as Zegerid Powder for Oral Suspension, without further negotiation.
Co-Promotion Agreement with Otsuka America Pharmaceutical, Inc.
     To support our sales and marketing efforts, we entered into a co-promotion agreement with Otsuka America Pharmaceutical, Inc., or Otsuka America, under which Otsuka America’s approximately 170 field sales representatives are co-promoting Zegerid Powder for Oral Suspension and will co-promote Zegerid Capsules to our targeted physicians in the first selling position. We originally entered into the agreement in October 2004 and amended the terms of the agreement in January 2006.
     Under the terms of the agreement, we received a $15.0 million upfront payment from Otsuka America, and pay Otsuka America a royalty on total U.S. net sales of Zegerid Capsules and Zegerid Powder for Oral Suspension. Initially, the royalty rate is in the high single digits, presuming a minimum number of first position sales calls to target physicians. We provide all marketing materials, and Otsuka America covers all costs related to its sales force.
     The agreement will terminate automatically on December 31, 2009, unless terminated sooner. Either party may terminate the agreement at any time following June 30, 2007, by providing at least 120 days prior written notice. Either party may also terminate the agreement if the other party fails to perform any material term of the agreement and fails to cure such breach, subject to prior written notice within a specified time period, or if the other party becomes insolvent, files or consents to the filing of a petition under any bankruptcy or insolvency law or has any such petition filed against it, and within a specified time period, such filing has not been stayed. We may also terminate the agreement under certain additional limited conditions, subject to prior written notice to Otsuka America within a specified time period.
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
     We currently rely on OSG Norwich Pharmaceuticals, Inc., or Norwich, as our only supplier of Zegerid Capsules, and we have entered into an agreement with Norwich that provides for the commercial supply of this product. The agreement provides for an initial four-year term beginning upon commencement of commercial manufacturing and thereafter continues in force indefinitely unless terminated with 18 months written notice. We can also terminate the agreement, effective immediately, at any time if we decide to no longer market the product, in the event any governmental agency takes any action that prevents us from importing, exporting, purchasing or selling the product or in the event of certain regulatory proceedings involving the manufacturer. Either party may terminate the agreement if the other party fails to perform any material term of the agreement and fails to cure such breach within a specified time period, subject to prior written notice.
     In addition, we currently rely on Patheon Inc. as our only supplier of Zegerid Powder for Oral Suspension, and we have entered into an agreement with Patheon that provides for the commercial supply of this product. The commercial supply agreement requires that we purchase a significant percentage of our requirements of this product from Patheon and also obligated us to fund certain equipment purchases. This agreement has an initial five-year term beginning from July 2004 and thereafter continues in force indefinitely. Either party may terminate the agreement at any time after the initial term with 18 months written notice. We can terminate the agreement at any time if we decide to no longer market our powder for oral suspension product with six months written notice. We can also terminate this agreement with 30 days written notice in the event any governmental agency takes any action that prevents us from purchasing or selling the product for a certain period of time. Either party may terminate the agreement if the other party fails to perform any material term of the agreement subject to prior written notice within a specified time period.
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
     Although there are potential sources of supply other than Patheon, Norwich and Uquifa for our products and active pharmaceutical ingredients, any new supplier would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacture of such products or ingredients. In addition, we have not yet entered into any commercial supply agreements for Zegerid Chewable Tablets.
     We sell our approved products to pharmaceutical wholesalers, who in turn seek to distribute the products to retail pharmacies, mail order pharmacies, hospitals and other institutional customers. We have retained third-party service providers to perform a variety of functions related to the distribution of our approved products, including logistics management, sample accountability, storage and transportation. We have also entered into channel services agreements with wholesalers under which we receive certain distribution management services and data reporting from the wholesalers, in exchange for a fee. Sales to our three largest wholesalers in 2005, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, accounted for 19%, 17% and 9%, respectively, of our annual revenues. The loss of any of these wholesalers as customers could materially and adversely affect our business, results of operations, financial condition and cash flows.
Research and Development
     Our research and development expenses were $10.4 million in 2005, $23.2 million in 2004 and $13.2 million in 2003. Our research and development expenses consist primarily of costs associated with clinical trials of our products under development as well as clinical studies designed to further differentiate our products from those of our competitors or to obtain additional labeling indications, costs of developing and manufacturing our products under development, compensation and other expenses related to research and development personnel and facilities expenses.
     In the future, we may conduct additional clinical trials to further differentiate our Zegerid family of products, in addition to completing development of Zegerid Chewable Tablets. We have also committed, in connection with the approval of our NDAs for Zegerid Powder for Oral Suspension, to evaluate the product in pediatric populations, including PK/PD and safety studies. We are unable to estimate with any certainty the costs we will incur in the continued development of our Zegerid family of products. Although we are currently focused primarily on advancing our Zegerid family of products, we anticipate that we will make determinations as to which development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific and clinical merits of each project.
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
     We have received U.S. and EU trademark registration for our corporate name, Santarus®. In addition, we have received U.S. trademark registration and have applied for trademark registration in the EU, Canada and Japan for our brand name, Zegerid®, and we have applied for trademark registration for various other names. Over time, we intend to introduce new trademarks, service marks and brand names and maintain registrations on trademarks that remain valuable to our business.
License Rights from the University of Missouri
     In January 2001, we entered into an exclusive, worldwide license agreement with the University of Missouri for all of its patents and pending patent applications relating to specific formulations of PPIs with antacids and other buffering agents. Currently, five U.S. patents have been issued and several U.S. patent applications and international or foreign counterpart applications are pending or have issued and are subject to this license. The five issued patents, U.S. Patent Nos. 5,840,737, 6,489,346, 6,645,988, 6,699,885 and 6,780,882, together generally cover pharmaceutical compositions combining PPIs with buffering agents, such as antacids, and methods of treating GI disorders by administering solid or liquid forms of such compositions, and expire in July 2016.
     Pursuant to the terms of the license agreement, we paid the University of Missouri an upfront licensing fee of $1.0 million in 2001, a one-time $1.0 million milestone fee in 2003 following the filing of our first NDA and a one-time $5.0 million milestone fee in July 2004 following the FDA’s approval of Zegerid Powder for Oral Suspension 20 mg. We are required to make additional milestone payments to the University of Missouri upon the achievement of certain regulatory events related to obtaining approvals outside the U.S. which may total up to $3.5 million in the aggregate. We are also required to make milestone payments based on first-time achievement of significant sales thresholds, up to a maximum of $86.3 million, and to pay royalties on net sales of our products. In addition, we are required to bear the costs of prosecuting and maintaining the licensed patents but the University of Missouri remains responsible for prosecution of any applications. We issued to the University of Missouri 164,284 shares of our common stock in connection with the license agreement. Under the license agreement, we are permitted to sublicense our rights to third parties. We are obligated to pay to the University of Missouri a portion of any sublicense fees, milestone payments or royalties that we receive from any sublicense. Under the license agreement, we are also required to carry occurrence-based liability insurance with policy limits of at least $5.0 million per occurrence and a $10.0 million annual aggregate.
     The license from the University of Missouri expires in each country when the last patent for licensed technology expires in that country and the last patent application for licensed technology in that country is abandoned, provided that our obligation to pay certain minimum royalties in countries in which there are no pending patent applications or existing patents terminates on a country-by-country basis on the 15th anniversary of our first commercial sale in such country. If we fail to meet certain diligence obligations following commercialization in specified countries, the University of Missouri can terminate our license or render it non-exclusive with respect to those countries. Our rights under this license are also generally subject to early termination under specified circumstances, including our material and uncured breach or our bankruptcy or insolvency. We can terminate this agreement at any time, in whole or in part, with 60 days written notice.
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
     Our competitors have addressed the market for our Zegerid products through the development and marketing of many products, including:
Prescription Products:
•	PPIs: AstraZeneca plc’s Prilosec and Nexium®, TAP Pharmaceutical Products Inc.’s Prevacid®, Wyeth’s and Altana’s Protonix, Johnson & Johnson’s and Eisai Co., Ltd.’s Aciphex®, and generic omeprazole, among others; and

•	H2-receptor antagonists: Merck & Co., Inc.’s Pepcid®, GlaxoSmithKline plc’s Zantac® and Tagamet® and Braintree Laboratories, Inc.’s Axid®, among others.

Over-the-Counter Products:
•	PPIs: The Procter & Gamble Company’s Prilosec OTC®;

•	H2-receptor antagonists: Pfizer Inc.’s Zantac, GlaxoSmithKline plc’s Tagamet, and Johnson & Johnson’s and Merck & Co., Inc.’s Pepcid® AC and Pepcid® Complete, among others; and

•	Antacids: Johnson & Johnson’s and Merck and Co., Inc.’s Mylanta®, Novartis AG’s Maalox®, Pfizer Inc.’s Rolaids® and GlaxoSmithKline plc’s Gaviscon® and Tums®, among others.
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
     Our ability to compete with products that our competitors develop will depend in part on our competitors’ ability to obtain patent protection for their products and product candidates and the periods of exclusivity resulting from these patents. Many of the patents covering antacids or H2-receptor antagonists have expired and are subject to generic competition. In addition, among the currently-marketed PPIs, Prilosec is the only product for which the primary patent has expired. To date, several generic companies have launched generic delayed-release omeprazole products. As more PPI patents expire, we expect our competitors to compete with us by introducing additional generic and OTC products as well as allocating additional resources to research relating to potential treatments with greater potential for patent-based exclusivity, such as prodrugs and isomers of PPIs, reversible acid inhibitors and motility agents.
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
FDA Approval Process
     To obtain approval of a new product from the FDA, we must, among other requirements, submit data supporting safety and efficacy as well as detailed information on the manufacture and composition of the product and proposed labeling. The testing and collection of data and the preparation of necessary applications are expensive and time-

consuming. The FDA may not act quickly or favorably in reviewing these applications, and we may encounter significant difficulties or costs in our efforts to obtain FDA approvals that could delay or preclude us from marketing our products.
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
     The applicant must submit to the FDA the results of the preclinical and clinical trials, together with, among other things, detailed information on the manufacture and composition of the product and proposed labeling, in the form of an NDA, including payment of a user fee. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the PDUFA policies adopted by the FDA, the FDA has 10 months in which to complete its initial review of the NDA and respond to the applicant. The review process and the target response date under PDUFA may be extended if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission. Following completion of the FDA’s initial review of the NDA and the clinical and manufacturing procedures and facilities, the FDA will issue an action letter, which will either include an approval authorizing commercial marketing of the drug for certain indications or contain the conditions that must be met in order to secure final approval of the NDA. If the FDA’s evaluation of the NDA submission and the clinical and manufacturing procedures and facilities is not favorable, the FDA may refuse to approve the NDA.
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
     We have submitted Section 505(b)(2) NDAs for each of our Zegerid products, which referenced certain preclinical and clinical studies conducted for Prilosec. Following submission of our NDAs and filing of the NDAs by the FDA, we provided notice of our Paragraph IV certifications to AstraZeneca, the holder of the Prilosec NDA, and certain related companies holding the listed patents, which included various AstraZeneca and Merck entities. In each case, AstraZeneca did not file a patent infringement lawsuit within the required 45-day period. Therefore, our NDAs were not subject to a 30-month stay of approval.
Other Regulatory Requirements
     Even though the FDA has approved our Zegerid Capsules and Zegerid Powder for Oral Suspension products and to the extent the FDA approves any other products, we will continue to be subject to a number of post-approval regulatory requirements. If we seek to make certain changes to an approved product, such as the addition of a new labeled indication or making certain manufacturing changes or product enhancements, we will need FDA review and approval before the change can be implemented. While physicians may use products for indications that have not been approved by the FDA, we may not label or promote the product for an indication that has not been approved. Securing FDA approval for new indications or product enhancements and, in some cases, for manufacturing and labeling claims, is generally a time-consuming and expensive process that may require us to conduct clinical studies under the FDA’s investigational new drug regulations. Even if such studies are conducted, the FDA may not approve any change in a timely fashion, or at all. In addition, adverse experiences associated with use of the products must be reported to the FDA, and FDA rules govern how we can label, advertise or otherwise commercialize our products.
     The FDA also may, in its discretion, require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products. For example, as part of our post-marketing commitments to the FDA in connection with the approval of our NDAs for Zegerid Powder for Oral Suspension, we have committed to evaluate the product in pediatric populations, including in PK/PD and safety studies, and we are currently working with the FDA on final study designs.
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
     Outside of the U.S., our ability to market our products will also depend on receiving marketing authorizations from the appropriate regulatory authorities. The foreign regulatory approval process includes all of the risks associated with the FDA approval described above. In addition, the requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country.
Employees
     As of January 31, 2006, we had 328 employees. A total of 39 employees were engaged in clinical research, regulatory, product development and manufacturing, and medical affairs, 16 of whom hold Ph.D., M.D., Pharm.D. or equivalent degrees, 266 were in sales, marketing and business development, and 23 were in administration and finance.
Available Information
     We make available free of charge on or through our Internet web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our Internet address is www.santarus.com.
Item 1A. Risk Factors
     In evaluating our business, you should consider the following discussion of risk factors, in addition to other information contained in this report as well as our other public filings with the Securities and Exchange Commission.
     In the near-term, the success of our business will depend on many factors, including:
•	whether we are able to successfully launch and drive market demand for Zegerid Capsules, as well as continue to generate commercial sales of Zegerid Powder for Oral Suspension;

•	whether the U.S. Food and Drug Administration, or FDA, approves our pending new drug application, or NDA, for Zegerid Chewable Tablets for one or more of the desired indications in a timely manner or at all; and

•	whether we will be able to obtain additional financing to fund our operations.
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
Risks Related to Our Business and Industry
At this time, we are largely dependent on the commercial success of our Zegerid products, and we cannot be certain that we will be able to successfully commercialize these products.
     We have invested a significant portion of our time and financial resources in the development and commercialization of Zegerid Powder for Oral Suspension, which is currently being marketed, Zegerid Capsules, which we anticipate launching in March or April 2006, and Zegerid Chewable Tablets, which has an NDA currently under regulatory review by the FDA. We anticipate that in the near term our ability to generate revenues will depend on the commercial success of these products, which in turn, will depend on several factors, including our ability to:
•	successfully launch Zegerid Capsules and drive market demand for the product, as well as continue to generate commercial sales of Zegerid Powder for Oral Suspension, through our own sales force and our co-promotion arrangement with Otsuka America Pharmaceutical, Inc., or Otsuka America, or any other collaboration with pharmaceutical companies or contract sales organizations that we may later establish;

•	establish effective marketing programs and build brand identity;

•	obtain greater acceptance of the products by physicians, patients and third-party payors and obtain and maintain distribution at the retail level;

•	establish and maintain our agreements with wholesalers and distributors on commercially reasonable terms; and

•	demonstrate commercial manufacturing capabilities as necessary to meet commercial demand for the products and maintain commercial manufacturing arrangements with third-party manufacturers.
     We will continue to incur significant costs as we prepare for the anticipated launch of Zegerid Capsules and continue to support the commercialization of Zegerid Powder for Oral Suspension. We encountered low initial market demand for Zegerid Powder for Oral Suspension and have realized modest growth and may be unable to achieve greater market acceptance. For the twelve months ended December 31, 2005, we had recognized only approximately $13.7 million in net sales of Zegerid Powder for Oral Suspension and as of December 31, 2005 had an accumulated deficit of approximately $203.3 million.
     We cannot be certain that our anticipated launch of Zegerid Capsules and continued marketing of Zegerid Powder for Oral Suspension will result in increased demand for the products. If we fail to successfully commercialize these products or are significantly delayed in doing so, we may be unable to generate sufficient revenues to sustain and grow our business and attain profitability, and our business, financial condition and results of operations will be materially adversely affected.

Failure of our Zegerid products to achieve and maintain market acceptance would seriously impair our ability to reach profitability.
     The commercial success of Zegerid Capsules, Zegerid Powder for Oral Suspension and any other subsequently-approved products we promote will depend upon acceptance of our products by the medical community, particularly gastroenterologists and primary care physicians, as well as patients and third-party payors. Market acceptance will depend upon several factors, including:
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
If we are unable to obtain and maintain favorable reimbursement for our products, their commercial success may be severely hindered.
     Our ability to sell our products may depend in large part on the extent to which reimbursement for the costs of our products is available from private health insurers, managed care organizations, government entities and others. Third-party payors are increasingly attempting to contain their costs. We cannot predict actions third-party payors may take, or whether they will limit the coverage and level of reimbursement for our products or refuse to provide any coverage at all. Reduced or partial reimbursement coverage could make our products less attractive to patients, suppliers and prescribing physicians and may not be adequate for us to maintain price levels sufficient to realize an appropriate return on our investment in our products or compete on price.
     In some cases, insurers and other healthcare payment organizations try to encourage the use of less expensive generic brands and over-the-counter, or OTC, products through their prescription benefits coverage and reimbursement policies. These organizations may make the generic or OTC alternatives more attractive to the patient by providing different amounts of reimbursement so that the net cost of the generic or OTC product to the patient is less than the net cost of a prescription brand product. Aggressive pricing policies by our generic or OTC product competitors and the prescription benefit policies of insurers could have a negative effect on our product revenues and profitability.
     Many managed care organizations negotiate the price of medical services and products and develop formularies which establish pricing and reimbursement levels. Exclusion of a product from a formulary can lead to its sharply reduced usage in the managed care organization’s patient population. If our products are not included within an adequate number of formularies or adequate reimbursement levels are not provided, or if those policies increasingly favor generic or OTC products, our market share and gross margins could be negatively affected, as could our overall business and financial condition.

     The competition among pharmaceutical companies to have their products approved for reimbursement may also result in downward pricing pressure in the industry or in the markets where our products will compete. We may aggressively discount our products in order to obtain reimbursement coverage, and we may not be successful in any efforts we take to mitigate the effect of a decline in average selling prices for our products. Any decline in our average selling prices would also reduce our gross margins.
     In addition, managed care initiatives to control costs may influence primary care physicians to refer fewer patients to gastroenterologists and other specialists. Reductions in these referrals could have a material adverse effect on the size of our potential market and increase costs to effectively promote gastrointestinal, or GI, products.
     Our account managers contact private health insurers, managed care organizations, government entities and other third-party payors, seeking reimbursement coverage for our products similar to that for branded delayed-release proton pump inhibitor, or PPI, products. The process for obtaining coverage can be lengthy and time-consuming, in some cases taking several months before a particular payor initially reviews our product, and we may ultimately be unsuccessful in obtaining coverage. Our competitors generally have larger account management organizations, as well as existing business relationships with third-party payors relating to their PPI products, as well as other portfolio products. Moreover, the current availability of generic and OTC delayed-release omeprazole products may make obtaining reimbursement coverage for our immediate-release products more difficult because our products also utilize omeprazole as an active ingredient. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be materially adversely affected.
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
     Many of our competitors are large, well-established companies in the pharmaceutical field. Our competitors include, among others, AstraZeneca plc, TAP Pharmaceutical Products Inc., Wyeth, Altana, Eisai Co., Ltd., Johnson & Johnson, Axcan Pharma Inc., Ferring Pharmaceuticals A/S, Merck & Co., Inc., Novartis AG, Pfizer Inc., Salix Pharmaceuticals, Inc., Shire Pharmaceuticals Group plc and The Procter & Gamble Company. Many of these companies already offer products in the U.S. and Europe that target gastroesophageal reflux disease, or GERD, and other GI diseases and disorders that we target. Given our relatively small size and the entry of our new products into a market characterized by well-established drugs, we may not be able to compete effectively.
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
Our Zegerid products will compete with many other drug products focused on upper GI diseases and disorders which could put downward pressure on pricing and market share and limit our ability to generate revenues.
     Our Zegerid products will compete with many prescription and OTC products, including:
Prescription Products:
•	PPIs: AstraZeneca plc’s Prilosec and Nexium, TAP Pharmaceutical Products Inc.’s Prevacid, Wyeth’s and Altana’s Protonix, Johnson & Johnson’s and Eisai Co., Ltd.’s Aciphex, and generic omeprazole, among others; and

•	H2-receptor antagonists: Merck & Co., Inc.’s Pepcid, GlaxoSmithKline plc’s Zantac and Tagamet and Braintree Laboratories, Inc.’s Axid, among others.
Over-the-Counter Products:
•	PPIs: The Procter & Gamble Company’s Prilosec OTC;

•	H2-receptor antagonists: Pfizer Inc.’s Zantac, GlaxoSmithKline plc’s Tagamet, and Johnson & Johnson’s and Merck & Co., Inc.’s Pepcid AC and Pepcid Complete, among others; and

•	Antacids: Johnson & Johnson’s and Merck and Co., Inc.’s Mylanta, Novartis AG’s Maalox, Pfizer Inc.’s Rolaids and GlaxoSmithKline plc’s Gaviscon and Tums, among others.
     In addition, various companies are developing new products, including motility agents, reversible acid inhibitors, cytoprotective compounds and new PPIs. We may be required to compete with these or other new products that have greater efficacy, faster onset of action or other benefits relative to our products.
     Many of the currently marketed competitive products are available in generic formulations. For example, there are several generic delayed-release omeprazole products currently available in 10 mg and 20 mg dose strengths in the U.S. market, and we anticipate that over time additional generic delayed-release omeprazole products, including 40 mg dose strengths, as well as other generic delayed-release PPIs, will enter the market. In addition, with the introduction of Prilosec OTC, delayed-release omeprazole is available in a 20 mg dose as an OTC product. We anticipate that generic OTC delayed-release omeprazole products, as well as other OTC delayed-release PPI products will also enter the market. The existence of generic and OTC delayed-release PPI products could make it more difficult for branded prescription PPI products, including our Zegerid products, to gain or maintain market share and could cause prices for PPIs to drop, each of which could adversely affect our business. Moreover, the current availability of generic and OTC delayed-release omeprazole products may have an additional impact on demand and pricing for our current and future immediate-release products because our products also utilize omeprazole as an active ingredient.

We have only recently established our sales and marketing capabilities and we will need to retain qualified sales and marketing personnel and collaborate successfully with our co-promotion partner, Otsuka America, to successfully commercialize our Zegerid products and any other products that we develop, acquire or license.
     We began the commercial sale of Zegerid Powder for Oral Suspension 20 mg in October 2004 and Zegerid Powder for Oral Suspension 40 mg in February 2005, and thus our company has relatively limited experience in selling and marketing our products. In connection with the launch of these products, we established our greater than 250-member commercial organization, including approximately 200 field sales representatives who target high-prescribing gastroenterologists and primary care physicians treating GI diseases and disorders in the U.S. To the extent we are not successful in retaining qualified sales and marketing personnel, we will not be able to effectively market our currently approved products or any future products.
     In addition, we entered into a non-exclusive agreement with Otsuka America in October 2004, which was subsequently amended in January 2006, under which Otsuka America currently co-promotes Zegerid Powder for Oral Suspension and has agreed to co-promote Zegerid Capsules to targeted U.S. physicians. While our agreement with Otsuka America requires its sales representatives to promote our products in a minimum number of first position sales calls to target physicians, we cannot be sure that Otsuka America’s efforts will be successful or that our own sales force, together with any efforts made by Otsuka America to promote our products, will generate sufficient awareness or demand for our products. Even if we determine to pursue a relationship with another pharmaceutical company or contract sales organization to facilitate our sales efforts, we may not be able to enter into agreements with these entities on commercially reasonable terms, or at all. Any revenues we receive from sales of our products generated by Otsuka America or any other third parties will depend upon the efforts of those other parties, which in many instances will not be within our control. If we are unable to maintain our co-promotion agreement with Otsuka America or to effectively establish an alternative arrangement to market our products more broadly than we can through our internal sales force, our business could be adversely affected. In addition, in order to cover all of the PPI prescribing physicians at the same level of reach and frequency as our competitors with branded PPI products, we and Otsuka America would need to significantly expand our collective sales force beyond current levels or we would need to partner with another company with a substantial primary care sales organization.
We depend on a limited number of customers, and if we lose any of our significant customers, our business could be harmed.
     Our customers include some of the nation’s leading wholesale pharmaceutical distributors, such as Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, and major drug chains. Sales to Cardinal, McKesson and AmerisourceBergen accounted for 19%, 17% and 9%, respectively, of our annual revenues during 2005. The loss of any of these customers’ accounts or a material reduction in their purchases could harm our business, financial condition or results of operations. In addition, we may face pricing pressure from our customers.
If we are unable to manufacture our products on a commercial basis, our commercialization efforts will be materially harmed.
     Although we have commenced commercial manufacturing of Zegerid Capsules and Zegerid Powder for Oral Suspension, the quantities that our suppliers are able to manufacture in the future may fail to meet our quality specifications or may not be sufficient to launch Zegerid Capsules in a timely manner or meet potential commercial demand for either of the products. Any problems or delays experienced in the commercial manufacturing of Zegerid Capsules or Zegerid Powder for Oral Suspension may impair our ability to manufacture commercial quantities of the products, which would limit our ability to sell the products and would adversely affect our business. While we believe we ultimately could redesign our manufacturing processes or identify alternative suppliers in response to problems we may encounter as we manufacture our products, it could take significant time to do so and may require regulatory approval, and our products may not be available from alternate manufacturers at favorable prices.

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
     We rely on a single third-party manufacturer located outside of the U.S., Patheon Inc., for the supply of Zegerid Powder for Oral Suspension, and we are obligated under our supply agreement to purchase a significant portion of our requirements of this product from Patheon. In addition, we rely on OSG Norwich Pharmaceuticals, Inc., located in New York, as the current sole third party manufacturer of Zegerid Capsules. We also currently rely on a single third-party supplier located outside of the U.S., Union Quimico Farmaceutica, S.A., or Uquifa, for the supply of omeprazole, which is an active pharmaceutical ingredient in each of our current products. We are obligated under our supply agreement with Uquifa to purchase all of our requirements of omeprazole from this supplier. Any significant problem that our sole source suppliers experience could result in a delay or interruption in the supply to us until the supplier cures the problem or until we locate an alternative source of supply. In addition, because our sole source suppliers provide manufacturing services to a number of other pharmaceutical companies, our suppliers may experience capacity constraints or chose to prioritize one or more of their other customers over us.
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
Our pending NDA for Zegerid Chewable Tablets may not be approved by the FDA for one or more of the desired indications in a timely manner or at all, which would adversely impact our ability to commercialize this product.
     We submitted an NDA for Zegerid Chewable Tablets to the FDA in May 2005, seeking approval to market this product for the treatment of GERD, erosive esophagitis and gastric and duodenal ulcers. Under the Prescription Drug User Fee Act of 1992, or PDUFA, guidelines, we expect that the FDA will complete its review or otherwise respond to this NDA by March 26, 2006. In connection with its review, the FDA may request additional information from us, including data from additional clinical trials. Ultimately, the FDA may not approve Zegerid Chewable Tablets for one or more of our desired indications or at all. Any failure to obtain FDA approval or delay associated with the FDA’s review process would adversely impact our ability to commercialize this product.
Regulatory approval to market Zegerid Capsules and Zegerid Powder for Oral Suspension is limited by the FDA to those specific indications and conditions for which we are able to support clinical safety and efficacy, and any approval we may receive for our products under development will be similarly limited.
     Any regulatory approval is limited to those specific diseases and indications for which our products are deemed to be safe and effective by the FDA. Zegerid Capsules and Zegerid Powder for Oral Suspension have been approved by the FDA for the treatment of heartburn and other symptoms associated with GERD, treatment and maintenance of healing of erosive esophagitis and treatment of duodenal and gastric ulcers. Zegerid Powder for Oral Suspension also has been approved for the reduction of risk of upper GI bleeding in critically ill patients. In addition to the FDA approval required for new formulations, any new indication to an approved product also requires FDA approval. If we are not able to obtain FDA approval for any desired future indications for our products, our ability to effectively market and sell our products may be reduced and our business will be adversely affected.
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
We are subject to ongoing regulatory review of Zegerid Capsules and Zegerid Powder for Oral Suspension, and we will be subject to ongoing regulatory review of any of our other products that may be approved in the future.
     Zegerid Capsules and Zegerid Powder for Oral Suspension and any future products under development which may be approved for sale by the FDA will continue to be subject to extensive regulation. These regulations impact many aspects of our operations, including the manufacture, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the products. The FDA also may require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products. For example, in connection with the approval of our NDAs for Zegerid Powder for Oral Suspension, we committed to commence clinical studies to evaluate the product in pediatric populations in 2005. We are currently working with the FDA on the final study designs and have not yet commenced any of the studies. In addition, the subsequent discovery of previously unknown problems with the product may result in restrictions on the product, including withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, disgorgement of money, operating restrictions and criminal prosecution.
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
     Our success will depend in part on our ability to develop and commercialize future products based on different technology than the technology on which the Zegerid family of products is based. Our internal development efforts will be time-consuming and expensive and may not be successful in developing new products. We may not be able to identify appropriate licensing or acquisition opportunities to expand and diversify our pipeline of products. Even if we identify an appropriate product, competition for it may be intense. We may not be able to successfully negotiate the terms of a license or acquisition agreement on commercially acceptable terms. The negotiation of agreements to obtain rights to additional products or to acquire companies or their products or product lines could divert our management’s time and resources from other elements of our existing business. Moreover, we may be unable to finance the licensing or other acquisition of a new product or an acquisition target. If we issue shares of our common stock in one or more significant acquisitions, our stockholders could suffer significant dilution of their ownership interests. We might also incur debt or experience a decrease in cash available for our operations, or incur contingent liabilities and amortization expenses relating to identifiable intangible assets, in connection with any future acquisitions.
     Even if we can develop or acquire new products, our growth and acquisition strategy depends upon the successful integration of licensed or acquired products or companies with our existing products and business. Any failure of this integration process could delay new product development and introduction, impair our ability to market and sell our products and adversely affect our reputation.

Any products we develop in the future likely will require significant product and clinical development activities and ultimately may not be approved by the FDA, and any failure or delays associated with these activities or the FDA’s approval of such products would increase our costs and time to market.
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
     Product development is generally a long, expensive and uncertain process. Successful development of product formulations depends on many factors, including:
•	our ability to select key components, establish a stable formulation and optimize taste and other sensory characteristics;

•	our ability to develop a product that demonstrates our intended safety and efficacy profile; and

•	our ability to transfer from development stage to commercial-scale operations and the costs associated with commercial manufacturing.
     Any delays we encounter during our product development activities would in turn adversely affect our ability to commercialize the product under development.
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
     There have been a number of legislative and regulatory proposals aimed at changing the healthcare system and pharmaceutical industry, including reductions in the cost of prescription products, changes in the levels at which consumers and healthcare providers are reimbursed for purchases of pharmaceutical products, proposals concerning reimportation of pharmaceutical products and proposals concerning safety matters. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 provides a new Medicare prescription drug benefit, which became effective in January 2006, and mandates other reforms. Although we cannot predict the full effect on our business of the implementation of this new legislation, it is possible that the new benefit, which is managed by private health insurers, pharmacy benefit managers and other managed care organizations, will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. This could harm our ability to market our products and generate revenues. It is also possible that other proposals will be adopted. As a result of the new Medicare prescription drug benefit or any other proposals, we may determine to change our current manner of operation, provide additional benefits or change our contract arrangements, any of which could harm our ability to operate our business efficiently, obtain collaborators and raise capital.
We face a risk of product liability claims and may not be able to obtain adequate insurance.
     Our business exposes us to potential liability risks that may arise from the clinical testing of our products and the manufacture and sale of Zegerid Capsules, Zegerid Powder for Oral Suspension and any other products we ultimately commercialize. These risks exist even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA. Any product liability claim or series of claims brought against us could significantly harm our business by, among other things, reducing demand for our products, injuring our reputation and creating significant adverse media attention and costly litigation. Plaintiffs have received substantial damage awards in some jurisdictions against pharmaceutical companies based upon claims for injuries allegedly caused by the use of their products. Any judgment against us that is in excess of our insurance policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Although we have product and clinical trials liability insurance with a coverage limit of $10.0 million, this coverage may prove to be inadequate. Furthermore, we cannot be certain that our current insurance coverage will continue to be available for our commercial or clinical trial activities on reasonable terms, if at all. Further, we may not have sufficient capital resources to pay a judgment, in which case our creditors could levy against our assets, including our intellectual property.
We rely on third parties to perform many necessary services for our commercial products, including services related to the distribution, storage and transportation of our products.
     We have retained third-party service providers to perform a variety of functions related to the sale and distribution of our products, key aspects of which are out of our direct control. For example, we rely on one third-party service provider to provide key services related to warehousing and inventory management, distribution, contract administration and chargeback processing, accounts receivable management and call center management. We place substantial reliance on this provider as well as other third-party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, our ability to deliver product to meet commercial demand would be significantly impaired. In addition, we utilize third parties to perform various other services for us relating to sample accountability and regulatory monitoring, including adverse event reporting, safety database management and other product maintenance services. If the quality or accuracy of the data maintained by these service providers is insufficient, our ability to continue to market our products could be jeopardized or we could be subject to regulatory sanctions. We do not currently have the internal capacity to perform these important commercial functions, and we may not be able to maintain commercial arrangements for these services on reasonable terms.
Our reliance on third-party clinical investigators and clinical research organizations may result in delays in completing, or a failure to complete, clinical trials or we may be unable to use the clinical data gathered if they fail to comply with regulatory requirements or perform under our agreements with them.
     As an integral component of our clinical development programs, we engage clinical investigators and clinical research organizations, or CROs, to enroll patients and conduct and manage our clinical studies. As a result, many key aspects of this process have been and will be out of our direct control. If the CROs and other third parties that we rely on for patient enrollment and other portions of our clinical trials fail to perform the clinical trials in a satisfactory manner and in compliance with applicable U.S. and foreign regulations, or fail to perform their obligations under our agreements with them, we could face significant delays in completing our clinical trials. For example, the FDA has inspected and will continue to inspect certain of our CROs’ operations and trial procedures and may issue notices of any observations of failure to comply with FDA-approved good clinical practices and other regulations. If our CROs or clinical investigators are unable to respond to such notices of observations in a satisfactory manner or otherwise resolve any issues identified by the FDA or other regulatory authorities, we may be unable to use the data gathered at those sites. To the extent a single CRO conducts clinical trials for us for multiple products, the CRO’s failure to comply with U.S. and foreign regulations could negatively impact each of the trials. If these clinical investigators and CROs do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for or successfully commercialize our products.
If we are unable to attract and retain key personnel, our business will suffer.
     We are a small company and, as of January 31, 2006, had less than 350 employees. Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical, manufacturing, product development, business development and sales and marketing personnel. We may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, if we are unable to generate increased market demand for our Zegerid products, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results.
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
     The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve profitability. We have been engaged in developing and commercializing drugs and have consistently generated operating losses since our inception in December 1996. Our commercial activities, and continued product development and clinical activities will require significant expenditures. For the twelve months ended December 31, 2005, we had recognized only approximately $13.7 million in net sales of our products, and, as of December 31, 2005, we had an accumulated deficit of approximately $203.3 million. We expect to continue to incur additional operating losses and capital expenditures as we support the anticipated launch of Zegerid Capsules and continued marketing of Zegerid Powder for Oral Suspension, and continue our product development and clinical research programs.
We will need to raise additional funds to continue our operations and we may be unable to raise capital when needed.
     We believe that our current cash, cash equivalents and short-term investments, together with potential proceeds available from our Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge, will be sufficient to fund our operations for at least the next 12 months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed before that time. Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities. We may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financing. We likely will pursue raising additional funds during 2006 to support the further commercialization of our Zegerid products.
     In May 2005, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective in June 2005. On August 22, 2005, we sold 7,350,000 shares of our common stock that were registered under the universal shelf registration statement. The universal shelf registration statement may permit us, from time to time, to offer and sell up to an additional approximately $43.8 million of equity or debt securities. However, there can be no assurance that we will be able to complete any such offerings of securities. Factors influencing the availability of additional financing include the progress of our commercial activities, investor perception of our prospects and the general condition of the financial markets, among others.
     In February 2006, we entered into the CEFF which may entitle us to sell and obligate Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. We filed a resale shelf registration statement on Form S-3 with the Securities and Exchange Commission to facilitate Kingsbridge’s public resale of shares of our common stock which it may acquire from us from time to time in connection with our draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that we issued to Kingsbridge in connection with the CEFF. The resale shelf registration statement was declared effective in February 2006. There can be no assurance that we will be able to complete any draw downs under the CEFF. Factors influencing our ability to complete draw downs include conditions such as a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; our ability to maintain the effectiveness of the shelf registration statement; and the continued listing of our stock on the Nasdaq National Market.
     We cannot be certain that our existing cash and marketable securities resources, including under the CEFF, will be adequate, and failure to obtain adequate financing may adversely affect our ability to continue to operate as a going concern. We also cannot be certain that additional funding will be available to us on acceptable terms, or at all. For example, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. To the extent that we raise additional capital by issuing equity securities, our stockholders’ ownership will be diluted. Any debt financing we enter into may involve covenants that restrict our operations. If adequate funds are not available on terms acceptable to us at that time, our ability to achieve profitability or to respond to competitive pressures would be significantly limited, and we may be required to delay, scale back or eliminate some or all of our product and clinical development programs, delay the launch of our future products or restructure our business.
The Committed Equity Financing Facility that we entered into with Kingsbridge may not be available to us if we elect to make a draw down, may require us to make additional “blackout” or other payments to Kingsbridge, and may result in dilution to our stockholders.
     The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; the continued effectiveness of the shelf registration statement; and the continued listing of our stock on the Nasdaq National Stock market. In addition, Kingsbridge is permitted to terminate the CEFF if it determines that a material and adverse event has occurred affecting our business, operations, properties or financial condition and if such condition continues for a period of 10 days from the date Kingsbridge provides us notice of such material and adverse event. Moreover, our ability to fully utilize the CEFF as a source of future financings may be limited by the maximum number of 8,853,165 shares issuable under the CEFF consistent with Nasdaq National Market listing requirements. If we are unable to access funds through the CEFF, or if the CEFF is terminated by Kingsbridge, we may be unable to access capital on favorable terms or at all.
     We are entitled in certain circumstances, to deliver a blackout notice to Kingsbridge to suspend the use of the shelf registration statement and prohibit Kingsbridge from selling shares thereunder. If we deliver a blackout notice in the 15 trading days following the settlement of a draw down, or if the shelf registration statement is not effective in circumstances not permitted by our agreement with Kingsbridge, then we must make a payment to Kingsbridge, or issue Kingsbridge additional shares in lieu of the payment, calculated on the basis of the number of shares held by Kingsbridge (exclusive of shares that Kingsbridge may hold pursuant to exercise of the Kingsbridge warrant) and the change in the market price of our common stock during the period in which the use of the shelf registration statement is suspended. If the trading price of our common stock declines during a suspension of the shelf registration statement, the blackout or other payment could be significant.

     If we sell shares to Kingsbridge under the CEFF, or issue shares in lieu of a blackout payment, it will have a dilutive effective on the holdings of our current stockholders, and may result in downward pressure on the price of our common stock. If we draw down under the CEFF, we will issue shares to Kingsbridge at a discount of up to 10% from the volume weighted average price of our common stock. If we draw down amounts under the CEFF when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price.
Our quarterly financial results are likely to fluctuate significantly because our sales prospects are uncertain.
     Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the commercial success of, and demand for, Zegerid Capsules and Zegerid Powder for Oral Suspension, as well as any other products we may develop are uncertain and therefore our sales prospects are uncertain. The level of our revenues, if any, and results of operations at any given time will be based primarily on the following factors:
•	commercial success of Zegerid Capsules and Zegerid Powder for Oral Suspension;

•	our ability to maintain a productive sales force;

•	demand and pricing of products we may offer;

•	physician and patient acceptance of our products;

•	levels of third-party reimbursement for our products;

•	interruption in the manufacturing or distribution of our products;

•	our ability to obtain regulatory approval for Zegerid Chewable Tablets and any other products we develop;

•	results of our clinical trials;

•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

•	legislative changes affecting the products we may offer or those of our competitors; and

•	the effect of competing technological and market developments.
     It will be difficult for us to forecast demand for our products with any degree of certainty, particularly during the early stages of our sales efforts for our products. In addition, we will continue to incur significant operating expenses as we continue to support the marketing of our Zegerid products. Accordingly, we may experience significant, unanticipated quarterly losses. Because of these factors, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline significantly.
Our short operating history makes it difficult to evaluate our business and prospects.
     We were incorporated in December 1996 and have only been conducting operations with respect to our Zegerid family of products since January 2001. We launched the commercial sale of our first product in October 2004. Our operations to date have involved organizing and staffing our company, acquiring, developing and securing our technology, undertaking product development and clinical trials for our products, commercially launching Zegerid Powder for Oral Suspension and preparing for the commercial launch of Zegerid Capsules. We have limited experience selling and marketing our products, and we have not yet demonstrated an ability to successfully commercialize our products. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing products.

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
     For example, in accordance with new standards finalized in December 2004, the Financial Accounting Standards Board is requiring all companies to treat the fair value of stock options granted to employees as an expense effective no later than the beginning of the first fiscal year beginning after June 15, 2005. Currently, we are generally not required to record compensation expense in connection with stock option grants to employees, and we have relied heavily on stock options to motivate existing employees and attract new employees. For the quarter ending March 31, 2006, we and other companies will be required to record a compensation expense equal to the fair value of each stock option granted. The change will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The specific impact of the new standards, however, cannot be predicted at this time because it will depend on levels of stock options or other share-based payments granted in the future. When we are required to expense the fair value of stock option grants, it may reduce the attractiveness of granting stock options. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees.
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
     To date, five U.S. patents have been issued relating to technology we license from the University of Missouri and several U.S. patent applications are pending. In addition, several international or foreign counterpart patent applications are pending or have issued. The initial U.S. patent from the University of Missouri does not have corresponding international or foreign counterpart applications and there can be no assurance that we will be able to obtain foreign patent rights to protect our products in all foreign countries of interest. We consult with the University of Missouri in its pursuit of the patent applications that we have licensed, but the University of Missouri remains primarily responsible for prosecution of the applications. We cannot control the amount or timing of resources that the University of Missouri devotes on our behalf. It may not assign as great a priority to prosecution of patent applications relating to technology we license as we would if we were undertaking such prosecution ourselves. As a result of this lack of control and general uncertainties in the patent prosecution process, we cannot be sure that any additional patents will ever be issued. Issued patents generally require the payment of maintenance or similar fees to continue their validity. We rely on the University of Missouri to do this, subject to our obligation to provide reimbursement, and the University’s failure to do so could result in the forfeiture of patents not maintained.
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
     Trademarks. Our trademarks will be important to our success and competitive position. We have received U.S. and European Union, or EU, trademark registration for our corporate name, Santarus®. We also have received U.S. trademark registration and have applied for trademark registration in the EU, Canada and Japan for our brand name, Zegerid®, and have applied for trademark registration for various other names and logos. The EU trademark application for our brand name, Zegerid, is currently in an opposition proceeding. Any objections we receive from the PTO, foreign trademark authorities or third parties relating to our pending applications could require us to incur significant expense in defending the objections or establishing alternative names. There is no guarantee we will be able to secure any of our pending trademark applications with the PTO or comparable foreign authorities.
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
     The products we currently market, and those we may market in the future, may infringe patent and other rights of third parties. In addition, our competitors, many of which have substantially greater resources than us and have made significant investments in competing technologies or products, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use and sell products either in the U.S. or international markets. Intellectual property litigation in the pharmaceutical industry is common, and we expect this to continue. In particular, intellectual property litigation among companies targeting the treatment of upper GI diseases and disorders is particularly common and may increase due to the large market for these products.
     AstraZeneca plc, as well as other competitors and companies, including aaiPharma, TAP Pharmaceutical Products Inc. and Takeda Chemical Industries Ltd., hold various other patents relating to omeprazole and PPI products generally and could file an infringement suit claiming our current products infringe their patents. Our third-party manufacturers may also receive claims of infringement and could be subject to injunctions and temporary or permanent exclusionary orders in the U.S. or in the countries in which they are based. While we believe that we would have meritorious defenses to such claims, the outcome of any such litigation is uncertain and defending such litigation would be expensive, time-consuming and distracting to management.
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
     Our common stock had not been publicly traded prior to our initial public offering, which was completed in April 2004, and an active trading market may not develop or be sustained. We have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of specialty pharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. For example, during the year ended December 31, 2005, the trading prices for our common stock ranged from a high of $9.19 to a low of $2.80, and on January 31, 2006, the closing trading price for our common stock was $6.27.
     The trading price of our common stock may continue to fluctuate substantially as a result of one or more of the following factors:
•	announcements concerning our commercial activities, product development programs, results of our clinical trials or status of our regulatory submissions;

•	the publication of prescription trend data concerning our products or competitive products;

•	regulatory developments and related announcements in the U.S., including announcements by the FDA, and foreign countries;

•	disputes or other developments concerning proprietary rights, including patents and trade secrets, litigation matters, and our ability to patent or otherwise protect our products and technologies;

•	conditions or trends in the pharmaceutical and biotechnology industries;

•	fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	changes in, or our failure to meet or exceed, investors’ and securities analysts’ expectations;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	actual or anticipated fluctuations in our or our competitors’ quarterly or annual operating results;

•	sales of large blocks of our common stock, including sales by Kingsbridge under the CEFF, our executive officers, directors or venture capital investors;

•	announcements concerning draw downs under the CEFF, takedowns under our existing universal shelf registration statement or other developments relating to the CEFF, universal shelf registration statement or our other financing activities;

•	our entering into licenses, strategic partnerships and similar arrangements, or the termination of such arrangements;

•	acquisition of products or businesses by us or our competitors;

•	announcements made by, or events affecting, our co-promotion partner, our suppliers or other third parties that provide services to us;

•	litigation and government inquiries; or

•	economic and political factors, including wars, terrorism and political unrest.
Our stock price could decline and our stockholders may suffer dilution in connection with future issuances of equity or debt securities.
     Although we believe that our current cash, cash equivalents and short-term investments, together with potential proceeds available from the CEFF with Kingsbridge, will be sufficient to fund our operations for at least the next 12 months, we likely will pursue raising additional funds during 2006 to support the further commercialization of our Zegerid products. Accordingly, we may conduct substantial future offerings of equity or debt securities, which, in turn, could cause our stock price to decline.
     In February 2006, we entered into the CEFF which may entitle us to sell and obligate Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. In February 2006, the Securities and Exchange Commission declared effective a resale shelf registration statement to facilitate Kingsbridge’s public resale of shares of our common stock which it may acquire from us from time to time in connection with our draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that we issued to Kingsbridge in connection with the CEFF. In May 2005, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective in June 2005. On August 22, 2005, we sold 7,350,000 shares of our common stock that were registered under the universal shelf registration statement. The universal shelf registration statement may permit us, from time to time, to offer and sell up to an additional approximately $43.8 million of equity or debt securities. Some of these securities may be shares of our common stock or securities convertible into shares of our common stock and all of these securities would be available for immediate resale in the market. We may issue and sell all of these securities at any time and from time to time until the date that is two years from the date of effectiveness of the universal registration statement.
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
     Persons who were our stockholders prior to the sale of shares in our initial public offering continue to hold a substantial number of shares of our common stock that they generally are currently able to sell in the public market. Significant portions of these shares are held by a small number of stockholders. Sales by our current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Similarly, sales by Kingsbridge of any shares that we may sell to it under the CEFF from time to time or upon the exercise of the warrant to purchase 365,000 shares of common stock that we issued to Kingsbridge in connection with the CEFF, or the expectation that sales may occur, could significantly reduce the market price of our common stock. Moreover, the holders of a substantial number of shares of common stock, including shares issuable upon exercise of outstanding warrants, may have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders.
     We have also registered all common stock that we may issue under our employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. In addition, certain of our executive officers, including our president and chief executive officer, have established programmed selling plans under Rule 10b5-1 of the Securities Exchange Act for the purpose of effecting sales of common stock, and other employees and affiliates, including our directors and other executive officers, may choose to establish similar plans in the future. If any of our stockholders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital.
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
     Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the Securities and Exchange Commission and by the Nasdaq National Market, will result in increased costs to us. In particular, we incurred additional administrative expense in connection with the implementation of Section 404 of the Sarbanes-Oxley Act, which required management to report on, and our independent registered public accounting firm to attest to, our internal controls as of December 31, 2005, and we will incur additional administrative expenses as we continue to comply with Section 404 for future periods. In addition, the new rules could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. If we fail to comply with any of these laws or regulations, or if our auditors cannot timely attest to our evaluation of our internal controls, we could be subject to regulatory scrutiny and a loss of public confidence in our corporate governance or internal controls, which could have an adverse effect on our business and our stock price.
Our executive officers and directors and their affiliates may exercise influence over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.
     Our executive officers and directors and their affiliates together control approximately 11.8% of our outstanding common stock, as of December 31, 2005. As a result, these stockholders may collectively be able to influence matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
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

	High	Low
Year Ended December 31, 2004
Second Quarter	$15.88	$8.67
Third Quarter	$14.99	$8.69
Fourth Quarter	$10.80	$8.36
Year Ended December 31, 2005
First Quarter	$9.19	$4.34
Second Quarter	$4.99	$2.80
Third Quarter	$6.55	$3.85
Fourth Quarter	$6.91	$4.97
     As of February 15, 2006, there were approximately 114 holders of record of our common stock.
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
Issuer Purchases of Equity Securities
     We presently have no publicly announced share repurchase plan or program. All repurchased shares of common stock described in the following table were initially issued as equity incentive awards to employees, directors or consultants in the form of restricted stock or upon the exercise of early-exercisable but unvested stock options. All repurchases were made upon forfeiture of shares of common stock by the recipient of such equity incentive awards in connection with the termination of employment or other service relationship with us. Pursuant to the award agreements governing such grants, the repurchase price for all shares was equal to the price per share initially paid by the recipient. The following table provides information relating to our repurchase of shares of our common stock in the fourth quarter of 2005.

Maximum Number
			Total	(or Approximate
			Number of Shares	Dollar Value)
	Total Number		Purchased as Part	of Shares That May
	of	Average	of Publicly	Yet Be Purchased
	Shares	Price Paid Per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
October 2005	—	$—	—	—
November 2005	596	1.75	—	—
December 2005	774	5.25	—	—

Total	1,370

Item 6. Selected Financial Data
     The selected statement of operations data for the years ended December 31, 2002 and 2001, and the selected balance sheet data as of December 31, 2003, 2002 and 2001, are derived from audited financial statements, which have been audited by our independent registered public accounting firm for such years and as of such dates, which are not included in this Form 10-K. The selected statement of operations data for the years ended December 31, 2005, 2004 and 2003 and the selected balance sheet data as of December 31, 2005 and 2004, are derived from the audited financial statements for such years and as of such dates, which are included elsewhere in this Form 10-K. You should read these selected financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Product sales, net	$13,667	$634	$—	$—	$—
Sublicense and co-promotion revenue	12,857	714	—	8,000	—

Total revenues	26,524	1,348	—	8,000	—
Costs and expenses:
Cost of sales	2,129	1,968	—	—	—
License fees and royalties	3,414	5,089	1,000	1,400	1,294
Research and development	10,402	23,199	13,176	15,398	5,672
Selling, general and administrative	77,653	48,306	6,548	6,034	3,241
Stock-based compensation	2,628	5,672	2,252	277	87

Total costs and expenses	96,226	84,234	22,976	23,109	10,294

Loss from operations	(69,702)	(82,886)	(22,976)	(15,109)	(10,294)
Interest and other income, net	4,716	1,391	465	414	726

Net loss	(64,986)	(81,495)	(22,511)	(14,695)	(9,568)
Accretion to redemption value of redeemable convertible preferred stock	—	(1,124)	(2,940)	—	—
Beneficial conversion of short-term notes payable to related parties	—	—	—	—	(135)

Net loss attributable to common stockholders	$(64,986)	$(82,619)	$(25,451)	$(14,695)	$(9,703)

Basic and diluted net loss per share	$(1.66)	$(3.30)	$(13.71)	$(9.13)	$(7.08)

Weighted average shares outstanding to calculate basic and diluted net loss per share	39,188	25,017	1,857	1,610	1,371

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$69,367	$114,008	$45,648	$11,804	$22,281
Working capital	59,572	94,346	42,376	7,697	21,526
Total assets	79,935	122,216	48,188	14,207	24,332
Deferred revenue, less current portion	8,571	11,429	—	—	—
Long-term debt, less current portion	—	38	224	479	—
Redeemable convertible preferred stock	—	—	57,625	—	—
Total stockholders’ equity (deficit)	54,520	85,843	(13,751)	9,074	23,288

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Selected Quarterly Financial Data:
2005:
Product sales, net	$1,449	$3,085	$4,164	$4,969
Total revenues	12,163	3,800	4,878	5,683
Cost of sales	258	506	612	753
Total costs and expenses	28,490	23,892	21,600	22,244
Net loss	(13,567)	(19,543)	(16,086)	(15,790)
Net loss attributable to common stockholders	(13,567)	(19,543)	(16,086)	(15,790)
Basic and diluted net loss per share	(0.37)	(0.54)	(0.40)	(0.35)
2004:
Product sales, net	$—	$—	$—	$634
Total revenues	—	—	—	1,348
Cost of sales	—	—	—	1,968
Total costs and expenses	10,301	17,109	21,640	35,184
Net loss	(10,187)	(16,856)	(21,192)	(33,260)
Net loss attributable to common stockholders	(11,311)	(16,856)	(21,192)	(33,260)
Basic and diluted net loss per share	(4.94)	(0.61)	(0.62)	(0.92)
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
Overview
     We are a specialty pharmaceutical company focused on acquiring, developing and commercializing proprietary products that treat gastrointestinal diseases and disorders and enhance the quality of life for patients. The primary focus of our current efforts is the development and commercialization of next generation proton pump inhibitor, or PPI, products — the most frequently prescribed drugs for the treatment of many upper gastrointestinal, or GI, diseases and disorders.
     Our Zegerid products are the first immediate-release oral PPIs to be developed for the U.S. market. The formulations are based on patented technology and utilize antacids to protect the omeprazole from acid degradation in the stomach, allowing the omeprazole to be quickly absorbed into the bloodstream. Although other marketed oral PPIs enjoy widespread use due to their potent acid suppression, favorable safety profile and once-a-day dosing, they are available only in delayed-release, enteric-coated formulations. While the enteric coating protects the PPI from acid degradation, it also delays absorption until the PPI reaches the less acidic small intestine. Our immediate-release Zegerid products do not have enteric coatings and are designed to be absorbed rapidly, while providing a duration of effect similar to delayed-release PPIs.
     We received approval from the U.S. Food and Drug Administration, or FDA, to market Zegerid Capsules in February 2006 for the treatment of heartburn and other symptoms associated with gastroesophageal reflux disease, or GERD, treatment and maintenance of healing of erosive esophagitis and treatment of duodenal and gastric ulcers. We received approval from the FDA to market Zegerid Powder for Oral Suspension for these same indications in 2004. In addition, Zegerid Powder for Oral Suspension is approved for the reduction of risk of upper GI bleeding in critically ill patients, and is currently the only PPI product approved for this indication.
     We plan to commercially launch Zegerid Capsules in March or April 2006 through our greater than 250-member commercial organization, which includes approximately 200 field sales representatives, who are currently promoting Zegerid Powder for Oral Suspension. Our sales representatives have an average of five years of pharmaceutical sales experience, with many also having prior PPI selling experience. To support our sales and marketing efforts, we entered into a co-promotion agreement with Otsuka America Pharmaceutical, Inc., or Otsuka America, under which Otsuka America’s approximately 170 field sales representatives are co-promoting Zegerid Powder for Oral Suspension and will also co-promote Zegerid Capsules to our targeted physicians.

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
     In January 2001, we entered into an exclusive, worldwide license agreement with the University of Missouri, under which we licensed rights to all of its patents and patent applications relating to specific formulations of immediate-release PPIs with antacids for treating upper GI diseases and disorders. This licensed technology forms the basis of our Zegerid family of products. We paid the University of Missouri an upfront licensing fee of $1.0 million in 2001 and a one-time $1.0 million milestone fee upon the filing of our first NDA in 2003. In July 2004, we paid a one-time $5.0 million milestone fee based upon the FDA’s approval of Zegerid Powder for Oral Suspension 20 mg, and we are required to make additional milestone payments to the University of Missouri upon the achievement of certain regulatory events related to obtaining approvals outside the U.S., which may total up to $3.5 million in the aggregate. We are required to make milestone payments, up to a maximum of $86.3 million, based on first-time achievement of significant sales thresholds, and to pay royalties on net sales of our products. We are also required to pay the University of Missouri a portion on any sublicense fees, milestone payments or royalties that we receive from any sublicense.
     In June 2002, under a strategic sublicense agreement, we granted TAP Pharmaceutical Products Inc., or TAP, the North American rights to develop, manufacture and sell products resulting from the use of our immediate-release PPI technology with lansoprazole and derivatives of lansoprazole. We received an upfront fee of $8.0 million in July 2002 and a $10.0 million milestone payment in February 2005 related to TAP’s development activities. We received the February 2005 milestone after we prevailed in an alternative dispute resolution proceeding in which we alleged that TAP had achieved a development milestone. We paid 15% of the upfront fee and the February 2005 milestone to the University of Missouri. In January 2006, we received notice from TAP that TAP is exercising its right to terminate the sublicense agreement effective March 7, 2006.
     We have a non-exclusive agreement with Otsuka America, under which Otsuka America is co-promoting Zegerid Powder for Oral Suspension and will co-promote Zegerid Capsules to targeted U.S. physicians. We originally entered into the agreement in October 2004 and amended the terms of the agreement in January 2006. Under the agreement, we received a $15.0 million upfront payment from Otsuka America, and have agreed to pay Otsuka America a royalty on total U.S. net sales of Zegerid Powder for Oral Suspension and Zegerid Capsules. The agreement will terminate automatically on December 31, 2009, unless terminated sooner. In addition to other more limited termination rights, either party may terminate the agreement at any time following June 30, 2007, by providing at least 120 days prior written notice.
     We have incurred significant losses since our inception. We had an accumulated deficit of approximately $203.3 million as of December 31, 2005. These losses have resulted principally from costs incurred in connection with license fees, research and development activities, including costs of clinical trial activities associated with our current products, commercialization activities and general and administrative expenses.
     We expect to continue to incur additional operating losses and capital expenditures as we support the commercial launch of Zegerid Capsules and our commercial organization, enhance our product portfolio through internal development, product and patent licensing or strategic acquisitions and fund our administrative support activities.
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
     On May 12, 2005, we filed a universal shelf registration statement on Form S-3 covering equity or debt securities with the Securities and Exchange Commission, which was declared effective on June 16, 2005. On August 22, 2005, we completed an offering of 7,350,000 shares of common stock registered under the universal shelf registration statement at a price of $4.25 per share, raising net proceeds of approximately $29.0 million, net of placement agents’ fees and offering costs.
     In February 2006, we entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge, which may entitle us to sell and obligate Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. In connection with the CEFF, we entered into a common stock purchase agreement and registration rights agreement, and we also issued a warrant to Kingsbridge to purchase 365,000 shares of our common stock at a price of $8.2836 per share. The warrant is fully exercisable beginning after the six month anniversary of the agreement for a period of five years thereafter. On February 3, 2006, we filed a resale shelf registration statement on Form S-3 with the Securities and Exchange Commission to facilitate Kingsbridge’s public resale of shares of our common stock which it may acquire from us from time to time in connection with our draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that we issued to Kingsbridge in connection with the CEFF. The resale shelf registration statement was declared effective on February 13, 2006.
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 1 to our financial statements included in this Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.
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
     We are obligated to accept from customers the return of products that are within six months of their expiration date or 12 months beyond their expiration date. We authorize returns for damaged products and exchanges for expired products in accordance with our return goods policy and procedures, and have established allowances for such amounts at the time of sale. We commercially launched Zegerid Powder for Oral Suspension 20 mg in October 2004 and Zegerid Powder for Oral Suspension 40 mg in February 2005, and through December 31, 2005, we have had product returns of approximately $889,000. Given our limited history, we have established our allowances for potential product returns based on an analysis of product shipments to our wholesale distributors in excess of prescription demand for Zegerid Powder for Oral Suspension. Although we believe that our estimates and assumptions are reasonable as of the date when made, actual results may differ significantly from these estimates. Our financial position, results of operations and cash flows may be materially and negatively impacted if actual returns exceed our estimated allowance for returns.
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
Inventories and Related Reserves
     Inventories are stated at the lower of cost (FIFO) or market and consist of finished goods and raw materials used in the manufacture of our Zegerid Powder for Oral Suspension product. We provide reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and on firm purchase commitments and inventory in the distribution channel, compared to forecasts of future sales.
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
Income Taxes
     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase our income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. We had $76.7 million as of December 31, 2005 and $54.1 million as of December 31, 2004 in gross deferred tax assets, which were fully offset by a valuation allowance.
     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. Please see our audited financial statements and notes thereto included elsewhere in this Form 10-K, which contain accounting policies and other disclosures required by GAAP.
Results of Operations
Comparison of Years Ended December 31, 2005, 2004 and 2003
     Product Sales, Net. Product sales, net were $13.7 million for 2005 and consisted of sales of Zegerid Powder for Oral Suspension 20 mg, which we commercially launched in the U.S. in October 2004, and sales of Zegerid Powder for Oral Suspension 40 mg, which we commercially launched in the U.S. in February 2005. Product sales, net were $634,000 for 2004 and consisted of sales of Zegerid Powder for Oral Suspension 20 mg. There were no revenues from product sales in 2003.
     Sublicense and Co-Promotion Revenue. Sublicense and co-promotion revenue was $12.9 million for 2005 and $714,000 for 2004. There were no sublicense and co-promotion revenues in 2003. Sublicense and co-promotion revenue consisted of co-promotion revenue from the $15.0 million upfront fee received pursuant to our co-promotion agreement with Otsuka America entered into in October 2004, which is being amortized to revenue over the term of the agreement through December 31, 2009. Additionally, in 2005, sublicense and co-promotion revenue consisted of the $10.0 million milestone payment we received from TAP in February 2005 related to TAP’s development activities. We received the February 2005 milestone payment after we prevailed in an alternative dispute resolution proceeding in which we alleged that TAP had achieved a development milestone.
     Cost of Sales. Cost of sales was $2.1 million for 2005 and $2.0 million for 2004, or approximately 16% and 310% of net product sales, respectively. There was no cost of sales in 2003. Cost of sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of Zegerid Powder for Oral Suspension. Cost of sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments and inventory in the distribution channel, compared to forecasts of future sales. Based upon review of initial prescription trends for Zegerid Powder for Oral Suspension 20 mg subsequent to its commercial launch in October 2004, and in light of our receipt of FDA approval to market Zegerid Powder for Oral Suspension 40 mg in December 2004, commercial inventory reserves of approximately $1.6 million were recorded in cost of sales in 2004.
     License Fees and Royalties. License fees and royalties were $3.4 million for 2005, $5.1 million for 2004 and $1.0 million for 2003. License fees and royalties consisted of royalties due to the University of Missouri and Otsuka America based upon net product sales in 2005 and 2004. Additionally, in 2005, license fees and royalties included $1.5 million paid to the University of Missouri, which represented 15% of the milestone fee received pursuant to our strategic sublicense agreement with TAP, and in 2004, license fees and royalties included the one-time $5.0 million milestone fee paid to the University of Missouri based upon the FDA’s approval of Zegerid Powder for Oral Suspension 20 mg. License fees and royalties in 2003 consisted of our $1.0 million milestone fee paid to the University of Missouri upon the filing of our first NDA.
     Research and Development. Research and development expenses were $10.4 million for 2005, $23.2 million for 2004 and $13.2 million for 2003. Research and development expenses consist primarily of costs associated with clinical trials of our products under development as well as clinical studies designed to further differentiate our products from those of our competitors or to obtain additional labeling indications, costs of developing and manufacturing our products under development, compensation and other expenses related to research and development personnel and facilities expenses. The $12.8 million decrease in our research and development expenses from 2004 to 2005 was primarily attributable to spending in 2004 associated with our clinical trial to evaluate the safety of Zegerid Powder for Oral Suspension 40 mg, our clinical trial evaluating Zegerid Powder for Oral Suspension as compared to Protonix (delayed-release pantoprazole capsules) for control of nocturnal gastric acidity, our pivotal PK/PD clinical trials evaluating Zegerid Capsules and Zegerid Chewable Tablets and the user fee associated with the submission of our NDA for Zegerid Powder for Oral Suspension 40 mg in February 2004. There were no costs associated with these activities in 2005. Additionally, a decrease in costs associated with preparation for commercial manufacturing of Zegerid Powder for Oral Suspension and the formulation development and production of clinical trial materials for Zegerid Capsules and Zegerid Chewable Tablets contributed to the decrease in our research and development expenses.
     The $10.0 million increase in our research and development expenses from 2003 to 2004 was primarily attributable to increased costs associated with preparation for commercial manufacturing of Zegerid Powder for Oral Suspension, the formulation development and production of clinical trial materials for Zegerid Capsules and Zegerid Chewable Tablets, and the hiring of additional personnel. The increase was also attributable to the initiation and completion of pivotal PK/PD clinical trials evaluating Zegerid Capsules, initiation of pivotal PK/PD clinical trials evaluating Zegerid Chewable Tablets, spending associated with our Phase IIIb clinical trial evaluating Zegerid Powder for Oral Suspension as compared to Protonix (delayed-release pantoprazole capsules) for control of nocturnal gastric acidity and payment of the user fee associated with the submission of our NDA for Zegerid Powder for Oral Suspension 40 mg in February 2004. These increases in our research and development expenses were offset in part by decreased clinical trial costs associated with our pivotal Phase III clinical trial evaluating Zegerid Powder for Oral Suspension 40 mg for the reduction of risk of upper GI bleeding in critically ill patients that was completed in June 2003 and completion of our clinical trial to evaluate the safety of Zegerid Powder for Oral Suspension 40 mg which was initiated in October 2003.
     Expenses related to clinical trials pursuant to contracts with research institutions and clinical research organizations represented 9% of our research and development expenses in 2005, 23% of our research and development expenses in 2004 and 31% of our research and development expenses in 2003. Accrued clinical trial expenses are based on estimates of the work completed under the contracts, milestones achieved and level of patient enrollment. Actual services performed, number of patients enrolled and the rate of patient enrollment may vary from our estimates, resulting in adjustments to clinical trial expenses in future periods. In the past, we have not experienced any material deviations between accrued clinical trial expenses and actual clinical trial expenses, and management does not anticipate material deviations in the future.
     Our research and development activities are primarily focused on the development of our Zegerid family of products, which are immediate-release formulations of the PPI omeprazole, in powder for oral suspension, capsule and chewable tablet dosage forms. We completed a pivotal pharmacokinetic/pharmacodynamic, or PK/PD, clinical trial for Zegerid Powder for Oral Suspension 20 mg in 2002, submitted an NDA to the FDA in 2003 and received FDA approval in June 2004. We also completed a pivotal PK/PD clinical trial in 2002, as well as a pivotal Phase III clinical trial in critically ill patients in 2003, for Zegerid Powder for Oral Suspension 40 mg, submitted an NDA to the FDA in February 2004 and received FDA approval in December 2004. We conducted an open-label clinical trial to evaluate the safety of Zegerid Powder for Oral Suspension 40 mg as additional support for the FDA approval. During 2004, we also conducted a clinical trial evaluating Zegerid Powder for Oral Suspension as compared to Protonix® (delayed-release pantoprazole capsules) for control of nocturnal gastric acidity. In November 2004, we completed two pivotal PK/PD clinical trials evaluating Zegerid Capsules, submitted an NDA to the FDA in April 2005 and received FDA approval in February 2006. In February 2005, we completed two pivotal PK/PD clinical trials evaluating Zegerid Chewable Tablets and in May 2005, we submitted our NDA to the FDA seeking approval to market this product. From the time that we entered into our license agreement with the University of Missouri in January 2001 through December 31, 2005, our costs associated with the research and development of the Zegerid products have represented over 95% of our research and development expenses for all program areas. In addition, during the year ended December 31, 2005, costs associated with the research and development of the Zegerid products represented over 98% of our research and development expenses for all program areas.
     In the future, we may conduct additional clinical trials to further differentiate our Zegerid family of products, in addition to completing development of Zegerid Chewable Tablets. We have also committed, in connection with the approval of our NDAs for Zegerid Powder for Oral Suspension, to evaluate the product in pediatric populations, including PK/PD and safety studies. We are unable to estimate with any certainty the costs we will incur in the continued development of our Zegerid family of products. Although we are currently focused primarily on advancing our Zegerid family of products, we anticipate that we will make determinations as to which development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific and clinical merits of each project.
     Product development timelines and costs may vary significantly for each of our Zegerid products and are difficult to estimate. The lengthy process of seeking regulatory approvals, and the subsequent compliance with applicable regulations, requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations. Although we received FDA approval to market Zegerid Capsules and Zegerid Powder for Oral Suspension, we cannot be certain when or if we will realize any profits from these products or any of our other development projects.
     Selling, General and Administrative. Selling, general and administrative expenses were $77.7 million for 2005, $48.3 million for 2004 and $6.5 million for 2003. The $29.4 million increase in our selling, general and administrative expenses from 2004 to 2005 was primarily attributable to the recording of a full year’s costs related to our sales and marketing personnel, including our field sales organization hired in the second half of 2004. Additionally, outside services and professional fees associated with our commercial activities increased in 2005, including advertising and promotion and initiation of our speaker programs.
     The $41.8 million increase in our selling, general and administrative expenses from 2003 to 2004 was primarily attributable to the hiring of additional sales and marketing personnel, including our field sales organization in the second half of 2004. Additionally, outside services and professional fees associated with the commercial launch of our first product, Zegerid Powder for Oral Suspension 20 mg, increased in 2004, including advertising and promotion, holding our first national sales meeting, medical education and the cost of product samples.
     Stock-Based Compensation. We recorded non-cash compensation charges of $2.6 million in 2005, $5.7 million in 2004 and $2.3 million in 2003. In connection with the grant of stock options to employees, we recorded deferred compensation of $116,000 in 2005, $1.4 million in 2004 and $10.5 million in 2003. We recorded this amount as a component of stockholders’ equity and will amortize the amount as a charge to operations over the vesting period of the options. The compensation charges in 2005 related to research and development personnel in the amount of $890,000 and selling, general and administrative personnel in the amount of $1.7 million. The compensation charges in 2004 related to research and development personnel in the amount of $1.6 million and selling, general and administrative personnel in the amount of $4.1 million. The compensation charges in 2003 related to research and development personnel in the amount of $488,000 and selling, general and administrative personnel in the amount of $1.8 million.
     Interest and Other Income, Net. Interest and other income, net was $4.7 million in 2005, $1.4 million in 2004 and $465,000 in 2003. The $3.3 million increase from 2004 to 2005 was primarily attributable to interest income awarded to us in connection with the $10.0 million milestone we received from TAP after we prevailed in an alternative dispute resolution proceeding and higher interest income resulting from a higher rate of return on our cash, cash equivalents and short-term investments. The $926,000 increase from 2003 to 2004 was primarily attributable to an increase in interest income resulting from higher cash balances from our initial public offering of common stock in April 2004 and follow-on public offering of common stock in July 2004.

     Income Taxes. We have incurred net operating losses since inception and, consequently, have not recorded any federal or state income tax benefit. Our deferred tax assets primarily consist of net operating loss carryforwards and research and development tax credits. We have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As of December 31, 2005, we had federal and state tax net operating loss carryforwards of approximately $165.3 million and $135.8 million, respectively. These federal and state tax loss carryforwards are available to reduce future taxable income. If not utilized, the net operating loss carryforwards will begin expiring in 2012 for federal purposes and 2007 for state purposes. Annual limitations may result in the expiration of net operating loss and credit carryforwards before they are used. Under the provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income.
Liquidity and Capital Resources
     As of December 31, 2005, cash, cash equivalents and short-term investments were $69.4 million, compared to $114.0 million as of December 31, 2004, a decrease of $44.6 million. This decrease resulted primarily from our net loss for 2005 offset in part by the net proceeds of approximately $29.0 million we received in August 2005 upon completion of our registered direct offering of 7,350,000 shares of common stock.
     Net cash used in operating activities was $74.3 million for 2005, $47.4 million for 2004 and $20.9 million for 2003. The primary use of cash was to fund our net losses for these periods, adjusted for non-cash expenses, including $625,000 for 2005, $446,000 for 2004 and $312,000 for 2003 in depreciation and amortization, $2.6 million for 2005, $5.7 million for 2004 and $2.3 million for 2003 in stock-based compensation, and changes in operating assets and liabilities. Working capital uses of cash in 2005 included decreases in accounts payable and accrued liabilities, allowance for product returns and deferred revenue. Working capital sources of cash in 2004 included increases in accounts payable and accrued liabilities due to increased spending levels associated with the commercial launch of Zegerid Powder for Oral Suspension 20 mg and increased accrued compensation and benefits associated with our increase in personnel. Additionally, working capital sources of cash in 2004 included our establishment of an allowance for product returns and an increase in deferred revenue related to the $15.0 million upfront payment we received from Otsuka America in October 2004, which is being amortized over the term of the agreement.
     Net cash provided by investing activities was $84.5 million for 2005, and net cash used in investing activities was $54.1 million for 2004 and $32.1 million for 2003. These activities primarily consisted of purchases and sales and maturities of short-term investments. Additionally, in 2005, long-term restricted cash increased in connection with establishing a letter of credit under our vehicle lease agreements, and in 2004, we made deposits of approximately $1.0 million on certain manufacturing equipment.
     Net cash provided by financing activities was $30.7 million for 2005, $117.7 million for 2004 and $54.8 million for 2003. These activities consisted primarily of the issuance of common stock in our registered direct offering in 2005, initial public offering and our follow-on public offering in 2004 and private sales of preferred stock in 2003. Additionally, net cash provided by financing activities included proceeds received from the exercise of stock options in 2005, 2004 and 2003 and through the issuance of common stock under our employee stock purchase plan in 2005 and 2004.
     While we support the commercialization of Zegerid Capsules and as we continue to sponsor clinical trials for, seek regulatory approvals of, and develop and manufacture our current products and new product opportunities, we anticipate significant cash requirements for personnel costs, advertising and promotional activities, capital expenditures and investment in additional office space, internal systems and infrastructure.
     We currently rely on OSG Norwich Pharmaceuticals, Inc. as our manufacturer of Zegerid Capsules and Patheon, Inc. as our manufacturer of Zegerid Powder for Oral Suspension. We also purchase commercial quantities of the active ingredient from our omeprazole supplier. At December 31, 2005, we had finished goods and raw materials inventory purchase commitments of approximately $1.9 million.

     The following summarizes our long-term contractual obligations as of December 31, 2005:

		Payments Due by Period
		Less than	One to	Four to
Contractual Obligations	Total	One Year	Three Years	Five Years	Thereafter
	(in thousands)
Operating leases	$5,066	$2,445	$2,621	$—	$—
Equipment financing	38	38	—	—	—
Sponsored research agreements	113	113	—	—	—
Other long-term contractual obligations	590	589	1	—	—

Total	$5,807	$3,185	$2,622	$—	$—

     In November 2004, we entered into a master lease agreement giving us the ability to lease vehicles under operating leases. In connection with accepting delivery of vehicles and entering into lease obligations in January 2005, we established a letter of credit for $1.0 million naming the lessor as beneficiary. The letter of credit is fully secured by restricted cash and has automatic annual extensions. Each lease schedule has an initial term of 12 months from the date of delivery with successive 12-month renewal terms. We intend to lease each vehicle, on average, approximately 36 months. We guarantee a certain residual value at the lease termination date. As of December 31, 2005, we do not believe we will incur any significant losses associated with this guaranty.
     The amount and timing of cash requirements will depend on market acceptance of Zegerid Powder for Oral Suspension, Zegerid Capsules and any other products that may receive regulatory approval, the resources we devote to researching, developing, formulating, manufacturing, commercializing and supporting our products, and our ability to enter into third-party collaborations.
     We believe that our current cash, cash equivalents and short-term investments together with potential proceeds from the CEFF with Kingsbridge will be sufficient to fund our operations for at least the next 12 months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed before that time. Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities. We may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financing. We likely will pursue raising additional funds during 2006 to support the further commercialization of our Zegerid products.
     In May 2005, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective in June 2005. On August 22, 2005, we sold 7,350,000 shares of our common stock that were registered under the universal shelf registration statement. The universal shelf registration statement may permit us, from time to time, to offer and sell up to an additional approximately $43.8 million of equity or debt securities. However, there can be no assurance that we will be able to complete any such offerings of securities. Factors influencing the availability of additional financing include the progress of our commercial activities, investor perception of our prospects and the general condition of the financial markets, among others.
     In February 2006, we entered into the CEFF which may entitle us to sell and obligate Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. We filed a resale shelf registration statement on Form S-3 with the Securities and Exchange Commission to facilitate Kingsbridge’s public resale of shares of our common stock which it may acquire from us from time to time in connection with our draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that we issued to Kingsbridge in connection with the CEFF. The resale shelf registration statement was declared effective in February 2006. There can be no assurance that we will be able to complete any draw downs under the CEFF. Factors influencing our ability to complete draw downs include conditions such as a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; the continued effectiveness of the shelf registration statement; and the continued listing of our stock on the Nasdaq National Market.
     We cannot be certain that our existing cash and marketable securities resources, including under the CEFF, will be adequate, and failure to obtain adequate financing may adversely affect our ability to continue to operate as a going concern. We also cannot be certain that additional funding will be available to us on acceptable terms, or at all. For example, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. To the extent that we raise additional capital by issuing equity securities, our stockholders’ ownership will be diluted. Any debt financing we enter into may involve covenants that restrict our operations. If adequate funds are not available on terms acceptable to us at that time, our ability to achieve profitability or to respond to competitive pressures would be significantly limited, and we may be required to delay, scale back or eliminate some or all of our product and clinical development programs or delay the launch of our future products.
     As of December 31, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Recent Accounting Pronouncements
     On December 16, 2004, the Financial Accounting Standards Board, or FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123(R). SFAS No. 123(R) supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
     SFAS No. 123(R) must be adopted no later than the beginning of the first fiscal year beginning after June 15, 2005. We are required to adopt this new standard in the first quarter of our fiscal year ending March 31, 2006. SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements for SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits companies to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.
     As permitted by SFAS No. 123, through the end of 2005, we accounted for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options when the exercise price was equal to or in excess of the fair value of the stock at the date of grant. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in Note 1 to the financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2005, we did not have any holdings of derivative financial or commodity instruments, or any foreign currency denominated transactions, and all of our cash and cash equivalents were in money market funds and other highly liquid investments.
Item 8. Financial Statements and Supplementary Data
     See the list of financial statements filed with this report under Item 15 below.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Management’s Report on Internal Control Over Financial Reporting
     Internal control over financial reporting refers to the process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

     Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2005, the end of our most recent fiscal year. Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on management’s assessment of our internal control over financial reporting as of December 31, 2005, as stated in their report which is included herein.
     There has been no change in our internal control over financial reporting during the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting
The Board of Directors and Stockholders
Santarus, Inc.
     We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that Santarus, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Santarus, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that Santarus, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Santarus, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2005 of Santarus, Inc. and our report dated February 28, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Diego, California
February 28, 2006

Item 9B. Other Information
     Not applicable.

PART III
Item 10. Directors and Executive Officers of the Registrant
     The information required by this item will be contained in our definitive proxy statement, or Proxy Statement, to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2005, and is incorporated in this report by reference.
     We have adopted a Code of Business Conduct and Ethics that applies to our chief executive officer, chief financial officer, and to all of our other officers, directors and employees. The Code of Business Conduct and Ethics is available at the Corporate Governance section of the Investor Relations page on our website at www.santarus.com. We intend to disclose future amendments to, or waivers from, certain provisions of our Code of Business Conduct and Ethics on the above website within five business days following the date of such amendment or waiver.
Item 11. Executive Compensation
     The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.
Item 13. Certain Relationships and Related Transactions
     The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.
Item 14. Principal Accountant Fees and Services
     The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) Documents filed as part of this report.
     1. The following financial statements of Santarus, Inc. and Report of Independent Registered Public Accounting Firm, are included in this report:
     Report of Independent Registered Public Accounting Firm on Financial Statements
     Balance Sheets as of December 31, 2005 and 2004
     Statements of Operations for the years ended December 31, 2005, 2004 and 2003
     Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2005, 2004 and 2003
     Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
     Notes to Financial Statements
     2. List of financial statement schedules:
     Schedule II – Valuation and Qualifying Accounts
     Schedules not listed above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
     3. List of exhibits required by Item 601 of Regulation S-K. See part (b) below.
     (b) Exhibits. The following exhibits are filed as a part of this report:

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

3.3(2)	Certificate of Designations for Series A Junior Participating Preferred Stock

4.1(2)	Form of Common Stock Certificate

4.2(3)	Amended and Restated Investors’ Rights Agreement, dated April 30, 2003, among us and the parties named therein

4.3(3)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated May 19, 2003, among us and the parties named therein

4.4(3)†	Stock Restriction and Registration Rights Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

4.5(3)	Form of Series C Preferred Stock Purchase Warrant

4.6(3)	Form of Common Stock Purchase Warrant

4.7(3)	Warrant to Purchase Shares of Common Stock, dated April 30, 2003, issued to Rockport Venture Securities, LLC

4.8(2)	Rights Agreement, dated as of November 12, 2004, between us and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Santarus, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

Exhibit
Number	Description
4.9(4)	Warrant to Purchase Shares of Common Stock, dated February 3, 2006, issued by us to Kingsbridge Capital Limited

4.10(4)	Registration Rights Agreement, dated February 3, 2006, between us and Kingsbridge Capital Limited

10.1(3)†	Stock Purchase Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

10.2(3)†	Exclusive License Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

10.3(3)†	Amendment No. 1 to Exclusive License Agreement, dated February 21, 2003, between us and The Curators of the University of Missouri

10.4(3)†	License Agreement, dated June 27, 2002, among us, TAP Pharmaceutical Products Inc. and Takeda Chemical Industries, Ltd.

10.5(3)†	Omeprazole Supply Agreement, dated September 25, 2003, among us, InterChem Trading Corporation and Union Quimico Farmaceutica, S.A.

10.6(3)†	Manufacturing and Supply Agreement, dated December 19, 2003, between us and Patheon Inc.

10.7(3)†	Capital Reimbursement Agreement, dated December 19, 2003, between us and Patheon Inc.

10.8(5) †	Manufacturing and Supply Agreement, dated September 27, 2004, between us and OSG Norwich Pharmaceuticals, Inc.

10.9(5) †	Co-Promotion Agreement, dated October 4, 2004, between us and Otsuka America Pharmaceutical, Inc.

10.10(6)+	Amendment No. 1 to Co-Promotion Agreement, dated January 6, 2006, between us and Otsuka America Pharmaceutical, Inc.

10.11(3)	Office Building Lease, dated August 24, 2001, between us and Torrey View Associates LP

10.12(3)	Irrevocable Stand-by Letter of Credit, dated August 24, 2001, issued by UBS Paine Webber Inc.

10.13(4)	Common Stock Purchase Agreement, dated February 3, 2006, between us and Kingsbridge Capital Limited

10.14(3)#	Form of Indemnification Agreement between us and each of our directors and officers

10.15(3)#	1998 Stock Option Plan

10.16#	Amendment to 1998 Stock Option Plan

10.17(7)#	Amended and Restated 2004 Equity Incentive Award Plan

10.18#	Amendment No. 1 to Amended and Restated 2004 Equity Incentive Award Plan

10.19(8)#	Form of Stock Option Agreement under Amended and Restated 2004 Equity Incentive Award Plan

10.20(9)#	Form of Immediately Exerciseable Stock Option Agreement under Amended and Restated 2004 Equity Incentive Award Plan

10.21(7)#	Amended and Restated Employee Stock Purchase Plan

10.22(10)#	Amended and Restated Employment Agreement, dated March 1, 2006, between us and Gerald T. Proehl

10.23(10)#	Amended and Restated Employment Agreement, dated March 1, 2006, between us and Debra P. Crawford

10.24(10)#	Amended and Restated Employment Agreement, dated March 1, 2006, between us and William C. Denby, III

10.25(10)#	Amended and Restated Employment Agreement, dated March 1, 2006, between us and Warren E. Hall

10.26(3)#	Employment Agreement, dated March 31, 2004, between us and Bonnie Hepburn, M.D.

10.27(10)#	Amended and Restated Employment Agreement, dated March 1, 2006, between us and Julie A. DeMeules

10.28(7)#	Employment Agreement, dated July 27, 2004, between us and C. Christine Simmons, Pharm.D.

Exhibit
Number	Description
10.29(10)#	Amended and Restated Employment Agreement, dated March 1, 2006, between us and Michael D. Step

10.30(10)#	Employment Agreement, dated March 1, 2006, between us and E. David Ballard, II, M.D.

10.31(10)#	Employment Agreement, dated March 1, 2006, between us and Carey J. Fox

10.32(11)#	2004 Bonus Plan

10.33(11)#	2005 Bonus Plan

10.34(12)#	2006 Bonus Plan

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 13, 2004.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 17, 2004.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2003, as amended (File No. 333-111515).

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 3, 2006.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2006.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 13, 2004.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 8, 2005.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2005.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 2, 2006.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 22, 2005.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2006.

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

+	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

#	Indicates management contract or compensatory plan.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Santarus, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
     (c) Financial Statement Schedule.
     See Item 15(a)(2) above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTARUS, INC.

Dated: March 7, 2006
	By:	/s/ GERALD T. PROEHL Gerald T. Proehl
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GERALD T. PROEHL Gerald T. Proehl	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2006

/s/ DEBRA P. CRAWFORD Debra P. Crawford	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2006

/s/ DAVID F. HALE David F. Hale	Director (Chairman of the Board of Directors)	March 7, 2006

/s/ DANIEL D. BURGESS Daniel D. Burgess	Director	March 7, 2006

/s/ MICHAEL G. CARTER, M.B., CH.B., F.R.C.P. (U.K.) Michael G. Carter, M.B., Ch.B., F.R.C.P. (U.K.)	Director	March 7, 2006

/s/ RODNEY A. FERGUSON, J.D., PH.D. Rodney A. Ferguson, J.D., Ph.D.	Director	March 7, 2006

/s/ MICHAEL E. HERMAN Michael E. Herman	Director	March 7, 2006

/s/ TED W. LOVE, M.D. Ted W. Love, M.D.	Director	March 7, 2006

/s/ KENT SNYDER Kent Snyder	Director	March 7, 2006

SANTARUS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS
The Board of Directors and Stockholders
Santarus, Inc.
     We have audited the accompanying balance sheets of Santarus, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Santarus, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Santarus, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Diego, California
February 28, 2006

Santarus, Inc.
Balance Sheets

	December 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$59,916,226	$19,052,352
Short-term investments	9,450,280	94,955,745
Accounts receivable, net	2,663,483	800,719
Inventories, net	3,133,241	1,961,789
Other current assets	1,252,923	2,481,414

Total current assets	76,416,153	119,252,019

Long-term restricted cash	1,950,000	950,000
Property and equipment, net	617,522	948,745
Other assets	951,708	1,065,006

Total assets	$79,935,383	$122,215,770

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$9,485,278	$14,805,809
Allowance for product returns	4,463,616	7,057,208
Current portion of deferred revenue	2,857,143	2,857,143
Current portion of long-term debt	38,019	185,980

Total current liabilities	16,844,056	24,906,140

Deferred revenue, less current portion	8,571,428	11,428,571
Long-term debt, less current portion	—	38,019
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized at December 31, 2005 and 2004; no shares issued and outstanding at December 31, 2005 and 2004	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized at
December 31, 2005 and 2004; 44,467,087 and 36,328,461 shares issued and outstanding at December 31, 2005 and 2004, respectively	4,447	3,633
Additional paid-in capital	259,486,970	228,881,141
Deferred compensation	(1,699,932)	(4,572,598)
Accumulated other comprehensive loss	(4,120)	(187,538)
Accumulated deficit	(203,267,466)	(138,281,598)

Total stockholders’ equity	54,519,899	85,843,040

Total liabilities and stockholders’ equity	$79,935,383	$122,215,770

See accompanying notes.

Santarus, Inc.
Statements of Operations

	Years Ended December 31,
	2005	2004	2003

Revenues:
Product sales, net	$13,666,556	$633,468	$—
Sublicense and co-promotion revenue	12,857,143	714,286	—

Total revenues	26,523,699	1,347,754	—
Costs and expenses:
Cost of sales	2,129,110	1,968,388	—
License fees and royalties	3,413,317	5,088,686	1,000,000
Research and development	10,401,780	23,198,637	13,175,952
Selling, general and administrative	77,653,022	48,306,599	6,548,123
Stock-based compensation	2,628,183	5,671,588	2,252,268

Total costs and expenses	96,225,412	84,233,898	22,976,343

Loss from operations	(69,701,713)	(82,886,144)	(22,976,343)
Interest and other income, net	4,715,845	1,390,837	465,306

Net loss	(64,985,868)	(81,495,307)	(22,511,037)
Accretion to redemption value of redeemable convertible preferred stock	—	(1,124,510)	(2,940,163)

Net loss attributable to common stockholders	$(64,985,868)	$(82,619,817)	$(25,451,200)

Basic and diluted net loss per share	$(1.66)	$(3.30)	$(13.71)

Weighted average shares outstanding to calculate basic and diluted net loss per share	39,187,537	25,016,720	1,856,879

The composition of stock-based compensation is as follows:
Research and development	$889,920	$1,623,846	$487,936
Selling, general and administrative	1,738,263	4,047,742	1,764,332

	$2,628,183	$5,671,588	$2,252,268

See accompanying notes.

Santarus, Inc.
Statements of Stockholders’ Equity (Deficit)

								Accumulated
								other
	Convertible				Additional			comprehensive
	preferred stock		Common stock		paid-in	Stockholder	Deferred	income	Accumulated
	Shares	Amount	Shares	Amount	capital	receivables	compensation	(loss)	deficit	Total

Balance at December 31, 2002	19,597,208	$1,960	1,981,949	$198	$39,298,778	$(25,000)	$—	$9,016	$(30,210,581)	$9,074,371
Issuance of common stock upon exercise of stock options	—	—	416,491	42	370,995	—	—	—	—	371,037
Forgiveness of stockholder note	—	—	—	—	—	25,000	—	—	—	25,000
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(2,940,163)	(2,940,163)
Deferred compensation related to issuance of stock options to employees	—	—	—	—	10,512,825	—	(10,512,825)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	1,865,980	—	—	1,865,980
Compensation related to non-employee stock options	—	—	—	—	386,288	—	—	—	—	386,288
Net loss	—	—	—	—	—	—	—	—	(22,511,037)	(22,511,037)
Unrealized loss on investments	—	—	—	—	—	—	—	(22,130)	—	(22,130)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(22,533,167)

Balance at December 31, 2003	19,597,208	1,960	2,398,440	240	50,568,886	—	(8,646,845)	(13,114)	(55,661,781)	(13,750,654)
Issuance of common stock upon exercise of stock options	—	—	309,420	31	620,857	—	—	—	—	620,888
Issuance of common stock under employee stock purchase plan	—	—	64,611	6	494,268	—	—	—	—	494,274
Issuance of common stock upon exercise of warrants	—	—	15,231	2	1,395	—	—	—	—	1,397
Accretion to redemption value of redeemable
convertible preferred stock	—	—	—	—	—	—	—	—	(1,124,510)	(1,124,510)
Issuance of common stock in public offerings, net of issuance costs	—	—	13,800,000	1,380	116,848,620	—	—	—	—	116,850,000
Conversion of redeemable convertible preferred stock into common stock	—		12,542,697	1,254	58,748,534	—	—	—	—	58,749,788
Conversion of convertible preferred stock into common stock	(19,597,208)	(1,960)	7,198,062	720	1,240	—	—	—	—	—
Deferred compensation related to issuance of stock options to employees	—	—	—	—	1,392,895	—	(1,392,895)	—	—	—
Unamortized deferred compensation on cancelled stock options	—	—	—	—	(290,340)	—	290,340	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	5,176,802	—	—	5,176,802
Compensation related to non-employee stock options	—	—	—	—	494,786	—	—	—	—	494,786
Net loss	—	—	—	—	—	—	—	—	(81,495,307)	(81,495,307)
Unrealized loss on investments	—	—	—	—	—	—	—	(174,424)	—	(174,424)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(81,669,731)

Balance at December 31, 2004	—	—	36,328,461	3,633	228,881,141	—	(4,572,598)	(187,538)	(138,281,598)	85,843,040

								Accumulated
								other
	Convertible				Additional			comprehensive
	preferred stock		Common stock		paid-in	Stockholder	Deferred	income	Accumulated
	Shares	Amount	Shares	Amount	capital	receivables	compensation	(loss)	deficit	Total

Balance at December 31, 2004	—	—	36,328,461	3,633	228,881,141	—	(4,572,598)	(187,538)	(138,281,598)	85,843,040
Issuance of common stock upon exercise of stock options, net of 19,485 unvested shares repurchased	—	—	81,147	8	113,535	—	—	—	—	113,543
Issuance of common stock under employee stock purchase plan	—	—	698,522	70	1,769,263	—	—	—	—	1,769,333
Issuance of common stock as stock bonus	—	—	8,957	1	38,999	—	—	—	—	39,000
Issuance of common stock in registered direct offering, net of issuance costs	—	—	7,350,000	735	28,967,515	—	—	—	—	28,968,250
Deferred compensation related to issuance of stock options to employees	—	—	—	—	115,806	—	(115,806)	—	—	—
Unamortized deferred compensation on cancelled stock options	—	—	—	—	(513,334)	—	513,334	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	2,475,138	—	—	2,475,138
Compensation related to non-employee stock options	—	—	—	—	114,045	—	—	—	—	114,045
Net loss	—	—	—	—	—	—	—	—	(64,985,868)	(64,985,868)
Unrealized gain on investments	—	—	—	—	—	—	—	183,418	—	183,418

Comprehensive loss	—	—	—	—	—	—	—	—	—	(64,802,450)

Balance at December 31, 2005	—	$—	44,467,087	$4,447	$259,486,970	$—	$(1,699,932)	$(4,120)	$(203,267,466)	$54,519,899

See accompanying notes.

Santarus, Inc.
Statements of Cash Flows

	Years ended December 31,
	2005	2004	2003

Operating activities
Net loss	$(64,985,868)	$(81,495,307)	$(22,511,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	624,672	446,311	312,386
Stock-based compensation	2,628,183	5,671,588	2,252,268
Forgiveness of stockholder note	—	—	25,000
Changes in operating assets and liabilities:
Accounts receivable, net	(1,862,764)	(800,719)	—
Inventories, net	(1,171,452)	(1,961,789)	—
Other current assets	1,228,491	(1,664,198)	(270,569)
Other assets	—	93,274	(93,562)
Accounts payable and accrued liabilities	(5,320,531)	10,971,552	(586,371)
Allowance for product returns	(2,593,592)	7,057,208	—
Deferred revenue	(2,857,143)	14,285,714	—

Net cash used in operating activities	(74,310,004)	(47,396,366)	(20,871,885)

Investing activities
Purchase of short-term investments	(36,147,117)	(162,098,301)	(71,002,660)
Sales and maturities of short-term investments	121,836,000	109,753,220	39,019,000
Long-term restricted cash	(1,000,000)	—	—
Purchases of property and equipment	(65,216)	(733,525)	(84,769)
Deposits on manufacturing equipment	(114,935)	(1,047,172)	—

Net cash provided by (used in) investing activities	84,508,732	(54,125,778)	(32,068,429)

Financing activities
Exercise of stock options	113,543	620,888	371,037
Issuance of common stock, net	30,737,583	117,345,671	—
Issuance of Series D redeemable convertible preferred stock, net	—	—	54,685,116
Payments on equipment notes payable	(185,980)	(255,274)	(232,936)

Net cash provided by financing activities	30,665,146	117,711,285	54,823,217

Increase in cash and cash equivalents	40,863,874	16,189,141	1,882,903
Cash and cash equivalents at beginning of the year	19,052,352	2,863,211	980,308

Cash and cash equivalents at end of the year	$59,916,226	$19,052,352	$2,863,211

Supplemental disclosure of cash flow information:
Interest paid	$21,203	$33,626	$55,964

Supplemental schedule of noncash investing and financing activities:
Accretion to redemption value of redeemable convertible preferred stock	$—	$1,124,510	$2,940,163

Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	$—	$58,749,788	$—

See accompanying notes.

SANTARUS, INC.
NOTES TO FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Organization and Business
     Santarus, Inc. (“Santarus” or the “Company”) is a specialty pharmaceutical company focused on acquiring, developing and commercializing proprietary products that treat gastrointestinal diseases and disorders and enhance the quality of life for patients. Santarus was incorporated on December 6, 1996 as a California corporation and did not commence significant business activities until late 1998. The Company, previously named TBG Pharmaceuticals, Inc., was formed as a result of a spin-off from Prometheus Laboratories, Inc. On July 9, 2002, the Company reincorporated in the State of Delaware.
     The Company received approval from the U.S. Food and Drug Administration (“FDA”) to market Zegerid® Capsules in February 2006 for the treatment of heartburn and other symptoms associated with gastroesophageal reflux disease (“GERD”), treatment and maintenance of healing of erosive esophagitis and treatment of duodenal and gastric ulcers. The Company received approval from the FDA to market Zegerid Powder for Oral Suspension for these same indications in 2004. In addition, Zegerid Powder for Oral Suspension is approved for the reduction of risk of upper GI bleeding in critically ill patients. In October 2004, the Company commercially launched Zegerid Powder for Oral Suspension 20 mg, and in February 2005, the Company commercially launched Zegerid Powder for Oral Suspension 40 mg. The Company plans to launch Zegerid Capsules in March or April 2006.
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
Cash and Cash Equivalents
     Cash and cash equivalents consist of highly liquid investments with a remaining maturity of three months or less when purchased.
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
     The Company sells its products to established wholesale distributors in the pharmaceutical industry. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is not required. Approximately 92% of the accounts receivable balance as of December 31, 2005 represents amounts due from three customers. The Company evaluates the collectibility of its accounts receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, the Company did not record an allowance for doubtful accounts at December 31, 2005.
     The Company relies on a single third-party manufacturer located outside of the U.S. for the supply of Zegerid Powder for Oral Suspension, and the Company is obligated to purchase a significant portion of its requirements from this manufacturer. In addition, the Company relies on a third-party manufacturer in New York, as the sole manufacturer of Zegerid Capsules. The Company also relies on a single third-party supplier located outside of the U.S. for the supply of omeprazole, which is the active pharmaceutical ingredient in each of the Company’s current products. The Company is obligated to purchase all of its requirements of omeprazole from this supplier.
Inventories, Net
     Inventories are stated at the lower of cost (FIFO) or market and consist of finished goods and raw materials used in the manufacture of the Company’s Zegerid Powder for Oral Suspension product. The Company provides reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and on firm purchase commitments and inventory in the distribution channel, compared to forecasts of future sales. Based upon review of initial prescription trends for Zegerid Powder for Oral Suspension 20 mg subsequent to the commercial launch in October 2004, and in light of the Company’s commercial launch of Zegerid Powder for Oral Suspension 40 mg in February 2005, the Company reserved approximately $207,000 and $1.7 million against on-hand inventories related to excess Zegerid Powder for Oral Suspension 20 mg inventories as of December 31, 2005 and 2004, respectively.
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
Impairment of Long-Lived Assets
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. There have been no indicators of impairment through December 31, 2005.
Revenue Recognition
     Product sales, net. The Company recognizes revenue from product sales in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and the Company is reasonably assured of collecting the resulting receivable. The Company recognizes product sales net of estimated allowances for product returns, managed care rebates, reimbursements relating to Medicaid, patient coupons, chargebacks from distributors, wholesaler fees and prompt payment and other discounts. Such estimates require management’s most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. If actual future payments for returns, rebates, coupons, chargebacks and discounts exceed the estimates made at the time of sale, the Company’s financial position, results of operations and cash flows would be negatively impacted.
     The Company is obligated to accept from customers the return of products that are within six months of their expiration date or 12 months beyond their expiration date. The Company authorizes returns for damaged products and exchanges for expired products in accordance with its return goods policy and procedures, and has established allowances for such amounts at the time of sale. The Company commercially launched Zegerid Powder for Oral Suspension 20 mg in the fourth quarter of 2004 and Zegerid Powder for Oral Suspension 40 mg in February 2005, and through December 31, 2005, the Company has recognized product returns of approximately $889,000. Given the Company’s limited history, allowances for potential product returns have been established based on an analysis of product shipments to wholesale distributors in excess of prescription demand for Zegerid Powder for Oral Suspension. Although management believes that the estimates and assumptions are reasonable as of the date when made, actual results may differ significantly from these estimates. The Company’s financial position, results of operations and cash flows may be materially and negatively impacted if actual returns exceed estimated allowance for returns.
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
License Fees and Research and Development Expenses
     Research and development expenditures consist primarily of costs associated with clinical trials of the Company’s products under development as well as clinical studies designed to further differentiate the Company’s products from those of its competitors or to obtain additional labeling indications, costs of developing and manufacturing the Company’s products under development, compensation related to research and development personnel and facilities expenses. Clinical trial costs include fees paid to clinical research organizations, research institutions and other service providers, which conduct certain research activities on behalf of the Company.
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
Advertising Expense
     The Company records the cost of its advertising efforts when services are performed or goods are delivered. The Company recorded approximately $5.0 million and $4.4 million in advertising expense for the years ended December 31, 2005 and 2004, respectively. There were no advertising expenses recorded in the year ended December 31, 2003.
Stock-Based Compensation
     As allowed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company has elected to continue to apply the intrinsic value-based method of accounting prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and, accordingly, does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair value of the stock at the date of grant. Deferred compensation is recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of the related options.
     Had compensation cost for the Company’s outstanding employee stock options and Employee Stock Purchase Plan (“ESPP”) purchase rights been determined based on the fair value at the grant dates for those options and rights consistent with SFAS No. 123, the Company’s net loss and basic and diluted net loss per share would have been changed to the following pro forma amounts:

	Years Ended December 31,
	2005	2004	2003
Net loss attributable to common stockholders as reported	$(64,985,868)	$(82,619,817)	$(25,451,200)
Add: Stock-based employee compensation expense included in net loss	2,514,138	5,176,802	1,865,980
Deduct: Stock-based employee compensation expense determined under fair value method	(11,220,174)	(9,748,804)	(2,497,906)

Pro forma net loss attributable to common stockholders	$(73,691,904)	$(87,191,819)	$(26,083,126)

Basic and diluted net loss per share as reported	$(1.66)	$(3.30)	$(13.71)
Basic and diluted pro forma net loss per share	$(1.88)	$(3.49)	$(14.05)
     Pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock-based employee compensation under the fair value method prescribed in SFAS No. 123. The fair value of the options was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions for 2005, 2004 and 2003: weighted average risk-free interest rates of 4.0%, 3.2% and 2.5%, respectively; a dividend yield of 0%; a volatility of 70%; and a weighted-average life of the option of 6.0, 6.2 and 6.7 years, respectively. The weighted average grant date fair value for accounting purposes of options granted in 2005, 2004 and 2003 was $4.34, $6.78 and $5.81, respectively. Stock option grants are expensed over their respective vesting periods. The fair value of the ESPP purchase rights was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions for 2005 and 2004: weighted average risk-free interest rate of 3.4% and 2.8%, respectively; a dividend yield of 0%; a volatility of 70%; and a weighted-average life of the rights of 1.2 years. As the Company’s ESPP was implemented on April 1, 2004, no purchase rights existed in 2003. The weighted average grant date fair value per share for accounting purposes of ESPP purchase rights granted in 2005 and 2004 was $1.35 and $4.31, respectively. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. Stock option grants are expensed over their respective vesting periods.
     The Company accounts for options issued to non-employees under SFAS No. 123 and EITF Issue 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services. As such, the value of options issued to non-employees is periodically remeasured as the underlying options vest. For the years ended 2005, 2004 and 2003, stock-based compensation related to stock options issued to non-employees was approximately $114,000, $495,000, and $386,000, respectively. Included in non-employee stock-based compensation for the year ended December 31, 2004 was approximately $361,000 in expense associated with the accelerated vesting of certain shares of common stock that the Company’s former chairman of the board of directors and his affiliates acquired in connection with earlier options grants.
Comprehensive Income (Loss)
     Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss), specifically unrealized gains and losses on securities available-for-sale. Comprehensive loss consists of the following:

	Years Ended December 31,
	2005	2004	2003
Net loss	$(64,985,868)	$(81,495,307)	$(22,511,037)
Unrealized gain (loss) on investments	183,418	(174,424)	(22,130)

Comprehensive loss	$(64,802,450)	$(81,669,731)	$(22,533,167)

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
     For the years ended December 31, 2004 and 2003, the shares used to compute basic and diluted pro forma net loss per share represent the weighted average common shares outstanding, reduced by the weighted average unvested common shares subject to repurchase, and includes the assumed conversion of all outstanding shares of the Company’s redeemable convertible preferred stock and convertible preferred stock (collectively, the “Preferred Stock”) into shares of common stock using the as-if converted method as of the beginning of the period presented. In connection with the completion of the Company’s initial public offering in April 2004, 19,740,759 shares of common stock were issued upon conversion of all outstanding shares of Preferred Stock.

	Years Ended December 31,
	2005	2004	2003
Historical:
Numerator:
Net loss	$(64,985,868)	$(81,495,307)	$(22,511,037)
Accretion to redemption value of redeemable convertible preferred stock	—	(1,124,510)	(2,940,163)

Net loss attributable to common stockholders	$(64,985,868)	$(82,619,817)	$(25,451,200)

Denominator:
Weighted average common shares	39,281,837	25,230,528	2,023,077
Weighted average unvested common shares subject to repurchase	(94,300)	(213,808)	(166,198)

Denominator for basic and diluted net loss per share	39,187,537	25,016,720	1,856,879

Basic and diluted net loss per share	$(1.66)	$(3.30)	$(13.71)
Pro forma:
Pro forma net loss	$(64,985,868)	$(81,495,307)	$(22,511,037)

Basic and diluted pro forma net loss per share (unaudited)	$(1.66)	$(2.70)	$(1.30)
Pro forma adjustments to reflect assumed weighted average effect of conversion of preferred stock (unaudited)	—	5,177,904	15,478,178

Weighted average shares outstanding to calculate basic and diluted pro forma net loss per share (unaudited)	39,187,537	30,194,624	17,335,057

Historical outstanding antidilutive securities not included in diluted net loss per share calculation:
Redeemable convertible and convertible preferred stock	—	—	63,497,208
Common stock subject to repurchase	64,840	117,095	237,963
Options to purchase common stock	5,794,610	3,890,914	2,362,757
Stock warrants	59,405	59,405	167,057

	5,918,855	4,067,414	66,264,985

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
New Accounting Pronouncements
     On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
     SFAS No. 123(R) must be adopted no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company is required to adopt this new standard in the first quarter of its fiscal year ending March 31, 2006. SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements for SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits companies to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.
     As permitted by SFAS No. 123, through the end of 2005, the Company accounted for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options when the exercise price was equal to or in excess of the fair value of the stock at the date of grant. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in Note 1 to the financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.
2. Investments
     The following is a summary of investments as of December 31, 2005 and 2004, which includes amounts classified as cash, cash equivalents, short-term investments and restricted cash. All investments held as of December 31, 2005 and 2004 have contractual maturities within one year.

	Amortized		Unrealized
	Cost	Market Value	Loss
December 31, 2005:
U.S. government and state agencies	$8,949,629	$8,947,110	$(2,519)
Corporate debt securities	54,114,749	54,113,148	(1,601)
Money market funds	8,256,248	8,256,248	—

Total	$71,320,626	$71,316,506	$(4,120)

December 31, 2004:
U.S. government and state agencies	$56,759,412	$56,664,289	$(95,123)
Corporate debt securities	51,167,138	51,074,723	(92,415)
Money market funds	7,219,085	7,219,085	—

Total	$115,145,635	$114,958,097	$(187,538)

     There were no gross realized gains or losses on sales of available-for-sale securities for the years ended December 31, 2005 and 2004.
3. Balance Sheet Details
     Inventories, net consist of the following:

	December 31,
	2005	2004
Raw materials	$1,361,461	$2,563,767
Finished goods	1,978,925	1,126,602

	3,340,386	3,690,369
Allowance for excess and obsolete inventory	(207,145)	(1,728,580)

	$3,133,241	$1,961,789

     Property and equipment, net consist of the following:

	December 31,
	2005	2004
Computer equipment and software	$936,722	$917,767
Office equipment and furniture	760,063	757,106
Leasehold improvements	345,724	345,724

	2,042,509	2,020,597
Less accumulated depreciation and amortization	(1,424,987)	(1,071,852)

	$617,522	$948,745

     For the years ended December 31, 2005, 2004 and 2003, depreciation expense was approximately $396,000, $401,000 and $312,000, respectively.
     Accounts payable and accrued liabilities consist of the following:

	December 31,
	2005	2004
Accounts payable	$1,647,492	$3,045,659
Accrued compensation and benefits	3,697,174	4,940,634
Accrued rebates	1,371,754	—
Accrued research and development expenses	121,201	3,583,739
Other accrued liabilities	2,647,657	3,235,777

	$9,485,278	$14,805,809

4. Co-Promotion and Technology License Agreements
     The Company has a non-exclusive agreement with Otsuka America Pharmaceutical, Inc. (“Otsuka America”) under which Otsuka America is co-promoting Zegerid Powder for Oral Suspension and will co-promote Zegerid Capsules to targeted U.S. physicians. The Company originally entered into the agreement in October 2004 and amended the terms of the agreement in January 2006. Under the agreement, the Company received a nonrefundable $15.0 million upfront payment from Otsuka America, and has agreed to pay Otsuka America a royalty on total U.S. net sales of Zegerid Powder for Oral Suspension and Zegerid Capsules. The agreement will terminate automatically on December 31, 2009, unless terminated sooner. In addition to other more limited termination rights, either party may terminate the agreement at any time following June 30, 2007, by providing at least 120 days prior written notice. The $15.0 million upfront payment is being amortized to co-promotion revenue on a straight-line basis over 63 months through December 31, 2009.
     In January 2001, the Company entered into a technology license agreement with The Curators of the University of Missouri (“Missouri”). Under the technology license agreement, Missouri granted the Company an exclusive, worldwide license to certain technologies and patent rights. Pursuant to the terms of the license agreement, the Company issued to Missouri 164,284 shares of the Company’s common stock and paid an upfront licensing fee of $1.0 million, a one-time $1.0 million milestone fee upon the filing of the Company’s first NDA in 2003 and a one-time $5.0 million milestone fee upon the FDA’s approval of Zegerid Powder for Oral Suspension 20 mg in 2004. The Company is required to make additional milestone payments to Missouri upon the achievement of certain regulatory events related to obtaining approvals outside the U.S. which may total up to $3.5 million in the aggregate. The Company is also required to make milestone payments based on first-time achievement of significant sales thresholds, up to a maximum of $86.3 million, and to pay royalties on net sales of the Company’s products. Under the license agreement, the Company is permitted to sublicense its rights to third parties. The Company is obligated to pay to Missouri a portion of any sublicense fees, milestone payments or royalties that the Company receives from any sublicense. The license agreement is valid through the last to expire patent issued pursuant to the license agreement, or in countries in which there are no pending patent applications or existing patents, terminates on a country-by-country basis on the fifteenth anniversary of the Company’s first commercial sale in such country. The rights under the Missouri license are subject to early termination under specified circumstances. Management believes that it has currently met all of its obligations under the license agreement.

     Under the Missouri technology license agreement, the Company entered into a five-year sponsored research agreement in August 2001. The Company supports the program by granting cash, which is being paid and expensed in 20 equal quarterly installments.
     In June 2002, the Company entered into a sublicense agreement granting TAP Pharmaceutical Products Inc. (“TAP”) certain rights to the technologies the Company licenses from Missouri, in exchange for an upfront fee of $8.0 million, milestone payments and royalties on any future sales, subject to conditions contained in the agreement. The Company paid 15% of the upfront fee to Missouri. In February 2005, the Company received a $10.0 million milestone payment from TAP, after the Company prevailed in an alternative dispute resolution proceeding, which was recognized as sublicense revenue in 2005. The Company initiated the alternative dispute resolution process in August 2003, asserting that TAP achieved a development milestone under the terms of the sublicense agreement. The assertion was contested by TAP, and in the proceeding, it was determined that the Company was entitled to the milestone payment plus interest and legal expenses. In March 2005, the Company paid 15% of the milestone payment received from TAP to Missouri. In January 2006, the Company received notice from TAP that TAP is exercising its rights to terminate the sublicense agreement effective March 7, 2006.
     The Company recorded license fee expenses of $1.5 million, $5.0 million and $1.0 million in 2005, 2004 and 2003, respectively, related to the milestone and sublicense fees paid to Missouri.
5. Long-Term Debt
     In August 2002, the Company entered into a financing agreement, which provided up to $1.4 million of net financing for furniture, equipment and tenant improvements through April 3, 2003. Borrowings under the loan schedule are payable over a thirty-six or forty-eight month period including principal and interest based on three- or four-year U.S. Treasury maturities (approximately 9.23% under the outstanding loan schedule). As of December 31, 2005, the outstanding balance on the loan was approximately $38,000 payable in 2006.
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
     In November 2004, the Company entered into a master lease agreement giving the Company the ability to lease vehicles under operating leases. In connection with the Company accepting delivery of vehicles and entering into lease obligations in January 2005, the Company established a letter of credit for $1.0 million naming the lessor as beneficiary. The letter of credit is fully secured by restricted cash and has automatic annual extensions. Each lease schedule has an initial term of 12 months from the date of delivery with successive 12-month renewal terms. The Company intends to lease each vehicle, on average, approximately 36 months. The Company guarantees a certain residual value at the lease termination date. As of December 31, 2005, the Company does not believe it will incur any significant losses associated with this guaranty.
     At December 31, 2005, estimated annual future minimum payments under the Company’s operating leases are as follows:

2006	2,445,000
2007	2,243,000
2008	369,000
2009	9,000

Total minimum lease payments	$5,066,000

     Rent expense on facilities and equipment was approximately $2.7 million, $1.0 million and $810,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
Commercial Supply Agreement
     In December 2003, the Company entered into a commercial supply agreement, which among other things, obligated the Company to fund up to approximately $1.9 million in manufacturing equipment for the supplier. The supplier is obligated to reimburse the Company for this amount in the event the Company purchases a specified aggregate number of units. Through December 31, 2005, the Company funded approximately $1.2 million of the manufacturing equipment, and the Company does not intend to expend any significant amounts in the future.
Other Long-Term Obligations and Commitments
     The Company has entered into other long-term commitments for services requiring the Company to make payments of approximately $589,000 and $1,000 in 2006 and 2007, respectively.
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
7. Stockholders’ Equity
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
Common Stock Offerings
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
     On May 12, 2005, the Company filed a universal shelf registration statement on Form S-3 covering equity or debt securities with the Securities and Exchange Commission, which was declared effective on June 16, 2005. On August 22, 2005, the Company completed an offering of 7,350,000 shares of common stock registered under the universal shelf registration statement at a price of $4.25 per share, raising net proceeds of approximately $29.0 million, net of placement agents’ fees and offering costs.
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
Warrants
     In 2002 and 2003, the Company issued warrants to purchase shares of its common stock in connection with certain consulting services. The warrants are exercisable for a period of approximately 10 years with exercise prices ranging from $1.05 to $2.10 per share. In 2000 and 2001, in connection with the issuance of short-term unsecured subordinated convertible notes, the Company issued warrants to purchase shares of preferred stock, which converted into common stock warrants with the closing of the Company’s initial public offering. The warrants are exercisable for a period of approximately five years with an exercise price equivalent to $6.0386 per share. As of December 31, 2005, warrants to purchase 59,405 shares of common stock were outstanding.
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
     In January 2004, the Company adopted the 2004 Equity Incentive Award Plan (the “2004 Plan”). The 2004 Plan was approved by the Company’s stockholders in February 2004, became effective with the Company’s initial public offering on April 1, 2004 and was subsequently amended and restated in July 2004. The Company initially reserved 3,500,000 shares of common stock for issuance under the 2004 Plan. The number of shares initially reserved for issuance was increased by 397,784 shares, which was the number of shares of common stock available for issuance under the 1998 Plan as of the completion of the Company’s initial public offering, and will be further increased by any options that are repurchased, forfeited, cancelled or expire under the 1998 Plan. In addition, the 2004 Plan contains an “evergreen provision” that allows for an annual increase in the number of shares available for issuance on the first day of the fiscal year, equal to the lesser of 5% of the outstanding capital stock on each January 1, 2,500,000 shares, or an amount determined by the Company’s board of directors. As of December 31, 2005, the Company was authorized to issue options to purchase 5,918,180 shares of its common stock under the 2004 Plan.
     Options generally vest over periods ranging from one to five years and expire ten years from the date of grant. Certain options are immediately exercisable, and unvested common shares obtained upon early exercise of options are subject to repurchase by the Company at the original issue price. At December 31, 2005 and 2004, 64,840 and 117,095 shares issued from the early exercise of unvested options were subject to repurchase by the Company, respectively.
     A summary of stock option activity is as follows:

		Weighted-
		Average Exercise
	Shares	Price
Outstanding at December 31, 2002	687,626	$0.96
Granted	2,130,645	1.59
Exercised	(416,491)	0.89
Cancelled	(39,023)	1.81

Outstanding at December 31, 2003	2,362,757	1.52
Granted	1,962,075	9.56
Exercised	(309,423)	2.01
Cancelled	(124,495)	5.23

Outstanding at December 31, 2004	3,890,914	5.42
Granted	2,410,387	6.62
Exercised	(100,632)	1.37
Cancelled	(406,059)	6.81

Outstanding at December 31, 2005	5,794,610	5.89

     A summary of stock options outstanding as of December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
	Options	Average Remaining	Average Exercise	Number	Average Exercise
Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$0.70-$1.05	1,283,560	7.1	$0.89	1,283,560	$0.89
$1.225-$1.75	46,580	7.9	1.64	46,580	1.64
$2.10-$3.14	158,878	9.0	2.87	150,378	2.86
$3.25-$4.86	505,078	8.1	3.55	461,619	3.50
$5.06-$7.20	2,265,732	9.2	6.62	621,612	6.17
$7.73-$11.50	1,305,991	8.6	9.70	639,029	9.83
$11.90-$14.75	228,791	8.4	13.08	91,467	13.03

	5,794,610	8.5	5.89	3,294,245	4.42

     As of December 31, 2005 and 2004, respectively, 3,294,245 and 2,689,640 options outstanding are exercisable, and 2,287,813 and 2,465,190 shares remain available for future grant under the Plan. In February 2006, the Company granted options to purchase 1,255,921 shares in connection with annual option grants to all eligible employees.
     In connection with the granting of employee stock options during 2005, 2004 and 2003, the Company recorded deferred compensation of approximately $116,000, $1.4 million and $10.5 million, respectively, representing the difference between the exercise price and the fair value of the Company’s common stock on the date of grant. Deferred compensation is being amortized over the vesting period of the options resulting in stock-based compensation expense of approximately $2.5 million, $5.2 million and $1.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

     For the years ended December 31, 2005 and 2003, the Company granted a total of 45,000 and 4,998, respectively, in stock options to consultants. No stock options were granted to non-employees in 2004.
     In 2004, the Company entered into employment agreements with each of its then existing executive officers, each of whom, at the time of execution of the employment agreements, had previously been granted options. The employment agreements provide additional vesting of stock options under certain circumstances, among other benefits. The agreements provide for 12 months accelerated vesting of the executive’s outstanding stock options under the applicable vesting schedules in certain circumstances, including termination by death or permanent disability. In addition, the agreements provide for automatic acceleration of unvested stock options outstanding in the event the executive’s employment is terminated within three months prior to a change of control, which is in addition to the change of control provisions outlined in the stock option agreements. In connection with the departure of the Company’s Chief Medical Officer in 2005, the Company recognized approximately $116,000 in stock-based compensation related to the accelerated vesting of certain stock options under the executive’s employment agreement. The Company is unable to estimate the number of options that executives will ultimately retain that otherwise would have been forfeited, absent these employment agreements, and therefore, no compensation expense has been recognized relating to options outstanding under these agreements. As of December 31, 2005, the intrinsic value of 12 months accelerated vesting and 100% vesting of unvested shares is approximately $914,000 and $2.1 million, respectively, related to stock options outstanding modified under the employment agreements for executive officers.
Employee Stock Purchase Plan
     On April 1, 2004, the Company implemented the employee stock purchase plan, which was approved by the Company’s stockholders in February 2004 and subsequently amended and restated in July 2004. Under the Amended and Restated Employee Stock Purchase Plan (the “ESPP”), employees may contribute up to 20%, subject to certain maximums, of their cash earnings through payroll deductions, to be used to purchase shares of the Company’s common stock on each semi-annual purchase date. The purchase price will be equal to 85% of the market value per share on the employee’s entry date into the offering period, or if lower, 85% of the fair market value on the specified purchase date. The Company initially reserved 400,000 shares of common stock for issuance under the ESPP. In addition, the ESPP contains an “evergreen provision” that allows for an annual increase in the number of shares available for issuance on the first day of the fiscal year, equal to the lesser of 1% of the outstanding capital stock on each January 1, 500,000 shares, or an amount determined by the Company’s board of directors. As of December 31, 2005, the Company had issued 698,522 shares of common stock under the Purchase Plan and had 151 shares available for future issuance.
Shares Reserved for Future Issuance
     Common stock reserved for future issuance as of December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
Stock options issued and outstanding	5,794,610	3,890,914
Authorized for future issuance under equity compensation plans	2,287,964	2,800,579
Stock warrants outstanding	59,405	59,405

	8,141,979	6,750,898

11. 401(k) Plan
     The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the 401(k) plan. However, through December 31, 2005 no such contributions have been made.
12. Income Taxes
     Significant components of the Company’s net deferred tax assets as of December 31, 2005 and 2004 are shown below. A valuation allowance of $76.7 million as of December 31, 2005 has been recognized as realization of such assets is uncertain. The valuation allowance increased by $22.6 million in 2005 primarily due to operating loss carryforwards for which management does not believe the benefit is more likely than not of being realized.

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$63,816,000	$41,765,000
Research and development credits	4,331,000	4,011,000
Capitalized research and development	1,011,000	3,145,000
Depreciation and amortization	40,000	1,952,000
Accrued liabilities and other	7,452,000	3,207,000

Total deferred tax assets	76,650,000	54,080,000
Valuation allowance	(76,650,000)	(54,080,000)

Net deferred tax assets	$—	$—

     As of December 31, 2005, the Company has federal and state tax net operating loss carryforwards of approximately $165.3 million and $135.8 million, respectively. The federal and state tax loss carryforwards will begin expiring in 2012 and 2007, respectively, unless previously utilized. As of December 31, 2005, the Company also has federal and state research and development tax credit carryforwards of approximately $3.3 million and $1.5 million, respectively. The federal research and development credit will begin to expire in 2019 unless previously utilized. The California research and development credits do not expire.
     Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% has occurred within a three-year period.
13. Subsequent Event
     In February 2006, the Company entered into a Committed Equity Financing Facility (“CEFF”), with Kingsbridge Capital Limited (“Kingsbridge”), which may entitle the Company to sell and obligate Kingsbridge to purchase, from time to time over a period of three years, shares of the Company’s common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. In connection with the CEFF, the Company entered into a common stock purchase agreement and registration rights agreement, and the Company also issued a warrant to Kingsbridge to purchase 365,000 shares of the Company’s common stock at a price of $8.2836 per share. The warrant is fully exercisable beginning after the six month anniversary of the agreement for a period of five years thereafter. On February 3, 2006, the Company filed a resale shelf registration statement on Form S-3 with the Securities and Exchange Commission to facilitate Kingsbridge’s public resale of shares of the Company’s common stock which it may acquire from the Company from time to time in connection with the Company’s draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that the Company issued to Kingsbridge in connection with the CEFF. The resale shelf registration statement was declared effective on February 13, 2006.

Schedule II — Valuation and Qualifying Accounts

		Additions
				Charged
	Balance at	Charged	Charged to	Against			Balance at
	Beginning of	Against	Costs and	Balance Sheet			End of
	Period	Revenues	Expenses	Accounts	Deductions		Period
Allowance for cash discounts, chargebacks and other sales discounts:
For the year ended December 31, 2005	$(259,901)	$(532,141)	$—	$—	$547,194	(1)	$(244,848)
For the year ended December 31, 2004	—	(737,935)	—	—	478,034	(1)	(259,901)

Allowance for excess and obsolete inventory:
For the year ended December 31, 2005	(1,728,580)	—	(141,096)	(619,747)	2,282,278	(2)	(207,145)
For the year ended December 31, 2004	—	—	(1,420,425)	(308,155)	—		(1,728,580)

Allowance for product returns:
For the year ended December 31, 2005	(7,057,208)	—	—	—	2,593,592	(3)	(4,463,616)
For the year ended December 31, 2004	—	(7,057,208)	—	—	—		(7,057,208)

(1)	Deductions in allowance for cash discounts, chargebacks and other sales discounts represent actual cash discounts, chargebacks and other sales discounts taken.

(2)	Deductions in allowance for excess and obsolete inventory represent physical disposition of inventory.

(3)	Deductions in allowance for product returns represent actual product returns of approximately $881,000 and a reduction in the allowance based upon an analysis of prescription demand in excess of product shipments to wholesaler distributors.