Form 10-Q
period 2006-03-31
SANTARUS INC
filed 2006-05-05
CIK 1172480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes       ☑ No
     The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of April 28, 2006 was 45,970,996.

SANTARUS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Santarus, Inc.
Condensed Balance Sheets
(unaudited)

	March 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$52,945,907	$59,916,226
Short-term investments	6,950,600	9,450,280
Accounts receivable, net	7,820,146	2,663,483
Inventories, net	3,349,630	3,133,241
Other current assets	1,567,297	1,252,923

Total current assets	72,633,580	76,416,153

Long-term restricted cash	1,700,000	1,950,000
Property and equipment, net	553,353	617,522
Other assets	889,725	951,708

Total assets	$75,776,658	$79,935,383

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$12,034,573	$9,485,278
Allowance for product returns	8,032,979	4,463,616
Current portion of deferred revenue	2,857,143	2,857,143
Current portion of long-term debt	21,980	38,019

Total current liabilities	22,946,675	16,844,056

Deferred revenue, less current portion	7,857,143	8,571,428
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized at March 31, 2006 and December 31, 2005; no shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized at March 31, 2006 and December 31, 2005; 45,950,881 and 44,467,087 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	4,595	4,447
Additional paid-in capital	268,161,671	259,486,970
Deferred compensation	—	(1,699,932)
Accumulated other comprehensive loss	(593)	(4,120)
Accumulated deficit	(223,192,833)	(203,267,466)

Total stockholders’ equity	44,972,840	54,519,899

Total liabilities and stockholders’ equity	$75,776,658	$79,935,383

See accompanying notes.

Santarus, Inc.
Condensed Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Product sales, net	$5,789,855	$1,449,138
Sublicense and co-promotion revenue	714,286	10,714,286

Total revenues	6,504,141	12,163,424
Costs and expenses:
Cost of sales	930,994	257,788
License fees and royalties	810,580	1,702,879
Research and development	2,371,685	3,118,599
Selling, general and administrative	23,028,379	23,410,992

Total costs and expenses	27,141,638	28,490,258

Loss from operations	(20,637,497)	(16,326,834)
Interest and other income, net	712,130	2,759,745

Net loss	$(19,925,367)	$(13,567,089)

Basic and diluted net loss per share	$(0.45)	$(0.37)

Weighted average shares outstanding to calculate basic and diluted net loss per share	44,670,257	36,230,843
See accompanying notes.

Santarus, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Operating activities
Net loss	$(19,925,367)	$(13,567,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	152,207	153,841
Stock-based compensation	2,393,599	605,649
Changes in operating assets and liabilities:
Accounts receivable, net	(5,156,663)	(69,826)
Inventories, net	(216,389)	(603,628)
Other current assets	(314,374)	(56,645)
Accounts payable and accrued liabilities	2,549,295	(3,288,107)
Allowance for product returns	3,569,363	(409,296)
Deferred revenue	(714,285)	(714,285)

Net cash used in operating activities	(17,662,614)	(17,949,386)

Investing activities
Purchase of short-term investments	3,207	(27,859,639)
Sales and maturities of short-term investments	2,500,000	49,830,000
Long-term restricted cash	250,000	(1,000,000)
Purchases of property and equipment	(26,055)	(1,914)
Deposits on manufacturing equipment	—	(141,762)

Net cash provided by investing activities	2,727,152	20,826,685

Financing activities
Exercise of stock options	349,794	36,384
Issuance of common stock, net	7,631,388	—
Payments on equipment notes payable	(16,039)	(67,555)

Net cash provided by (used in) financing activities	7,965,143	(31,171)

(Decrease) increase in cash and cash equivalents	(6,970,319)	2,846,128
Cash and cash equivalents at beginning of the period	59,916,226	19,052,352

Cash and cash equivalents at end of the period	$52,945,907	$21,898,480

Supplemental disclosure of cash flow information:
Interest paid	$770	$4,669

Supplemental schedule of noncash financing activities:
Issuance of warrant in connection with committed equity financing facility	$1,282,318	$—

See accompanying notes.

Santarus, Inc.
Notes to Condensed Financial Statements
(unaudited)
1. Organization and Business
     Santarus, Inc. (“Santarus” or the “Company”) is a specialty pharmaceutical company focused on acquiring, developing and commercializing proprietary products that treat gastrointestinal (“GI”) diseases and disorders and enhance the quality of life for patients. Santarus was incorporated on December 6, 1996 as a California corporation and did not commence significant business activities until late 1998. The Company, previously named TBG Pharmaceuticals, Inc., was formed as a result of a spin-off from Prometheus Laboratories, Inc. On July 9, 2002, the Company reincorporated in the State of Delaware.
     The Company received approval from the U.S. Food and Drug Administration (“FDA”), to market Zegerid (omeprazole/sodium bicarbonate) Capsules in February 2006 and Zegerid with Magnesium Hydroxide (omeprazole/sodium bicarbonate/magnesium hydroxide) Chewable Tablets in March 2006 for the treatment of heartburn and other symptoms associated with gastroesophageal reflux disease (“GERD”), treatment and maintenance of healing of erosive esophagitis and treatment of duodenal and gastric ulcers. The Company received approval from the FDA to market Zegerid Powder for Oral Suspension (omeprazole/sodium bicarbonate) for these same indications in 2004. In addition, Zegerid Powder for Oral Suspension is approved for the reduction of risk of upper GI bleeding in critically ill patients, and is currently the only PPI product approved for this indication. The Company commercially launched Zegerid Powder for Oral Suspension 20 mg in October 2004, Zegerid Powder for Oral Suspension 40 mg in February 2005 and Zegerid Capsules in late March 2006. The Company is focusing its near-term resources on the launch of Zegerid Capsules and does not currently anticipate that the launch of the chewable tablet product will occur in 2006.
2. Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.
     Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for any future periods. For further information, please see the financial statements and related disclosures included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
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
3. Stock-Based Compensation
Stock Plans
     The Company has two stock option plans for the benefit of its eligible employees, consultants and independent directors. In October 1998, the Company adopted the Santarus, Inc. 1998 Stock Option Plan (the “1998 Plan”). The 1998 Plan was approved by the Company’s stockholders in November 1998. The 1998 Plan, as amended, authorized the Company to issue options to purchase up to 4,171,428 shares of its common stock. Under the terms of the 1998 Plan, nonqualified and incentive options were granted at prices not less than 85% and 100% of the fair value on the date of grant, respectively. With the completion of the Company’s initial public offering, no additional options will be granted under the 1998 Plan, and all options that are repurchased, forfeited, cancelled or expire will become available for grant under the 2004 Plan.
     In January 2004, the Company adopted the 2004 Equity Incentive Award Plan (the “2004 Plan”). The 2004 Plan was approved by the Company’s stockholders in February 2004, became effective with the Company’s initial public offering on April 1, 2004 and was subsequently amended and restated in July 2004. The Company initially reserved 3,500,000 shares of common stock for issuance under the 2004 Plan. The number of shares initially reserved for issuance was increased by 397,784 shares, which was the number of shares of common stock available for issuance under the 1998 Plan as of the completion of the Company’s initial public offering, and will be further increased by any options that are repurchased, forfeited, cancelled or expire under the 1998 Plan. In addition, the 2004 Plan contains an “evergreen provision” that allows for an annual increase in the number of shares available for issuance on the first day of the fiscal year, equal to the lesser of 5% of the outstanding capital stock on each January 1, 2,500,000 shares, or an amount determined by the Company’s board of directors. As of March 31, 2006, the Company was authorized to issue options to purchase 8,170,073 shares of its common stock under the 2004 Plan.
     Options generally vest over periods ranging from one to five years and expire ten years from the date of grant. Certain options are immediately exercisable, and unvested common shares obtained upon early exercise of options are subject to repurchase by the Company at the original issue price. At March 31, 2006, 47,380 shares issued from the early exercise of unvested options were subject to repurchase by the Company.
     On April 1, 2004, the Company implemented the employee stock purchase plan, which was approved by the Company’s stockholders in February 2004 and subsequently amended and restated in July 2004. Under the Amended and Restated Employee Stock Purchase Plan (the “ESPP”), employees may contribute up to 20%, subject to certain maximums, of their cash earnings through payroll deductions, to be used to purchase shares of the Company’s common stock on each semi-annual purchase date. The purchase price will be equal to 85% of the market value per share on the employee’s entry date into the offering period, or if lower, 85% of the fair market value on the specified purchase date. The Company initially reserved 400,000 shares of common stock for issuance under the ESPP. In addition, the ESPP contains an “evergreen provision” that allows for an annual increase in the number of shares available for issuance on the first day of the fiscal year, equal to the lesser of 1% of the outstanding capital stock on each January 1, 500,000 shares, or an amount determined by the Company’s board of directors. As of March 31, 2006, the Company had issued 763,133 shares of common stock under the Purchase Plan and had 444,821 shares available for future issuance.
Adoption of Statement of Accounting Standards No. 123(R)
     Prior to January 1, 2006, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company accounted for share-based payments to employees using the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and, as such, generally recognized no compensation cost for employee stock options when the exercise price was equal to or in excess of the fair value of the stock at the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”) using the modified prospective transition method. Under this transition method, compensation cost recognized for the three months ended March 31, 2006 included (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.
     Prior to the adoption of SFAS No. 123(R), the Company presented deferred compensation as a separate component of stockholders’ equity. Deferred compensation represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of grant. For the three months ended March 31, 2005, the Company recognized stock-based compensation expense of approximately $606,000 resulting from the amortization of deferred compensation. In accordance with the provisions of SFAS No. 123(R), on January 1, 2006, the Company reclassified the balance in deferred compensation to additional paid-in capital on the balance sheet.

     As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net loss for the three months ended March 31, 2006 is approximately $2.0 million higher than if it had continued to account for stock-based compensation under APB No. 25. Basic and diluted net loss per share for the three months ended March 31, 2006 would have been $0.40 had the Company not adopted SFAS No. 123(R), compared to reported basic and diluted net loss per share of $0.45.
     The Company estimates the fair value of stock options and ESPP rights granted using the Black-Scholes valuation model. For options granted prior to January 1, 2006, the Company amortizes the fair value on an accelerated basis. For options granted after January 1, 2006, the Company amortizes the fair value on a straight-line basis. All options are amortized over the requisite service period of the awards, which is generally the vesting period. Pre-vesting forfeitures were estimated to be approximately 0% for the three months ended March 31, 2006 as the majority of options granted contain monthly vesting terms. The fair value of each option is estimated on the date of grant using the Black-Scholes valuation model. The following assumptions were used during these periods:

	Employee Stock Option Plans
	March 31,
	2006	2005
Risk-free interest rate	4.9%	4.0%
Expected volatility	60%	70%
Expected life of options (years)	6.02 - 6.08	4.83 - 8.00
Expected dividend yield	—	—
     Risk-Free Interest Rate. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the option.
     Expected Volatility. As the length of time the Company’s shares have been publicly traded is shorter than the expected life of the option, the Company’s considers the expected volatility of similar entities as well as the Company’s historical volatility since its initial public offering in April 2004 in determining its volatility factor. In evaluating similar entities, the Company considers factors such as industry, stage of development, size and financial leverage.
     Expected Life of Options. In determining the expected life of the options, the Company uses the “short-cut” method described in Staff Accounting Bulletin No. 107. Under this method, the expected life is presumed to be the mid-point between the vesting date and the end of the contractual term.
     Expected Dividend Yield. The Company has never paid any dividends.
     The weighted average fair value of stock options granted in the three months ended March 31, 2006 and 2005 was $4.09 and $4.79, respectively. There were no ESPP purchase rights granted in the three months ended March 31, 2006. As of March 31, 2006, total unrecognized compensation cost related to stock options was approximately $14.0 million, and the weighted average period over which it is expected to be recognized is 2.4 years.
     The following table illustrates the effect on net income and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock plans for the three months ended March 31, 2005. For purposes of this pro forma disclosure, the value of options is estimated using the Black-Scholes valuation model and amortized to expense over the options’ vesting periods.

Three Months
Ended
March 31,
2005
Net loss
Net loss as reported	$(13,567,089)
Add: Stock-based employee compensation included in reported net loss	605,649
Deduct: Stock-based employee compensation determined under fair value method	(2,999,231)

Net loss including stock-based compensation	$(15,960,671)

Net loss per share
Basic and diluted — as reported	$(0.37)

Basic and diluted — including stock-based employee compensation	$(0.44)

Stock Option Activity
     A summary of stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (years)	Value
Outstanding at January 1, 2006	5,794,610	$5.89
Granted	1,377,075	6.78
Exercised	(175,780)	2.04
Forfeited	(170,350)	7.76

Outstanding at March 31, 2006	6,825,555	$6.12	8.54	$13,245,984

Exercisable at March 31, 2006	3,307,379	$4.76	7.75	$11,130,441

     The aggregated intrinsic value of options outstanding and options exercisable at March 31, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices that were lower than the $7.47 closing price of the Company’s common stock on March 31, 2006. The total intrinsic value of options exercised in the three months ended March 31, 2006 was approximately $808,000, determined as of the date of exercise. The Company received approximately $359,000 in cash from options exercised in the three months ended March 31, 2006.
     The Company accounts for options issued to non-employees under SFAS No. 123(R) and Emerging Issues Task Force Issue 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services. As such, the value of options issued to non-employees is periodically remeasured as the underlying options vest. For the three months ended March 31, 2006, stock-based compensation related to stock options issued to non-employees was approximately $118,000. There was no stock-based compensation related to the vesting of non-employee stock options for the three months ended March 31, 2005.

4. Comprehensive Income (Loss)
     Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss), specifically unrealized gains and losses on securities available-for-sale. Comprehensive loss consists of the following:

	Three Months Ended
	March 31,
	2006	2005
Net loss	$(19,925,367)	$(13,567,089)
Unrealized gain on investments	3,527	2,671

Comprehensive loss	$(19,921,840)	$(13,564,418)

5. Net Loss Per Share
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

	Three Months Ended
	March 31,
	2006	2005
Numerator:
Net loss	$(19,925,367)	$(13,567,089)

Denominator:
Weighted average common shares outstanding	44,732,308	36,339,273
Weighted average unvested common shares subject to repurchase	(62,051)	(108,430)

Denominator for basic and diluted net loss per share	44,670,257	36,230,843

Basic and diluted net loss per share	$(0.45)	$(0.37)

6. Segment Reporting
     Management has determined that the Company operates in one business segment which is the acquisition, development and commercialization of pharmaceutical products.
7. Inventories, Net
     Inventories, net consist of the following:

	March 31,	December 31,
	2006	2005
Raw materials	$1,091,052	$1,361,461
Finished goods	2,449,762	1,978,925

	3,540,814	3,340,386
Allowance for excess and obsolete inventory	(191,184)	(207,145)

	$3,349,630	$3,133,241

     Inventories are stated at the lower of cost (FIFO) or market and consist of finished goods and raw materials used in the manufacture of the Company’s Zegerid Powder for Oral Suspension and Zegerid Capsules products. The Company provides reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and on firm purchase commitments and inventory in the distribution channel, compared to forecasts of future sales.

8. Stockholders’ Equity
     In February 2006, the Company entered into a Committed Equity Financing Facility (“CEFF”), with Kingsbridge Capital Limited (“Kingsbridge”), which may entitle the Company to sell and obligate Kingsbridge to purchase, from time to time over a period of three years, shares of the Company’s common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. In connection with the CEFF, the Company entered into a common stock purchase agreement and registration rights agreement, and the Company also issued a warrant to Kingsbridge to purchase 365,000 shares of the Company’s common stock at a price of $8.2836 per share. The warrant is fully exercisable beginning after the six month anniversary of the agreement for a period of five years thereafter. The warrant was valued on the date of grant using the Black-Scholes method using the following assumptions: a risk-free interest rate of 4.5%, a volatility factor of 60%, a life of 5.5 years and a dividend yield of zero. The estimated value of the warrant was approximately $1.3 million and was recorded as a component of stockholders’ equity in the three months ended March 31, 2006.
     On February 3, 2006, the Company filed a resale shelf registration statement on Form S-3 with the Securities and Exchange Commission to facilitate Kingsbridge’s public resale of shares of the Company’s common stock which it may acquire from the Company from time to time in connection with the Company’s draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that the Company issued to Kingsbridge in connection with the CEFF. The resale shelf registration statement was declared effective on February 13, 2006. In the event that an effective registration statement is not available for the resale of securities purchased by Kingsbridge in connection with a draw down, the Company may be required to pay liquidated damages. In March 2006, the Company completed a draw down under the CEFF and issued 1,318,201 shares to Kingsbridge in exchange for gross proceeds of $7.8 million. In connection with the CEFF, the Company incurred legal fees and other financing costs of approximately $169,000.
9. Contingencies
     On August 22, 2005, an unidentified third party filed a Request for Ex Parte Reexamination of U.S. Patent No. 6,699,885 in the U.S. Patent and Trademark Office, or PTO. U.S. Patent No. 6,699,885 is one of five currently issued patents providing coverage for the Zegerid family of products, which are licensed to the Company under its license agreement with the University of Missouri. U.S. Patent No. 6,699,885 generally relates to methods for treating gastric acid related disorders by administering a composition consisting essentially of a PPI and a buffering agent, where a minimum serum concentration of the PPI is achieved within certain time periods. The Company subsequently has received notice that the PTO had granted the Request for Reexamination and had issued an initial office action. The reexamination process is provided for by law and requires the PTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third party or the PTO. Because the Company and the University of Missouri believe that the scope and validity of the patent claims in this patent are appropriate and that the PTO’s prior issuance of the patent was correct, the Company, in conjunction with the University of Missouri, will vigorously defend the patent position. It is not feasible to predict whether the Company and the University of Missouri ultimately will succeed in maintaining the scope and validity of the claims of this patent during reexamination. If the patent claims in this patent ultimately are narrowed substantially by the PTO, the extent of the patent coverage afforded to the Company’s Zegerid family of products could be impaired, which could potentially harm the Company’s business and operating results.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2005.
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

     Our Zegerid products are the first immediate-release oral PPIs to be developed for the U.S. market. The formulations are based on patented technology and utilize antacids to protect the PPI, omeprazole, from acid degradation in the stomach, allowing the omeprazole to be quickly absorbed into the bloodstream. Although other marketed oral PPIs enjoy widespread use due to their potent acid suppression, favorable safety profile and once-a-day dosing, they are available only in delayed-release, enteric-coated formulations. While the enteric coating protects the PPI from acid degradation, it also delays absorption until the PPI reaches the less acidic small intestine. Our immediate-release Zegerid products do not have enteric coatings and are designed to be absorbed rapidly, while providing a duration of effect similar to delayed-release PPIs.
     We received approval from the U.S. Food and Drug Administration, or FDA, to market Zegerid (omeprazole/sodium bicarbonate) Capsules in February 2006 and Zegerid with Magnesium Hydroxide (omeprazole/sodium bicarbonate/magnesium hydroxide) Chewable Tablets in March 2006 for the treatment of heartburn and other symptoms associated with gastroesophageal reflux disease, or GERD, treatment and maintenance of healing of erosive esophagitis and treatment of duodenal and gastric ulcers. We received approval from the FDA to market Zegerid Powder for Oral Suspension (omeprazole/sodium bicarbonate) for these same indications in 2004. In addition, Zegerid Powder for Oral Suspension is approved for the reduction of risk of upper GI bleeding in critically ill patients, and is currently the only PPI product approved for this indication.
     We commercially launched Zegerid Capsules in late March 2006 and launched Zegerid Powder for Oral Suspension 20 mg in late 2004 and the 40 mg dosage strength in early 2005. We are currently focusing our near-term resources on the launch of Zegerid Capsules and do not currently anticipate that the launch of the chewable tablet product will occur in 2006.
     We are supporting the launch of Zegerid Capsules, as well as the continued marketing of Zegerid Powder for Oral Suspension, through our greater than 250-member commercial organization, which includes approximately 200 field sales representatives. Our sales representatives have an average of five years of pharmaceutical sales experience, with many also having prior PPI selling experience. To support our sales and marketing efforts, we entered into a co-promotion agreement with Otsuka America Pharmaceutical, Inc., or Otsuka America, under which Otsuka America’s approximately 170 field sales representatives are co-promoting Zegerid Powder for Oral Suspension and Zegerid Capsules to our targeted physicians.
     In January 2001, we entered into an exclusive, worldwide license agreement with the University of Missouri, under which we licensed rights to all of its patents and patent applications relating to specific formulations of immediate-release PPIs with antacids for treating upper GI diseases and disorders. This licensed technology forms the basis of our Zegerid family of products. We paid the University of Missouri an upfront licensing fee of $1.0 million in 2001 and a one-time $1.0 million milestone fee upon the filing of our first NDA in 2003. In July 2004, we paid a one-time $5.0 million milestone fee based upon the FDA’s approval of Zegerid Powder for Oral Suspension 20 mg, and we are required to make additional milestone payments to the University of Missouri upon the achievement of certain regulatory events related to obtaining approvals outside the U.S., which may total up to $3.5 million in the aggregate. We are required to make milestone payments, up to a maximum of $86.3 million, based on first-time achievement of significant sales thresholds, and to pay royalties on net sales of our products. We are also required to pay the University of Missouri a portion of any sublicense fees, milestone payments or royalties that we receive from any sublicense.
     In June 2002, under a strategic sublicense agreement, we granted TAP Pharmaceutical Products Inc., or TAP, the North American rights to develop, manufacture and sell products resulting from the use of our immediate-release PPI technology with lansoprazole and derivatives of lansoprazole. We received an upfront fee of $8.0 million in July 2002 and a $10.0 million milestone payment in February 2005 related to TAP’s development activities. We received the February 2005 milestone after we prevailed in an alternative dispute resolution proceeding in which we alleged that TAP had achieved a development milestone. We paid 15% of the upfront fee and the February 2005 milestone to the University of Missouri. TAP exercised its right to terminate the sublicense agreement effective March 7, 2006.
     We have a non-exclusive agreement with Otsuka America, under which Otsuka America is co-promoting Zegerid Powder for Oral Suspension and Zegerid Capsules to targeted U.S. physicians. We originally entered into the agreement in October 2004 and amended the terms of the agreement in January 2006. Under the agreement, we received a $15.0 million upfront payment from Otsuka America, and have agreed to pay Otsuka America a royalty on total U.S. net sales of Zegerid Powder for Oral Suspension and Zegerid Capsules. The agreement will terminate automatically on December 31, 2009, unless terminated sooner. In addition to other more limited termination rights, either party may terminate the agreement at any time following June 30, 2007, by providing at least 120 days prior written notice.

     We have incurred significant losses since our inception. We had an accumulated deficit of approximately $223.2 million as of March 31, 2006. These losses have resulted principally from costs incurred in connection with license fees, research and development activities, including costs of clinical trial activities associated with our current products, commercialization activities and general and administrative expenses.
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
     In February 2006, we entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge, which may entitle us to sell and obligate Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. In connection with the CEFF, we entered into a common stock purchase agreement and registration rights agreement, and we also issued a warrant to Kingsbridge to purchase 365,000 shares of our common stock at a price of $8.2836 per share. The warrant is fully exercisable beginning after the six month anniversary of the agreement for a period of five years thereafter. On February 3, 2006, we filed a resale shelf registration statement on Form S-3 with the Securities and Exchange Commission to facilitate Kingsbridge’s public resale of shares of our common stock which it may acquire from us from time to time in connection with our draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that we issued to Kingsbridge in connection with the CEFF. The resale shelf registration statement was declared effective on February 13, 2006. In March 2006, we completed a draw down under the CEFF and issued 1,318,201 shares to Kingsbridge in exchange for gross proceeds of $7.8 million.
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
     We are obligated to accept from customers the return of products that are within six months of their expiration date or 12 months beyond their expiration date. We authorize returns for damaged products and exchanges for expired products in accordance with our return goods policy and procedures, and have established allowances for such amounts at the time of sale. We commercially launched Zegerid Powder for Oral Suspension 20 mg in late 2004 and the 40 mg dosage strength in early 2005 and Zegerid Capsules in late March 2006, and through March 31, 2006, we have had product returns of approximately $1.9 million. Given our limited history, we have established our allowances for potential product returns based on an analysis of product shipments to our wholesale distributors in excess of prescription demand for our Zegerid products. Although we believe that our estimates and assumptions are reasonable as of the date when made, actual results may differ significantly from these estimates. Our financial position, results of operations and cash flows may be materially and negatively impacted if actual returns exceed our estimated allowance for returns.
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
Inventories and Related Reserves
     Inventories are stated at the lower of cost (FIFO) or market and consist of finished goods and raw materials used in the manufacture of our Zegerid Powder for Oral Suspension and Zegerid Capsules products. We provide reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and on firm purchase commitments and inventory in the distribution channel, compared to forecasts of future sales.
Stock-Based Compensation
     Prior to January 1, 2006, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, we accounted for share-based payments to employees using the intrinsic value method of Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and, as such, generally recognized no compensation cost for employee stock options when the exercise price was equal to or in excess of the fair market value of the stock at the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123(R), using the modified prospective transition method. Under this transition method, compensation cost recognized for the three months ended March 31, 2006 included (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.
     We account for options issued to non-employees under SFAS No. 123(R) and EITF Issue 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services. As such, the value of options issued to non-employees is periodically remeasured as the underlying options vest.
     For the three months ended March 31, 2006, we recognized approximately $2.4 million of stock-based compensation in accordance with SFAS No. 123(R) and EITF Issue 96-18. Stock-based compensation of approximately $25,000, $295,000, and $2.1 million was included in cost of sales, research and development, and selling, general and administrative expenses, respectively, in the accompanying condensed statements of operations. As of March 31, 2006, total unrecognized compensation cost related to stock options was approximately $14.0 million, and the weighted average period over which it is expected to be recognized is 2.4 years.

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
     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. Please see our audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005, which contain accounting policies and other disclosures required by GAAP.
Results of Operations
Comparison of Three Months Ended March 31, 2006 and 2005
     Product Sales, Net. Product sales, net were $5.8 million for the three months ended March 31, 2006 and consisted primarily of sales of Zegerid Powder for Oral Suspension, as well as initial sales of Zegerid Capsules, which we commercially launched in late March 2006. Product sales, net were $1.4 million for the three months ended March 31, 2005 and consisted of sales of Zegerid Powder for Oral Suspension 20 mg, which we commercially launched in October 2004 and sales of Zegerid Powder for Oral Suspension 40 mg, which we commercially launched in February 2005.
     Sublicense and Co-Promotion Revenue. Sublicense and co-promotion revenue was $714,000 for the three months ended March 31, 2006 and $10.7 million for the three months ended March 31, 2005. Sublicense and co-promotion revenue consisted of co-promotion revenue from the $15.0 million upfront fee received pursuant to our co-promotion agreement with Otsuka America entered into in October 2004, which is being amortized to revenue over the term of the agreement through December 31, 2009. Additionally, for the three months ended March 31, 2005, sublicense and co-promotion revenue consisted of the $10.0 million milestone payment we received from TAP in February 2005 related to TAP’s development activities. We received the February 2005 milestone payment after we prevailed in an alternative dispute resolution proceeding in which we alleged that TAP had achieved a development milestone.
     Cost of Sales. Cost of sales was $931,000 for the three months ended March 31, 2006 and $258,000 for the three months ended March 31, 2005, or approximately 16% and 18% of net product sales, respectively. Cost of sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Zegerid products. Cost of sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments and inventory in the distribution channel, compared to forecasts of future sales. For the three months ended March 31, 2005, we recognized sales of Zegerid Powder for Oral Suspension, of which the associated cost of sales of approximately $98,000 had been previously reserved.
     License Fees and Royalties. License fees and royalties were $810,000 for the three months ended March 31, 2006 and $1.7 million for the three months ended March 31, 2005. License fees and royalties consisted of royalties due to the University of Missouri and Otsuka America based upon net product sales. Additionally, for the three months ended March 31, 2005, license fees and royalties included $1.5 million paid to the University of Missouri, which represented 15% of the milestone fee received pursuant to our strategic sublicense agreement with TAP.
     Research and Development. Research and development expenses were $2.4 million for the three months ended March 31, 2006 and $3.1 million for the three months ended March 31, 2005. Research and development expenses consisted primarily of costs associated with the development of and preparation for commercial manufacturing of our Zegerid products, compensation and other expenses related to research and development personnel and facilities expenses. The $747,000 decrease in our research and development expenses was primarily attributable to a decrease in manufacturing development activities associated with Zegerid Chewable Tablets and a decrease in compensation costs associated with research and development personnel resulting from a decrease in headcount.

     In the future, we may conduct additional clinical trials to further differentiate our Zegerid family of products. We have also committed, in connection with the approval of our NDAs for Zegerid Powder for Oral Suspension, to evaluate the product in pediatric populations, including pharmacokinetic/pharmacodynamic, or PK/PD, and safety studies. We are unable to estimate with any certainty the costs we will incur in the continued development of our Zegerid family of products. Although we received FDA approval to market Zegerid Chewable Tablets, Zegerid Capsules and Zegerid Powder for Oral Suspension, we cannot be certain when or if we will realize any profits from these products or any other development projects. Although we are currently focused primarily on advancing our Zegerid family of products, we anticipate that we will make determinations as to which development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific and clinical merits of each project.
     Selling, General and Administrative. Selling, general and administrative expenses were $23.0 million for the three months ended March 31, 2006 and $23.4 million for the three months ended March 31, 2005. The $383,000 decrease in our selling, general and administrative expenses was primarily attributable to decreased compensation costs associated with sales and marketing personnel resulting from a decrease in headcount, decreased travel and entertainment expenses and decreased advertising and promotional expenses. These decreases in selling, general and administrative expenses were offset in part by approximately $1.7 million of additional stock-based compensation expense recognized due to our adoption of SFAS No. 123(R).
     Interest and Other Income, Net. Interest and other income, net was $712,000 for the three months ended March 31, 2006 and $2.8 million for the three months ended March 31, 2005. The $2.0 million decrease was primarily attributable to interest income awarded to us in connection with the $10.0 million milestone we received from TAP after we prevailed in an alternative dispute resolution proceeding in the three months ended March 31, 2005, offset in part by higher interest income resulting from a higher rate of return on our cash, cash equivalents and short-term investments for the three months ended March 31, 2006.
Liquidity and Capital Resources
     As of March 31, 2006, cash, cash equivalents and short-term investments were $59.9 million, compared to $69.4 million as of December 31, 2005, a decrease of $9.5 million. This decrease resulted primarily from our net loss for three months ended March 31, 2006 offset in part by the net proceeds of approximately $7.6 million we received in March 2006 in connection with a draw down under our CEFF with Kingsbridge.
     Net cash used in operating activities was $17.7 million for the three months ended March 31, 2006 and $17.9 million for the three months ended March 31, 2005. The primary use of cash was to fund our net losses for these periods, adjusted for non-cash expenses, including $2.4 million for the three months ended March 31, 2006 and $606,000 for the three months ended March 31, 2005 in stock-based compensation, and changes in operating assets and liabilities. Additionally, working capital uses of cash for the three months ended March 31, 2005 included decreases in accounts payable and accrued liabilities and deferred revenue and increases in inventories.
     Net cash provided by investing activities was $2.7 million for the three months ended March 31, 2006 and $20.8 million for the three months ended March 31, 2005. These activities primarily consisted of purchases and sales and maturities of short-term investments. Additionally, for the three months ended March 31, 2005, long-term restricted cash increased in connection with establishing a letter of credit under our vehicle lease agreements.
     Net cash provided by financing activities was $8.0 million for the three months ended March 31, 2006, and net cash used in financing activities was $31,000 for the three months ended March 31, 2005. For the three months ended March 31, 2006, these activities consisted primarily of the issuance of common stock in connection with a draw down under our CEFF with Kingsbridge in March 2006 resulting in net proceeds of approximately $7.6 million.
     While we support the commercial launch of Zegerid Capsules and as we continue to sponsor clinical trials for, as well as develop and manufacture our current products and new product opportunities, we anticipate significant cash requirements for personnel costs, advertising and promotional activities, capital expenditures, and investment in additional office space, internal systems and infrastructure.
     We currently rely on OSG Norwich Pharmaceuticals, Inc. as our manufacturer of Zegerid Capsules and Patheon, Inc. as our manufacturer of Zegerid Powder for Oral Suspension. We also purchase commercial quantities of omeprazole, an active ingredient in our products, from Union Quimico Farmaceutica, S.A. At March 31, 2006, we had finished goods and raw materials inventory purchase commitments of approximately $2.5 million.

     The following summarizes our long-term contractual obligations as of March 31, 2006:

		Payments Due by Period
		Less than
		One Year	One to	Four to
Contractual Obligations	Total	(Remainder of 2006)	Three Years	Five Years	Thereafter
	(in thousands)
Operating leases	$4,456	$1,835	$2,621	$—	$—
Equipment financing	22	22	—	—	—
Sponsored research agreements	75	75	—	—	—
Other long-term contractual obligations	594	485	109	—	—

Total	$5,147	$2,417	$2,730	$—	$—

     The amount and timing of cash requirements will depend on market acceptance of Zegerid Powder for Oral Suspension, Zegerid Capsules and any other products that we may market in the future, the resources we devote to researching, developing, formulating, manufacturing, commercializing and supporting our products, and our ability to enter into third-party collaborations.
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
     In February 2006, we entered into the CEFF which may entitle us to sell and obligate Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. We filed a resale shelf registration statement on Form S-3 with the Securities and Exchange Commission to facilitate Kingsbridge’s public resale of shares of our common stock which it may acquire from us from time to time in connection with our draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that we issued to Kingsbridge in connection with the CEFF. The resale shelf registration statement was declared effective in February 2006. In March 2006, we completed a draw down under the CEFF and issued 1,318,201 shares to Kingsbridge in exchange for gross proceeds of $7.8 million. There can be no assurance that we will be able to complete any further draw downs under the CEFF. Factors influencing our ability to complete draw downs include conditions such as a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; the continued effectiveness of the shelf registration statement; and the continued listing of our stock on the Nasdaq National Market.
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

     As of March 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Caution on Forward-Looking Statements
     Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to successfully launch and drive market demand for Zegerid Capsules, as well as continue to generate commercial sales of Zegerid Powder for Oral Suspension and any other products that may be marketed; our ability to obtain additional financing as needed to support our operations; the scope and validity of patent protection for our products and our ability to commercialize our products without infringing the patent rights of others; unexpected adverse side effects or inadequate therapeutic efficacy of our products that could delay or prevent commercialization or that could result in product recalls or product liability claims; competition from other pharmaceutical or biotechnology companies; other difficulties or delays relating to the development, testing, manufacturing and marketing of our products; and the discussions set forth below in Part II, Item 1A. Risk Factors.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On August 22, 2005, an unidentified third party filed a Request for Ex Parte Reexamination of U.S. Patent No. 6,699,885 in the U.S. Patent and Trademark Office, or PTO. U.S. Patent No. 6,699,885 is one of five currently issued patents providing coverage for the Zegerid family of products, which are licensed to us under our license agreement with the University of Missouri. U.S. Patent No. 6,699,885 generally relates to methods for treating gastric acid related disorders by administering a composition consisting essentially of a PPI and a buffering agent, where a minimum serum concentration of the PPI is achieved within certain time periods. We subsequently have received notice that the PTO had granted the Request for Reexamination and had issued an initial office action. The reexamination process is provided for by law and requires the PTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third party or the PTO. Because we and the University of Missouri believe that the scope and validity of the patent claims in this patent are appropriate and that the PTO’s prior issuance of the patent was correct, we, in conjunction with the University of Missouri, will vigorously defend the patent position. It is not feasible to predict whether we and the University of Missouri ultimately will succeed in maintaining the scope and validity of the claims of this patent during reexamination. If the patent claims in this patent ultimately are narrowed substantially by the PTO, the extent of the patent coverage afforded to our Zegerid family of products could be impaired, which could potentially harm our business and operating results.
Item 1A. Risk Factors
     Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, which has been updated since the filing of our Annual Report on Form 10-K, in its entirety, in addition to other information contained in this report as well as our other public filings with the Securities and Exchange Commission.
     In the near-term, the success of our business will depend on many factors, including:
•	whether we are able to successfully launch and drive market demand for Zegerid (omeprazole/sodium bicarbonate) Capsules, as well as continue to generate commercial sales of Zegerid Powder for Oral Suspension (omeprazole/sodium bicarbonate), including our ability to:
•	achieve market acceptance of our products by our targeted primary care physicians and gastroenterologists;

•	obtain and maintain favorable reimbursement coverage for our products from third-party payors; and

•	compete effectively within the gastrointestinal, or GI, field, where many other products are well-established and successful and are marketed by competitors with significantly more experience and resources; and
•	whether we will be able to obtain additional financing to fund our operations; and

•	whether we are able to maintain patent protection for our products and to commercialize our products without infringing the patent rights of others.
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

Risks Related to Our Business and Industry
At this time, we are largely dependent on the commercial success of our Zegerid products, and we cannot be certain that we will be able to achieve commercial success with these products.
     We have invested a significant portion of our time and financial resources in the development and commercialization of Zegerid Powder for Oral Suspension and Zegerid Capsules, which are currently being marketed, and our chewable tablet dosage form, which was approved by the U.S. Food and Drug Administration, or FDA, in March 2006. These products are proprietary immediate-release formulations of omeprazole, a proton pump inhibitor, or PPI, and are intended to treat or reduce the risk of a variety of upper GI diseases and disorders. We anticipate that in the near term our ability to generate revenues will depend on the commercial success of our currently marketed products, which in turn, will depend on several factors, including our ability to:
•	successfully launch Zegerid Capsules and drive market demand for the product, as well as continue to generate commercial sales of Zegerid Powder for Oral Suspension, through our own sales force and our co-promotion arrangement with Otsuka America Pharmaceutical, Inc., or Otsuka America, or any other collaboration with pharmaceutical companies or contract sales organizations that we may later establish;

•	establish and maintain effective marketing programs and continue to build brand identity;

•	obtain greater acceptance of the products by physicians, patients and third-party payors and obtain and maintain distribution at the retail level;

•	establish and maintain our agreements with wholesalers and distributors on commercially reasonable terms; and

•	demonstrate commercial manufacturing capabilities as necessary to meet commercial demand for the products and maintain commercial manufacturing arrangements with third-party manufacturers.
     We will continue to incur significant costs as we launch Zegerid Capsules and continue to support the commercialization of Zegerid Powder for Oral Suspension. We encountered low initial market demand for Zegerid Powder for Oral Suspension and have realized modest growth and may be unable to achieve greater market acceptance. For the three months ended March 31, 2006, we recognized only approximately $5.8 million in net product sales, which consisted primarily of net sales of Zegerid Powder for Oral Suspension due to the timing of the launch of Zegerid Capsules in late March 2006. In addition, as of March 31, 2006, we had an accumulated deficit of approximately $223.2 million.
     We cannot be certain that our launch of Zegerid Capsules and continued marketing of Zegerid Powder for Oral Suspension will result in increased demand for the products. If we fail to successfully commercialize these products or are significantly delayed in doing so, we may be unable to generate sufficient revenues to sustain and grow our business and attain profitability, and our business, financial condition and results of operations will be materially adversely affected.
Failure of our Zegerid products to achieve and maintain market acceptance would seriously impair our growth prospects and our ability to reach profitability.
     The commercial success of Zegerid Capsules, Zegerid Powder for Oral Suspension and any other products we promote will depend upon acceptance of our products by the medical community, particularly gastroenterologists and primary care physicians, as well as patients and third-party payors. Market acceptance will depend upon several factors, including:
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
     Our account managers contact private health insurers, managed care organizations, government entities and other third-party payors, seeking reimbursement coverage for our products similar to that for branded delayed-release PPI products. The process for obtaining coverage can be lengthy and time-consuming, in some cases taking several months before a particular payor initially reviews our product, and we may ultimately be unsuccessful in obtaining coverage. Our competitors generally have larger account management organizations, as well as existing business relationships with third-party payors relating to their PPI products, as well as other portfolio products. Moreover, the current availability of generic and OTC delayed-release omeprazole products may make obtaining reimbursement coverage for our immediate-release products more difficult because our products also utilize omeprazole as an active ingredient. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be materially adversely affected.

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
     Our Zegerid products will compete with many prescription and OTC products, including:
Prescription Products:
•	PPIs: AstraZeneca plc’s Prilosec® and Nexium®, TAP Pharmaceutical Products Inc.’s Prevacid®, Wyeth’s and Altana’s Protonix®, Johnson & Johnson’s and Eisai Co., Ltd.’s Aciphex®, and generic omeprazole, among others; and

•	H2-receptor antagonists: Merck & Co., Inc.’s Pepcid®, GlaxoSmithKline plc’s Zantac® and Tagamet® and Braintree Laboratories, Inc.’s Axid®, among others.
Over-the-Counter Products:
•	PPIs: The Procter & Gamble Company’s Prilosec OTC®;

•	H2-receptor antagonists: Pfizer Inc.’s Zantac, GlaxoSmithKline plc’s Tagamet, and Johnson & Johnson’s and Merck & Co., Inc.’s Pepcid AC® and Pepcid Complete®, among others; and

•	Antacids: Johnson & Johnson’s and Merck and Co., Inc.’s Mylanta®, Novartis AG’s Maalox®, Pfizer Inc.’s Rolaids® and GlaxoSmithKline plc’s Gaviscon® and Tums®, among others.
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
     We began the commercial sale of Zegerid Powder for Oral Suspension in late 2004 and early 2005 and Zegerid Capsules in late March 2006, and thus our company has relatively limited experience in selling and marketing our products. In connection with the launch of these products, we established our greater than 250-member commercial organization, including approximately 200 field sales representatives who target high-prescribing gastroenterologists and primary care physicians treating GI diseases and disorders in the U.S. To the extent we are not successful in retaining qualified sales and marketing personnel, we will not be able to effectively market our currently approved products or any future products.
     In addition, we entered into a non-exclusive agreement with Otsuka America in October 2004, which was subsequently amended in January 2006, under which Otsuka America currently co-promotes Zegerid Powder for Oral Suspension and Zegerid Capsules to targeted U.S. physicians. We and Otsuka America each have the right to terminate the agreement at any time following June 30, 2007 by providing at least 120 days prior written notice, as well as other more limited termination rights. While our agreement with Otsuka America requires its sales representatives to promote our products in a minimum number of first position sales calls to target physicians, we cannot be sure that Otsuka America’s efforts will be successful or that our own sales force, together with any efforts made by Otsuka America to promote our products, will generate sufficient awareness or demand for our products. Even if we determine to pursue a relationship with another pharmaceutical company or contract sales organization to facilitate our sales efforts, we may not be able to enter into agreements with these entities on commercially reasonable terms, or at all. Any revenues we receive from sales of our products generated by Otsuka America or any other third parties will depend upon the efforts of those other parties, which in many instances will not be within our control. If we are unable to maintain our co-promotion agreement with Otsuka America or to effectively establish an alternative arrangement to market our products more broadly than we can through our internal sales force, our business could be adversely affected. In addition, in order to cover all of the PPI prescribing physicians at the same level of reach and frequency as our competitors with branded PPI products, we and Otsuka America would need to significantly expand our collective sales force beyond current levels or we would need to partner with another company with a substantial primary care sales organization.
We depend on a limited number of customers, and if we lose any of our significant customers, our business could be harmed.
     Our customers include some of the nation’s leading wholesale pharmaceutical distributors, such as Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, and major drug chains. Sales to Cardinal, McKesson and AmerisourceBergen accounted for 19%, 17% and 9%, respectively, of our annual revenues during 2005 and 33%, 30% and 13%, respectively, of our revenues for the three months ended March 31, 2006. The loss of any of these customers’ accounts or a material reduction in their purchases could harm our business, financial condition or results of operations. In addition, we may face pricing pressure from our customers.
If we are unable to manufacture our products on a commercial basis, our commercialization efforts will be materially harmed.
     Although we have commenced commercial manufacturing of Zegerid Capsules and Zegerid Powder for Oral Suspension, the quantities that our suppliers are able to manufacture in the future may fail to meet our quality specifications or may not be sufficient to meet potential commercial demand for either of the products. Any problems or delays experienced in the manufacturing process for Zegerid Capsules or Zegerid Powder for Oral Suspension may impair our ability to provide commercial quantities of the products, which would limit our ability to sell the products and would adversely affect our business. While we believe we ultimately could redesign our manufacturing processes or identify alternative suppliers in response to problems we may encounter as we manufacture our products, it could take significant time to do so and may require regulatory approval, and our products may not be available from alternate manufacturers at favorable prices.
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
     We have limited control over our third-party manufacturers, including with respect to regulatory compliance and quality assurance matters. Any delay or interruption of supply related to a third-party manufacturers’ failure to comply with regulatory or other requirements would limit our ability to make sales of our products. Any manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims. With respect to any future products under development, if the FDA finds significant issues with any of our manufacturers during the FDA’s pre-approval inspection process, the approval of those products could be delayed while the manufacturer addresses the FDA’s concerns, or we may be required to identify and obtain the FDA’s approval of a new supplier. This could result in significant delays before manufacturing of our products can begin, which in turn would delay commercialization of our products. In addition, the importation of pharmaceutical products into the U.S. is subject to regulation by the FDA, and the FDA can refuse to allow an imported product into the U.S. if it is not satisfied that the product complies with applicable laws or regulations.

     We rely on a single third-party manufacturer located outside of the U.S., Patheon Inc., for the supply of Zegerid Powder for Oral Suspension, and we are obligated under our supply agreement to purchase a significant portion of our requirements of this product from Patheon. In addition, we rely on OSG Norwich Pharmaceuticals, Inc., located in New York, as the current sole third-party manufacturer of Zegerid Capsules. We also currently rely on a single third-party supplier located outside of the U.S., Union Quimico Farmaceutica, S.A., or Uquifa, for the supply of omeprazole, which is an active pharmaceutical ingredient in each of our current products. We are obligated under our supply agreement with Uquifa to purchase all of our requirements of omeprazole from this supplier. We also currently rely on a single supplier for sodium bicarbonate, which is an active excipient in our powder for oral suspension and capsule products, and we rely on our third-party manufacturers to purchase the sodium bicarbonate directly from the supplier. Any significant problem that our sole source suppliers experience could result in a delay or interruption in the supply to us until the supplier cures the problem or until we locate an alternative source of supply. In addition, because our sole source suppliers provide manufacturing services to a number of other pharmaceutical companies, our suppliers may experience capacity constraints or chose to prioritize one or more of their other customers over us.
     Although alternative sources of supply exist, the number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture the finished forms of our pharmaceutical products or the active omeprazole and antacid pharmaceutical ingredients in our products on a commercial scale is very limited, and it would take a significant amount of time to arrange for alternative manufacturers. Any new supplier of products or active pharmaceutical ingredients would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing such products or ingredients. The FDA may require us to conduct additional clinical trials, collect stability data and provide additional information concerning any new supplier before we could distribute products from that supplier. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new supplier to bear significant additional costs which may be passed on to us.
     In addition, we have not entered into commercial supply agreements for our chewable tablet product and may not be able to establish or maintain commercial manufacturing arrangements for that product on commercially reasonable terms. We are currently focusing our near-term resources on the launch of Zegerid Capsules and do not currently anticipate that the launch of the chewable tablet product will occur in 2006.
Regulatory approval for our currently marketed products, Zegerid Capsules and Zegerid Powder for Oral Suspension, is limited by the FDA to those specific indications and conditions for which we are able to support clinical safety and efficacy.
     Any regulatory approval is limited to those specific diseases and indications for which our products are deemed to be safe and effective by the FDA. Our currently marketed products, Zegerid Capsules and Zegerid Powder for Oral Suspension, have been approved by the FDA for the treatment of heartburn and other symptoms associated with GERD, treatment and maintenance of healing of erosive esophagitis and treatment of duodenal and gastric ulcers. Zegerid Powder for Oral Suspension also has been approved for the reduction of risk of upper GI bleeding in critically ill patients. In addition to the FDA approval required for new formulations, any new indication to an approved product also requires FDA approval. If we are not able to obtain FDA approval for any desired future indications for our products, our ability to effectively market and sell our products may be reduced and our business will be adversely affected.
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

We are subject to ongoing regulatory review of Zegerid Capsules and Zegerid Powder for Oral Suspension, and we will be subject to ongoing regulatory review of any of our other products that we may market in the future.
     Zegerid Capsules and Zegerid Powder for Oral Suspension and any other products that we may market in the future will continue to be subject to extensive regulation. These regulations impact many aspects of our operations, including the manufacture, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the products. The FDA also frequently requires post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products. For example, in connection with the approval of our new drug applications, or NDAs, for Zegerid Powder for Oral Suspension, we committed to commence clinical studies to evaluate the product in pediatric populations in 2005. We are currently working with the FDA on the final study designs and have not yet commenced any of the studies. In addition, the subsequent discovery of previously unknown problems with the product may result in restrictions on the product, including withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, disgorgement of money, operating restrictions and criminal prosecution.
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
     We are a small company and, as of March 31, 2006, had less than 350 employees. Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical, manufacturing, product development, business development and sales and marketing personnel. We may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, if we are unable to generate increased market demand for our Zegerid products, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results.
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
     The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve profitability. We have been engaged in developing and commercializing drugs and have consistently generated operating losses since our inception in December 1996. Our commercial activities, and continued product development and clinical activities will require significant expenditures. For the three months ended March 31, 2006, we had recognized only approximately $5.8 million in net sales of our products, and, as of March 31, 2006, we had an accumulated deficit of approximately $223.2 million. We expect to continue to incur additional operating losses and capital expenditures as we support the launch of Zegerid Capsules and continued marketing of Zegerid Powder for Oral Suspension, and continue our product development and clinical research programs.
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
     In February 2006, we entered into the CEFF which may entitle us to sell and obligate Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. We filed a resale shelf registration statement on Form S-3 with the Securities and Exchange Commission to facilitate Kingsbridge’s public resale of shares of our common stock which it may acquire from us from time to time in connection with our draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that we issued to Kingsbridge in connection with the CEFF. The resale shelf registration statement was declared effective in February 2006. In March 2006, we completed a draw down under the CEFF and issued 1,318,201 shares to Kingsbridge in exchange for gross proceeds of $7.8 million.
     There can be no assurance that we will be able to complete any further draw downs under the CEFF. Factors influencing our ability to complete draw downs include conditions such as a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; our ability to maintain the effectiveness of the shelf registration statement; and the continued listing of our stock on the Nasdaq National Market.
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
     The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. In March 2006, we completed a draw down under the CEFF and issued 1,318,201 shares to Kingsbridge in exchange for gross proceeds of $7.8 million. Kingsbridge will not be obligated to purchase additional shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; the continued effectiveness of the shelf registration statement; and the continued listing of our stock on the Nasdaq National Stock market. In addition, Kingsbridge is permitted to terminate the CEFF if it determines that a material and adverse event has occurred affecting our business, operations, properties or financial condition and if such condition continues for a period of 10 days from the date Kingsbridge provides us notice of such material and adverse event. Moreover, our ability to fully utilize the CEFF as a source of future financings may be limited by the maximum number of 8,853,165 shares issuable under the CEFF consistent with Nasdaq National Market listing requirements. If we are unable to access funds through the CEFF, or if the CEFF is terminated by Kingsbridge, we may be unable to access capital on favorable terms or at all.

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
     If we sell shares to Kingsbridge under the CEFF, or issue shares in lieu of a blackout payment, it will have a dilutive effective on the holdings of our current stockholders, and may result in downward pressure on the price of our common stock. For each draw down under the CEFF, we will issue shares to Kingsbridge at a discount of up to 10% from the volume weighted average price of our common stock. If we draw down amounts under the CEFF when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price.
Our quarterly financial results are likely to fluctuate significantly because our sales prospects are uncertain.
     Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the commercial success of, and demand for, Zegerid Capsules and Zegerid Powder for Oral Suspension, as well as any other products we may market in the future are uncertain and therefore our sales prospects are uncertain. The level of our revenues, if any, and results of operations at any given time will be based primarily on the following factors:
•	commercial success of Zegerid Capsules and Zegerid Powder for Oral Suspension;

•	demand and pricing of products we may offer;

•	physician and patient acceptance of our products;

•	levels of third-party reimbursement for our products;

•	interruption in the manufacturing or distribution of our products;

•	our ability to maintain a productive sales force;

•	our ability to obtain regulatory approval for any future products we develop;

•	results of our clinical trials;

•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

•	legislative changes affecting the products we may offer or those of our competitors; and

•	the effect of competing technological and market developments.
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
     We were incorporated in December 1996 and have only been conducting operations with respect to our Zegerid family of products since January 2001. We commercially launched our first product in October 2004. Our operations to date have involved organizing and staffing our company, acquiring, developing and securing our technology, undertaking product development and clinical trials for our products and commercially launching Zegerid Powder for Oral Suspension and Zegerid Capsules. We have limited experience selling and marketing our products, and we have not yet demonstrated an ability to achieve commercial success with our products. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing products.
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
     For example, effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123(R), which requires us to treat the fair value of stock options granted to employees as an expense. Prior to January 1, 2006, we were generally not required to record compensation expense in connection with stock option grants to employees, and we have relied heavily on stock options to motivate existing employees and attract new employees. The change had a significant impact on our results of operations for the three months ended March 31, 2006. The specific impact of the new standard in future periods, however, cannot be predicted at this time because it will depend on levels of stock options or other share-based payments granted and the possible variability in the valuation assumptions used in the future. The requirement to expense the fair value of stock option grants may reduce the attractiveness of granting stock options. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees.
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
     On August 22, 2005, an unidentified third party filed a Request for Ex Parte Reexamination of U.S. Patent No. 6,699,885 in the U.S. Patent and Trademark Office, or PTO. U.S. Patent No. 6,699,885 is one of five currently issued patents providing coverage for the Zegerid family of products, which are licensed to us under our license agreement with the University of Missouri. U.S. Patent No. 6,699,885 generally relates to methods for treating gastric acid related disorders by administering a composition consisting essentially of a PPI and a buffering agent, where a minimum serum concentration of the PPI is achieved within certain time periods. We subsequently have received notice that the PTO had granted the Request for Reexamination and had issued an initial office action. The reexamination process is provided for by law and requires the PTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third party or the PTO. Because we and the University of Missouri believe that the scope and validity of the patent claims in this patent are appropriate and that the PTO’s prior issuance of the patent was correct, we, in conjunction with the University of Missouri, will vigorously defend the patent position. It is not feasible to predict whether we and the University of Missouri ultimately will succeed in maintaining the scope and validity of the claims of this patent during reexamination. If the patent claims in this patent ultimately are narrowed substantially by the PTO, the extent of the patent coverage afforded to our Zegerid family of products could be impaired, which could potentially harm our business and operating results.
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
     Trademarks. Our trademarks will be important to our success and competitive position. We have received U.S. and European Union, or EU, trademark registration for our corporate name, Santarus®. We also have received trademark registration in the U.S. and Canada and have applied for trademark registration in the EU and Japan for our brand name, Zegerid®, and have applied for trademark registration for various other names and logos. The EU trademark application for our brand name, Zegerid, is currently in an opposition proceeding. In addition, in Canada, we have received a notice of allowance for our Zegerid brand name, and we have until the end of 2007 to file a declaration of use or to request an extension. Any objections we receive from the PTO, foreign trademark authorities or third parties relating to our pending applications could require us to incur significant expense in defending the objections or establishing alternative names. There is no guarantee we will be able to secure any of our pending trademark applications with the PTO or comparable foreign authorities.
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
     Our Zegerid products are based on patented technology and technology for which patent applications are pending that we have exclusively licensed from the University of Missouri. A loss or adverse modification of our technology license from the University of Missouri would materially harm our ability to develop and commercialize our current products and other products based on that licensed technology that we may attempt to develop or commercialize in the future. The University of Missouri may claim that new patents or new patent applications that result from new research performed by the University of Missouri are not part of the licensed technology.
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
     Our common stock had not been publicly traded prior to our initial public offering, which was completed in April 2004, and an active trading market may not be sustained. We have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of specialty pharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. For example, during the year ended December 31, 2005, the trading prices for our common stock ranged from a high of $9.19 to a low of $2.80, and on March 31, 2006, the closing trading price for our common stock was $7.47.
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
     In February 2006, we entered into the CEFF which may entitle us to sell and obligate Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. In February 2006, the Securities and Exchange Commission declared effective a resale shelf registration statement to facilitate Kingsbridge’s public resale of shares of our common stock which it may acquire from us from time to time in connection with our draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that we issued to Kingsbridge in connection with the CEFF. In March 2006, we completed a draw down under the CEFF and issued 1,318,201 shares to Kingsbridge in exchange for gross proceeds of $7.8 million.
     In addition, in May 2005, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective in June 2005. On August 22, 2005, we sold 7,350,000 shares of our common stock that were registered under the universal shelf registration statement. The universal shelf registration statement may permit us, from time to time, to offer and sell up to an additional approximately $43.8 million of equity or debt securities. Some of these securities may be shares of our common stock or securities convertible into shares of our common stock and all of these securities would be available for immediate resale in the market. We may issue and sell all of these securities at any time and from time to time until the date that is two years from the date of effectiveness of the universal registration statement.
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
     Persons who were our stockholders prior to the sale of shares in our initial public offering may continue to hold a substantial number of shares of our common stock that they generally are currently able to sell in the public market. Significant portions of these shares are held by a small number of stockholders. Sales by our current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Similarly, sales by Kingsbridge of any shares that we may sell to it under the CEFF from time to time or upon the exercise of the warrant to purchase 365,000 shares of common stock that we issued to Kingsbridge in connection with the CEFF, or the expectation that sales may occur, could significantly reduce the market price of our common stock. Moreover, the holders of a substantial number of shares of common stock, including shares issuable upon exercise of outstanding warrants, may have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
We are exposed to increased costs and risks related to complying with recently enacted and proposed changes in laws and regulations, including costs and risks associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
     Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the Securities and Exchange Commission and by the Nasdaq National Market, will result in increased costs to us. In particular, we incurred additional administrative expense in connection with the implementation of Section 404 of the Sarbanes-Oxley Act, which required management to report on, and our independent registered public accounting firm to attest to, our internal controls as of December 31, 2005, and we will incur additional administrative expenses as we continue to comply with Section 404 for future periods. As part of our compliance with Section 404, we also rely on the continued effectiveness and adequacy of the internal controls at our key service providers. In addition, the new rules could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board, our board committees or as executive officers. We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. If we, or the third party service providers on which we rely, fail to comply with any of these laws or regulations, or if our auditors cannot timely attest to our evaluation of our internal controls, we could be subject to regulatory scrutiny and a loss of public confidence in our corporate governance or internal controls, which could have an adverse effect on our business and our stock price.
Our executive officers and directors and their affiliates may exercise influence over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.
     Our executive officers and directors and their affiliates together control approximately 5.5% of our outstanding common stock, as of March 31, 2006. As a result, these stockholders may collectively be able to influence matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
     As previously disclosed in our Current Report on Form 8-K filed on February 3, 2006, we have entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Limited, pursuant to which Kingsbridge has committed to purchase, from time to time over a period of three years, newly-issued shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. In connection with the CEFF, we issued a warrant to Kingsbridge to purchase up to 365,000 shares of common stock at an exercise price of $8.2836 per share. The CEFF and the related warrant are described in more detail in Note 8 to the financial statements included with this report. Under the CEFF, in March 2006 we sold 1,318,201 shares for gross proceeds of $7.8 million. We are not obligated to sell any of the remaining $67.2 million of common stock available under the CEFF and there are no minimum commitments or minimum use penalties. We relied on the exemption from registration contained in Section 4(2) of the Securities Act, and Regulation D, Rule 506 thereunder, in connection with obtaining Kingsbridge’s commitment under the CEFF and for the issuance of the warrant in consideration of such commitment.
Issuer Purchases of Equity Securities
     We presently have no publicly announced share repurchase plan or program. All repurchased shares of common stock described in the following table were initially issued as equity incentive awards to employees, directors or consultants in the form of restricted stock or upon the exercise of early-exercisable but unvested stock options. All repurchases were made upon forfeiture of shares of common stock by the recipient of such equity incentive awards in connection with the termination of employment or other service relationship with us. Pursuant to the award agreements governing such grants, the repurchase price for all shares was equal to the price per share initially paid by the recipient. The following table provides information relating to our repurchase of shares of our common stock in the first quarter of 2006.

Maximum Number
			Total	(or Approximate
			Number of Shares	Dollar Value)
	Total Number		Purchased as Part	of Shares That May
	of	Average	of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs	Programs
January 2006	—	$—	—	—
February 2006	—	—	—	—
March 2006	10,187	.875	—	—

Total	10,187

Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

Exhibit
Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

3.3(2)	Certificate of Designations for Series A Junior Participating Preferred Stock

4.1(2)	Form of Common Stock Certificate

4.2(3)	Amended and Restated Investors’ Rights Agreement, dated April 30, 2003, among us and the parties named therein

4.3(3)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated May 19, 2003, among us and the parties named therein

4.4(3)*	Stock Restriction and Registration Rights Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

4.5(3)	Form of Series C Preferred Stock Purchase Warrant

4.6(3)	Form of Common Stock Purchase Warrant

4.7(3)	Warrant to Purchase Shares of Common Stock, dated April 30, 2003, issued to Rockport Venture Securities, LLC

4.8(2)	Rights Agreement, dated as of November 12, 2004, between us and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Santarus, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

4.9(4)	First Amendment to Rights Agreement, dated as of April 19, 2006, between us and American Stock Transfer & Trust Company

4.10(5)	Warrant to Purchase Shares of Common Stock, dated February 3, 2006, issued by us to Kingsbridge Capital Limited

4.11(5)	Registration Rights Agreement, dated February 3, 2006, between us and Kingsbridge Capital Limited

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

Exhibit
Number	Description

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q of Santarus, Inc. for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 13, 2004.

(2)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on November 17, 2004.

(3)	Incorporated by reference to the Registration Statement on Form S-1 of Santarus, Inc. (Registration No. 333-111515), filed with the Securities and Exchange Commission on December 23, 2003, as amended.

(4)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on April 21, 2006.

(5)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on February 3, 2006.

*	Santarus, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which portions have been omitted and filed separately with the Securities and Exchange Commission.

†	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Santarus, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 4, 2006

/s/ Debra P. Crawford
Debra P. Crawford,
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)