Form 10-Q
period 2006-06-30
SANTARUS INC
filed 2006-08-09
CIK 1172480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number: 000-50651
SANTARUS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0734433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10590 West Ocean Air Drive, Suite 200, San Diego, CA	92130 (Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of July 31, 2006 was 47,849,481.

SANTARUS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Santarus, Inc.
Condensed Balance Sheets
(unaudited)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$46,163,769	$59,916,226
Short-term investments	8,295,133	9,450,280
Accounts receivable, net	8,533,923	2,663,483
Inventories, net	3,450,965	3,133,241
Other current assets	1,360,770	1,252,923

Total current assets	67,804,560	76,416,153

Long-term restricted cash	1,700,000	1,950,000
Property and equipment, net	462,856	617,522
Other assets	827,743	951,708

Total assets	$70,795,159	$79,935,383

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$13,102,190	$9,485,278
Allowance for product returns	6,970,715	4,463,616
Current portion of deferred revenue	2,857,143	2,857,143
Current portion of long-term debt	—	38,019

Total current liabilities	22,930,048	16,844,056

Deferred revenue, less current portion	7,142,857	8,571,428
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized at June 30, 2006 and December 31, 2005; no shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized at June 30, 2006 and December 31, 2005; 47,845,698 and 44,467,087 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	4,784	4,447
Additional paid-in capital	280,589,224	259,486,970
Deferred compensation	—	(1,699,932)
Accumulated other comprehensive loss	(6,563)	(4,120)
Accumulated deficit	(239,865,191)	(203,267,466)

Total stockholders’ equity	40,722,254	54,519,899

Total liabilities and stockholders’ equity	$70,795,159	$79,935,383

See accompanying notes.

Santarus, Inc.
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Product sales, net	$8,678,243	$3,084,993	$14,468,098	$4,534,131
Sublicense and co-promotion revenue	714,285	714,285	1,428,571	11,428,571

Total revenues	9,392,528	3,799,278	15,896,669	15,962,702
Costs and expenses:
Cost of sales	1,420,931	505,968	2,351,925	763,756
License fees and royalties	1,214,956	431,898	2,025,536	2,134,777
Research and development	1,726,140	2,527,025	4,097,825	5,645,624
Selling, general and administrative	22,414,296	20,426,641	45,442,675	43,837,633

Total costs and expenses	26,776,323	23,891,532	53,917,961	52,381,790

Loss from operations	(17,383,795)	(20,092,254)	(38,021,292)	(36,419,088)
Interest and other income, net	711,437	549,291	1,423,567	3,309,036

Net loss	$(16,672,358)	$(19,542,963)	$(36,597,725)	$(33,110,052)

Basic and diluted net loss per share	$(0.36)	$(0.54)	$(0.80)	$(0.91)

Weighted average shares outstanding to calculate basic and diluted net loss per share	46,602,366	36,410,782	45,637,918	36,321,310
See accompanying notes.

Santarus, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2006	2005
Operating activities
Net loss	$(36,597,725)	$(33,110,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	304,686	317,209
Stock-based compensation	4,819,873	1,247,152
Changes in operating assets and liabilities:
Accounts receivable, net	(5,870,440)	(334,471)
Inventories, net	(317,724)	(1,433,379)
Other current assets	(107,847)	594,473
Accounts payable and accrued liabilities	3,616,912	(4,552,361)
Allowance for product returns	2,507,099	(1,140,420)
Deferred revenue	(1,428,571)	(1,428,571)

Net cash used in operating activities	(33,073,737)	(39,840,420)

Investing activities
Purchase of short-term investments	(1,847,296)	(34,673,785)
Sales and maturities of short-term investments	3,000,000	85,455,000
Long-term restricted cash	250,000	(1,000,000)
Purchases of property and equipment	(26,055)	(42,696)
Deposits on manufacturing equipment	—	(141,763)

Net cash provided by investing activities	1,376,649	49,596,756

Financing activities
Exercise of stock options	447,300	70,619
Issuance of common stock, net	17,535,350	834,704
Payments on equipment notes payable	(38,019)	(136,676)

Net cash provided by financing activities	17,944,631	768,647

(Decrease) increase in cash and cash equivalents	(13,752,457)	10,524,983
Cash and cash equivalents at beginning of the period	59,916,226	19,052,352

Cash and cash equivalents at end of the period	$46,163,769	$29,577,335

Supplemental disclosure of cash flow information:
Interest paid	$8,090	$13,392

Supplemental schedule of noncash financing activities:
Issuance of warrant in connection with committed equity financing facility	$1,282,318	$—

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
     The Company received approval from the U.S. Food and Drug Administration (“FDA”), to market Zegerid® (omeprazole/sodium bicarbonate) Capsules in February 2006 and Zegerid with Magnesium Hydroxide (omeprazole/sodium bicarbonate/magnesium hydroxide) Chewable Tablets in March 2006 for the treatment of heartburn and other symptoms associated with gastroesophageal reflux disease (“GERD”), treatment and maintenance of healing of erosive esophagitis and treatment of duodenal and gastric ulcers. The Company received approval from the FDA to market Zegerid Powder for Oral Suspension (omeprazole/sodium bicarbonate) for these same indications in 2004. In addition, Zegerid Powder for Oral Suspension is approved for the reduction of risk of upper GI bleeding in critically ill patients, and is currently the only PPI product approved for this indication. The Company commercially launched Zegerid Capsules in late March 2006 and launched Zegerid Powder for Oral Suspension 20 mg in late 2004 and the 40 mg dosage strength in early 2005. The Company is currently focusing its near-term resources on the commercialization of Zegerid Capsules and Zegerid Powder for Oral Suspension and does not currently anticipate that the launch of the chewable tablet product will occur in 2006.
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
     Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for any future periods. For further information, please see the financial statements and related disclosures included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
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
3. Stock-Based Compensation
Stock Plans
     The Company has two stock option plans for the benefit of its eligible employees, consultants and independent directors. In October 1998, the Company adopted the Santarus, Inc. 1998 Stock Option Plan (the “1998 Plan”). The 1998 Plan was initially approved by the Company’s stockholders in November 1998. The 1998 Plan, as amended, authorized the Company to issue options to purchase up to 4,171,428 shares of its common stock. Under the terms of the 1998 Plan, nonqualified and incentive options were granted at prices not less than 85% and 100% of the fair value on the date of grant, respectively. With the completion of the Company’s initial public offering in April 2004, no additional options will be granted under the 1998 Plan, and all options that are repurchased, forfeited, cancelled or expire will become available for grant under the 2004 Plan.
     In January 2004, the Company adopted the 2004 Equity Incentive Award Plan (the “2004 Plan”). The 2004 Plan was approved by the Company’s stockholders in February 2004, became effective with the Company’s initial public offering in April 2004 and was subsequently amended and restated in July 2004. As of June 30, 2006, the Company was authorized to issue options to purchase 8,170,725 shares of its common stock under the 2004 Plan and had 3,129,423 shares available for future issuance. In addition, the 2004 Plan contains an “evergreen provision” that allows for an annual increase in the number of shares available for issuance on the first day of the fiscal year, equal to the lesser of 5% of the outstanding capital stock on each January 1, 2,500,000 shares, or an amount determined by the Company’s board of directors. The number of shares of common stock available for issuance will be further increased by any options that are repurchased, forfeited, cancelled or expire under the 1998 Plan.
     Options generally vest over periods ranging from one to five years and expire ten years from the date of grant. Certain options are immediately exercisable, and unvested common shares obtained upon early exercise of options are subject to repurchase by the Company at the original issue price. As of June 30, 2006, 41,056 shares issued from the early exercise of unvested options were subject to repurchase by the Company.
     In April 2004, the Company implemented the employee stock purchase plan, which was approved by the Company’s stockholders in February 2004 and subsequently amended and restated in July 2004. Under the Amended and Restated Employee Stock Purchase Plan (the “ESPP”), employees may contribute up to 20%, subject to certain maximums, of their cash earnings through payroll deductions, to be used to purchase shares of the Company’s common stock on each semi-annual purchase date. The purchase price will be equal to 85% of the market value per share on the employee’s entry date into the offering period, or if lower, 85% of the fair market value on the specified purchase date. The Company initially reserved 400,000 shares of common stock for issuance under the ESPP. In addition, the ESPP contains an “evergreen provision” that allows for an annual increase in the number of shares available for issuance on the first day of the fiscal year, equal to the lesser of 1% of the outstanding capital stock on each January 1, 500,000 shares, or an amount determined by the Company’s board of directors. As of June 30, 2006, the Company had issued 1,207,828 shares of common stock under the ESPP and had 126 shares available for future issuance.
Adoption of Statement of Accounting Standards No. 123(R)
     Prior to January 1, 2006, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company accounted for share-based payments to employees using the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and, as such, generally recognized no compensation cost for employee stock options when the exercise price was equal to or in excess of the fair value of the stock at the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”) using the modified prospective transition method. Under this transition method, compensation cost recognized for the three and six months ended June 30, 2006 included (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.
     Prior to the adoption of SFAS No. 123(R), the Company presented deferred compensation as a separate component of stockholders’ equity. Deferred compensation represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of grant. For the three and six months ended June 30, 2005, the Company recognized stock-based compensation expense of approximately $603,000 and $1.2 million, respectively, resulting from the amortization of deferred compensation. In accordance with the provisions of SFAS No. 123(R), on January 1, 2006, the Company reclassified the balance in deferred compensation to additional paid-in capital on the balance sheet.
     As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net loss for the three and six months ended June 30, 2006 is approximately $2.0 million and $3.9 million higher, respectively, than if it had continued to account for stock-based compensation under APB No. 25. Basic and diluted net loss per share for the three and six months ended June 30, 2006 is $0.04 and $0.08 higher, respectively, than if the Company continued to account for stock-based compensation under APB No. 25.

     The Company estimates the fair value of stock options and ESPP rights granted using the Black-Scholes valuation model. For options granted prior to January 1, 2006, the Company amortizes the fair value on an accelerated basis. For options granted after January 1, 2006, the Company amortizes the fair value on a straight-line basis. All options are amortized over the requisite service period of the awards, which is generally the vesting period. Pre-vesting forfeitures were estimated to be approximately 0% for the three and six months ended June 30, 2006 as the majority of options granted contain monthly vesting terms. The fair value of each option is estimated on the date of grant using the Black-Scholes valuation model. The following assumptions were used during these periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Stock Options:
Risk-free interest rate	5.0%	3.7%	4.9% – 5.0%	3.7% – 4.0%
Expected volatility	60%	70%	60%	70%
Expected life of options (years)	5.27 – 6.08	5.00 – 8.00	5.27 – 6.08	4.83 – 8.00
Expected dividend yield	—	—	—	—

Employee Stock Purchase Plan:
Risk-free interest rate	5.1%	3.2% – 3.7%	5.1%	3.2% – 3.7%
Expected volatility	60%	70%	60%	70%
Expected life of options (years)	2.00	0.50 – 2.00	2.00	0.50 – 2.00
Expected dividend yield	—	—	—	—
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
     The weighted average per share fair value of stock options granted in the three months ended June 30, 2006 and 2005 and the six months ended June 30, 2006 and 2005 was $4.00, $2.05, $4.08 and $4.50, respectively. The weighted average per share fair value of ESPP purchase rights granted in the three and six months ended June 30, 2006 was $3.47. The weighted average per share fair value of ESPP purchase rights granted in the three and six months ended June 30, 2005 was $1.33. As of June 30, 2006, total unrecognized compensation cost related to stock options and ESPP purchase rights was approximately $12.6 million, and the weighted average period over which it is expected to be recognized is 2.3 years.
     The following table illustrates the effect on net income and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock plans for the three and six months ended June 30, 2005. For purposes of this pro forma disclosure, the value of options is estimated using the Black-Scholes valuation model and amortized to expense over the options’ vesting periods.

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net loss
Net loss as reported	$(19,542,963)	$(33,110,052)
Add: Stock-based employee compensation included in reported net loss	641,503	1,247,152
Deduct: Stock-based employee compensation determined under fair value method	(3,127,462)	(6,126,693)

Net loss including stock-based compensation	$(22,028,922)	$(37,989,593)

Net loss per share
Basic and diluted — as reported in prior year	$(0.54)	$(0.91)

Basic and diluted — including stock-based employee compensation	$(0.61)	$(1.05)

Stock Option Activity
     A summary of stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2006	5,794,610	$5.89
Granted	1,631,575	6.80
Exercised	(204,402)	2.23
Forfeited/expired	(239,644)	7.90

Outstanding at June 30, 2006	6,982,139	$6.14	8.35	$9,540,768

Exercisable at June 30, 2006	3,681,269	$5.03	7.72	$9,213,674

     The aggregated intrinsic value of options outstanding and options exercisable at June 30, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices that were lower than the $6.65 closing price of the Company’s common stock on June 30, 2006. The total intrinsic value of options exercised in the three and six months ended June 30, 2006 was approximately $96,000 and $904,000 respectively, determined as of the date of exercise. The Company received approximately $98,000 and $456,000 in cash from options exercised in the three and six months ended June 30, 2006, respectively.
     The Company accounts for options issued to non-employees under SFAS No. 123(R) and Emerging Issues Task Force Issue 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services. As such, the value of options issued to non-employees is periodically remeasured as the underlying options vest. For the three and six months ended June 30, 2006, stock-based compensation related to stock options issued to non-employees was approximately $113,000 and $232,000, respectively. There was no stock-based compensation related to the vesting of non-employee stock options for the three and six months ended June 30, 2005.

4. Comprehensive Income (Loss)
     Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss), specifically unrealized gains and losses on securities available-for-sale. Comprehensive loss consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net loss	$(16,672,358)	$(19,542,963)	$(36,597,725)	$(33,110,052)
Unrealized gain (loss) on investments	(5,970)	97,902	(2,443)	100,573

Comprehensive loss	$(16,678,328)	$(19,445,061)	$(36,600,168)	$(33,009,479)

5. Net Loss Per Share
     The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, preferred stock, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted loss per share when their effect is dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(16,672,358)	$(19,542,963)	$(36,597,725)	$(33,110,052)

Denominator:
Weighted average common shares outstanding	46,647,553	36,515,985	45,691,490	36,428,118
Weighted average unvested common shares subject to repurchase	(45,187)	(105,203)	(53,572)	(106,808)

Denominator for basic and diluted net loss per share	46,602,366	36,410,782	45,637,918	36,321,310

Basic and diluted net loss per share	$(0.36)	$(0.54)	$(0.80)	$(0.91)

6. Segment Reporting
     Management has determined that the Company operates in one business segment which is the acquisition, development and commercialization of pharmaceutical products.
7. Inventories, Net
     Inventories, net consist of the following:

	June 30,	December 31,
	2006	2005
Raw materials	$1,670,916	$1,361,461
Finished goods	2,295,584	1,978,925

	3,966,500	3,340,386
Allowance for excess and obsolete inventory	(515,535)	(207,145)

	$3,450,965	$3,133,241

     Inventories are stated at the lower of cost (FIFO) or market and consist of finished goods and raw materials used in the manufacture of the Company’s Zegerid Capsules and Zegerid Powder for Oral Suspension products. The Company provides reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and on firm purchase commitments and inventory in the distribution channel, compared to forecasts of future sales.
8. Stockholders’ Equity
     In February 2006, the Company entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”), which may entitle the Company to sell and obligate Kingsbridge to purchase, from time to time over a period of three years, shares of the Company’s common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. In connection with the CEFF, the Company entered into a common stock purchase agreement and registration rights agreement, and the Company also issued a warrant to Kingsbridge to purchase 365,000 shares of the Company’s common stock at a price of $8.2836 per share. The warrant is fully exercisable beginning after the six month anniversary of the agreement for a period of five years thereafter. The warrant was valued on the date of grant using the Black-Scholes method using the following assumptions: a risk-free interest rate of 4.5%, a volatility factor of 60%, a life of 5.5 years and a dividend yield of zero. The estimated value of the warrant was approximately $1.3 million and was recorded as a component of stockholders’ equity in the six months ended June 30, 2006.
     On February 3, 2006, the Company filed a resale shelf registration statement on Form S-3 with the Securities and Exchange Commission to facilitate Kingsbridge’s public resale of shares of the Company’s common stock which it may acquire from the Company from time to time in connection with the Company’s draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that the Company issued to Kingsbridge in connection with the CEFF. The resale shelf registration statement was declared effective on February 13, 2006. In the event that an effective registration statement is not available for the resale of securities purchased by Kingsbridge in connection with a draw down, the Company may be required to pay liquidated damages. The Company has completed two draw downs under the CEFF: in March 2006, the Company issued 1,318,201 shares to Kingsbridge in exchange for gross proceeds of $7.8 million, and in June 2006, the Company issued 1,406,668 shares to Kingsbridge in exchange for gross proceeds of $8.8 million. Accordingly, the remaining commitment of Kingsbridge under the CEFF for the potential purchase of the Company’s common stock is equal to the lesser of $58.4 million in cash consideration or 6,128,296 shares, subject to certain conditions and restrictions. In connection with the CEFF, the Company incurred legal fees and other financing costs of approximately $204,000.
9. Contingencies
     On August 22, 2005, an unidentified third party filed a Request for Ex Parte Reexamination of U.S. Patent No. 6,699,885 in the U.S. Patent and Trademark Office, or PTO. U.S. Patent No. 6,699,885 is one of five currently issued patents providing coverage for the Zegerid family of products, which are licensed to the Company under its license agreement with the University of Missouri. U.S. Patent No. 6,699,885 generally relates to methods for treating gastric acid related disorders by administering a composition consisting essentially of a PPI and a buffering agent, where a minimum serum concentration of the PPI is achieved within certain time periods. The Company subsequently has received notice that the PTO had granted the Request for Reexamination and had issued an initial office action, to which the Company has submitted a response. The reexamination process is provided for by law and requires the PTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third party or the PTO. Because the Company and the licensor, the University of Missouri, believe that the scope and validity of the patent claims in this patent are appropriate and that the PTO’s prior issuance of the patent was correct, the Company, in conjunction with the University of Missouri, will vigorously defend the patent position. It is not feasible to predict whether the Company and the University of Missouri ultimately will succeed in maintaining the scope and validity of the claims of this patent during reexamination. If the patent claims in this patent ultimately are narrowed substantially by the PTO, the extent of the patent coverage afforded to the Company’s Zegerid family of products could be impaired, which could potentially harm the Company’s business and operating results.
10. Subsequent Event
     In July 2006, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Comerica Bank (“Comerica”). The credit facility under the Loan Agreement consists of a revolving line of credit, under which the Company may request advances in an aggregate outstanding amount not to exceed $20.0 million. Under the Loan Agreement, the revolving loan bears interest, as selected by the Company, at either the variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” or the LIBOR rate (as computed in the LIBOR Addendum to the Loan Agreement) plus 2.25 percent. Interest payments on advances made under the Loan Agreement are due and payable in arrears on the first calendar day of each month during the term of the Loan Agreement. Amounts borrowed under the Loan Agreement may be repaid and re-borrowed at any time prior to July 28, 2009. The Loan Agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the Loan Agreement.
     Amounts borrowed under the Loan Agreement are secured by substantially all of the Company’s personal property, excluding intellectual property. Under the Loan Agreement, the Company is subject to certain affirmative and negative covenants, including limitations on the Company’s ability: to convey, sell, lease, license, transfer or otherwise dispose of assets; to create, incur, assume, guarantee or be liable with respect to certain indebtedness; to grant liens; to pay dividends and make certain other restricted payments; and to make investments. In addition, the Company is required to maintain a balance of cash at Comerica in an amount of not less than $4.0 million and to maintain any other cash balances with either Comerica or another financial institution covered by a control agreement for the benefit of Comerica. The Company is also subject to certain financial covenants with respect to a minimum liquidity ratio and, when the outstanding loan balances exceed $15.0 million, minimum EBITDA requirements.
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
     Our Zegerid® products are the first immediate-release oral PPIs to be developed for the U.S. market. The formulations are based on patented technology and utilize antacids to protect the PPI, omeprazole, from acid degradation in the stomach, allowing the omeprazole to be quickly absorbed into the bloodstream. Although other marketed oral PPIs enjoy widespread use due to their potent acid suppression, favorable safety profile and once-a-day dosing, they are available only in delayed-release, enteric-coated formulations. While the enteric coating protects the PPI from acid degradation, it also delays absorption until the PPI reaches the less acidic small intestine. Our immediate-release Zegerid products do not have enteric coatings and are designed to be absorbed rapidly, while providing a duration of effect similar to delayed-release PPIs.
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
     We commercially launched Zegerid Capsules in late March 2006 and launched Zegerid Powder for Oral Suspension 20 mg in late 2004 and the 40 mg dosage strength in early 2005. We are currently focusing our near-term resources on the commercialization of Zegerid Capsules and Zegerid Powder for Oral Suspension and do not currently anticipate that the launch of the chewable tablet product will occur in 2006.
     We are supporting the commercialization of Zegerid Capsules and Zegerid Powder for Oral Suspension through our greater than 250-member commercial organization, which includes approximately 200 field sales representatives. Our sales representatives have an average of five years of pharmaceutical sales experience, with many also having prior PPI selling experience. To support our sales and marketing efforts, we entered into a co-promotion agreement with Otsuka America Pharmaceutical, Inc., or Otsuka America, under which Otsuka America’s approximately 170 field sales representatives are co-promoting Zegerid Capsules and Zegerid Powder for Oral Suspension to our targeted physicians in the first selling position.
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
     We have a non-exclusive agreement with Otsuka America, under which Otsuka America is co-promoting Zegerid Capsules and Zegerid Powder for Oral Suspension to targeted U.S. physicians. We originally entered into the agreement in October 2004 and amended the terms of the agreement in January 2006. Under the agreement, we received a $15.0 million upfront payment from Otsuka America, and have agreed to pay Otsuka America a royalty on total U.S. net sales of Zegerid Capsules and Zegerid Powder for Oral Suspension. The agreement will terminate automatically on December 31, 2009, unless terminated sooner. In addition to other more limited termination rights, either party may terminate the agreement at any time following June 30, 2007, by providing at least 120 days prior written notice.
     We have incurred significant losses since our inception. We had an accumulated deficit of approximately $239.9 million as of June 30, 2006. These losses have resulted principally from costs incurred in connection with license fees, research and development activities, including costs of clinical trial activities associated with our current products, commercialization activities and general and administrative expenses.
     We expect to continue to incur additional operating losses and capital expenditures as we support the commercialization of Zegerid Capsules and Zegerid Powder for Oral Suspension and our commercial organization, enhance our product portfolio through internal development, product and patent licensing or strategic acquisitions and fund our administrative support activities.
     On May 12, 2005, we filed a universal shelf registration statement on Form S-3 covering equity or debt securities with the Securities and Exchange Commission, which was declared effective on June 16, 2005. In August 2005, we completed an offering of 7,350,000 shares of common stock registered under the universal shelf registration statement at a price of $4.25 per share, raising net proceeds of approximately $29.0 million, net of placement agents’ fees and offering costs.
     In February 2006, we entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge, which may entitle us to sell and obligate Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. In connection with the CEFF, we entered into a common stock purchase agreement and registration rights agreement, and we also issued a warrant to Kingsbridge to purchase 365,000 shares of our common stock at a price of $8.2836 per share. The warrant is fully exercisable beginning after the six-month anniversary of the agreement for a period of five years thereafter. On February 3, 2006, we filed a resale shelf registration statement on Form S-3 with the Securities and Exchange Commission to facilitate Kingsbridge’s public resale of shares of our common stock which it may acquire from us from time to time in connection with our draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that we issued to Kingsbridge in connection with the CEFF. The resale shelf registration statement was declared effective on February 13, 2006. We have completed two draw downs under the CEFF: in March 2006, we issued 1,318,201 shares to Kingsbridge in exchange for gross proceeds of $7.8 million, and in June 2006, we issued 1,406,668 shares to Kingsbridge in exchange for gross proceeds of $8.8 million.
     In July 2006, we entered into a Loan and Security Agreement, or the Loan Agreement, with Comerica Bank, or Comerica. The credit facility under our Loan Agreement consists of a revolving line of credit, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $20.0 million. As of August 8, the date of this report, we have not borrowed any amounts under the Loan Agreement.
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
Revenue Recognition
     Product Sales, Net. We recognize revenue from product sales in accordance with Statement of Financial Accounting Standards, or SFAS, No. 48, Revenue Recognition When Right of Return Exists, when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and we are reasonably assured of collecting the resulting receivable. We recognize product sales net of estimated allowances for product returns, managed care rebates, reimbursements relating to Medicaid and Medicare, patient coupons, chargebacks from distributors, wholesaler fees and prompt payment and other discounts. Such estimates require our most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. If actual future payments for returns, rebates, coupons, chargebacks and discounts exceed the estimates we made at the time of sale, our financial position, results of operations and cash flows would be negatively impacted.
     We are obligated to accept from customers the return of products that are within six months of their expiration date or 12 months beyond their expiration date. We authorize returns for damaged products and exchanges for expired products in accordance with our return goods policy and procedures, and have established allowances for such amounts at the time of sale. We commercially launched Zegerid Capsules in late March 2006 and launched Zegerid Powder for Oral Suspension 20 mg in late 2004 and the 40 mg dosage strength in early 2005, and through June 30, 2006, we have had product returns of approximately $2.3 million. Given our limited history, we have established our allowances for potential product returns based on an analysis of product shipments to our wholesale distributors in excess of prescription demand for our Zegerid products. Although we believe that our estimates and assumptions are reasonable as of the date when made, actual results may differ significantly from these estimates. Our financial position, results of operations and cash flows may be materially and negatively impacted if actual returns exceed our estimated allowance for returns.
     Sublicense and Co-promotion Revenue. We recognize sublicense and co-promotion revenue consistent with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. We analyze each element of our sublicense and co-promotion agreements to determine the appropriate revenue recognition. We recognize revenue on upfront payments over the term of the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract.
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

Inventories and Related Reserves
     Inventories are stated at the lower of cost (FIFO) or market and consist of finished goods and raw materials used in the manufacture of our Zegerid Capsules and Zegerid Powder for Oral Suspension products. We provide reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and on firm purchase commitments and inventory in the distribution channel, compared to forecasts of future sales.
Stock-Based Compensation
     Prior to January 1, 2006, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, we accounted for share-based payments to employees using the intrinsic value method of Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and, as such, generally recognized no compensation cost for employee stock options when the exercise price was equal to or in excess of the fair market value of the stock at the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123(R), using the modified prospective transition method. Under this transition method, compensation cost recognized for the three and six months ended June 30, 2006 included (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.
     We account for options issued to non-employees under SFAS No. 123(R) and EITF Issue 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services. As such, the value of options issued to non-employees is periodically remeasured as the underlying options vest.
     For the three and six months ended June 30, 2006, we recognized approximately $2.4 million and $4.8 million of stock-based compensation, respectively, in accordance with SFAS No. 123(R) and EITF Issue 96-18. For the three months ended June 30, 2006, stock-based compensation of approximately $20,000, $287,000 and $2.1 million was included in cost of sales, research and development, and selling, general and administrative expenses, respectively, in the accompanying condensed statements of operations. For the six months ended June 30, 2006, stock-based compensation of approximately $45,000, $582,000 and $4.2 million was included in cost of sales, research and development, and selling, general and administrative expenses, respectively, in the accompanying condensed statements of operations. As of June 30, 2006, total unrecognized compensation cost related to stock options was approximately $12.6 million, and the weighted average period over which it is expected to be recognized is 2.3 years.
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
Results of Operations
Comparison of Three Months Ended June 30, 2006 and 2005
     Product Sales, Net. Product sales, net were $8.7 million for the three months ended June 30, 2006 and consisted of sales of Zegerid Capsules, which we commercially launched in late March 2006, and Zegerid Powder for Oral Suspension. Product sales, net were $3.1 million for the three months ended June 30, 2005 and consisted of sales of Zegerid Powder for Oral Suspension 20 mg, which we commercially launched in October 2004 and sales of Zegerid Powder for Oral Suspension 40 mg, which we commercially launched in February 2005.
     Sublicense and Co-Promotion Revenue. Sublicense and co-promotion revenue was $715,000 for the three months ended June 30, 2006 and $715,000 for the three months ended June 30, 2005. Sublicense and co-promotion revenue consisted of co-promotion revenue from the $15.0 million upfront fee received pursuant to our co-promotion agreement with Otsuka America entered into in October 2004, which is being amortized to revenue over the term of the agreement through December 31, 2009.

     Cost of Sales. Cost of sales was $1.4 million for the three months ended June 30, 2006 and $506,000 for the three months ended June 30, 2005, or approximately 16% of net product sales in each period. Cost of sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Zegerid products. Cost of sales also includes changes in our reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments and inventory in the distribution channel, compared to forecasts of future sales.
     License Fees and Royalties. License fees and royalties were $1.2 million for the three months ended June 30, 2006 and $432,000 for the three months ended June 30, 2005. License fees and royalties consisted of royalties due to the University of Missouri and Otsuka America based upon net product sales.
     Research and Development. Research and development expenses were $1.7 million for the three months ended June 30, 2006 and $2.5 million for the three months ended June 30, 2005. Research and development expenses consisted primarily of costs associated with the development of and preparation for commercial manufacturing of our Zegerid products, compensation and other expenses related to research and development personnel and facilities expenses. The $801,000 decrease in our research and development expenses was primarily attributable to a decrease in manufacturing development activities associated with Zegerid Chewable Tablets and a decrease in compensation costs associated with research and development personnel resulting from a decrease in headcount.
     Selling, General and Administrative. Selling, general and administrative expenses were $22.4 million for the three months ended June 30, 2006 and $20.4 million for the three months ended June 30, 2005. The $2.0 million increase in our selling, general and administrative expenses was primarily attributable to approximately $1.7 million of additional stock-based compensation expense recognized due to our adoption of SFAS No. 123(R) and increased promotional expenses including our speaker programs and product samples. These increases in our selling, general and administrative expenses were offset in part by decreased compensation costs associated with sales and marketing personnel resulting from a decrease in headcount.
     Interest and Other Income, Net. Interest and other income, net was $711,000 for the three months ended June 30, 2006 and $549,000 for the three months ended June 30, 2005. The $162,000 increase was primarily attributable to higher interest income resulting from a higher rate of return on our cash, cash equivalents and short-term investments, offset in part by lower average cash balances for the three months ended June 30, 2006.
Comparison of Six Months Ended June 30, 2006 and 2005
     Product Sales, Net. Product sales, net were $14.5 million for the six months ended June 30, 2006 and consisted of sales of Zegerid Capsules, which we commercially launched in late March 2006, and Zegerid Powder for Oral Suspension. Product sales, net were $4.5 million for the six months ended June 30, 2005 and consisted of sales of Zegerid Powder for Oral Suspension 20 mg, which we commercially launched in October 2004 and sales of Zegerid Powder for Oral Suspension 40 mg, which we commercially launched in February 2005.
     Sublicense and Co-Promotion Revenue. Sublicense and co-promotion revenue was $1.4 million for the six months ended June 30, 2006 and $11.4 million for the six months ended June 30, 2005. Sublicense and co-promotion revenue consisted of co-promotion revenue from the $15.0 million upfront fee received pursuant to our co-promotion agreement with Otsuka America entered into in October 2004, which is being amortized to revenue over the term of the agreement through December 31, 2009. Additionally, for the six months ended June 30, 2005, sublicense and co-promotion revenue consisted of the $10.0 million milestone payment we received from TAP in February 2005 related to TAP’s development activities. We received the February 2005 milestone payment after we prevailed in an alternative dispute resolution proceeding in which we alleged that TAP had achieved a development milestone. TAP exercised its right to terminate the sublicense agreement effective in March 2006.
     Cost of Sales. Cost of sales was $2.4 million for the six months ended June 30, 2006 and $764,000 for the six months ended June 30, 2005, or approximately 16% and 17% of net product sales, respectively. Cost of sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Zegerid products. Cost of sales also includes changes in our reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments and inventory in the distribution channel, compared to forecasts of future sales.

     License Fees and Royalties. License fees and royalties were $2.0 million for the six months ended June 30, 2006 and $2.1 million for the six months ended June 30, 2005. License fees and royalties consisted of royalties due to the University of Missouri and Otsuka America based upon net product sales. Additionally, for the six months ended June 30, 2005, license fees and royalties included $1.5 million paid to the University of Missouri, which represented 15% of the milestone fee received pursuant to our strategic sublicense agreement with TAP.
     Research and Development. Research and development expenses were $4.1 million for the six months ended June 30, 2006 and $5.6 million for the six months ended June 30, 2005. The $1.5 million decrease in our research and development expenses was primarily attributable to a decrease in manufacturing development activities associated with Zegerid Chewable Tablets and a decrease in compensation costs associated with research and development personnel resulting from a decrease in headcount. These decreases in our research and development expenses were offset in part by increased costs associated with the development of and preparation for commercial manufacturing of Zegerid Capsules.
     Research and development expenses consist primarily of costs associated with clinical trials designed to further differentiate our Zegerid products from those of our competitors or to obtain additional labeling indications, development of and preparation for commercial manufacturing of our products, compensation and other expenses related to research and development personnel and facilities expenses. In the future, we may conduct additional clinical trials to further differentiate our Zegerid family of products. We have also committed, in connection with the approval of our NDAs for Zegerid Powder for Oral Suspension, to evaluate the product in pediatric populations, including pharmacokinetic/pharmacodynamic, or PK/PD, and safety studies. We are unable to estimate with any certainty the costs we will incur in the continued development of our Zegerid family of products. Although we received FDA approval to market Zegerid Chewable Tablets, Zegerid Capsules and Zegerid Powder for Oral Suspension, we cannot be certain when or if we will realize any profits from these products or any other development projects. Although we are currently focused primarily on advancing our Zegerid family of products, we anticipate that we will make determinations as to which development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific and clinical merits of each project.
     Selling, General and Administrative. Selling, general and administrative expenses were $45.4 million for the six months ended June 30, 2006 and $43.8 million for the six months ended June 30, 2005. The $1.6 million increase in our selling, general and administrative expenses was primarily attributable to approximately $3.4 million of additional stock-based compensation expense recognized due to our adoption of SFAS No. 123(R) and increased costs associated with product samples. These increases in our selling, general and administrative expenses were offset in part by decreased compensation costs associated with sales and marketing personnel resulting from a decrease in headcount.
     Interest and Other Income, Net. Interest and other income, net was $1.4 million for the six months ended June 30, 2006 and $3.3 million for the six months ended June 30, 2005. The $1.9 million decrease was primarily attributable to interest income awarded to us in connection with the $10.0 million milestone we received from TAP after we prevailed in an alternative dispute resolution proceeding in the six months ended June 30, 2005, offset in part by higher interest income resulting from a higher rate of return on our cash, cash equivalents and short-term investments for the six months ended June 30, 2006.
Liquidity and Capital Resources
     As of June 30, 2006, cash, cash equivalents and short-term investments were $54.5 million, compared to $69.4 million as of December 31, 2005, a decrease of $14.9 million. This decrease resulted primarily from our net loss for the six months ended June 30, 2006 offset in part by the net proceeds of approximately $16.4 million we received in connection with draw downs under our CEFF with Kingsbridge.
     Net cash used in operating activities was $33.1 million for the six months ended June 30, 2006 and $39.8 million for the six months ended June 30, 2005. The primary use of cash was to fund our net losses for these periods, adjusted for non-cash expenses, including $4.8 million for the six months ended June 30, 2006 and $1.2 million for the six months ended June 30, 2005 in stock-based compensation, and changes in operating assets and liabilities. Significant working capital uses of cash for the six months ended June 30, 2006 included increases in accounts receivable and decreases in deferred revenue, offset in part by increases in accounts payable and accrued liabilities and allowance for product returns. Significant working capital uses of cash for the six months ended June 30, 2005 included decreases in accounts payable and accrued liabilities, allowance for product returns, and deferred revenue and increases in inventories.

     Net cash provided by investing activities was $1.4 million for the six months ended June 30, 2006 and $49.6 million for the six months ended June 30, 2005. These activities primarily consisted of purchases and sales and maturities of short-term investments. Additionally, for the six months ended June 30, 2005, long-term restricted cash increased in connection with establishing a letter of credit under our vehicle lease agreements.
     Net cash provided by financing activities was $17.9 million for the six months ended June 30, 2006, and $769,000 for the six months ended June 30, 2005. For the six months ended June 30, 2006, these activities consisted primarily of the issuance of common stock in connection with draw downs under our CEFF with Kingsbridge resulting in net proceeds of approximately $16.4 million and the issuance of common stock under our employee stock purchase plan.
     While we support the commercialization of Zegerid Capsules and Zegerid Powder for Oral Suspension and as we continue to sponsor clinical trials for, as well as develop and manufacture our current products and new product opportunities, we anticipate significant cash requirements for personnel costs, advertising and promotional activities, capital expenditures, and investment in additional office space, internal systems and infrastructure.
     We currently rely on OSG Norwich Pharmaceuticals, Inc. as our manufacturer of Zegerid Capsules and Patheon, Inc. as our manufacturer of Zegerid Powder for Oral Suspension. We also purchase commercial quantities of omeprazole, an active ingredient in our products, from Union Quimico Farmaceutica, S.A. At June 30, 2006, we had finished goods and raw materials inventory purchase commitments of approximately $3.1 million.
     The following summarizes our long-term contractual obligations as of June 30, 2006:

		Payments Due by Period
		Less than
		One Year
		(Remainder	One to	Four to
Contractual Obligations	Total	of 2006)	Three Years	Five Years	Thereafter
			(in thousands)
Operating leases	$3,684	$1,168	$2,516	$—	$—
Equipment financing	6	6	—	—	—
Sponsored research agreements	38	38	—	—	—
Other long-term contractual obligations	497	388	109	—	—

Total	$4,225	$1,600	$2,625	$—	$—

     The amount and timing of cash requirements will depend on market acceptance of Zegerid Capsules and Zegerid Powder for Oral Suspension, any other products that we may market in the future, the resources we devote to researching, developing, formulating, manufacturing, commercializing and supporting our products, and our ability to enter into third-party collaborations.
     We believe that our current cash, cash equivalents and short-term investments, together with potential proceeds from the CEFF with Kingsbridge and potential loan proceeds under our Loan Agreement with Comerica, will be sufficient to fund our operations for at least the next 12 months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed before that time. In the next 12 months and until we can generate significant cash from our operations, we likely will finance future cash needs through the sale of equity securities, strategic collaboration agreements and/or debt financing.
     In May 2005, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective in June 2005. In August 2005, we sold 7,350,000 shares of our common stock that were registered under the universal shelf registration statement. The universal shelf registration statement may permit us, from time to time, to offer and sell up to an additional approximately $43.8 million of equity or debt securities. However, there can be no assurance that we will be able to complete any such offerings of securities. Factors influencing the availability of additional financing include the progress of our commercial activities, investor perception of our prospects and the general condition of the financial markets, among others.
     In February 2006, we entered into the CEFF which may entitle us to sell and obligate Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. We filed a resale shelf registration statement on Form S-3 with the Securities and Exchange Commission to facilitate Kingsbridge’s public resale of shares of our common stock which it may acquire from us from time to time in connection with our draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that we issued to Kingsbridge in connection with the CEFF. The resale shelf registration statement was declared effective in February 2006. We have completed two draw downs under the CEFF: in March 2006, we issued 1,318,201 shares to Kingsbridge in exchange for gross proceeds of $7.8 million, and in June 2006, we issued 1,406,668 shares to Kingsbridge in exchange for gross proceeds of $8.8 million. Accordingly, the remaining commitment of Kingsbridge under the CEFF for the potential purchase of our common stock is equal to the lesser of $58.4 million in cash consideration or 6,128,296 shares, subject to certain conditions and restrictions. There can be no assurance that we will be able to complete any further draw downs under the CEFF. Factors influencing our ability to complete draw downs include conditions such as a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; the continued effectiveness of the shelf registration statement; and the continued listing of our stock on the Nasdaq Global Market.
     In July 2006, we entered into our Loan Agreement with Comerica, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $20.0 million. As of August 8, 2006, the date of this report, we have not borrowed any amounts under the Loan Agreement. Under the Loan Agreement, the revolving loan bears interest, as selected by us, at either the variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” or the LIBOR rate (as computed in the LIBOR Addendum to the Loan Agreement) plus 2.25 percent. Interest payments on advances made under the Loan Agreement are due and payable in arrears on the first calendar day of each month during the term of the Loan Agreement. Amounts borrowed under the Loan Agreement may be repaid and re-borrowed at any time prior to July 28, 2009. The Loan Agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the Loan Agreement. We expect to use the loan proceeds to support our ongoing working capital needs and for general corporate purposes. Amounts borrowed under the Loan Agreement are secured by all of our personal property. The collateral does not include any intellectual property, including copyrights, patents, trademarks, servicemarks and applications therefor, now owned or hereafter acquired, or any claims for damages by way of any past, present and future infringement of any such intellectual property; provided, however, that the collateral includes all accounts and general intangibles that consist of rights to payment and proceeds from the sale, licensing or disposition of all or any part, or rights in, such intellectual property. Under the Loan Agreement, we are subject to certain affirmative and negative covenants, including limitations on our ability: to convey, sell, lease, license, transfer or otherwise dispose of assets; to create, incur, assume, guarantee or be liable with respect to certain indebtedness; to grant liens; to pay dividends and make certain other restricted payments; and to make investments. In addition, under the Loan Agreement we are required to maintain a balance of cash with Comerica in an amount of not less than $4.0 million and to maintain any other cash balances with either Comerica or another financial institution covered by a control agreement for the benefit of Comerica. We are also subject to certain financial covenants with respect to a minimum liquidity ratio and, when the outstanding loan balances exceed $15.0 million, minimum EBITDA requirements.
     We cannot be certain that our existing cash and marketable securities resources, including under the CEFF and the Loan Agreement, will be adequate, and failure to obtain adequate financing may adversely affect our ability to continue to operate as a going concern. We also cannot be certain that additional funding will be available to us on acceptable terms, or at all. For example, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. To the extent that we raise additional capital by issuing equity securities, our stockholders’ ownership will be diluted. Any debt financing we enter into may involve covenants that restrict our operations. If adequate funds are not available on terms acceptable to us at that time, our ability to achieve profitability or to respond to competitive pressures would be significantly limited, and we may be required to delay, scale back or eliminate some or all of our product and clinical development programs or delay the launch of our future products.
     As of June 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Caution on Forward-Looking Statements
     Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,”

“seek,” “plan,” “expect,” “should” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to drive increased market demand for, and generate increased sales of, Zegerid Capsules and Zegerid Powder for Oral Suspension and any other products that may be marketed; our ability to obtain additional financing as needed to support our operations; the scope and validity of patent protection for our products and our ability to commercialize our products without infringing the patent rights of others; unexpected adverse side effects or inadequate therapeutic efficacy of our products that could delay or prevent commercialization or that could result in product recalls or product liability claims; competition from other pharmaceutical or biotechnology companies; other difficulties or delays relating to the development, testing, manufacturing and marketing of our products; and the discussions set forth below in Part II, Item 1A. Risk Factors.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Under the terms of our Loan Agreement with Comerica, the interest rate applicable to any amounts borrowed by us under the credit facility will be, at our election, indexed to either Comerica’s prime rate or the LIBOR rate. If we elect Comerica’s prime rate for all or any portion of our borrowings, the interest rate will be variable, which would expose us to the risk of increased interest expense if interest rates rise. If we elect the LIBOR rate for all or any portion of our borrowings, such LIBOR rate will remain fixed only for a specified, limited period of time after the date of our election, after which we will be required to repay the borrowed amount, or elect a new interest rate indexed to either Comerica’s prime rate or the LIBOR rate. The new rate may be higher than the earlier interest rate applicable under the Loan Agreement. As of August 8, 2006, the date of this report, we have not borrowed any amounts under the Loan Agreement. Accordingly, we currently believe that changes in such interest rates would not materially affect our market risk.
     In addition to market risk related to our Loan Agreement with Comerica, we are exposed to market risk in the form of interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable securities. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency or other derivative financial instruments.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On August 22, 2005, an unidentified third party filed a Request for Ex Parte Reexamination of U.S. Patent No. 6,699,885 in the U.S. Patent and Trademark Office, or PTO. U.S. Patent No. 6,699,885 is one of five currently issued patents providing coverage for the Zegerid family of products, which are licensed to us under our license agreement with the University of Missouri. U.S. Patent No. 6,699,885 generally relates to methods for treating gastric acid related disorders by administering a composition consisting essentially of a PPI and a buffering agent, where a minimum serum concentration of the PPI is achieved within certain time periods. We subsequently have received notice that the PTO had granted the Request for Reexamination and had issued an initial office action, to which we have submitted a response. The reexamination process is provided for by law and requires the PTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third party or the PTO. Because we and our licensor, the University of Missouri, believe that the scope and validity of the patent claims in this patent are appropriate and that the PTO’s prior issuance of the patent was correct, we, in conjunction with the University of Missouri, will vigorously defend the patent position. It is not feasible to predict whether we and the University of Missouri ultimately will succeed in maintaining the scope and validity of the claims of this patent during reexamination. If the patent claims in this patent ultimately are narrowed substantially by the PTO, the extent of the patent coverage afforded to our Zegerid family of products could be impaired, which could potentially harm our business and operating results.
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
     In the near-term, the success of our business will depend on many factors, including:
•	whether we are able to drive increased market demand for, and generate increased sales of, Zegerid® (omeprazole/sodium bicarbonate) Capsules and Zegerid Powder for Oral Suspension (omeprazole/sodium bicarbonate), including our ability to:
o	achieve market acceptance of our products by our targeted primary care physicians and gastroenterologists;

o	obtain and maintain favorable reimbursement coverage for our products from third-party payors; and

o	compete effectively within the gastrointestinal, or GI, field, where many other products are well-established and successful and are marketed by competitors with significantly more experience and resources; and
•	whether we will be able to obtain additional financing to fund our operations; and

•	whether we are able to maintain patent protection for our products and to commercialize our products without infringing the patent rights of others.
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
     We have invested a significant portion of our time and financial resources in the development and commercialization of Zegerid Capsules and Zegerid Powder for Oral Suspension, which are currently being marketed, and our chewable tablet dosage form, which was approved by the U.S. Food and Drug Administration, or FDA, in March 2006. These products are proprietary immediate-release formulations of omeprazole, a proton pump inhibitor, or PPI, and are intended to treat or reduce the risk of a variety of upper GI diseases and disorders. We anticipate that in the near term our ability to generate revenues will depend on the commercial success of our currently marketed products, which in turn, will depend on several factors, including our ability to:
•	successfully drive increased market demand for, and generate increased sales of, Zegerid Capsules and Zegerid Powder for Oral Suspension, through our own sales force and our co-promotion arrangement with Otsuka America Pharmaceutical, Inc., or Otsuka America, or any other collaboration with pharmaceutical companies or contract sales organizations that we may later establish;

•	establish and maintain effective marketing programs and continue to build brand identity;

•	obtain greater acceptance of the products by physicians, patients and third-party payors and obtain and maintain distribution at the retail level;

•	establish and maintain our agreements with wholesalers and distributors on commercially reasonable terms; and

•	demonstrate commercial manufacturing capabilities as necessary to meet commercial demand for the products and maintain commercial manufacturing arrangements with third-party manufacturers.
     We will continue to incur significant costs as we continue to support the commercialization of Zegerid Capsules and Zegerid Powder for Oral Suspension. We have realized modest growth in sales of our Zegerid products to date relative to our expenses to date, including expenses associated with our commercial operations, and may be unable to achieve greater market acceptance. For the six months ended June 30, 2006, we recognized only approximately $14.5 million in net product sales. In addition, as of June 30, 2006, we had an accumulated deficit of approximately $239.9 million.
     We cannot be certain that our continued marketing of Zegerid Capsules and Zegerid Powder for Oral Suspension will result in increased demand for the products. If we fail to successfully commercialize these products or are significantly delayed in doing so, we may be unable to generate sufficient revenues to sustain and grow our business and attain profitability, and our business, financial condition and results of operations will be materially adversely affected.
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
     Many of our competitors are large, well-established companies in the pharmaceutical field. Our competitors include, among others, AstraZeneca plc, TAP Pharmaceutical Products Inc., Wyeth, Altana, Eisai Co., Ltd., Johnson & Johnson, Axcan Pharma Inc., Ferring Pharmaceuticals A/S, Merck & Co., Inc., Novartis AG, Pfizer Inc., Salix Pharmaceuticals, Inc., Shire Pharmaceuticals Group plc and The Procter & Gamble Company. Many of these companies already offer products that target gastroesophageal reflux disease, or GERD, and other GI diseases and disorders that we target. Given our relatively small size and the entry of our new products into a market characterized by well-established drugs, we may not be able to compete effectively.
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
     Many of these companies also have significantly greater financial and other resources than we do. Larger pharmaceutical companies typically have significantly larger field sales force organizations and invest significant amounts in advertising and marketing their products, including through the purchase of television advertisements and the use of other direct-to-consumer methods. As a result, these larger companies are able to reach a greater number of physicians and consumers and reach them more frequently than we can with our smaller sales organization. It is also possible that our competitors may be able to reduce their cost of manufacturing so that they can aggressively price their products and secure a greater market share to our detriment. In addition, our competitors may be able to attract and retain qualified personnel and to secure capital resources more effectively than we can. Any of these events could adversely affect our business.

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
We depend on a limited number of wholesaler customers for retail distribution of our products, and if we lose any of our significant wholesaler customers, our business could be harmed.
     Our wholesaler customers include some of the nation’s leading wholesale pharmaceutical distributors, such as Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, and major drug chains. Sales to Cardinal, McKesson and AmerisourceBergen accounted for 19%, 17% and 9%, respectively, of our annual revenues during 2005 and 35%, 31% and 15%, respectively, of our revenues for the six months ended June 30, 2006. The loss of any of these wholesaler customers’ accounts or a material reduction in their purchases could harm our business, financial condition or results of operations. In addition, we may face pricing pressure from our wholesaler customers.
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

     We rely on a single third-party manufacturer located outside of the U.S., Patheon Inc., for the supply of Zegerid Powder for Oral Suspension, and we are obligated under our supply agreement to purchase a significant portion of our requirements of this product from Patheon. In addition, we rely on OSG Norwich Pharmaceuticals, Inc., located in New York, as the current sole third-party manufacturer of Zegerid Capsules. We also currently rely on a single third-party supplier located outside of the U.S., Union Quimico Farmaceutica, S.A., or Uquifa, for the supply of omeprazole, which is an active pharmaceutical ingredient in each of our current products. We are obligated under our supply agreement with Uquifa to purchase all of our requirements of omeprazole from this supplier. We also currently rely on a single supplier for sodium bicarbonate, which is a component in our powder for oral suspension and capsule products, and we rely on our third-party manufacturers to purchase the sodium bicarbonate. Additionally, we rely on single suppliers for certain excipients in our powder for oral suspension and capsule products. Any significant problem that our sole source suppliers experience could result in a delay or interruption in the supply to us until the supplier cures the problem or until we locate an alternative source of supply. In addition, because our sole source suppliers provide manufacturing services to a number of other pharmaceutical companies, our suppliers may experience capacity constraints or chose to prioritize one or more of their other customers over us.
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
     In addition, we have not entered into commercial supply agreements for our chewable tablet product and may not be able to establish or maintain commercial manufacturing arrangements for that product on commercially reasonable terms. We are currently focusing our near-term resources on the commercialization of Zegerid Capsules and Zegerid Powder for Oral Suspension and do not currently anticipate that the launch of the chewable tablet product will occur in 2006.
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
     Our success will depend in part on our ability to develop and commercialize future products based on different technology than the technology on which the Zegerid family of products is based. Any internal development efforts will be time-consuming and expensive and may not be successful in developing new products. We may not be able to identify appropriate licensing or acquisition opportunities to expand and diversify our pipeline of products. Even if we identify an appropriate product, competition for it may be intense. We may not be able to successfully negotiate the terms of a license or acquisition agreement on commercially acceptable terms. The negotiation of agreements to obtain rights to additional products or to acquire companies or their products or product lines could divert our management’s time and resources from other elements of our existing business. Moreover, we may be unable to finance the licensing or acquisition of a new product or an acquisition target. If we issue shares of our common stock in one or more significant acquisitions, our stockholders could suffer significant dilution of their ownership interests. We might also incur debt or experience a decrease in cash available for our operations, or incur contingent liabilities and amortization expenses relating to identifiable intangible assets, in connection with any future acquisitions.

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
We are subject to ongoing regulatory review of Zegerid Capsules and Zegerid Powder for Oral Suspension and any other products that we may market in the future.
     Zegerid Capsules and Zegerid Powder for Oral Suspension and any other products that we may market in the future will continue to be subject to extensive regulation. These regulations impact many aspects of our operations, including the manufacture, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the products. The FDA also frequently requires post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products. For example, in connection with the approval of our new drug applications, or NDAs, for Zegerid Powder for Oral Suspension, we committed to commence clinical studies to evaluate the product in pediatric populations in 2005. We have not yet commenced any of the studies and would need to finalize study designs, including receiving FDA input on one of the proposed study designs, engage clinical research organizations and undertake other related activities prior to doing so. In addition, the subsequent discovery of previously unknown problems with the product may result in restrictions on the product, including withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, disgorgement of money, operating restrictions and criminal prosecution.
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
     Once we have manufactured formulations of our products that we believe will be suitable for clinical testing, we then must complete our clinical testing, and failure can occur at any stage of testing. These clinical tests must comply with FDA and other applicable regulations. We may encounter delays or rejections based on our inability to enroll enough patients to complete our clinical trials. We may suffer significant setbacks in advanced clinical trials, even after showing promising results in earlier trials. The results of later clinical trials may not replicate the results of prior clinical trials. Based on results at any stage of clinical trials, we may decide to discontinue development of a product. We, or the FDA, may suspend clinical trials at any time if the patients participating in the trials are exposed to unacceptable health risks or if the FDA finds deficiencies in our applications to conduct the clinical trials or in the conduct of our trials. Moreover, not all products in clinical trials will receive timely, or any, regulatory approval.
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
     We are a small company and, as of June 30, 2006, had less than 350 employees. Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical, manufacturing, product development, business development and sales and marketing personnel. We may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, if we are unable to generate increased market demand for our Zegerid products, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results.
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
     The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve profitability. We have been engaged in developing and commercializing drugs and have consistently generated operating losses since our inception in December 1996. Our commercial activities, and continued product development and clinical activities will require significant expenditures. For the six months ended June 30, 2006, we had recognized only approximately $14.5 million in net sales of our products, and, as of June 30, 2006, we had an accumulated deficit of approximately $239.9 million. We expect to continue to incur additional operating losses and capital expenditures as we support the continued marketing of Zegerid Capsules and Zegerid Powder for Oral Suspension, and continue our product development and clinical research programs.
We will need to raise additional funds to continue our operations and we may be unable to raise capital when needed.
     We believe that our current cash, cash equivalents and short-term investments, together with potential proceeds available from our Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge, and potential loan proceeds available under our Loan and Security Agreement, or Loan Agreement, with Comerica Bank, or Comerica, will be sufficient to fund our operations for at least the next 12 months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed before that time. In the next 12 months and until we can generate significant cash from our operations, we likely will finance future cash needs through the sale of equity securities, strategic collaboration agreements and/or debt financing.
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
     In February 2006, we entered into the CEFF which may entitle us to sell and obligate Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. We filed a resale shelf registration statement on Form S-3 with the Securities and Exchange Commission to facilitate Kingsbridge’s public resale of shares of our common stock which it may acquire from us from time to time in connection with our draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that we issued to Kingsbridge in connection with the CEFF. The resale shelf registration statement was declared effective in February 2006. We have completed two draw downs under the CEFF: in March 2006, we issued 1,318,201 shares to Kingsbridge in exchange for gross proceeds of $7.8 million, and in June 2006, we issued 1,406,668 shares to Kingsbridge in exchange for gross proceeds of $8.8 million. Accordingly, the remaining commitment of Kingsbridge under the CEFF for the potential purchase of our common stock is equal to the lesser of $58.4 million in cash consideration or 6,128,296 shares, subject to certain conditions and restrictions.
     There can be no assurance that we will be able to complete any further draw downs under the CEFF. Factors influencing our ability to complete draw downs include conditions such as a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; our ability to maintain the effectiveness of the shelf registration statement; and the continued listing of our stock on the Nasdaq Global Market.
     In July 2006, we entered into our Loan Agreement with Comerica, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $20.0 million. As of August 8, 2006, the date of this report, we have not borrowed any amounts under the Loan Agreement. Our ability to borrow amounts under the Loan Agreement depends upon a number of conditions and restrictions, and we cannot be certain that we will satisfy all borrowing conditions at a time when we desire to borrow amounts under the Loan Agreement. For example, we have made comprehensive representations and warranties to Comerica as our lender, and all of these representations and warranties generally must be true and correct at the time of any proposed borrowing. Furthermore, we are subject to a number of affirmative and negative covenants, each of which must be satisfied at the time of any proposed borrowing. If we have not satisfied these various conditions, or an event of default otherwise has occurred, we may be unable to borrow amounts under the Loan Agreement, and may be required to repay any amounts previously borrowed.
     We cannot be certain that our existing cash and marketable securities resources, including under the CEFF and the Loan Agreement, will be adequate, and failure to obtain adequate financing may adversely affect our ability to continue to operate as a going concern. We also cannot be certain that additional funding will be available to us on acceptable terms, or at all. For example, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. To the extent that we raise additional capital by issuing equity securities, our stockholders’ ownership will be diluted. Any debt financing we enter into may involve covenants that restrict our operations. If adequate funds are not available on terms acceptable to us at that time, our ability to achieve profitability or to respond to competitive pressures would be significantly limited, and we may be required to delay, scale back or eliminate some or all of our product and clinical development programs, delay the launch of our future products or restructure our business.
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
•	commercial success of Zegerid Capsules and Zegerid Powder for Oral Suspension;

•	demand and pricing of products we may offer;

•	physician and patient acceptance of our products;

•	levels of third-party reimbursement for our products;

•	interruption in the manufacturing or distribution of our products;

•	our ability to maintain a productive sales force;

•	our ability to obtain regulatory approval for any future products we develop;

•	results of our clinical trials and safety and efficacy of our products;

•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

•	legislative changes affecting the products we may offer or those of our competitors; and

•	the effect of competing technological and market developments.
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
     The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. We have completed two draw downs under the CEFF: in March 2006, we issued 1,318,201 shares to Kingsbridge in exchange for gross proceeds of $7.8 million, and in June 2006, we issued 1,406,668 shares to Kingsbridge in exchange for gross proceeds of $8.8 million.
     Kingsbridge will not be obligated to purchase additional shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; the continued effectiveness of the shelf registration statement; and the continued listing of our stock on the Nasdaq Global Market. In addition, Kingsbridge is permitted to terminate the CEFF if it determines that a material and adverse event has occurred affecting our business, operations, properties or financial condition and if such condition continues for a period of 10 days from the date Kingsbridge provides us notice of such material and adverse event. Moreover, our ability to fully utilize the CEFF as a source of future financings may be limited by the remaining maximum number of 6,128,296 shares issuable under the CEFF consistent with Nasdaq Global Market listing requirements. If we are unable to access funds through the CEFF, or if the CEFF is terminated by Kingsbridge, we may be unable to access capital on favorable terms or at all.
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
Our Indebtedness Could Adversely Affect Our Financial Health.
     Under the Loan Agreement with Comerica, we may incur a significant amount of indebtedness. Such indebtedness could have important consequences. For example, it could:
•	impair our ability to obtain additional financing in the future for working capital needs, capital expenditures and general corporate purposes;

•	increase our vulnerability to general adverse economic and industry conditions;

•	make it more difficult for us to satisfy other debt obligations we may incur in the future;

•	require us to dedicate a substantial portion of our cash flows from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of our cash flows to fund working capital needs, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a disadvantage compared to our competitors that have less indebtedness; and

•	expose us to higher interest expense in the event of increases in interest rates because our potential indebtedness under the Loan Agreement with Comerica may bear interest at a variable rate.
     For a description of the Loan Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Covenants in the Loan Agreement May Limit Our Ability to Operate Our Business.
     Under the Loan Agreement with Comerica, we are subject to certain affirmative and negative covenants, including limitations on our ability: to convey, sell, lease, license, transfer or otherwise dispose of assets; to create, incur, assume, guarantee or be liable with respect to certain indebtedness; to grant liens; to pay dividends and make certain other restricted payments; and to make investments. In addition, under the Loan Agreement we are required to maintain a balance of cash with Comerica in an amount of not less than $4.0 million and to maintain any other cash balances with either Comerica or another financial institution covered by a control agreement for the benefit of Comerica. We are also subject to certain financial covenants with respect to a minimum liquidity ratio and, when the outstanding loan balances exceed $15.0 million, minimum EBITDA requirements.
     If we default under the Loan Agreement because of a covenant breach or otherwise, all outstanding amounts could become immediately due and payable, which would negatively impact our liquidity and reduce the availability of our cash flows to fund working capital needs, capital expenditures and other general corporate purposes.

To Service Any Future Indebtedness and Fund Our Working Capital and Capital Expenditures, We Will Require a Significant Amount of Cash. Our Ability to Generate Cash Depends on Many Factors Beyond Our Control.
     Our ability to make payments on any indebtedness will depend upon our future operating performance and on our ability to generate cash flow in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings, including borrowings under our Loan Agreement with Comerica, will be available to us in an amount sufficient to enable us to pay any indebtedness or to fund our other liquidity needs. If the cash flow from our operating activities is insufficient, we may take actions, such as attempting to restructure or refinance our indebtedness prior to maturity, selling assets or operations, seeking additional equity capital or delaying or reducing capital expenditures. Any or all of these actions may be insufficient to allow us to service our future debt obligations. Further, we may be unable to take any of these actions on commercially reasonable terms, or at all.
Rises in Interest Rates Could Adversely Affect our Financial Condition.
     The interest rates applicable to any amounts we borrow under the Loan Agreement with Comerica will be indexed, at our election, to either Comerica’s prime rate or the LIBOR rate. If we elect Comerica’s prime rate for all or any portion of our borrowings, the interest rate will be variable. An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate debt, if any. If prevailing interest rates or other factors result in higher interest rates on any debt we incur under the Loan Agreement, the increased interest expense could adversely affect our cash flow and our ability to service our debt. If we elect the LIBOR rate for all or any portion of our borrowings, such LIBOR rate will remain fixed only for a specified, limited period of time after the date of our election, after which we will be required to repay the borrowed amount, or elect a new interest rate indexed to either Comerica’s prime rate or the LIBOR rate. The new rate may be higher than the earlier interest rate applicable under the Loan Agreement. We cannot be certain that we will have sufficient cash flow from our operating activities or other resources to service our future debt obligations, if any, particularly in an environment of rising interest rates.
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
     For example, effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123(R), which requires us to treat the fair value of stock options granted to employees as an expense. Prior to January 1, 2006, we were generally not required to record compensation expense in connection with stock option grants to employees, and we have relied heavily on stock options to motivate existing employees and attract new employees. The change had a significant impact on our results of operations for the six months ended June 30, 2006. The specific impact of the new standard in future periods, however, cannot be predicted at this time because it will depend on levels of stock options or other share-based payments granted and the possible variability in the valuation assumptions used in the future. The requirement to expense the fair value of stock option grants may reduce the attractiveness of granting stock options. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees.

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
     On August 22, 2005, an unidentified third party filed a Request for Ex Parte Reexamination of U.S. Patent No. 6,699,885 in the U.S. Patent and Trademark Office, or PTO. U.S. Patent No. 6,699,885 is one of five currently issued patents providing coverage for the Zegerid family of products, which are licensed to us under our license agreement with the University of Missouri. U.S. Patent No. 6,699,885 generally relates to methods for treating gastric acid related disorders by administering a composition consisting essentially of a PPI and a buffering agent, where a minimum serum concentration of the PPI is achieved within certain time periods. We subsequently have received notice that the PTO had granted the Request for Reexamination and had issued an initial office action, to which we have submitted a response. The reexamination process is provided for by law and requires the PTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third party or the PTO. Because we and our licensor, the University of Missouri, believe that the scope and validity of the patent claims in this patent are appropriate and that the PTO’s prior issuance of the patent was correct, we, in conjunction with the University of Missouri, will vigorously defend the patent position. It is not feasible to predict whether we and the University of Missouri ultimately will succeed in maintaining the scope and validity of the claims of this patent during reexamination. If the patent claims in this patent ultimately are narrowed substantially by the PTO, the extent of the patent coverage afforded to our Zegerid family of products could be impaired, which could potentially harm our business and operating results.
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
     Our common stock had not been publicly traded prior to our initial public offering, which was completed in April 2004, and an active trading market may not be sustained. We have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of specialty pharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. For example, during the year ended December 31, 2005, the trading prices for our common stock ranged from a high of $9.19 to a low of $2.80, and on June 30, 2006, the closing trading price for our common stock was $6.65.
     The trading price of our common stock may continue to fluctuate substantially as a result of one or more of the following factors:
•	announcements concerning our commercial progress and activities, product development programs, results of our clinical trials or status of our regulatory submissions;

•	the publication of prescription trend data concerning our products or competitive products;

•	regulatory developments and related announcements in the U.S., including announcements by the FDA, and foreign countries;

•	disputes or other developments concerning proprietary rights, including patents and trade secrets, litigation matters, and our ability to patent or otherwise protect our products and technologies;

•	conditions or trends in the pharmaceutical and biotechnology industries;

•	fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	changes in, or our failure to meet or exceed, investors’ and securities analysts’ expectations;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	actual or anticipated fluctuations in our or our competitors’ quarterly or annual operating results;

•	sales of large blocks of our common stock, including sales by Kingsbridge under the CEFF, our executive officers, directors or venture capital investors;

•	announcements concerning borrowings under the Loan Agreement, draw downs under the CEFF, takedowns under our existing universal shelf registration statement or other developments relating to the Loan Agreement, CEFF, universal shelf registration statement or our other financing activities;

•	our entering into licenses, strategic partnerships and similar arrangements, or the termination of such arrangements;

•	acquisition of products or businesses by us or our competitors;

•	announcements made by, or events affecting, our co-promotion partner, our suppliers or other third parties that provide services to us;

•	litigation and government inquiries; or

•	economic and political factors, including wars, terrorism and political unrest.
Our stock price could decline and our stockholders may suffer dilution in connection with future issuances of equity or debt securities.
     Although we believe that our current cash, cash equivalents and short-term investments, together with potential proceeds available from the CEFF with Kingsbridge and potential loan proceeds under our Loan Agreement with Comerica, will be sufficient to fund our operations for at least the next 12 months, we likely will pursue raising additional funds in the next 12 months to support the further commercialization of our Zegerid products. Accordingly, we may conduct substantial future offerings of equity or debt securities, which, in turn, could cause our stock price to decline.
     In February 2006, we entered into the CEFF which may entitle us to sell and obligate Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. In February 2006, the Securities and Exchange Commission declared effective a resale shelf registration statement to facilitate Kingsbridge’s public resale of shares of our common stock which it may acquire from us from time to time in connection with our draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that we issued to Kingsbridge in connection with the CEFF. In March 2006, we completed a draw down under the CEFF and issued 1,318,201 shares to Kingsbridge in exchange for gross proceeds of $7.8 million. In June 2006, we completed a draw down under the CEFF and issued 1,406,668 shares to Kingsbridge in exchange for gross proceeds of $8.8 million.
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
     Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the Securities and Exchange Commission and by the Nasdaq Global Market, will result in increased costs to us. In particular, we incurred additional administrative expense in connection with the implementation of Section 404 of the Sarbanes-Oxley Act, which required management to report on, and our independent registered public accounting firm to attest to, our internal controls as of December 31, 2005, and we will incur additional administrative expenses as we continue to comply with Section 404 for future periods. As part of our compliance with Section 404, we also rely on the continued effectiveness and adequacy of the internal controls at our key service providers. In addition, the new rules could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board, our board committees or as executive officers. We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. If we, or the third party service providers on which we rely, fail to comply with any of these laws or regulations, or if our auditors cannot timely attest to our evaluation of our internal controls, we could be subject to regulatory scrutiny and a loss of public confidence in our corporate governance or internal controls, which could have an adverse effect on our business and our stock price.
Our executive officers and directors and their affiliates may exercise influence over stockholder voting matters in a manner that may not be in the best interests of all of our stockholders.
     Our executive officers and directors and their affiliates together control approximately 5.7% of our outstanding common stock, as of June 30, 2006. As a result, these stockholders may collectively be able to influence matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.
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
     As previously disclosed in our Current Report on Form 8-K filed on February 3, 2006, we have entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Limited, pursuant to which Kingsbridge has committed to purchase, from time to time over a period of three years, newly-issued shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. In connection with the CEFF, we issued a warrant to Kingsbridge to purchase up to 365,000 shares of common stock at an exercise price of $8.2836 per share. The CEFF and the related warrant are described in more detail in Note 8 to the financial statements included with this report. Under the CEFF, in March 2006 we sold 1,318,201 shares for gross proceeds of $7.8 million. In June 2006, we sold 1,406,668 shares to Kingsbridge in exchange for gross proceeds of $8.8 million. We are not obligated to sell any of the remaining up to $58.4 million of common stock available under the CEFF and there are no minimum commitments or minimum use penalties. We relied on the exemption from registration contained in Section 4(2) of the Securities Act, and Regulation D, Rule 506 thereunder, in connection with obtaining Kingsbridge’s commitment under the CEFF and for the issuance of the warrant in consideration of such commitment.
Issuer Purchases of Equity Securities
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	Our 2006 Annual Meeting of Stockholders was held on June 7, 2006.

(b)	The following Class III directors were elected at the 2006 Annual Meeting:

Name	Position	Term Expires
Gerald T. Proehl	Class III director	2009
David F. Hale	Class III director	2009
Ted W. Love	Class III director	2009
     The following Class I and Class II directors continue to serve their respective terms which will expire on the date of our Annual Meeting of Stockholders in the year as noted:

Name	Position	Term Expires
Daniel D. Burgess	Class I director	2007
Michael G. Carter	Class I director	2007
Michael E. Herman	Class II director	2008
Kent Snyder	Class II director	2008
(c)	At our 2006 Annual Meeting, our stockholders voted on two matters with the following voting results:
•	the election of three Class III directors for a term of three years expiring in 2009:

Name	For	Withhold
Gerald T. Proehl	43,108,372	115,000
David F. Hale	43,033,193	190,179
Ted W. Love	43,110,672	112,700
•	the ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2006:

For	Against	Abstain	Broker Non-Votes
43,158,254	39,925	25,192	—

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

Dated: August 8, 2006

/s/ Debra P. Crawford Debra P. Crawford,
Senior Vice President and Chief
Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)