Form 10-Q
period 2006-09-30
SANTARUS INC
filed 2006-11-08
CIK 1172480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of October 31, 2006 was 50,558,205.

SANTARUS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
 i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Santarus, Inc.
Condensed Balance Sheets
(unaudited)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$49,963,994	$59,916,226
Short-term investments	8,213,397	9,450,280
Accounts receivable, net	5,801,031	2,663,483
Inventories, net	5,046,347	3,133,241
Other current assets	1,626,083	1,252,923

Total current assets	70,650,852	76,416,153

Long-term restricted cash	1,700,000	1,950,000
Property and equipment, net	385,549	617,522
Other assets	765,760	951,708

Total assets	$73,502,161	$79,935,383

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$17,329,250	$9,485,278
Allowance for product returns	6,315,890	4,463,616
Current portion of deferred revenue	2,857,143	2,857,143
Current portion of long-term debt	—	38,019

Total current liabilities	26,502,283	16,844,056

Deferred revenue, less current portion	6,428,571	8,571,428
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized at September 30, 2006 and December 31, 2005; no shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized at September 30, 2006 and December 31, 2005; 49,236,207 and 44,467,087 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	4,924	4,447
Additional paid-in capital	292,830,907	259,486,970
Deferred compensation	—	(1,699,932)
Accumulated other comprehensive loss	(1,090)	(4,120)
Accumulated deficit	(252,263,434)	(203,267,466)

Total stockholders’ equity	40,571,307	54,519,899

Total liabilities and stockholders’ equity	$73,502,161	$79,935,383

See accompanying notes.

Santarus, Inc.
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Product sales, net	$12,164,092	$4,164,351	$26,632,190	$8,698,482
Sublicense and co-promotion revenue	714,286	714,286	2,142,857	12,142,857

Total revenues	12,878,378	4,878,637	28,775,047	20,841,339
Costs and expenses:
Cost of sales	1,102,677	612,374	3,454,602	1,376,130
License fees and royalties	1,702,973	583,010	3,728,509	2,717,787
Research and development	1,889,727	2,499,513	5,987,552	8,145,137
Selling, general and administrative	21,278,070	17,905,206	66,720,745	61,742,839

Total costs and expenses	25,973,447	21,600,103	79,891,408	73,981,893

Loss from operations	(13,095,069)	(16,721,466)	(51,116,361)	(53,140,554)
Interest and other income, net	696,826	635,447	2,120,393	3,944,483

Net loss	$(12,398,243)	$(16,086,019)	$(48,995,968)	$(49,196,071)

Basic and diluted net loss per share	$(0.26)	$(0.40)	$(1.06)	$(1.31)

Weighted average shares outstanding to calculate basic and diluted net loss per share	47,901,115	39,855,186	46,400,607	37,512,214
See accompanying notes.

Santarus, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities
Net loss	$(48,995,968)	$(49,196,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	454,259	471,721
Stock-based compensation	7,124,301	1,840,881
Changes in operating assets and liabilities:
Accounts receivable, net	(3,137,548)	(699,696)
Inventories, net	(1,913,106)	(1,658,540)
Other current assets	(373,160)	622,154
Accounts payable and accrued liabilities	7,843,972	(4,274,547)
Allowance for product returns	1,852,274	(1,891,711)
Deferred revenue	(2,142,857)	(2,142,857)

Net cash used in operating activities	(39,287,833)	(56,928,666)

Investing activities
Purchase of short-term investments	(4,379,087)	(36,172,277)
Sales and maturities of short-term investments	5,619,000	99,755,000
Long-term restricted cash	250,000	(1,000,000)
Purchases of property and equipment	(36,338)	(58,858)
Deposits on manufacturing equipment	—	(141,763)

Net cash provided by investing activities	1,453,575	62,382,102

Financing activities
Exercise of stock options	508,409	77,750
Issuance of common stock, net	27,411,636	29,852,430
Payments on equipment notes payable	(38,019)	(170,312)

Net cash provided by financing activities	27,882,026	29,759,868

(Decrease) increase in cash and cash equivalents	(9,952,232)	35,213,304
Cash and cash equivalents at beginning of the period	59,916,226	19,052,352

Cash and cash equivalents at end of the period	$49,963,994	$54,265,656

Supplemental disclosure of cash flow information:
Interest paid	$12,430	$18,571

Supplemental schedule of noncash financing activities:
Issuance of warrant in connection with committed equity financing facility	$1,282,318	$—

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
     The Company received approval from the U.S. Food and Drug Administration (“FDA”) to market Zegerid® (omeprazole/sodium bicarbonate) Capsules in February 2006 and Zegerid with Magnesium Hydroxide (omeprazole/sodium bicarbonate/magnesium hydroxide) Chewable Tablets in March 2006 for the treatment of heartburn and other symptoms associated with gastroesophageal reflux disease (“GERD”), treatment and maintenance of healing of erosive esophagitis and treatment of duodenal and gastric ulcers. The Company received approval from the FDA to market Zegerid (omeprazole/sodium bicarbonate) Powder for Oral Suspension for these same indications in 2004. In addition, Zegerid Powder for Oral Suspension is approved for the reduction of risk of upper GI bleeding in critically ill patients, and is currently the only proton pump inhibitor (“PPI”) product approved for this indication. The Company commercially launched Zegerid Capsules in late March 2006 and launched Zegerid Powder for Oral Suspension 20 mg in late 2004 and the 40 mg dosage strength in early 2005. The Company is currently focusing its near-term resources on the commercialization of Zegerid Capsules and Zegerid Powder for Oral Suspension and does not currently anticipate launching the chewable tablet product during the next 12 months.
2. Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles related to the preparation of interim financial statements and the rules and regulations of the Securities and Exchange Commission related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.
     Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for any future periods. For further information, please see the financial statements and related disclosures included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
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
     Certain previously reported amounts have been reclassified to conform to the current period presentation. Stock-based compensation expense in the condensed statements of operations for the three and nine months ended September 30, 2005 has been reclassified and included in the applicable research and development and selling, general and administrative amounts in a manner consistent with the condensed statements of operations presentation for the three and nine months ended September 30, 2006.

3. Stock-Based Compensation
Stock Plans
     The Company has two stock option plans for the benefit of its eligible employees, consultants and independent directors. In October 1998, the Company adopted the Santarus, Inc. 1998 Stock Option Plan (the “1998 Plan”). The 1998 Plan was initially approved by the Company’s stockholders in November 1998. The 1998 Plan, as amended, authorized the Company to issue options to purchase up to 4,171,428 shares of its common stock. Under the terms of the 1998 Plan, nonqualified and incentive options were granted at prices not less than 85% and 100% of the fair value on the date of grant, respectively. With the completion of the Company’s initial public offering in April 2004, no additional options have been or will be granted under the 1998 Plan, and all options that are repurchased, forfeited, cancelled or expire will become available for grant under the 2004 Plan.
     In January 2004, the Company adopted the 2004 Equity Incentive Award Plan (the “2004 Plan”). The 2004 Plan was approved by the Company’s stockholders in February 2004, became effective with the Company’s initial public offering in April 2004 and was subsequently amended and restated in July 2004. As of September 30, 2006, the Company was authorized to issue options to purchase 8,177,869 shares of its common stock under the 2004 Plan and had 3,185,742 shares available for future issuance. In addition, the 2004 Plan contains an “evergreen provision” that allows for an annual increase in the number of shares available for issuance on the first day of the fiscal year, equal to the lesser of 5% of the outstanding capital stock on each January 1, 2,500,000 shares, or an amount determined by the Company’s board of directors. The number of shares of common stock available for issuance will be further increased by any options that are repurchased, forfeited, cancelled or expire under the 1998 Plan.
     Options generally vest over periods ranging from one to five years and expire ten years from the date of grant. Certain options are immediately exercisable, and unvested common shares obtained upon early exercise of options are subject to repurchase by the Company at the original issue price. As of September 30, 2006, 34,954 shares issued from the early exercise of unvested options were subject to repurchase by the Company.
     In April 2004, the Company implemented the employee stock purchase plan, which was approved by the Company’s stockholders in February 2004 and subsequently amended and restated in July 2004. Under the Amended and Restated Employee Stock Purchase Plan (the “ESPP”), employees may contribute up to 20%, subject to certain maximums, of their cash earnings through payroll deductions, to be used to purchase shares of the Company’s common stock on each semi-annual purchase date. The purchase price will be equal to 85% of the market value per share on the employee’s entry date into the offering period, or if lower, 85% of the fair market value on the specified purchase date. The Company initially reserved 400,000 shares of common stock for issuance under the ESPP. In addition, the ESPP contains an “evergreen provision” that allows for an annual increase in the number of shares available for issuance on the first day of the fiscal year, equal to the lesser of 1% of the outstanding capital stock on each January 1, 500,000 shares, or an amount determined by the Company’s board of directors. As of September 30, 2006, the Company had issued 1,207,828 shares of common stock under the ESPP and had 126 shares available for future issuance. Until the number of shares available for issuance is increased through the “evergreen provision,” the Company does not intend to issue additional shares under the ESPP.
Adoption of Statement of Accounting Standards No. 123(R)
     Prior to January 1, 2006, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company accounted for share-based payments to employees using the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and, as such, generally recognized no compensation cost for employee stock options when the exercise price was equal to or in excess of the fair value of the stock at the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”) using the modified prospective transition method. Under this transition method, compensation cost recognized for the three and nine months ended September 30, 2006 included (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.
     Prior to the adoption of SFAS No. 123(R), the Company presented deferred compensation as a separate component of stockholders’ equity. Deferred compensation represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of grant. For the three and nine months ended September 30, 2005, the Company recognized stock-based compensation expense of approximately $594,000 and $1.8 million, respectively, resulting from the amortization of deferred compensation. In accordance with the provisions of SFAS No. 123(R), on January 1, 2006, the Company reclassified the balance in deferred compensation to additional paid-in capital on the balance sheet.
     As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net loss for the three and nine months ended September 30, 2006 is approximately $1.9 million and $5.9 million higher, respectively, than if it had continued to account for stock-based compensation under APB No. 25. Basic and diluted net loss per share for the three and nine months ended September 30, 2006 is $0.04 and $0.13 higher, respectively, than if the Company continued to account for stock-based compensation under APB No. 25.
     The Company estimates the fair value of stock options and ESPP rights granted using the Black-Scholes valuation model. For options granted prior to January 1, 2006, the Company amortizes the fair value on an accelerated basis. For options granted after January 1, 2006, the Company amortizes the fair value on a straight-line basis. All options are amortized over the requisite service period of the awards, which is generally the vesting period. Pre-vesting forfeitures were estimated to be approximately 0% for the three and nine months ended September 30, 2006 as the majority of options granted contain monthly vesting terms. The fair value of each option is estimated on the date of grant using the Black-Scholes valuation model. The following assumptions were used during these periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Stock Options:
Risk-free interest rate	4.6%	4.0%	4.6% – 5.0%	3.7% – 4.0%
Expected volatility	60%	70%	60%	70%
Expected life of options (years)	6.02 – 6.08	5.00 – 8.00	5.27 – 6.08	4.83 – 8.00
Expected dividend yield	—	—	—	—

Employee Stock Purchase Plan:
Risk-free interest rate	—	—	5.1%	3.2% – 3.7%
Expected volatility	—	—	60%	70%
Expected life of options (years)	—	—	2.00	0.50 – 2.00
Expected dividend yield	—	—	—	—
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
     Expected Dividend Yield. The Company has never paid any dividends and does not intend to in the near future.
     The weighted average per share fair value of stock options granted in the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2006 and 2005 was $4.26, $3.96, $4.08 and $4.35, respectively. The weighted average per share fair value of ESPP purchase rights granted in the nine months ended September 30, 2006 and 2005 was $3.47 and $1.33, respectively. There were no ESPP purchase rights granted in the three months ended September 30, 2006 and 2005. As of September 30, 2006, total unrecognized compensation cost related to stock options and ESPP purchase rights was approximately $10.2 million, and the weighted average period over which it is expected to be recognized is 2.3 years.

     The following table illustrates the effect on net income and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock plans for the three and nine months ended September 30, 2005. For purposes of this pro forma disclosure, the value of options is estimated using the Black-Scholes valuation model and amortized to expense over the options’ vesting periods.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net loss
Net loss as reported	$(16,086,019)	$(49,196,071)
Add: Stock-based employee compensation included in reported net loss	593,729	1,840,881
Deduct: Stock-based employee compensation determined under fair value method	(2,621,890)	(8,748,583)

Net loss including stock-based compensation	$(18,114,180)	$(56,103,773)

Net loss per share
Basic and diluted – as reported in prior year	$(0.40)	$(1.31)

Basic and diluted – including stock-based employee compensation	$(0.45)	$(1.50)

Stock Option Activity
     A summary of stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (years)	Value
Outstanding at January 1, 2006	5,794,610	$5.89
Granted	1,670,475	6.80
Exercised	(223,227)	2.32
Forfeited/expired	(334,863)	7.91

Outstanding at September 30, 2006	6,906,995	$6.13	8.11	$12,890,669

Exercisable at September 30, 2006	3,869,375	$5.19	7.53	$11,151,146

     The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices that were lower than the $7.42 closing price of the Company’s common stock on September 29, 2006. The total intrinsic value of options exercised in the three and nine months ended September 30, 2006 was approximately $81,000 and $985,000 respectively, determined as of the date of exercise. The Company received approximately $61,000 and $517,000 in cash from options exercised in the three and nine months ended September 30, 2006, respectively.
     The Company accounts for options issued to non-employees under SFAS No. 123(R) and Emerging Issues Task Force (“EITF”) Issue 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services. As such, the value of options issued to non-employees is periodically remeasured as the underlying options vest. For the three and nine months ended September 30, 2006, stock-based compensation related to stock options issued to non-employees was approximately $130,000 and $361,000, respectively. There was no stock-based compensation related to the vesting of non-employee stock options for the three and nine months ended September 30, 2005.
     For the three and nine months ended September 30, 2006, the Company recognized approximately $2.3 million and $7.1 million of total stock-based compensation, respectively, in accordance with SFAS No. 123(R) and EITF Issue 96-18.

4. Comprehensive Income (Loss)
     Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss), specifically unrealized gains and losses on securities available-for-sale. Comprehensive loss consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss	$(12,398,243)	$(16,086,019)	$(48,995,968)	$(49,196,071)
Unrealized gain on investments	5,473	48,912	3,030	149,485

Comprehensive loss	$(12,392,770)	$(16,037,107)	$(48,992,938)	$(49,046,586)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(12,398,243)	$(16,086,019)	$(48,995,968)	$(49,196,071)

Denominator:
Weighted average common shares outstanding	47,940,044	39,947,777	46,449,245	37,614,230
Weighted average unvested common shares subject to repurchase	(38,929)	(92,591)	(48,638)	(102,016)

Denominator for basic and diluted net loss per share	47,901,115	39,855,186	46,400,607	37,512,214

Basic and diluted net loss per share	$(0.26)	$(0.40)	$(1.06)	$(1.31)

6. Segment Reporting
     Management has determined that the Company operates in one business segment which is the acquisition, development and commercialization of pharmaceutical products.
7. Inventories, Net
     Inventories, net consist of the following:

	September 30,	December 31,
	2006	2005
Raw materials	$2,161,489	$1,361,461
Finished goods	3,475,201	1,978,925

	5,636,690	3,340,386
Allowance for excess and obsolete inventory	(590,343)	(207,145)

	$5,046,347	$3,133,241

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
8. Loan Agreement
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
     Amounts borrowed under the Loan Agreement are secured by substantially all of the Company’s personal property, excluding intellectual property. Under the Loan Agreement, the Company is subject to certain affirmative and negative covenants, including limitations on the Company’s ability: to convey, sell, lease, license, transfer or otherwise dispose of assets; to create, incur, assume, guarantee or be liable with respect to certain indebtedness; to grant liens; to pay dividends and make certain other restricted payments; and to make investments. In addition, the Company is required to maintain a balance of cash at Comerica in an amount of not less than $4.0 million and to maintain any other cash balances with either Comerica or another financial institution covered by a control agreement for the benefit of Comerica. The Company is also subject to certain financial covenants with respect to a minimum liquidity ratio and, when the outstanding loan balances exceed $15.0 million, minimum EBITDA requirements. Management believes that it has currently met all of its obligations under the Loan Agreement. As of September 30, 2006, the Company had not borrowed any amounts under the Loan Agreement.
9. Stockholders’ Equity
     In February 2006, the Company entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”), which may entitle the Company to sell and obligate Kingsbridge to purchase, from time to time over a period of three years, shares of the Company’s common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. In connection with the CEFF, the Company entered into a common stock purchase agreement and registration rights agreement, and the Company also issued a warrant to Kingsbridge to purchase 365,000 shares of the Company’s common stock at a price of $8.2836 per share. The warrant is fully exercisable beginning after the six month anniversary of the agreement for a period of five years thereafter. The warrant was valued on the date of grant using the Black-Scholes method using the following assumptions: a risk-free interest rate of 4.5%, a volatility factor of 60%, a life of 5.5 years and a dividend yield of zero. The estimated value of the warrant was approximately $1.3 million and was recorded as a component of stockholders’ equity in the nine months ended September 30, 2006.
     On February 3, 2006, the Company filed a resale shelf registration statement on Form S-3 with the Securities and Exchange Commission to facilitate Kingsbridge’s public resale of shares of the Company’s common stock which it may acquire from the Company from time to time in connection with the Company’s draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that the Company issued to Kingsbridge in connection with the CEFF. The resale shelf registration statement was declared effective on February 13, 2006. In the event that an effective registration statement is not available for the resale of securities purchased by Kingsbridge in connection with a draw down, the Company may be required to pay liquidated damages. The Company has completed four draw downs under the CEFF: in March 2006, the Company issued 1,318,201 shares to Kingsbridge in exchange for gross proceeds of $7.8 million (resulting in an average price per share of $5.92); in June 2006, the Company issued 1,406,668 shares to Kingsbridge in exchange for gross proceeds of $8.8 million (resulting in an average price per share of $6.26); in September 2006, the Company issued 1,371,684 shares to Kingsbridge in exchange for gross proceeds of $9.9 million (resulting in an average price per share of $7.22); and in October 2006, the Company issued 1,305,234 shares to Kingsbridge in exchange for gross proceeds of $10.0 million (resulting in an average price per share of $7.66). Accordingly, the remaining commitment of Kingsbridge under the CEFF for the potential purchase of the Company’s common stock is equal to the lesser of $38.5 million in cash consideration or 3,451,378 shares (which shares would be priced at a discount ranging from 6% to 10% of the average market price during any future draw down), subject to certain conditions and restrictions. In connection with the CEFF, the Company has incurred legal fees and other financing costs of approximately $227,000.
10. Contingencies
     On August 22, 2005, an unidentified third party filed a Request for Ex Parte Reexamination of U.S. Patent No. 6,699,885 in the U.S. Patent and Trademark Office, or PTO. U.S. Patent No. 6,699,885 is one of five currently issued patents providing coverage for the Zegerid family of products, which are licensed to the Company under its license agreement with the University of Missouri. U.S. Patent No. 6,699,885 generally relates to methods for treating gastric acid related disorders by administering a composition consisting essentially of a PPI and a buffering agent, where a minimum serum concentration of the PPI is achieved within certain time periods. The Company subsequently received notice that the PTO had granted the Request for Reexamination and had issued an initial office action, to which the Company has submitted a response. The reexamination process is provided for by law and requires the PTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third party or the PTO. Because the Company and the licensor, the University of Missouri, believe that the scope and validity of the patent claims in this patent are appropriate and that the PTO’s prior issuance of the patent was correct, the Company, in conjunction with the University of Missouri, will vigorously defend the patent position. It is not feasible to predict whether the Company and the University of Missouri ultimately will succeed in maintaining the scope and validity of the claims of this patent during reexamination. If the patent claims in this patent ultimately are narrowed substantially by the PTO, the extent of the patent coverage afforded to the Company’s Zegerid family of products could be impaired, which could potentially harm the Company’s business and operating results.
11. Subsequent Events
License Agreement
     In October 2006, the Company entered into a license agreement with Schering-Plough Healthcare Products, Inc. (“Schering-Plough”), pursuant to which the Company granted Schering-Plough rights to develop, manufacture, market and sell Zegerid branded immediate-release omeprazole products for the over-the-counter (“OTC”), market in the U.S. and Canada. Schering-Plough is responsible, at its sole expense, for all activities related to product and clinical development, manufacturing, regulatory matters, marketing and sales of products under the license agreement and is required to use diligent efforts to conduct and complete such activities in a timely manner. The Company and Schering-Plough will form a joint steering committee to oversee Schering-Plough’s activities under the license agreement and to facilitate communications between the parties. The terms of the license agreement are subject to review under the Hart-Scott-Rodino Antitrust Improvements Act (“HSR”) and termination or expiration of the applicable HSR waiting period.
     Subject to completion of the HSR review process, the Company is entitled to receive a nonrefundable $15.0 million upfront license fee. The Company may receive up to an additional $65.0 million in milestone payments upon the achievement of certain regulatory and sales milestones. The Company will also receive low double-digit royalties, subject to adjustment in certain circumstances, on net sales of any OTC products sold by Schering-Plough under the license agreement. In turn, the Company will be obligated to pay royalties to the University of Missouri based on net sales of any OTC products sold by Schering-Plough.
     The license agreement will remain in effect as long as Schering-Plough is marketing products under the license agreement in the U.S. or Canada. Schering-Plough may terminate the agreement on 180 days prior written notice anytime after submitting its first new drug application for a licensed product or if Schering-Plough does not meet a specified deadline for receiving marketing approval in the U.S. for a licensed product. In addition, either party may terminate the agreement in the event of uncured material breach of a material obligation, subject to certain limitations, or in the event of bankruptcy or insolvency.
Contract Sales Organization Agreement
     In November 2006, the Company entered into a service agreement with inVentiv Commercial Services, LLC (“inVentiv”), a commercialization services organization, under which inVentiv has agreed to provide approximately 140 contract sales representatives to promote the Company’s Zegerid products in the U.S. The Company will recognize the revenue from Zegerid product sales generated by the promotional efforts of inVentiv and will pay inVentiv a fee for providing the contract sales personnel.

     The initial term of the service agreement expires on December 1, 2008. The Company has the right to extend the term of the service agreement for up to two additional one year terms, subject to agreement on compensation terms with inVentiv. Prior to the first anniversary of the deployment of inVentiv’s initial project team, the Company may terminate the service agreement upon payment to inVentiv of a termination fee in a specified amount, which amount will vary depending on the date of such termination. The Company may terminate the service agreement at any time after the one year anniversary of the deployment of inVentiv’s initial project team without paying a termination fee. In addition, either party may terminate the service agreement upon an uncured material breach by the other party or upon bankruptcy or insolvency of the other party. inVentiv may also terminate the service agreement if the Company fails to make timely payment under the service agreement.
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
     Our Zegerid ® products are the first immediate-release oral PPIs to be developed for the U.S. market. The formulations are based on patented technology and utilize antacids which raise the gastric pH and thus protect the PPI, omeprazole, from acid degradation in the stomach, allowing the omeprazole to be quickly absorbed into the bloodstream. Although other marketed oral PPIs enjoy widespread use due to their potent acid suppression, favorable safety profile and once-a-day dosing, they are available only in delayed-release, enteric-coated formulations. While the enteric coating protects the PPI from acid degradation, it also delays absorption until the PPI reaches the less acidic small intestine. Our immediate-release Zegerid products do not have enteric coatings and are designed to be absorbed rapidly, while providing a duration of effect similar to delayed-release PPIs.
     We received approval from the U.S. Food and Drug Administration, or FDA, to market Zegerid (omeprazole/sodium bicarbonate) Capsules in February 2006 and Zegerid with Magnesium Hydroxide (omeprazole/sodium bicarbonate/magnesium hydroxide) Chewable Tablets in March 2006 for the treatment of heartburn and other symptoms associated with gastroesophageal reflux disease, or GERD, treatment and maintenance of healing of erosive esophagitis and treatment of duodenal and gastric ulcers. We received approval from the FDA to market Zegerid (omeprazole/sodium bicarbonate) Powder for Oral Suspension for these same indications in 2004. In addition, Zegerid Powder for Oral Suspension is approved for the reduction of risk of upper GI bleeding in critically ill patients, and is currently the only PPI product approved for this indication.
     We commercially launched Zegerid Capsules in late March 2006 and launched Zegerid Powder for Oral Suspension 20 mg in late 2004 and the 40 mg dosage strength in early 2005. We are currently focusing our near-term resources on the commercialization of Zegerid Capsules and Zegerid Powder for Oral Suspension and do not currently anticipate launching the chewable tablet product during the next 12 months.
     We have supported the commercialization of Zegerid Capsules and Zegerid Powder for Oral Suspension through our greater than 250-member commercial organization, which has included approximately 200 field sales representatives. Our sales representatives have an average of five years of pharmaceutical sales experience, with many also having prior PPI selling experience. We have also supported our sales and marketing efforts through a co-promotion agreement with Otsuka America Pharmaceutical, Inc., or Otsuka America, under which Otsuka America’s approximately 170 field sales representatives are co-promoting Zegerid Capsules and Zegerid Powder for Oral Suspension to our targeted physicians in the first selling position. In October 2006, we announced plans to expand our commercial presence by adding approximately 150 sales representatives. In November 2006, we entered into an agreement with inVentiv Commercial Services, LLC, or inVentiv, a commercialization services organization, under which inVentiv has agreed to provide approximately 140 contract sales representatives to promote our Zegerid products in the U.S. The remaining sales representatives will be hired by Santarus. Following this planned expansion, and including the efforts of Otsuka America and inVentiv, we anticipate that there will be over 500 sales representatives promoting our Zegerid products in the first selling position.
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
     In October 2006, we entered into a license agreement with Schering-Plough Healthcare Products, Inc., or Schering-Plough, granting rights to develop, manufacture, market and sell Zegerid branded immediate-release omeprazole products for the over-the-counter, or OTC, market in the U.S. and Canada. The terms of the license agreement are subject to review under the Hart-Scott-Rodino Antitrust Improvements Act, or HSR, and the termination or expiration of the applicable HSR waiting period. Subject to completion of the HSR review process, we are entitled to receive a $15.0 million upfront license fee. We may receive up to an additional $65.0 million in milestone payments upon the achievement of certain regulatory and sales milestones. We will also receive low double-digit royalties, subject to adjustment in certain circumstances, on net sales of any OTC products sold by Schering-Plough under the license agreement. In turn, we will be obligated to pay royalties to the University of Missouri based on net sales of any OTC products sold by Schering-Plough. The license agreement will remain in effect as long as Schering-Plough is marketing products under the license agreement in the U.S. or Canada. Schering-Plough may terminate the agreement on 180 days prior written notice anytime after submitting its first new drug application for a licensed product or if Schering-Plough does not meet a specified deadline for receiving marketing approval in the U.S. for a licensed product. In addition, either party may terminate the agreement in the event of uncured material breach of a material obligation, subject to certain limitations, or in the event of bankruptcy or insolvency.
     We have incurred significant losses since our inception. We had an accumulated deficit of approximately $252.2 million as of September 30, 2006. These losses have resulted principally from costs incurred in connection with license fees, research and development activities, including costs of clinical trial activities associated with our current products, commercialization activities and general and administrative expenses.
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
     In February 2006, we entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge, which may entitle us to sell and obligate Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. In connection with the CEFF, we entered into a common stock purchase agreement and registration rights agreement, and we also issued a warrant to Kingsbridge to purchase 365,000 shares of our common stock at a price of $8.2836 per share. The warrant is fully exercisable beginning after the six-month anniversary of the agreement for a period of five years thereafter. On February 3, 2006, we filed a resale shelf registration statement on Form S-3 with the Securities and Exchange Commission to facilitate Kingsbridge’s public resale of shares of our common stock which it may acquire from us from time to time in connection with our draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that we issued to Kingsbridge in connection with the CEFF. The resale shelf registration statement was declared effective on February 13, 2006. We have completed four draw downs under the CEFF: in March 2006, we issued 1,318,201 shares to Kingsbridge in exchange for gross proceeds of $7.8 million (resulting in an average price per share of $5.92); in June 2006, we issued 1,406,668 shares to Kingsbridge in exchange for gross proceeds of $8.8 million (resulting in an average price per share of $6.26); in September 2006, we issued 1,371,684 shares to Kingsbridge in exchange for gross proceeds of $9.9 million (resulting in an average price per share of $7.22); and in October 2006, we issued 1,305,234 shares to Kingsbridge in exchange for gross proceeds of $10.0 million (resulting in an average price per share of $7.66).
     In July 2006, we entered into a Loan and Security Agreement, or the Loan Agreement, with Comerica Bank, or Comerica. The credit facility under our Loan Agreement consists of a revolving line of credit, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $20.0 million. As of November 7, the date of this report, we have not borrowed any amounts under the Loan Agreement.
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
     We are obligated to accept from customers the return of products that are within six months of their expiration date or 12 months beyond their expiration date. We authorize returns for damaged products and exchanges for expired products in accordance with our return goods policy and procedures, and have established allowances for such amounts at the time of sale. We commercially launched Zegerid Capsules in late March 2006 and launched Zegerid Powder for Oral Suspension 20 mg in late 2004 and the 40 mg dosage strength in early 2005, and through September 30, 2006, we have had product returns of approximately $2.7 million. Given our limited history, we have established our allowances for potential product returns based on an analysis of product shipments to our wholesale distributors in excess of prescription demand for our Zegerid products. We continue to assess our product returns history and our ability to obtain adequate data to reasonably estimate our future product returns. At the time we are able to reasonably estimate our product returns, we will reduce our allowance for product returns to our reasonable estimate, and we will recognize product sales when title passes. Although we believe that our estimates and assumptions are reasonable as of the date when made, actual results may differ significantly from these estimates. Our financial position, results of operations and cash flows may be materially and negatively impacted if actual returns exceed our estimated allowance for returns.
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
Stock-Based Compensation
     Prior to January 1, 2006, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, we accounted for share-based payments to employees using the intrinsic value method of Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and, as such, generally recognized no compensation cost for employee stock options when the exercise price was equal to or in excess of the fair market value of the stock at the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123(R), using the modified prospective transition method. Under this transition method, compensation cost recognized for the three and nine months ended September 30, 2006 included (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.
     We account for options issued to non-employees under SFAS No. 123(R) and EITF Issue 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services. As such, the value of options issued to non-employees is periodically remeasured as the underlying options vest.
     For the three and nine months ended September 30, 2006, we recognized approximately $2.3 million and $7.1 million of stock-based compensation, respectively, in accordance with SFAS No. 123(R) and EITF Issue 96-18. For the three months ended September 30, 2006, stock-based compensation of approximately $39,000, $290,000 and $2.0 million was included in cost of sales, research and development, and selling, general and administrative expenses, respectively, in the accompanying condensed statements of operations. For the nine months ended September 30, 2006, stock-based compensation of approximately $84,000, $872,000 and $6.2 million was included in cost of sales, research and development, and selling, general and administrative expenses, respectively, in the accompanying condensed statements of operations. As of September 30, 2006, total unrecognized compensation cost related to stock options was approximately $10.2 million, and the weighted average period over which it is expected to be recognized is 2.3 years.

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
Results of Operations
Comparison of Three Months Ended September 30, 2006 and 2005
     Product Sales, Net. Product sales, net were $12.2 million for the three months ended September 30, 2006 and consisted of sales of Zegerid Capsules, which we commercially launched in late March 2006, and Zegerid Powder for Oral Suspension. Product sales, net were $4.2 million for the three months ended September 30, 2005 and consisted of sales of Zegerid Powder for Oral Suspension 20 mg, which we commercially launched in October 2004 and sales of Zegerid Powder for Oral Suspension 40 mg, which we commercially launched in February 2005.
     Sublicense and Co-Promotion Revenue. Sublicense and co-promotion revenue was $714,000 for the three months ended September 30, 2006 and $714,000 for the three months ended September 30, 2005. Sublicense and co-promotion revenue consisted of co-promotion revenue from the $15.0 million upfront fee received pursuant to our co-promotion agreement with Otsuka America entered into in October 2004, which is being amortized to revenue over the term of the agreement through December 31, 2009.
     Cost of Sales. Cost of sales was $1.1 million for the three months ended September 30, 2006 and $612,000 for the three months ended September 30, 2005, or approximately 9% and 15% of net product sales, respectively. Cost of sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Zegerid products. Cost of sales also includes changes in our reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments and inventory in the distribution channel, compared to forecasts of future sales. The 6 percentage point decrease in our cost of sales as a percentage of net product sales was primarily attributable to lower manufacturing costs associated with our capsule product and certain fixed overhead costs being applied to increased sales volumes.
     License Fees and Royalties. License fees and royalties were $1.7 million for the three months ended September 30, 2006 and $583,000 for the three months ended September 30, 2005. License fees and royalties consisted of royalties due to the University of Missouri and Otsuka America based upon net product sales.
     Research and Development. Research and development expenses were $1.9 million for the three months ended September 30, 2006 and $2.5 million for the three months ended September 30, 2005. Research and development expenses consisted primarily of costs associated with the development of and preparation for commercial manufacturing of our Zegerid products, clinical studies designed to further differentiate our product from those of our competitors, compensation and other expenses related to research and development personnel and facilities expenses. The $610,000 decrease in our research and development expenses was primarily attributable to a decrease in manufacturing development activities associated with the chewable tablet product and a decrease in compensation costs associated with research and development personnel resulting from a decrease in headcount.
     Selling, General and Administrative. Selling, general and administrative expenses were $21.3 million for the three months ended September 30, 2006 and $17.9 million for the three months ended September 30, 2005. The $3.4 million increase in our selling, general and administrative expenses was primarily attributable to approximately $1.6 million of additional stock-based compensation expense recognized due to our adoption of SFAS No. 123(R) and increased promotional expenses including product samples and managed care marketing initiatives.
     Interest and Other Income, Net. Interest and other income, net was $697,000 for the three months ended September 30, 2006 and $636,000 for the three months ended September 30, 2005. The $61,000 increase was primarily attributable to higher interest income resulting from a higher rate of return on our cash, cash equivalents and short-term investments, offset in part by lower average cash balances for the three months ended September 30, 2006.

Comparison of Nine Months Ended September 30, 2006 and 2005
     Product Sales, Net. Product sales, net were $26.6 million for the nine months ended September 30, 2006 and consisted of sales of Zegerid Capsules, which we commercially launched in late March 2006, and Zegerid Powder for Oral Suspension. Product sales, net were $8.7 million for the nine months ended September 30, 2005 and consisted of sales of Zegerid Powder for Oral Suspension 20 mg, which we commercially launched in October 2004 and sales of Zegerid Powder for Oral Suspension 40 mg, which we commercially launched in February 2005.
     Sublicense and Co-Promotion Revenue. Sublicense and co-promotion revenue was $2.1 million for the nine months ended September 30, 2006 and $12.1 million for the nine months ended September 30, 2005. Sublicense and co-promotion revenue consisted of co-promotion revenue from the $15.0 million upfront fee received pursuant to our co-promotion agreement with Otsuka America entered into in October 2004, which is being amortized to revenue over the term of the agreement through December 31, 2009. Additionally, for the nine months ended September 30, 2005, sublicense and co-promotion revenue consisted of the $10.0 million milestone payment we received from TAP in February 2005 related to TAP’s development activities. We received the February 2005 milestone payment after we prevailed in an alternative dispute resolution proceeding in which we alleged that TAP had achieved a development milestone. TAP exercised its right to terminate the sublicense agreement effective in March 2006.
     Cost of Sales. Cost of sales was $3.5 million for the nine months ended September 30, 2006 and $1.4 million for the nine months ended September 30, 2005, or approximately 13% and 16% of net product sales, respectively. Cost of sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Zegerid products. Cost of sales also includes changes in our reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments and inventory in the distribution channel, compared to forecasts of future sales.
     License Fees and Royalties. License fees and royalties were $3.7 million for the nine months ended September 30, 2006 and $2.7 million for the nine months ended September 30, 2005. License fees and royalties consisted of royalties due to the University of Missouri and Otsuka America based upon net product sales. Additionally, for the nine months ended September 30, 2005, license fees and royalties included $1.5 million paid to the University of Missouri, which represented 15% of the milestone fee received pursuant to our strategic sublicense agreement with TAP.
     Research and Development. Research and development expenses were $6.0 million for the nine months ended September 30, 2006 and $8.1 million for the nine months ended September 30, 2005. The $2.1 million decrease in our research and development expenses was primarily attributable to a decrease in manufacturing development activities associated with the chewable tablet product and a decrease in compensation costs associated with research and development personnel resulting from a decrease in headcount. These decreases in our research and development expenses were offset in part by increased costs associated with the development of and preparation for commercial manufacturing of Zegerid Capsules.
     Research and development expenses consist primarily of costs associated with clinical trials designed to further differentiate our Zegerid products from those of our competitors, development of and preparation for commercial manufacturing of our products, compensation and other expenses related to research and development personnel and facilities expenses. In the future, we may conduct additional clinical trials to further differentiate our Zegerid family of products. We have also committed, in connection with the approval of our NDAs for Zegerid Powder for Oral Suspension, to evaluate the product in pediatric populations, including pharmacokinetic/pharmacodynamic, or PK/PD, and safety studies. We are unable to estimate with any certainty the costs we will incur in the continued development of our Zegerid family of products. Although we are currently marketing Zegerid Capsules and Zegerid Powder for Oral Suspension, and we have received FDA approval to market Zegerid Chewable Tablets, we cannot be certain when or if we will realize any profits from these products or any other development projects. Although we are currently focused primarily on advancing our Zegerid family of products, we anticipate that we will make determinations as to which development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific and clinical merits of each project.
     Selling, General and Administrative. Selling, general and administrative expenses were $66.7 million for the nine months ended September 30, 2006 and $61.7 million for the nine months ended September 30, 2005. The $5.0 million increase in our selling, general and administrative expenses was primarily attributable to approximately $5.0 million of additional stock-based compensation expense recognized due to our adoption of SFAS No. 123(R) and increased costs associated with product samples. These increases in our selling, general and administrative expenses were offset in part by decreased compensation costs associated with sales and marketing personnel resulting from a decrease in headcount.

     Interest and Other Income, Net. Interest and other income, net was $2.1 million for the nine months ended September 30, 2006 and $3.9 million for the nine months ended September 30, 2005. The $1.8 million decrease was primarily attributable to interest income awarded to us in connection with the $10.0 million milestone we received from TAP after we prevailed in an alternative dispute resolution proceeding in the nine months ended September 30, 2005, offset in part by higher interest income resulting from a higher rate of return on our cash, cash equivalents and short-term investments for the nine months ended September 30, 2006.
Liquidity and Capital Resources
     As of September 30, 2006, cash, cash equivalents and short-term investments were $58.2 million, compared to $69.4 million as of December 31, 2005, a decrease of $11.2 million. This decrease resulted primarily from our net loss for the nine months ended September 30, 2006 offset in part by the net proceeds of approximately $26.3 million we received in connection with draw downs under our CEFF with Kingsbridge.
     Net cash used in operating activities was $39.3 million for the nine months ended September 30, 2006 and $56.9 million for the nine months ended September 30, 2005. The primary use of cash was to fund our net losses for these periods, adjusted for non-cash expenses, including $7.1 million for the nine months ended September 30, 2006 and $1.8 million for the nine months ended September 30, 2005 in stock-based compensation, and changes in operating assets and liabilities. Significant working capital sources of cash for the nine months ended September 30, 2006 included increases in accounts payable and accrued liabilities and allowance for product returns, offset in part by increases in accounts receivable and inventories, and decreases in deferred revenue. Significant working capital uses of cash for the nine months ended September 30, 2005 included decreases in accounts payable and accrued liabilities, allowance for product returns and deferred revenue, and increases in inventories.
     Net cash provided by investing activities was $1.5 million for the nine months ended September 30, 2006 and $62.4 million for the nine months ended September 30, 2005. These activities primarily consisted of purchases and sales and maturities of short-term investments. Additionally, for the nine months ended September 30, 2005, long-term restricted cash increased in connection with establishing a letter of credit under our vehicle lease agreements.
     Net cash provided by financing activities was $27.9 million for the nine months ended September 30, 2006 and $29.8 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, these activities consisted primarily of the issuance of common stock in connection with draw downs under our CEFF with Kingsbridge resulting in net proceeds of approximately $26.3 million and the issuance of common stock under our employee stock purchase plan. For the nine months ended September 30, 2005, these activities consisted primarily of the issuance of common stock in our registered direct offering and under our employee stock purchase plan.
     While we support the commercialization of Zegerid Capsules and Zegerid Powder for Oral Suspension and as we continue to sponsor clinical trials for, as well as develop and manufacture our current products and new product opportunities, we anticipate significant cash requirements for personnel costs for our own organization, as well as in connection with our contract sales agreement with inVentiv, advertising and promotional activities, capital expenditures, and investment in additional office space, internal systems and infrastructure.
     We currently rely on OSG Norwich Pharmaceuticals, Inc. as our manufacturer of Zegerid Capsules and Patheon, Inc. as our manufacturer of Zegerid Powder for Oral Suspension. We also purchase commercial quantities of omeprazole, an active ingredient in our products, from Union Quimico Farmaceutica, S.A. At September 30, 2006, we had finished goods and raw materials inventory purchase commitments of approximately $4.8 million.

     The following summarizes our long-term contractual obligations as of September 30, 2006:

		Payments Due by Period
		Less than
		One Year
		(Remainder	One to	Four to
Contractual Obligations	Total	of 2006)	Three Years	Five Years	Thereafter
	(in thousands)
Operating leases	$2,691	$546	$2,145	$—	$—
Other long-term contractual obligations	363	202	161	—	—

Total	$3,054	$748	$2,306	$—	$—

     The amount and timing of cash requirements will depend on market acceptance of Zegerid Capsules and Zegerid Powder for Oral Suspension, any other products that we may market in the future, the resources we devote to researching, developing, formulating, manufacturing, commercializing and supporting our products, and our ability to enter into third-party collaborations.
     We believe that our current cash, cash equivalents and short-term investments, including the $10.0 million from our draw down under the CEFF with Kingsbridge in October 2006, will be sufficient to fund our operations for at least the next 12 months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed before that time. In the next 12 months and until we can generate significant cash from our operations, we likely will finance future cash needs through the sale of equity securities, strategic collaboration agreements and/or debt financing, under our established arrangements and/or under new arrangements.
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
     In February 2006, we entered into the CEFF which may entitle us to sell and obligate Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. We filed a resale shelf registration statement on Form S-3 with the Securities and Exchange Commission to facilitate Kingsbridge’s public resale of shares of our common stock which it may acquire from us from time to time in connection with our draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that we issued to Kingsbridge in connection with the CEFF. The resale shelf registration statement was declared effective in February 2006. We have completed four draw downs under the CEFF: in March 2006, we issued 1,318,201 shares to Kingsbridge in exchange for gross proceeds of $7.8 million; in June 2006, we issued 1,406,668 shares to Kingsbridge in exchange for gross proceeds of $8.8 million; in September 2006, we issued 1,371,684 shares to Kingsbridge in exchange for gross proceeds of $9.9 million; and in October 2006, we issued 1,305,234 shares to Kingsbridge in exchange for gross proceeds of $10.0 million. Accordingly, the remaining commitment of Kingsbridge under the CEFF for the potential purchase of our common stock is equal to the lesser of $38.5 million in cash consideration or 3,451,378 shares (which shares would be priced at a discount ranging from 6% to 10% of the average market price during any future draw down), subject to certain conditions and restrictions. There can be no assurance that we will be able to complete any further draw downs under the CEFF. Factors influencing our ability to complete draw downs include conditions such as a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; the continued effectiveness of the shelf registration statement; and the continued listing of our stock on the Nasdaq Global Market.
     In July 2006, we entered into our Loan Agreement with Comerica, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $20.0 million. As of November 7, 2006, the date of this report, we have not borrowed any amounts under the Loan Agreement. Under the Loan Agreement, the revolving loan bears interest, as selected by us, at either the variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” or the LIBOR rate (as computed in the LIBOR Addendum to the Loan Agreement) plus 2.25 percent. Interest payments on advances made under the Loan Agreement are due and payable in arrears on the first calendar day of each month during the term of the Loan Agreement. Amounts borrowed under the Loan Agreement may be repaid and re-borrowed at any time prior to July 28, 2009. The Loan Agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the Loan Agreement. We expect to use the loan proceeds to support our ongoing working capital needs and for general corporate purposes. Amounts borrowed under the Loan Agreement are secured by all of our personal property. The collateral does not include any intellectual property, including copyrights, patents, trademarks, servicemarks and applications therefor, now owned or hereafter acquired, or any claims for damages by way of any past, present and future infringement of any such intellectual property; provided, however, that the collateral includes all accounts and general intangibles that consist of rights to payment and proceeds from the sale, licensing or disposition of all or any part, or rights in, such intellectual property. Under the Loan Agreement, we are subject to certain affirmative and negative covenants, including limitations on our ability: to convey, sell, lease, license, transfer or otherwise dispose of assets; to create, incur, assume, guarantee or be liable with respect to certain indebtedness; to grant liens; to pay dividends and make certain other restricted payments; and to make investments. In addition, under the Loan Agreement we are required to maintain a balance of cash with Comerica in an amount of not less than $4.0 million and to maintain any other cash balances with either Comerica or another financial institution covered by a control agreement for the benefit of Comerica. We are also subject to certain financial covenants with respect to a minimum liquidity ratio and, when the outstanding loan balances exceed $15.0 million, minimum EBITDA requirements. We believe that we have currently met all of our obligations under the Loan Agreement.
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
     As of September 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Caution on Forward-Looking Statements
     Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to drive increased market demand for, and generate increased sales of, Zegerid Capsules and Zegerid Powder for Oral Suspension and any other products that may be marketed; our ability to obtain and maintain favorable reimbursement from managed care organizations and other third party payors for our Zegerid products and any other products that may be marketed; our dependence on a number of third parties, such as Schering-Plough under our OTC license agreement, Otsuka America under our co-promotion agreement and inVentiv under our contract sales agreement; the scope and validity of patent protection for our products and our ability to commercialize our products without infringing the patent rights of others; unexpected adverse side effects or inadequate therapeutic efficacy of our products that could delay or prevent commercialization or that could result in product recalls or product liability claims; competition from other pharmaceutical or biotechnology companies; other difficulties or delays relating to the development, testing, manufacturing and marketing of our products; our ability to obtain additional financing as needed to support our operations; and the discussions set forth below in Part II, Item 1A. Risk Factors.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Under the terms of our Loan Agreement with Comerica, the interest rate applicable to any amounts borrowed by us under the credit facility will be, at our election, indexed to either Comerica’s prime rate or the LIBOR rate. If we elect Comerica’s prime rate for all or any portion of our borrowings, the interest rate will be variable, which would expose us to the risk of increased interest expense if interest rates rise. If we elect the LIBOR rate for all or any portion of our borrowings, such LIBOR rate will remain fixed only for a specified, limited period of time after the date of our election, after which we will be required to repay the borrowed amount, or elect a new interest rate indexed to either Comerica’s prime rate or the LIBOR rate. The new rate may be higher than the earlier interest rate applicable under the Loan Agreement. As of November 7, 2006, the date of this report, we have not borrowed any amounts under the Loan Agreement. Accordingly, we currently believe that changes in such interest rates would not materially affect our market risk.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On August 22, 2005, an unidentified third party filed a Request for Ex Parte Reexamination of U.S. Patent No. 6,699,885 in the U.S. Patent and Trademark Office, or PTO. U.S. Patent No. 6,699,885 is one of five currently issued patents providing coverage for the Zegerid family of products, which are licensed to us under our license agreement with the University of Missouri. U.S. Patent No. 6,699,885 generally relates to methods for treating gastric acid related disorders by administering a composition consisting essentially of a PPI and a buffering agent, where a minimum serum concentration of the PPI is achieved within certain time periods. We subsequently received notice that the PTO had granted the Request for Reexamination and had issued an initial office action, to which we have submitted a response. The reexamination process is provided for by law and requires the PTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third party or the PTO. Because we and our licensor, the University of Missouri, believe that the scope and validity of the patent claims in this patent are appropriate and that the PTO’s prior issuance of the patent was correct, we, in conjunction with the University of Missouri, will vigorously defend the patent position. It is not feasible to predict whether we and the University of Missouri ultimately will succeed in maintaining the scope and validity of the claims of this patent during reexamination. If the patent claims in this patent ultimately are narrowed substantially by the PTO, the extent of the patent coverage afforded to our Zegerid family of products could be impaired, which could potentially harm our business and operating results.
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
     In the near-term, the success of our business will depend on many factors, including:
•	whether we are able to drive increased market demand for, and generate increased sales of, Zegerid® (omeprazole/sodium bicarbonate) Capsules and Zegerid (omeprazole/sodium bicarbonate) Powder for Oral Suspension, including our ability to:
o	achieve market acceptance of our products by our targeted primary care physicians and gastroenterologists;

o	obtain and maintain favorable reimbursement coverage for our products from third-party payors; and

o	compete effectively within the gastrointestinal, or GI, field, where many other products are well-established and successful and are marketed by competitors with significantly more experience and resources; and
•	whether we will be able to obtain additional financing to fund our operations; and

•	whether we are able to maintain patent protection for our products and to commercialize our products without infringing the patent rights of others.
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
     We have invested a significant portion of our time and financial resources in the development and commercialization of our Zegerid family of products, which are currently being marketed in capsule and powder for oral suspension dosage forms. These products are proprietary immediate-release formulations of omeprazole, a proton pump inhibitor, or PPI, and are intended to treat or reduce the risk of a variety of upper GI diseases and disorders. We anticipate that in the near term our ability to generate revenues will depend on the commercial success of our currently marketed products, which in turn, will depend on several factors, including our ability to:
•	successfully drive increased market demand for, and generate increased sales of, Zegerid Capsules and Zegerid Powder for Oral Suspension, through our own sales force, our co-promotion arrangement with Otsuka America Pharmaceutical, Inc., or Otsuka America, our contract sales agreement with inVentiv Commercial Services, LLC, or inVentiv, or any other collaboration with pharmaceutical companies or other contract sales organizations that we may later establish;

•	establish and maintain effective marketing programs and continue to build brand identity;

•	obtain greater acceptance of the products by physicians, patients and third-party payors and obtain and maintain distribution at the retail level;

•	establish and maintain our agreements with wholesalers and distributors on commercially reasonable terms; and

•	demonstrate commercial manufacturing capabilities as necessary to meet commercial demand for the products and maintain commercial manufacturing arrangements with third-party manufacturers.
     Our ability to generate revenue in the longer term will also depend on whether our over-the-counter, or OTC, license agreement with Schering-Plough Healthcare Products, Inc., or Schering-Plough, will lead to the successful development and commercialization of Zegerid branded immediate-release omeprazole products for the OTC market.
     We will continue to incur significant costs as we continue to support the commercialization of Zegerid Capsules and Zegerid Powder for Oral Suspension. We have realized modest growth in sales of our Zegerid products to date relative to our expenses to date, including expenses associated with our commercial operations, and may be unable to achieve greater market acceptance. For the nine months ended September 30, 2006, we recognized only approximately $26.6 million in net product sales. In addition, as of September 30, 2006, we had an accumulated deficit of approximately $252.3 million.
     We cannot be certain that our continued marketing of Zegerid Capsules and Zegerid Powder for Oral Suspension, including the efforts of Otsuka America and inVentiv, will result in increased demand for the products or that we will receive any milestone payments or sales-based royalties from our OTC license agreement with Schering-Plough. The potential demand for our prescription products may also be negatively impacted by the availability of any OTC Zegerid products developed and marketed by Schering-Plough. If we fail to successfully commercialize our prescription products or Schering-Plough fails to successfully commercialize Zegerid branded OTC products or is significantly delayed in doing so, we may be unable to generate sufficient revenues to sustain and grow our business and attain profitability, and our business, financial condition and results of operations will be materially adversely affected.
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
     The commercial success of Zegerid Capsules, Zegerid Powder for Oral Suspension and any other products we promote will depend upon acceptance of our products by the medical community, particularly gastroenterologists and primary care physicians, as well as patients and third-party payors. Market acceptance will depend upon several factors, including:
•	the efficacy and safety of our products and our ability to differentiate our products from products offered by our competitors;

•	effectiveness of our, Otsuka America’s, inVentiv’s and any other collaborators’ sales and marketing efforts, as compared to the significantly greater resources of our competitors;

•	our ability to obtain sufficient third-party insurance coverage or reimbursement;

•	pricing and cost effectiveness, as compared to competitive products, including any available generic products;

•	the prevalence and severity of any adverse side effects;

•	availability of alternative treatments;

•	relative convenience and ease of administration; and

•	taste and other sensory characteristics of our products.
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
     In some cases, insurers and other healthcare payment organizations try to encourage the use of less expensive generic brands and OTC products through their prescription benefits coverage and reimbursement policies. We cannot predict the impact of the availability of any future Zegerid branded OTC products on the benefits coverage and reimbursement policies for our prescription Zegerid branded products. Insurers and other healthcare payment organizations may make the generic or OTC alternatives more attractive to the patient by providing different amounts of reimbursement so that the net cost of the generic or OTC product to the patient is less than the net cost of a prescription brand product. Aggressive pricing policies by our generic or OTC product competitors and the prescription benefit policies of insurers could have a negative effect on our product revenues and profitability. Even though we are eligible to receive sales-based royalties on Zegerid branded OTC products under our OTC license agreement with Schering-Plough, those potential revenues could be offset by the impact of lost sales of our prescription products to the extent the OTC products are preferred by customers over our current prescription products.
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
     The competition among pharmaceutical companies to have their products approved for reimbursement also results in downward pricing pressure in the industry and in the markets where our products compete. In some cases, we aggressively discount our products in order to obtain reimbursement coverage, and we may not be successful in any efforts we take to mitigate the effect of a decline in average selling prices for our products. Declines in our average selling prices also reduce our gross margins.

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
Our strategic partner, Schering-Plough, may not successfully develop or commercialize Zegerid branded immediate-release omeprazole products for the OTC market.
     In October 2006, we entered into our OTC license agreement with Schering-Plough, pursuant to which we have granted rights under an exclusive license to certain patents, trademarks and other intellectual property to Schering-Plough to develop, manufacture, market and sell Zegerid branded immediate-release omeprazole products for the OTC market in the United States and Canada. The terms of the license agreement are subject to review under the Hart-Scott-Rodino Antitrust Improvements Act, or HSR, and the termination or expiration of the applicable HSR waiting period.
     Since we will depend on Schering-Plough to develop and later sell Zegerid branded OTC products, we will have limited control over the development and commercialization of these products. For example, Schering-Plough may not develop Zegerid branded OTC products as fast or generate as large an OTC market as we would like or as the market may expect. The OTC license agreement may be terminated by either party if the other party is in material breach of its material obligations under the agreement and has not cured the breach within 30 days notice, provided that the cure period for late payments is 15 days, and provided further that all alleged breaches are subject to dispute resolution provisions set forth in the agreement. In addition, Schering-Plough may terminate the agreement in its entirety on 180 days prior written notice to us at any time after submitting its first new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for a licensed product or if Schering-Plough does not receive marketing approval in the U.S. for a licensed product before a specified date. If the commercial launch of Zegerid branded OTC products is not successful, it could have a negative impact on physician and patient impressions of our prescription products. Even if the commercial launch of Zegerid branded OTC products is successful, we will only receive specified milestone payments and royalties on net sales, and will not enjoy the same financial rewards had we developed and launched the Zegerid branded OTC products ourselves. Furthermore, the availability of Zegerid branded OTC products could lead to decreased demand for our prescription products. If Schering-Plough’s OTC development efforts are not successful, or the availability of Zegerid branded OTC products harms our prescription business, our ability to generate sufficient revenues to sustain and grow our business and attain profitability will be adversely affected.
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

     In addition, many of our competitors, either alone or together with their collaborative partners, may have significantly greater experience in:
•	developing drugs, including prescription and OTC drugs;

•	undertaking preclinical testing and human clinical trials;

•	formulating and manufacturing drugs;

•	obtaining FDA and other regulatory approvals of drugs; and

•	launching, marketing, distributing and selling drugs.
     As a result, they may have a greater ability to undertake more extensive research and development, manufacturing, marketing and other programs. Many of these companies may succeed in developing products earlier than we do, completing the regulatory process and showing safety and efficacy of products more rapidly than we do or developing products that are more effective than our products. Additionally, many of our competitors have greater resources to conduct clinical studies differentiating their products, as compared to our limited resources. Further, the products they develop may be based on new and different technology that may involve faster mechanisms of action than our products or exhibit other benefits relative to our products.
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
     Many of the currently marketed competitive products are available as generic products. For example, there are several generic delayed-release omeprazole products currently available in 10 mg and 20 mg dose strengths in the U.S. market, and we anticipate that over time additional generic delayed-release omeprazole products, including 40 mg dose strengths, as well as other generic delayed-release PPIs, will enter the market. In addition, with the introduction of Prilosec OTC, delayed-release omeprazole is available in a 20 mg dose as an OTC product. We anticipate that generic OTC delayed-release omeprazole products, as well as other OTC delayed-release PPI products, will also enter the market. The existence of generic and OTC delayed-release PPI products could make it more difficult for branded prescription PPI products, including our Zegerid products, to gain or maintain market share and could cause prices for PPIs to drop, each of which could adversely affect our business. Moreover, the current availability of generic and OTC delayed-release omeprazole products may have an additional impact on demand and pricing for our current and future immediate-release products because our products also utilize omeprazole as an active ingredient.
We are seeking to expand our sales and marketing capabilities and we and our contract sales provider, inVentiv, will need to hire and retain qualified sales and marketing personnel and collaborate successfully with our co-promotion partner, Otsuka America, to successfully commercialize our Zegerid products and any other products that we develop, acquire or license.
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
     In addition, we entered into a non-exclusive agreement with Otsuka America in October 2004, which was subsequently amended in January 2006, under which Otsuka America currently co-promotes Zegerid Powder for Oral Suspension and Zegerid Capsules to targeted U.S. physicians. We and Otsuka America each have the right to terminate the agreement effective at any time following June 30, 2007 by providing at least 120 days prior written notice, as well as other more limited termination rights. While our agreement with Otsuka America requires its sales representatives to promote our products in a minimum number of first position sales calls to target physicians, we cannot be sure that Otsuka America’s efforts will be successful.
     Recently, in November 2006, we entered into an agreement with inVentiv, a commercialization services organization, under which inVentiv has agreed to provide approximately 140 contract sales representatives to promote our Zegerid products in the U.S. Although this new contract sales force is expected to be in place and trained during the first quarter of 2007, we cannot be certain that inVentiv will be able to timely recruit a sufficient number of qualified sales representatives. Our contract sales agreement with inVentiv will cause us to incur significant costs, and we cannot be sure that the efforts of the contract sales force will be successful or that our existing sales force, together with any efforts made by Otsuka America and the contract sales force to promote our products, will generate sufficient awareness or demand for our products. If we determine that the contract sales force is not successful and we decide to terminate our agreement with inVentiv, we will incur termination fees if we elect to terminate the agreement prior to its one-year anniversary.
     Any revenues we receive from sales of our products generated by Otsuka America, the contract sales force or any other third parties will depend upon the efforts of those other parties, which in many instances will not be within our control. If we are unable to maintain our co-promotion agreement with Otsuka America, to maintain our contract sales agreement with inVentiv or to effectively establish alternative arrangements to market our products more broadly than we can through our internal sales force, our business could be adversely affected. In addition, despite our arrangements with Otsuka America and inVentiv to expand efforts to promote our products, we still will not be able to cover all of the PPI prescribing physicians at the same level of reach and frequency as our competitors with branded PPI products and ultimately may need to further expand our selling efforts.

We depend on a limited number of wholesaler customers for retail distribution of our products, and if we lose any of our significant wholesaler customers, our business could be harmed.
     Our wholesaler customers include some of the nation’s leading wholesale pharmaceutical distributors, such as Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, and major drug chains. Sales to Cardinal, McKesson and AmerisourceBergen accounted for 19%, 17% and 9%, respectively, of our annual revenues during 2005 and 35%, 32% and 15%, respectively, of our revenues for the nine months ended September 30, 2006. The loss of any of these wholesaler customers’ accounts or a material reduction in their purchases could harm our business, financial condition or results of operations. In addition, we may face pricing pressure from our wholesaler customers.
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
     We have limited control over our third-party manufacturers, including with respect to regulatory compliance and quality assurance matters. Any delay or interruption of supply related to a third-party manufacturers’ failure to comply with regulatory or other requirements would limit our ability to make sales of our products. Any manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims. With respect to any future products under development, if the FDA finds significant issues with any of our manufacturers during the pre-approval inspection process, the approval of those products could be delayed while the manufacturer addresses the FDA’s concerns, or we may be required to identify and obtain the FDA’s approval of a new supplier. This could result in significant delays before manufacturing of our products can begin, which in turn would delay commercialization of our products. In addition, the importation of pharmaceutical products into the U.S. is subject to regulation by the FDA, and the FDA can refuse to allow an imported product into the U.S. if it is not satisfied that the product complies with applicable laws or regulations.
     We rely on a single third-party manufacturer located outside of the U.S., Patheon Inc., for the supply of Zegerid Powder for Oral Suspension, and we are obligated under our supply agreement to purchase a significant portion of our requirements of this product from Patheon. In addition, we rely on OSG Norwich Pharmaceuticals, Inc., located in New York, as the current sole third-party manufacturer of Zegerid Capsules. We also currently rely on a single third-party supplier located outside of the U.S., Union Quimico Farmaceutica, S.A., or Uquifa, for the supply of omeprazole, which is an active pharmaceutical ingredient in each of our current products. We are obligated under our supply agreement with Uquifa to purchase all of our requirements of omeprazole from this supplier. We also currently have only two approved suppliers for sodium bicarbonate, which is a component in our powder for oral suspension and capsule products, and we rely on our third-party manufacturers to purchase the sodium bicarbonate. Additionally, we rely on single suppliers for certain excipients in our powder for oral suspension and capsule products. Any significant problem that our sole source suppliers experience could result in a delay or interruption in the supply to us until the supplier cures the problem or until we locate an alternative source of supply. In addition, because our sole source suppliers provide manufacturing services to a number of other pharmaceutical companies, our suppliers may experience capacity constraints or choose to prioritize one or more of their other customers over us.

     Although alternative sources of supply exist, the number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture the finished forms of our pharmaceutical products or the active omeprazole and antacid pharmaceutical ingredients in our products on a commercial scale is limited, and it would take a significant amount of time to arrange for alternative manufacturers. Any new supplier of products or active pharmaceutical ingredients would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing such products or ingredients. The FDA may require us to conduct additional clinical trials, collect stability data and provide additional information concerning any new supplier before we could distribute products from that supplier. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new supplier to bear significant additional costs which may be passed on to us.
     In addition, we have not entered into commercial supply agreements for our chewable tablet product and may not be able to establish or maintain commercial manufacturing arrangements for that product on commercially reasonable terms. We are currently focusing our near-term resources on the commercialization of Zegerid Capsules and Zegerid Powder for Oral Suspension and do not currently anticipate launching the chewable tablet product during the next 12 months.
Our resources are currently dedicated to our Zegerid family of products, and we may be unable to expand our product portfolio or integrate new products successfully.
     Our product development, clinical research and commercialization activities are currently dedicated to developing our Zegerid family of products. Because each of our prescription products and any Zegerid branded OTC products developed by Schering-Plough are or will be derived from the same technology licensed from the University of Missouri, each product is vulnerable to substantially the same risks stemming from potential patent invalidity, misappropriation of intellectual property by third parties, reliance upon a third-party for patent prosecution and maintenance and unexpected early termination of our license agreement. Our ability to successfully commercialize our products could also be jeopardized by the emergence of a single competitive product that exhibits greater efficacy, more rapid onset of action or other benefits relative to our products.
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
     Zegerid Capsules and Zegerid Powder for Oral Suspension and any other products that we may market in the future will continue to be subject to extensive regulation. These regulations impact many aspects of our operations, including the manufacture, labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion and record keeping related to the products. The FDA also frequently requires post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products. For example, in connection with the approval of our NDAs for Zegerid Powder for Oral Suspension, we committed to commence clinical studies to evaluate the product in pediatric populations in 2005. We have not yet commenced any of the studies and would need to finalize study designs, including receiving FDA input on one of the proposed study designs, engage clinical research organizations and undertake other related activities prior to doing so. In addition, the subsequent discovery of previously unknown problems with the product may result in restrictions on the product, including withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, disgorgement of money, operating restrictions and criminal prosecution.
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
     Our business exposes us to potential liability risks that may arise from the clinical testing of our products and the manufacture and sale of Zegerid Capsules, Zegerid Powder for Oral Suspension and any other products we ultimately commercialize. These risks exist even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA. Any product liability claim or series of claims brought against us could significantly harm our business by, among other things, reducing demand for our products, injuring our reputation and creating significant adverse media attention and costly litigation. Plaintiffs have received substantial damage awards in some jurisdictions against pharmaceutical companies based upon claims for injuries allegedly caused by the use of their products. Any judgment against us that is in excess of our insurance policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Although we have product and clinical trials liability insurance with a coverage limit of $15.0 million, this coverage may prove to be inadequate. Furthermore, we cannot be certain that our current insurance coverage will continue to be available for our commercial or clinical trial activities on reasonable terms, if at all. Further, we may not have sufficient capital resources to pay a judgment, in which case our creditors could levy against our assets, including our intellectual property.
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
     We are a small company and, as of September 30, 2006, had approximately 325 employees. Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical, manufacturing, product development, business development and sales and marketing personnel. We, as well as inVentiv, our contract sales provider, may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, if we are unable to generate increased market demand for our Zegerid products, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results.
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
     The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve profitability. We have been engaged in developing and commercializing drugs and have consistently generated operating losses since our inception in December 1996. Our commercial activities and continued product development and clinical activities will require significant expenditures. For the nine months ended September 30, 2006, we had recognized only approximately $26.6 million in net sales of our products, and, as of September 30, 2006, we had an accumulated deficit of approximately $252.3 million. We expect to continue to incur additional operating losses and capital expenditures as we support the continued marketing of Zegerid Capsules and Zegerid Powder for Oral Suspension, and continue our product development and clinical research programs.
We will need to raise additional funds to continue our operations and we may be unable to raise capital when needed.
     We believe that our current cash, cash equivalents and short-term investments, including the $10.0 million from our draw down under the CEFF with Kingsbridge in October 2006, will be sufficient to fund our operations for at least the next 12 months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed before that time. In the next 12 months and until we can generate significant cash from our operations, we likely will finance future cash needs through the sale of equity securities, strategic collaboration agreements and/or debt financing, under our established arrangements and/or under new arrangements.
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
     In February 2006, we entered into the CEFF which may entitle us to sell and obligate Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. We filed a resale shelf registration statement on Form S-3 with the Securities and Exchange Commission to facilitate Kingsbridge’s public resale of shares of our common stock which it may acquire from us from time to time in connection with our draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that we issued to Kingsbridge in connection with the CEFF. The resale shelf registration statement was declared effective in February 2006. We have completed four draw downs under the CEFF: in March 2006, we issued 1,318,201 shares to Kingsbridge in exchange for gross proceeds of $7.8 million; in June 2006, we issued 1,406,668 shares to Kingsbridge in exchange for gross proceeds of $8.8 million; in September 2006, we issued 1,371,684 shares to Kingsbridge in exchange for gross proceeds of $9.9 million; and in October 2006, we issued 1,305,234 shares to Kingsbridge in exchange for gross proceeds of $10.0 million. Accordingly, the remaining commitment of Kingsbridge under the CEFF for the potential purchase of our common stock is equal to the lesser of $38.5 million in cash consideration or 3,451,378 shares (which shares would be priced at a discount ranging from 6% to 10% of the average market price during any future draw down), subject to certain conditions and restrictions.
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
     In July 2006, we entered into our Loan Agreement with Comerica, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $20.0 million. As of November 7, 2006, the date of this report, we have not borrowed any amounts under the Loan Agreement. Our ability to borrow amounts under the Loan Agreement depends upon a number of conditions and restrictions, and we cannot be certain that we will satisfy all borrowing conditions at a time when we desire to borrow amounts under the Loan Agreement. For example, we have made comprehensive representations and warranties to Comerica as our lender, and all of these representations and warranties generally must be true and correct at the time of any proposed borrowing. Furthermore, we are subject to a number of affirmative and negative covenants, each of which must be satisfied at the time of any proposed borrowing. If we have not satisfied these various conditions, or an event of default otherwise has occurred, we may be unable to borrow amounts under the Loan Agreement, and may be required to repay any amounts previously borrowed.
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
     Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the commercial success of, and demand for, Zegerid Capsules and Zegerid Powder for Oral Suspension, as well as any other products we may market in the future are uncertain and therefore our sales prospects are uncertain. The level of our revenues, if any, and results of operations at any given time will be based primarily on the following factors:
•	commercial success of Zegerid Capsules and Zegerid Powder for Oral Suspension and any OTC products which may be developed and commercialized by Schering-Plough under our OTC license agreement;

•	demand and pricing of products we may offer;

•	physician and patient acceptance of our products;

•	levels of third-party reimbursement for our products;

•	interruption in the manufacturing or distribution of our products;

•	our ability to maintain a productive sales force;

•	our ability to obtain regulatory approval for any future products we develop;

•	results of our clinical trials and safety and efficacy of our products;

•	timing of new product offerings, acquisitions, licenses or other significant events by us, Schering-Plough or our competitors;

•	legislative changes affecting the products we may offer or those of our competitors; and

•	the effect of competing technological and market developments.
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
     The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. We have completed four draw downs under the CEFF: in March 2006, we issued 1,318,201 shares to Kingsbridge in exchange for gross proceeds of $7.8 million; in June 2006, we issued 1,406,668 shares to Kingsbridge in exchange for gross proceeds of $8.8 million; in September 2006, we issued 1,371,684 shares to Kingsbridge in exchange for gross proceeds of $9.9 million; and in October 2006, we issued 1,305,234 shares to Kingsbridge in exchange for gross proceeds of $10.0 million.
     Kingsbridge will not be obligated to purchase additional shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; the continued effectiveness of the shelf registration statement; and the continued listing of our stock on the Nasdaq Global Market. In addition, Kingsbridge is permitted to terminate the CEFF if it determines that a material and adverse event has occurred affecting our business, operations, properties or financial condition and if such condition continues for a period of 10 days from the date Kingsbridge provides us notice of such material and adverse event. Moreover, our ability to fully utilize the CEFF as a source of future financings may be limited by the remaining maximum number of 3,451,378 shares issuable under the CEFF consistent with Nasdaq Global Market listing requirements. If we are unable to access funds through the CEFF, or if the CEFF is terminated by Kingsbridge, we may be unable to access capital on favorable terms or at all.
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
     We were incorporated in December 1996 and have only been conducting operations with respect to our Zegerid family of products since January 2001. We commercially launched our first product in October 2004. Our operations to date have involved organizing and staffing our company, acquiring, developing and securing our technology, undertaking product development and clinical trials for our products and commercially launching Zegerid Powder for Oral Suspension and Zegerid Capsules. We have limited experience selling and marketing our products, and we have not yet demonstrated an ability to achieve profitability with our products. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing products.
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
     On September 27, 2006, we received notice of the publication of grant of a European patent application, which has claims relating to pharmaceutical compositions in the form of a non-enteric coated tablet and comprising PPIs and one or more buffers. This application is licensed to us under our license agreement with the University of Missouri. Under European law, third parties have the right to oppose the grant of this patent for nine months from the publication of the notice of the grant. If opposed, we, in conjunction with the University of Missouri, will be required to defend the scope and/or validity of the published claims. It is not possible to predict whether an opposition will be filed or whether we and the University of Missouri would successfully maintain the scope and validity of the claims of this patent in defending an opposition. If an opposition is filed and the published claims are ultimately narrowed or held invalid, the extent of the patent coverage in the European Union, or EU, could be impaired.
     On August 2, 2006, an Indian company filed a pre-grant opposition to a pending Indian patent application that is licensed to us under our license agreement with the University of Missouri. If we, in connection with the University of Missouri, do not successfully defend the patent application against the pre-grant opposition, we may not be able to obtain patent coverage for one or more of our Zegerid products in India.
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
     Trademarks. Our trademarks will be important to our success and competitive position. We have received U.S. and EU, trademark registration for our corporate name, Santarus®. We also have received trademark registration in the U.S., Canada and Japan and have applied for trademark registration in the EU for our brand name, Zegerid®, and have applied for trademark registration for various other names and logos. The EU trademark application for our brand name, Zegerid, is currently in an opposition proceeding. In addition, in Canada, we have received a notice of allowance for our Zegerid brand name, and we have until the end of 2007 to file a declaration of use or to request an extension. Any objections we receive from the PTO, foreign trademark authorities or third parties relating to our pending applications could require us to incur significant expense in defending the objections or establishing alternative names. There is no guarantee we will be able to secure any of our pending trademark applications with the PTO or comparable foreign authorities.
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
     If we or our third-party manufacturers or suppliers are unsuccessful in any challenge to our rights to manufacture, market and sell our products, we may be required to license the disputed rights, if the holder of those rights is willing, or to cease manufacturing and marketing the challenged products, or, if possible, to modify our products to avoid infringing upon those rights. If we or our third-party manufacturers or suppliers are unsuccessful in defending our rights, we could be liable for royalties on past sales or more significant damages, and we could be required to obtain and pay for licenses if we are to continue to manufacture and sell our products. These licenses may not be available and, if available, could require us to pay substantial upfront fees and future royalty payments. Any patent owner may seek preliminary injunctive relief in connection with an infringement claim, as well as a permanent injunction, and, if successful in the claim, may be entitled to lost profits from infringing sales, attorneys’ fees and interest and other amounts. Any damages could be increased if there is a finding of willful infringement. Even if we and our third-party manufacturers and suppliers are successful in defending an infringement claim, the expense, time delay and burden on management of litigation could have a material adverse effect on our business.
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
     Our common stock had not been publicly traded prior to our initial public offering, which was completed in April 2004, and an active trading market may not be sustained. We have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of specialty pharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. For example, during the year ended December 31, 2005, the trading prices for our common stock ranged from a high of $9.19 to a low of $2.80, and on September 29, 2006, the closing trading price for our common stock was $7.42.

     The trading price of our common stock may continue to fluctuate substantially as a result of one or more of the following factors:
•	announcements concerning our commercial progress and activities, product development programs, results of our clinical trials or status of our regulatory submissions;

•	the publication of prescription trend data concerning our products or competitive products;

•	regulatory developments and related announcements in the U.S., including announcements by the FDA, and foreign countries;

•	disputes or other developments concerning proprietary rights, including patents and trade secrets, litigation matters, and our ability to patent or otherwise protect our products and technologies;

•	conditions or trends in the pharmaceutical and biotechnology industries;

•	fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	changes in, or our failure to meet or exceed, investors’ and securities analysts’ expectations;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	actual or anticipated fluctuations in our or our competitors’ quarterly or annual operating results;

•	sales of large blocks of our common stock, including sales by Kingsbridge under the CEFF, our executive officers, directors or venture capital investors;

•	announcements concerning borrowings under the Loan Agreement, draw downs under the CEFF, takedowns under our existing universal shelf registration statement or other developments relating to the Loan Agreement, CEFF, universal shelf registration statement or our other financing activities;

•	our entering into licenses, strategic partnerships and similar arrangements, or the termination of such arrangements;

•	acquisition of products or businesses by us or our competitors;

•	announcements made by, or events affecting, our OTC collaborator, our co-promotion partner, our contract sales force provider, our suppliers or other third parties that provide services to us;

•	litigation and government inquiries; or

•	economic and political factors, including wars, terrorism and political unrest.
Our stock price could decline and our stockholders may suffer dilution in connection with future issuances of equity or debt securities.
     Although we believe that our current cash, cash equivalents and short-term investments, including the $10.0 million from our draw down under the CEFF with Kingsbridge in October 2006, will be sufficient to fund our operations for at least the next 12 months, until we can generate significant cash from our operations, we likely will pursue raising additional funds in the next 12 months to support the further commercialization of our Zegerid products. Accordingly, we may conduct substantial future offerings of equity or debt securities, which, in turn, could cause our stock price to decline.
     In February 2006, we entered into the CEFF which may entitle us to sell and obligate Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. In February 2006, the Securities and Exchange Commission declared effective a resale shelf registration statement to facilitate Kingsbridge’s public resale of shares of our common stock which it may acquire from us from time to time in connection with our draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that we issued to Kingsbridge in connection with the CEFF. We have completed four draw downs under the CEFF: in March 2006, we issued 1,318,201 shares to Kingsbridge in exchange for gross proceeds of $7.8 million; in June 2006, we issued 1,406,668 shares to Kingsbridge in exchange for gross proceeds of $8.8 million; in September 2006, we issued 1,371,684 shares to Kingsbridge in exchange for gross proceeds of $9.9 million; and in October 2006, we issued 1,305,234 shares to Kingsbridge in exchange for gross proceeds of $10.0 million.
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
     Our executive officers and directors and their affiliates together control approximately 5.5% of our outstanding common stock, as of September 30, 2006. As a result, these stockholders may collectively be able to influence matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.
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
     As previously disclosed in our Current Report on Form 8-K filed on February 3, 2006, we have entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Limited, pursuant to which Kingsbridge has committed to purchase, from time to time over a period of three years, newly-issued shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. In connection with the CEFF, we issued a warrant to Kingsbridge to purchase up to 365,000 shares of common stock at an exercise price of $8.2836 per share. The CEFF and the related warrant are described in more detail in Note 9 to the financial statements included with this report. We have completed four draw downs under the CEFF: in March 2006, we issued 1,318,201 shares to Kingsbridge in exchange for gross proceeds of $7.8 million; in June 2006, we issued 1,406,668 shares to Kingsbridge in exchange for gross proceeds of $8.8 million; in September 2006, we issued 1,371,684 shares to Kingsbridge in exchange for gross proceeds of $9.9 million; and in October 2006, we issued 1,305,234 shares to Kingsbridge in exchange for gross proceeds of $10.0 million. We are not obligated to sell any of the remaining up to $38.5 million of common stock available under the CEFF and there are no minimum commitments or minimum use penalties. We relied on the exemption from registration contained in Section 4(2) of the Securities Act, and Regulation D, Rule 506 thereunder, in connection with obtaining Kingsbridge’s commitment under the CEFF and for the issuance of the warrant in consideration of such commitment.
Issuer Purchases of Equity Securities
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

3.3(2)	Certificate of Designations for Series A Junior Participating Preferred Stock

4.1(2)	Form of Common Stock Certificate

Exhibit
Number	Description
4.2(3)	Amended and Restated Investors’ Rights Agreement, dated April 30, 2003, among us and the parties named therein

4.3(3)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated May 19, 2003, among us and the parties named therein

4.4(3)*	Stock Restriction and Registration Rights Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

4.5(3)	Form of Series C Preferred Stock Purchase Warrant

4.6(3)	Form of Common Stock Purchase Warrant

4.7(3)	Warrant to Purchase Shares of Common Stock, dated April 30, 2003, issued to Rockport Venture Securities, LLC

4.8(2)	Rights Agreement, dated as of November 12, 2004, between us and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Santarus, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

4.9(4)	First Amendment to Rights Agreement, dated as of April 19, 2006, between us and American Stock Transfer & Trust Company

4.10(5)	Warrant to Purchase Shares of Common Stock, dated February 3, 2006, issued by us to Kingsbridge Capital Limited

4.11(5)	Registration Rights Agreement, dated February 3, 2006, between us and Kingsbridge Capital Limited

10.1(6)	Loan and Security Agreement, dated as of July 28, 2006, by and between us and Comerica Bank

10.2(6)	LIBOR Addendum to Loan and Security Agreement, dated as of July 28, 2006, by and between us and Comerica Bank

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q of Santarus, Inc. for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 13, 2004.

(2)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on November 17, 2004.

(3)	Incorporated by reference to the Registration Statement on Form S-1 of Santarus, Inc. (Registration No. 333-111515), filed with the Securities and Exchange Commission on December 23, 2003, as amended.

(4)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on April 21, 2006.

(5)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on February 3, 2006.

(6)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on August 1, 2006.

*	Santarus, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which portions have been omitted and filed separately with the Securities and Exchange Commission.

†	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Santarus, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2006
/s/ Debra P. Crawford

Debra P. Crawford,
Senior Vice President and Chief
Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)