Form 10-K
period 2006-12-31
SANTARUS INC
filed 2007-03-06
CIK 1172480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 000-50651
SANTARUS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	33-0734433 (I.R.S. Employer Identification No.)
incorporation or organization)

10590 West Ocean Air Drive, Suite 200 San Diego, California	92130 (Zip Code)
(Address of Principal Executive Offices)
(858) 314-5700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.0001 per share	Nasdaq Global Market
Series A Junior Participating Preferred Stock Purchase Rights	Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act:
None
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $254.6 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market on June 30, 2006 of $6.65 per share.*
     The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 15, 2007 was 50,723,407.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year end December 31, 2006 are incorporated by reference into Part III of this report.
     *Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeded 10% of the registrant’s common stock outstanding at June 30, 2006. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

SANTARUS, INC.
FORM 10-K — ANNUAL REPORT
For the Year Ended December 31, 2006

i

PART I
Forward-Looking Statements
     Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance that are not historical facts are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to increase market demand for, and sales of, Zegerid® Capsules and Zegerid Powder for Oral Suspension and any other products that we or our strategic partners may market; our ability to maintain adequate levels of reimbursement from managed care organizations and other third party payors for our Zegerid products and any future products; our dependence on a number of third parties, such as Schering-Plough Healthcare Products, Inc., or Schering-Plough, under our over-the-counter, or OTC, license agreement, Otsuka America Pharmaceutical, Inc., or Otsuka America, under our co-promotion agreement and inVentiv Commercial Services, LLC, or inVentiv, under our service agreement; the scope and validity of patent protection for our products and our ability to commercialize our products without infringing the patent rights of others; unexpected adverse side effects or inadequate therapeutic efficacy of our products that could hinder commercialization or that could result in product recalls or product liability claims; competition from other pharmaceutical or biotechnology companies; other difficulties or delays relating to the development, testing, manufacturing and marketing of, and maintaining regulatory approvals for, our products; our ability to obtain additional financing as needed to support our operations; and other risks detailed below under Part I — Item 1A — Risk Factors.
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
     We have received U.S. and European Union, or EU, trademark registration for our corporate name, Santarus®. We also have received trademark registration in the U.S., Canada and Japan and have applied for trademark registration in the EU for our brand name, Zegerid®. All other trademarks, service marks or trade names appearing in this report are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners.

Item 1. Business
Overview
     We are a specialty pharmaceutical company focused on acquiring, developing and commercializing proprietary products that address the needs of patients treated by gastroenterologists or primary care physicians. The primary focus of our current efforts is the commercialization of proprietary immediate-release proton pump inhibitor, or PPI, products. PPI products are the most frequently prescribed drugs for the treatment of many upper gastrointestinal, or GI, diseases and disorders, including gastroesophageal reflux disease, or GERD.
     Our Zegerid® products are proprietary immediate-release formulations that combine omeprazole, a PPI, and one or more antacids. These products have been approved by the U.S. Food and Drug Administration, or FDA, to treat or reduce the risk of a variety of upper GI diseases and disorders and are currently marketed in capsule and powder for oral suspension dosage forms. According to IMS Health, an independent market research firm, the U.S. market for prescription PPI products had total sales of more than $13 billion during 2006, with capsule and swallowable tablet products accounting for more than 97% of the total sales. We believe our Zegerid products offer a differentiated treatment option for physicians and their patients and represent an attractive market opportunity.

Immediate-Release	Omeprazole
PPI Products	Dose	Indications	Status

Currently Marketed

Zegerid (omeprazole/sodium bicarbonate) Capsules	20 mg/40 mg	Heartburn/GERD, Erosive Esophagitis, Duodenal Ulcers, Gastric Ulcers	Launched in March 2006 (20 mg and 40 mg)

Zegerid (omeprazole/sodium bicarbonate) Powder for Oral Suspension	20 mg/40 mg	Heartburn/GERD, Erosive Esophagitis, Duodenal Ulcers, Gastric Ulcers, Reduction of Risk of Upper GI Bleeding in Critically Ill Patients	Launched in October 2004 (20 mg) and February 2005 (40 mg)

FDA Approved

Zegerid with Magnesium Hydroxide (omeprazole/sodium bicarbonate/magnesium hydroxide) Chewable Tablets	20 mg/40 mg	Heartburn/GERD, Erosive Esophagitis, Duodenal Ulcers, Gastric Ulcers	NDA approved in March 2006
     Our Zegerid products are the first immediate-release oral PPIs to be developed for the U.S. pharmaceutical market. The formulations are based on patented technology and utilize antacids, which raise the gastric pH and thus protect the PPI, omeprazole, from acid degradation in the stomach, allowing the omeprazole to be quickly absorbed into the bloodstream. Although other marketed oral PPIs enjoy widespread use due to their potent acid suppression, favorable safety profiles and once-a-day dosing, they are available only in delayed-release, enteric-coated formulations. While the enteric coatings protect delayed-release PPIs from acid degradation in the stomach, they also delay absorption until the delayed-release PPIs reach the alkaline environment of the small intestine, where the enteric coatings dissolve. Our immediate-release Zegerid products are designed to provide rapid release and continued nighttime and daytime acid control – the products are not enterically coated and are designed to be released and absorbed more rapidly, while providing a duration of acid control comparable to delayed-release PPIs.
     We received approval from the FDA to market Zegerid Capsules in February 2006 for the treatment of heartburn and other symptoms associated with GERD, treatment and maintenance of healing of erosive esophagitis and treatment of duodenal and gastric ulcers. We received approval from the FDA to market Zegerid Powder for Oral Suspension for these same indications in 2004. In addition, Zegerid Powder for Oral Suspension 40 mg is approved for the reduction of risk of upper GI bleeding in critically ill patients, and is currently the only PPI product approved for this indication. We commercially launched Zegerid Capsules 20 mg and 40 mg in late March 2006, and launched Zegerid Powder for Oral Suspension 20 mg in October 2004 and 40 mg in February 2005.
     We have also developed an immediate-release omeprazole product in a chewable tablet formulation and received approval from the FDA to market the chewable tablet product in March 2006. Given our current near-term focus on commercializing Zegerid Capsules and Zegerid Powder for Oral Suspension, we have not commercially launched the chewable tablet product and do not currently anticipate launching the product during the next 12 months.
     As a result of a recent expansion of our commercial presence, Zegerid Capsules and Zegerid Powder for Oral Suspension are now supported by more than 500 field sales representatives who promote our Zegerid products in the primary detail position. The field sales representatives include approximately 210 Santarus representatives and 170 representatives under our existing co-promotion agreement with Otsuka America. In addition, the field sales representatives include approximately 140 inVentiv contract sales representatives under a services agreement that we announced in November 2006. In addition, we utilize field-based district sales managers and regional sales directors to oversee the activities of our field sales representatives and national and regional account managers to work with managed care organizations to obtain formulary and reimbursement coverage for our products. Additionally, we use a variety of marketing programs to promote our products, including promotional materials, speaker programs, journal advertising, industry publications, electronic media and product sampling.
     Our commercial organization is targeting the highest PPI-prescribing physicians in the U.S., with a focus on approximately 26,000 office-based gastroenterologists and primary care physicians, who we estimate were responsible for writing approximately one-third of the value of PPI prescriptions written in 2006. We believe our concentration on high-volume PPI prescribers will enable us to effectively promote our products with a focused sales and marketing organization.
     In addition to our efforts related to our Zegerid prescription products, in October 2006 we licensed exclusive rights to Schering-Plough under our patented PPI technology to develop, manufacture and sell OTC products in the lower dosage strength of 20 mg of omeprazole in the U.S. and Canada. Under the license agreement, we received a $15.0 million upfront license fee and may receive up to an additional $65.0 million in milestone payments upon the achievement of specified regulatory and sales milestones, as well as royalties on net sales of any licensed products sold by Schering-Plough.
     Our business strategy is focused on maximizing sales of our Zegerid brand products and the overall value of our immediate-release PPI technology, enhancing our product portfolio and continuing our growth as a specialty pharmaceutical company. Key elements of our business strategy include the following:
•	continuing our primary focus on increasing market demand for, and sales of, our Zegerid brand prescription products in the U.S. pharmaceutical market, as well as seeking to maximize the overall value of our patented PPI technology through our OTC license with Schering-Plough and additional strategic relationships;

•	further leveraging our existing commercial capabilities through in-licensing or co-promotion arrangements for marketed or approved products that we believe will be attractive to our targeted physicians and the patients they serve; and

•	pursuing the development of acquired or internally developed proprietary products to further enhance our product portfolio.
Upper Gastrointestinal Diseases and Disorders and Limitations of Current Treatments
     Gastrointestinal diseases and disorders affect the digestive tract with varying degrees of severity. Upper GI diseases and disorders, such as heartburn, GERD, erosive esophagitis and upper GI bleeding, are generally caused by or aggravated by acid secretion in the stomach or gastric acid that refluxes into the esophagus. Prolonged exposure to excess acid may result in ulcers or other serious damage to the tissue of the esophagus, stomach or small intestine.

     Heartburn and Gastroesophageal Reflux Disease (GERD). Heartburn is pain or a burning sensation in the throat or chest area resulting from the reflux of acid from the stomach into the swallowing tube, or esophagus. An individual consistently experiencing heartburn at least twice per week is generally diagnosed as having GERD. According to the National Heartburn Alliance, an estimated 54 million American adults experience heartburn two or more days per week. A significant number of children also suffer from GERD, and studies have indicated that as many as 2% to 8% of infants and older children experience symptoms related to GERD. In addition, GERD symptoms frequently occur during the nighttime hours, and it is estimated that nearly 80% of frequent heartburn sufferers experience symptoms at night.
     Physicians have many choices in treating GERD. A physician will usually first attempt to have patients alter their diet in order to reduce the frequency of heartburn symptoms. However, most patients with GERD will eventually require treatment with drugs, and some may require surgery. Antacids were introduced in the early 1900s and are still a frequent OTC treatment option. Although antacids work quickly, they neutralize acid in the esophagus and stomach only for approximately 30 minutes to one hour after dosing and so generally provide only short-term relief.
     Introduced in the 1970s, H2-receptor antagonists are compounds that reduce the production of stomach acid resulting from stimulation of histamine receptors. In 2000, antacids were combined with H2-receptor antagonists for OTC treatment of heartburn. However, because the histamine receptors are only one of three potential sources of acid stimulation, H2-receptor antagonists generally provide only a partial reduction of acid production. In addition, H2-receptor antagonists generally work for a shorter period of time than PPIs.
     PPIs were introduced in the late 1980s and are currently the most common prescription treatment option for many upper GI diseases, including GERD. PPIs are compounds which reduce the production of stomach acid. When a PPI is absorbed into the bloodstream, it irreversibly binds to the active acid-producing proton pumps in parietal cells located in the stomach walls and inhibits acid production. Once a PPI irreversibly binds to a proton pump, that pump will no longer produce acid. As a result, PPIs are more effective in reducing acid production as compared with H2-receptor antagonists and generally need only to be taken once a day. Because new proton pumps and parietal cells are generated continuously, however, dosing with PPIs generally needs to be repeated once daily if continuous acid suppression is desired.
     Since PPIs rapidly degrade in the presence of stomach acid, current oral PPI products, other than Zegerid, have enteric coatings to protect them from acid degradation. The enteric coating is designed to remain intact in the highly acidic stomach. Once the stomach empties its contents into the alkaline environment of the small intestine, the enteric coating begins to dissolve, allowing the PPI to be absorbed into the bloodstream. This results in a delay in the absorption of the PPI, until the enteric-coated PPI reaches the alkaline environment of the small intestine and is absorbed.
     Erosive Esophagitis. Erosive esophagitis is characterized by erosions and ulcers from the repeated exposure of the esophagus to acid. It is estimated that as many as 30% of GERD patients, or approximately 16 million patients, have erosive esophagitis in the U.S. Erosive esophagitis may or may not be accompanied by heartburn, and is typically diagnosed by a gastroenterologist through a procedure known as an endoscopy. An eight-week course of therapy with PPIs will generally be effective in healing erosions associated with erosive esophagitis. Surgery may be required if the esophagus becomes extremely damaged.
     Gastric and Duodenal Ulcers. Gastric and duodenal ulcers are ulcers or erosions in the stomach or duodenum, respectively. These ulcers may be caused by a combination of gastric acid and bacterial infection or may result from the use of other medications such as nonsteroidal anti-inflammatory drugs. It is estimated that there are approximately 14 million patients who suffer from gastric and duodenal ulcers in the U.S. Most patients with these ulcers are referred to a gastroenterologist who will perform an endoscopy to determine the extent and severity of the ulcers. Based on the assessment, the gastroenterologist will prescribe a course of treatment, usually a PPI, to be taken daily for up to eight weeks and an antibiotic, if appropriate.
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
Our Products
Zegerid Product Differentiation
     Our Zegerid brand products are proprietary immediate-release formulations that combine omeprazole, a PPI, and one or more antacids. These products are intended to treat or reduce the risk of a variety of upper GI diseases and disorders, including heartburn and other symptoms associated with GERD, erosive esophagitis, upper GI bleeding and gastric and duodenal ulcers, and have been developed in capsule, powder for oral suspension and chewable tablet dosage forms.
     PPIs enjoy widespread use due to their potent acid suppression, favorable safety profiles and once-a-day dosing. However, all currently marketed PPIs, other than Zegerid, are available for oral use only in delayed-release, enteric-coated formulations. While the enteric coatings protect delayed-release PPIs from acid degradation in the stomach, they also delay absorption until the delayed-release PPIs reach the alkaline environment of the small intestine, where the enteric coatings dissolve. Our immediate-release Zegerid products are designed to provide rapid release and continued nighttime and daytime acid control – the products are not enterically coated and are designed to be released and absorbed more rapidly, while providing a duration of acid control comparable to delayed-release PPIs.
     We have developed our Zegerid family of products to provide the following distinct features:
•	Immediate Release — Our Zegerid products utilize one or more antacids, instead of delayed-release, enteric coatings, to protect the omeprazole from acid degradation, providing for rapid absorption of the omeprazole into the bloodstream. The antacids neutralize gastric acid, protect the omeprazole from acid degradation and enable rapid absorption of the omeprazole, which, in turn, allows the omeprazole to begin to inhibit acid production. For example, in our pivotal pharmacokinetic/pharmacodynamic, or PK/PD, clinical trials evaluating Zegerid Capsules and Zegerid Powder for Oral Suspension, maximal plasma levels of omeprazole were attained in approximately 30 minutes, as compared with 1.5 hours or longer to reach peak plasma levels for delayed-release PPI products in the same trials.

•	Duration of Acid Control — Our Zegerid products are designed to provide a duration of acid control similar to delayed-release PPIs and, thus, allow for once-a-day dosing. For example, in our pivotal PK/PD clinical trials evaluating Zegerid Capsules and Zegerid Powder for Oral Suspension, both 20 mg and 40 mg strengths, those products maintained a median gastric pH above 4 ranging from 12.2 to 18.6 hours per day, depending on the dosage strength and formulation, after repeated once-daily dosing. This duration of acid control is comparable to the data available for the delayed-release PPIs.

•	Nocturnal Acid Control — Zegerid Powder for Oral Suspension has demonstrated effective acid control during the night when dosed at bedtime. For example, in a clinical trial evaluating Zegerid Powder for Oral Suspension and delayed-release PPI brands, Nexium® and Prevacid®, significantly fewer patients treated with Zegerid experienced nocturnal acid breakthrough than when treated with the comparator drugs. Nocturnal acid breakthrough, or NAB, was defined as gastric pH less than 4 for more than one continuous hour during once-daily PPI therapy between 10:00 pm and 6:00 am.

•	Variety of Formulations — Our Zegerid products are currently marketed in capsule and powder for oral suspension dosage forms, and we have also received FDA approval to market a chewable tablet formulation. In addition to providing alternative formulations for use in the general adult population, one or more of our formulations may address the needs of specific patient populations such as pediatric, elderly and hospitalized patients.

•	Potential for Expanded Indications — We may pursue expanded indications and uses for our products based on their specific features and benefits. For example, following completion of a pivotal Phase III clinical trial, Zegerid Powder for Oral Suspension was approved for reduction of risk of upper GI bleeding in critically ill patients. There is currently no other PPI product approved for this indication.

Zegerid Product Family
     Zegerid (omeprazole/sodium bicarbonate) Capsules
     Our Zegerid Capsules product is an immediate-release formulation that contains omeprazole and sodium bicarbonate in a capsule dosage form and is available in 20 mg/1100 mg and 40 mg/1100 mg dosage strengths. In February 2006, we received approval from the FDA to market Zegerid Capsules for the treatment of heartburn and other symptoms associated with GERD, short-term treatment (4-8 weeks) of erosive esophagitis which has been diagnosed by endoscopy, maintenance of healing of erosive esophagitis, short-term treatment of active duodenal ulcers, and short-term treatment (4-8 weeks) of active benign gastric ulcers. Zegerid Capsules utilize sodium bicarbonate, an antacid, instead of an enteric coating to protect the omeprazole from acid degradation. When the capsule is swallowed, the antacid neutralizes acid in the stomach, protects the omeprazole from degradation and allows for rapid absorption of the omeprazole into the bloodstream, reaching maximal plasma levels in approximately 30 minutes. We believe the capsule product provides a convenient and familiar dosage alternative for many patients.
     To support our new drug application, or NDA, submission for this product, we completed two pivotal PK/PD clinical trials in 2004, which evaluated both the 20 mg and 40 mg dosage strengths of Zegerid Capsules. The primary objective of the trials was to evaluate whether the immediate-release Zegerid Capsules were pharmacokinetically equivalent to delayed-release omeprazole capsules with respect to total systemic bioavailability (as measured by area under the curve, or AUC) on Day 7. The trials also assessed whether Zegerid Capsules and the delayed-release omeprazole capsules had comparable ability to suppress gastric acidity over 24 hours. The trial results demonstrated that Zegerid Capsules and the delayed-release omeprazole capsules were statistically equivalent with respect to AUC and percent decrease from baseline for integrated gastric acidity on Day 7.
     As a result of its immediate-release profile, the maximum plasma concentration (Cmax) was greater and the time to maximum plasma concentration (Tmax) was shorter on Day 7 for Zegerid Capsules than for the delayed-release omeprazole capsules. While achieving more rapid absorption of omeprazole, Zegerid Capsules also maintained a comparable duration of effect on reducing the concentration of acid in the stomach as compared to delayed-release omeprazole.
     We may conduct additional clinical trials designed to further differentiate our capsule product from the currently marketed delayed-release PPIs or otherwise expand its future use.
     Zegerid (omeprazole/sodium bicarbonate) Powder for Oral Suspension
     Our Zegerid Powder for Oral Suspension product is an immediate-release formulation that contains omeprazole and sodium bicarbonate in a powder for oral suspension dosage form and is available in 20 mg/1680 mg and 40 mg/1680 mg dosage strengths. In 2004, we received approval from the FDA to market Zegerid Powder for Oral Suspension for the treatment of heartburn and other symptoms associated with GERD, short-term treatment (4-8 weeks) of erosive esophagitis which has been diagnosed by endoscopy, maintenance of healing of erosive esophagitis, short-term treatment of active duodenal ulcers, short-term treatment (4-8 weeks) of active benign gastric ulcers and the reduction of risk of upper GI bleeding in critically ill patients.
     Similarly to Zegerid Capsules, Zegerid Powder for Oral Suspension utilizes sodium bicarbonate, an antacid, instead of an enteric coating to protect the omeprazole from acid degradation and enable rapid absorption of the omeprazole into the bloodstream. When constituted with one to two tablespoons of water to form a uniform suspension and then administered, the antacid neutralizes acid in the stomach, protects the omeprazole from degradation and allows for rapid absorption of the omeprazole into the bloodstream, reaching maximal plasma levels in approximately 30 minutes. In addition to use in the general adult population, our suspension formulation, which is administered in a liquid, titratable dosage form, is designed to be easily administered to critically ill patients via a nasogastric tube and may also be appropriate for patients who have difficulty swallowing a capsule or a tablet.

     To support our NDA submission for this product, we completed two pivotal PK/PD clinical trials in 2002, which evaluated both the 20 mg and 40 mg dosage strengths of Zegerid Powder for Oral Suspension and which were similar in design and outcome to the pivotal PK/PD trials conducted for Zegerid Capsules.
     Also in support of our NDA submission, in 2003 we completed a multi-center Phase III clinical trial evaluating the 40 mg dosage strength of Zegerid Powder for Oral Suspension for the reduction of risk of upper GI bleeding in critically ill patients. Critically ill patients who have experienced trauma are generally at higher risk for developing significant bleeding from ulcers or erosions, and many physicians choose to prophylactically treat these patients with an acid reducing medication. Given the serious condition of the patient population, the blinded clinical trial compared Zegerid Powder for Oral Suspension, administered through a nasogastric tube, with intravenous, or IV, cimetidine, a H2-receptor antagonist, rather than a placebo. At the time of the trial, IV cimetidine was the only drug approved by the FDA for the studied indication.
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
     We have also conducted two clinical trials evaluating the effects of Zegerid Powder for Oral Suspension on nighttime acid control. In 2005, we announced results from a clinical trial evaluating the effects of Zegerid Powder for Oral Suspension and Protonix® delayed-release pantoprazole tablets on nocturnal gastric acidity. In this trial, after repeated once-daily dosing, Zegerid Powder for Oral Suspension produced significantly better control of nocturnal gastric acid than Protonix. The patients receiving Zegerid had a median gastric pH of 4.7, as compared to a median gastric pH of 2.0 for the patients receiving Protonix (p<0.001), and the percent time that gastric pH was greater than 4 was higher for patients receiving Zegerid than for patients receiving Protonix (55% as compared to 27%, p<0.001). In addition, the percentage of patients experiencing nocturnal acid breakthrough, or NAB (defined as pH less than 4 for more than 1 hour during the night) was lower for patients receiving Zegerid than for patients receiving Protonix (53% as compared to 78%, p=0.005).
     In 2006, we announced results of a clinical trial evaluating the effects of Zegerid Powder for Oral Suspension and delayed-release PPI brands, Nexium® and Prevacid®, on control of nocturnal gastric acidity. In this trial, significantly fewer patients experienced nocturnal acid breakthrough when treated with Zegerid at bedtime than when treated at bedtime with the comparator drugs. Only 61% of the patients experienced NAB while treated with Zegerid, as compared to 92% of the patients treated with Nexium and 92% of the patients treated with Prevacid (p<0.001 for both comparisons). This means that 50% more patients experienced NAB with either Nexium or Prevacid than with Zegerid. In addition, bedtime administration of Zegerid produced a rapid rise in gastric pH that was not observed with either delayed-release PPI. The results indicated that the median percentage of time that gastric pH was greater than 4 when evaluated for the first half of the night (10:00 pm to 2:00 am) was 52% for Zegerid, 30% for Nexium and 12% for Prevacid (p<0.001 for both comparisons).
     We may conduct additional clinical trials designed to further differentiate our powder for oral suspension product from the currently marketed delayed-release PPIs or otherwise expand its use.
     Zegerid with Magnesium Hydroxide (omeprazole/sodium bicarbonate/magnesium hydroxide) Chewable Tablets
     We have also developed our Zegerid with Magnesium Hydroxide Chewable Tablet product, which is an immediate-release formulation that contains omeprazole, sodium bicarbonate and magnesium hydroxide in a chewable tablet dosage form in 20 mg/600 mg/700 mg and 40 mg/600 mg/700 mg dosage strengths. We received approval from the FDA to market the chewable tablet product in March 2006 for the treatment of heartburn and other symptoms associated with GERD, short-term treatment (4-8 weeks) of erosive esophagitis which has been diagnosed by endoscopy, maintenance of healing of erosive esophagitis, short-term treatment of active duodenal ulcers and short-term treatment (4-8 weeks) of active benign gastric ulcers.

     Given our current near-term focus on commercializing Zegerid Capsules and Zegerid Powder for Oral Suspension, we have not commercially launched the chewable tablet product and do not currently anticipate launching the product during the next 12 months.
Strategy
     Our business strategy is focused on maximizing sales of our Zegerid brand prescription products and the overall value of our immediate-release PPI technology, enhancing our product portfolio and continuing our growth as a specialty pharmaceutical company. Our goal is to become a leading specialty pharmaceutical company that acquires, develops and commercializes proprietary products that address the needs of patients treated by gastroenterologists or primary care physicians. Key elements of our business strategy include the following:
•	Focus on Maximizing Sales of Our Zegerid Brand Prescription Products and the Overall Value of Our Immediate-Release PPI Technology. Our commercial resources are focused on increasing market demand for, and sales of, our Zegerid brand prescription products, and we plan to continue to explore additional strategic arrangements to maximize the overall value of these products and our immediate-release PPI technology. As a result of a recent expansion of our commercial presence, Zegerid Capsules and Zegerid Powder for Oral Suspension are now supported by more than 500 field sales representatives, which include our own representatives, as well as representatives under our co-promotion agreement with Otsuka America and our contract sales organization agreement with inVentiv. In addition to our efforts related to our Zegerid prescription products, we have licensed exclusive rights to Schering-Plough under our patented PPI technology to develop, manufacture and sell OTC products with the lower dosage strength of 20 mg of omeprazole in the U.S. and Canada. We will continue to evaluate additional strategies to expand the promotion of our Zegerid products in the U.S. Outside of the U.S., we intend to out-license development, distribution and marketing rights for our Zegerid products to one or more pharmaceutical companies with established commercialization capabilities outside the U.S. We believe that our Zegerid brand prescription products and our immediate-release PPI technology offer a differentiated treatment option for physicians and their patients and represent an attractive market opportunity.

•	Further Leverage our Existing Commercial Capabilities Through In-Licensing or Co-Promotion Arrangements for Marketed or Approved Products. We also plan to explore co-promotion or other in-licensing arrangements for marketed or approved products that we believe will be attractive to our targeted physicians and the patients they serve and which may be products in the GI or other relevant fields. To date, our commercial organization has been focused on promoting our Zegerid brand products. Although our Zegerid brand products will remain a primary focus, we believe that adding one or more marketed or approved products to our portfolio will further leverage our commercial capabilities. We also believe that the size, experience and qualifications of our commercial organization may make us an attractive strategic partner for companies looking to license co-promotion or marketing rights for their products.

•	Pursue the Development of Acquired or Internally Developed Proprietary Products to Further Enhance Our Product Portfolio. We also intend to further enhance our product portfolio by developing additional products that we either acquire or develop internally. We plan to concentrate our efforts on proprietary products that would be complementary to our existing products and that have commercial potential, as well as the potential for reduced development and regulatory risk. For our Zegerid products, which are immediate-release formulations of the PPI omeprazole, we received FDA approval of each of our four NDAs within the initial 10-month period under the policies of the Prescription Drug User Fee Act, or PDUFA. We believe that adding one or more proprietary development products to our product portfolio will contribute to the continued growth and value of our company over the longer term.
Sales and Marketing
     We have established a commercial sales organization that is targeting the highest PPI-prescribing physicians in the U.S., with a focus on approximately 26,000 office-based gastroenterologists and primary care physicians. We estimate that this group collectively wrote approximately one-third of the value of PPI prescriptions written in 2006. We believe our concentration on high-volume PPI prescribers will enable us to effectively promote our products with a focused sales and marketing organization.

     Following the launch of Zegerid Capsules, we recently expanded our commercial presence, with the primary goal of increasing the frequency of sales calls on our targeted physicians. As a result, Zegerid Capsules and Zegerid Powder for Oral Suspension are now supported by more than 500 field sales representatives who promote our Zegerid products in the primary detail position. The field sales representatives include approximately 210 of our own representatives and 170 representatives under our co-promotion agreement with Otsuka America. In addition, the field sales representatives include approximately 140 inVentiv contract sales representatives, under a services agreement that we announced in November 2006. Our own field sales representatives are positioned in major metropolitan areas across the U.S. and have an average of more than five years of pharmaceutical sales experience. Many of these representatives have prior experience with GI products, including PPIs. The efforts of our own field sales representatives are supplemented by the efforts of the Otsuka America and inVentiv representatives, who are also positioned across the U.S., in most cases jointly aligned with one of our own representatives.
     This combined team of field sales representatives is focused on communicating the features and benefits of our Zegerid products to our targeted physicians, which include the products’ ability to offer both rapid release and continued nighttime and daytime acid control. The field sales representatives each undergo a rigorous training program focused on our product offerings, disease background, competitive products and our sales techniques, as well as compliance with applicable laws. Our program includes significant field-based learning to provide a comprehensive understanding and perspective as to the upper GI market and the needs of both physicians and patients.
     In addition, we utilize field-based district sales managers and regional sales directors to oversee the activities of our field sales representatives and national and regional account managers to work with managed care organizations to obtain formulary and reimbursement coverage for our products. Additionally, we use a variety of marketing programs to promote our products, including promotional materials, speaker programs, journal advertising, industry publications, electronic media and product sampling.
     Our account managers contact third-party payors, seeking reimbursement coverage for our products. Although the process for obtaining coverage can be lengthy and time-consuming, we have entered into numerous contracts with private health insurers, managed care organizations, government entities and other third-party payors that provide coverage for our products at a level that we believe is generally similar to the current level of coverage for the branded delayed-release PPI products. As part of the contracting process, we have also made steady progress towards increasing our claims approved rate and decreasing our average co-payment amount. The claims approved rate reflects the percent of time that a Zegerid prescription is approved for reimbursement by an insurer or managed care plan after being presented for payment, and the average co-pay is the average amount that patients are required to pay out-of-pocket when filling a prescription for Zegerid.
Co-Promotion Agreement with Otsuka America
     To support our sales and marketing efforts, we entered into a co-promotion agreement with Otsuka America under which Otsuka America’s approximately 170 field sales representatives are co-promoting Zegerid Capsules and Zegerid Powder for Oral Suspension to our targeted physicians in the primary detail position. We originally entered into the agreement in October 2004 and amended the terms of the agreement in January 2006.
     Under the terms of the agreement, we received a $15.0 million upfront payment from Otsuka America, and pay Otsuka America a royalty on total U.S. net sales of Zegerid Capsules and Zegerid Powder for Oral Suspension. Initially, the royalty rate is in the high single digits, presuming a minimum number of primary details to target physicians. We provide all marketing materials, and Otsuka America covers all costs related to its sales force.
     The agreement will terminate automatically on December 31, 2009, unless terminated sooner. Either party may terminate the agreement effective at any time following June 30, 2007, by providing at least 120 days prior written notice. Either party may also terminate the agreement if the other party fails to perform any material term of the agreement and fails to cure such breach, subject to prior written notice within a specified time period, or if the other party becomes insolvent, files or consents to the filing of a petition under any bankruptcy or insolvency law or has any such petition filed against it, and within a specified time period, such filing has not been stayed. We may also terminate the agreement under certain additional limited conditions, subject to prior written notice to Otsuka America within a specified time period.
Services Agreement with inVentiv
     To further expand our commercial efforts, we entered into a service agreement with inVentiv in November 2006, under which inVentiv provides 140 contract sales representatives as well as additional management and administrative support. The inVentiv representatives are located throughout the U.S. and promote our Zegerid products in the primary detail position.
     In consideration for inVentiv’s services under the service agreement, we pay to inVentiv a fixed monthly fee, subject to adjustment based on actual staffing levels. During the term of the service agreement, a portion of inVentiv’s management fee will be subject to forfeiture and credited to us in the event inVentiv does not achieve specified performance targets, including targets related to the initial scale-up activities, turnover and vacancy rates and specified sales goals. In addition, under the service agreement, we are obligated to reimburse inVentiv for approved pass-through costs, which are anticipated to primarily include bonus, meeting and travel costs, as well as other promotional costs.
     The initial term of the service agreement expires on December 1, 2008. We have the right to extend the term of the service agreement for up to two additional one year terms, subject to agreement on compensation terms with inVentiv. In addition, prior to the first anniversary of the deployment of inVentiv’s contract sales team, we may terminate the service agreement upon payment to inVentiv of a termination fee in a specified amount, which amount will vary depending on the date of such termination. We may also terminate the service agreement at any time after the one year anniversary of the deployment of inVentiv’s contract sales team without paying a termination fee. Moreover, either party may terminate the service agreement upon an uncured material breach by the other party or upon bankruptcy or insolvency of the other party. inVentiv may also terminate the service agreement if we fail to make timely payments under the service agreement.
OTC License Agreement with Schering-Plough
     In addition to our efforts related to Zegerid prescription products, in October 2006 we licensed exclusive rights to Schering-Plough under our patented PPI technology to develop, manufacture, market and sell OTC products in the lower dosage strength of 20 mg of omeprazole in the U.S. and Canada. Schering-Plough is responsible for all activities related to product and clinical development, manufacturing, regulatory matters, marketing and sales of products under the license agreement and is required to use diligent efforts to conduct and complete such activities in a timely manner. We and Schering-Plough have formed a joint steering committee to oversee Schering-Plough’s activities under the license agreement and to facilitate communications between the parties.
     Under the license agreement, we received a $15.0 million upfront license fee in November 2006 and may receive up to an additional $65.0 million in milestone payments upon the achievement of specified regulatory and sales milestones. We are also entitled to receive low double-digit royalties, subject to adjustment in certain circumstances, on net sales of any OTC products sold by Schering-Plough under the license agreement. In turn, we will be obligated to pay royalties to the University of Missouri based on net sales of any OTC products sold by Schering-Plough.
     During the term of the license agreement, Schering-Plough and its affiliates have agreed not to develop, market or sell other OTC PPI products in the U.S. or Canada, and also agreed to certain other limitations on Schering-Plough’s activities related to PPI products. In addition, we agreed not to, and also agreed not to grant any license to any other third party to, develop, market or sell OTC products in the U.S. or Canada utilizing our patented PPI technology.
     The license agreement remains in effect as long as Schering-Plough is marketing products under the license agreement. Schering-Plough may terminate the agreement on 180 days prior written notice to us anytime after submitting its first NDA for a licensed product or if Schering-Plough does not meet a specified deadline for receiving marketing approval in the U.S. for a licensed product. In addition, either party may terminate the license agreement in the event of uncured material breach of a material obligation, subject to certain limitations, or in the event of bankruptcy or insolvency.
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
     In addition, we currently rely on Patheon Inc. as our only supplier of Zegerid Powder for Oral Suspension, and we have entered into an agreement with Patheon that provides for the commercial supply of this product. The commercial supply agreement requires that we purchase a significant percentage of our requirements of this product from Patheon and also obligated us to fund certain equipment purchases. The initial term of the agreement expires in August 2009. Thereafter, the agreement continues in force indefinitely, except that either party may terminate the agreement at any time beginning in August 2009 by providing the other party with 18 months prior written notice. In addition, we may terminate the agreement at any time if we decide to no longer market the powder for oral suspension product by providing six months prior written notice. We may also terminate the agreement with 30 days written notice in the event any governmental agency takes any action that prevents us from purchasing or selling the product for a certain period of time. Either party may terminate the agreement if the other party fails to perform any material term of the agreement or in the event of the other party’s insolvency or bankruptcy, subject to prior written notice within a specified time period.
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
     We currently have two approved suppliers for sodium bicarbonate, which is a component in our marketed powder for oral suspension and capsule products, and we rely on our third-party manufacturers to purchase the sodium bicarbonate. Additionally, we rely on single suppliers for certain excipients in our powder for oral suspension and capsule products.
     Although there are potential sources of supply other than our existing suppliers, any new supplier would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacture of such products or ingredients. We have not yet entered into any commercial supply agreements relating to our chewable tablet product.
     We sell our approved products to pharmaceutical wholesalers, who in turn seek to distribute the products to retail pharmacies, mail order pharmacies, hospitals and other institutional customers. We have retained third-party service providers to perform a variety of functions related to the distribution of our approved products, including logistics management, sample accountability, storage and transportation. We have also entered into channel services agreements with wholesalers under which we receive certain distribution management services and data reporting from the wholesalers, in exchange for a fee. Sales to our three largest wholesalers in 2006, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, accounted for approximately 35%, 33% and 16%, respectively, of our annual revenues. The loss of any of these wholesalers as customers could materially and adversely affect our business, results of operations, financial condition and cash flows.
Research and Development
     Our research and development expenses were $7.6 million in 2006, $11.3 million in 2005 and $24.8 million in 2004. Our research and development expenses consist primarily of costs associated with clinical trials of our products under development as well as clinical studies designed to further differentiate our products from those of our competitors or to obtain additional labeling indications, costs of developing and manufacturing our products under development, compensation and other expenses related to research and development personnel and facilities expenses.
     In the future, we may conduct additional clinical trials to further differentiate our Zegerid family of products. We have also committed, in connection with the approval of our NDAs for Zegerid Powder for Oral Suspension, to evaluate the product in pediatric populations, including PK/PD and safety studies. We are unable to estimate with any certainty the costs we will incur in the continued development of our Zegerid family of products. Although we are currently focused primarily on advancing our Zegerid family of products, we anticipate that we will make determinations as to which development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific, clinical and commercial merits of each project.
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
     Due to the length of time and expense associated with bringing new pharmaceutical products to market, we recognize that there are considerable benefits associated with developing, licensing or acquiring products that are protected by existing patents or for which patent protection can be obtained. Although we do not currently own any issued patents, our Zegerid products incorporate patented technology owned by others that we have exclusively licensed. In addition, we have applied and intend to continue to apply for patent protection for new technology we develop whenever we determine that the benefit of patent protection outweighs the cost of obtaining patent protection.
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

     We have received U.S. and European Union, or EU, trademark registration for our corporate name, Santarus®. We also have received trademark registration in the U.S., Canada and Japan and have applied for trademark registration in the EU for our brand name, Zegerid®, and we have applied for trademark registration for various other names. Over time, we intend to maintain registrations on trademarks that remain valuable to our business.
License Rights from the University of Missouri
     In January 2001, we entered into an exclusive, worldwide license agreement with the University of Missouri for all of its patents and pending patent applications relating to specific formulations of PPIs with antacids and other buffering agents. Currently, five U.S. patents have been issued and several U.S. patent applications are pending and are subject to this license. The five issued patents, U.S. Patent Nos. 5,840,737, 6,489,346, 6,645,988, 6,699,885 and 6,780,882, together generally cover pharmaceutical compositions combining PPIs with buffering agents, such as antacids, and methods of treating GI disorders by administering solid or liquid forms of such compositions, and expire in July 2016. In addition to the U.S. patent coverage, several international patents have issued, including in Australia, Mexico, New Zealand, Russia, South Africa, and Singapore, and several international patent applications are pending, which are subject to the University of Missouri license agreement. We also received a notice of grant of a European Patent Organization, or EPO, patent application, which is subject to the University of Missouri license agreement. The issued claims in these international patents vary between the different countries and include claims covering pharmaceutical compositions combining PPIs with buffering agents and the use of these compositions in the manufacture of drug products for the treatment of GI disorders.
     Pursuant to the terms of the license agreement, we paid the University of Missouri an upfront licensing fee of $1.0 million in 2001, a one-time $1.0 million milestone fee in 2003 following the filing of our first NDA and a one-time $5.0 million milestone fee in July 2004 following the FDA’s approval of Zegerid Powder for Oral Suspension 20 mg. We are required to make additional milestone payments to the University of Missouri upon the achievement of certain regulatory events related to obtaining approvals outside the U.S., which may total up to $3.5 million in the aggregate. We are also required to make milestone payments based on first-time achievement of significant sales thresholds, up to a maximum of $86.3 million, and to pay royalties on net sales of our products and any products commercialized by Schering-Plough under our OTC license agreement. Under the license agreement, we are permitted to sublicense our rights to third parties. We are obligated to make payments to the University of Missouri in connection with any sublicense, the nature of which depends on the specific sublicense structure. In addition, we are required to bear the costs of prosecuting and maintaining the licensed patents, but the University of Missouri remains responsible for prosecution of any applications. Under the license agreement, we are also required to carry occurrence-based liability insurance with policy limits of at least $5.0 million per occurrence and a $10.0 million annual aggregate.
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
     On August 22, 2005, an unidentified third party filed a Request for Ex Parte Reexamination of U.S. Patent No. 6,699,885 in the U.S. Patent and Trademark Office, or PTO. U.S. Patent No. 6,699,885 is one of five currently issued patents providing coverage for the Zegerid family of products, which are licensed to us under our license agreement with the University of Missouri. U.S. Patent No. 6,699,885 generally relates to methods for treating gastric acid related disorders by administering a composition consisting essentially of a PPI and a buffering agent, where a minimum serum concentration of the PPI is achieved within certain time periods. We subsequently received notice that the PTO had granted the Request for Reexamination and had issued an initial office action, to which we have submitted a response. The reexamination process is provided for by law and requires the PTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third party or the

PTO. Because we and our licensor, the University of Missouri, believe that the scope and validity of the patent claims are appropriate, we, in conjunction with the University of Missouri, will vigorously defend the patent position. It is not feasible to predict whether we and the University of Missouri ultimately will succeed in maintaining the scope and validity of the claims of this patent during reexamination. If the patent claims in this patent ultimately are narrowed substantially or invalidated by the PTO, the extent of the patent coverage afforded to our Zegerid family of products could be impaired, which could potentially harm our business and operating results.
     On September 27, 2006, we received notice of the publication of grant of an EPO patent application, which has claims relating to pharmaceutical compositions in the form of a non-enteric coated tablet and comprising PPIs and one or more buffers, and which is licensed to us under the University of Missouri license agreement. Under European law, third parties have the right to oppose the grant of this patent for nine months from the publication of the notice of the grant. If opposed, we, in conjunction with the University of Missouri, will be required to defend the scope and/or validity of the published claims. It is not possible to predict whether an opposition will be filed or whether we and the University of Missouri would successfully maintain the scope and validity of the claims of this patent in defending an opposition. If an opposition is filed and the published claims are ultimately narrowed or held invalid, the extent of the patent coverage in countries within the EPO could be impaired.
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
     Our competitors have addressed the market for our Zegerid products through the development and marketing of many products, including:
Prescription Products:
•	PPIs: AstraZeneca plc’s Prilosec® and Nexium®, TAP Pharmaceutical Products Inc.’s Prevacid®, Wyeth’s and Altana’s Protonix®, Johnson & Johnson’s and Eisai Co., Ltd.’s Aciphex®, and generic omeprazole, among others; and

•	H2-receptor antagonists: Merck & Co., Inc.’s Pepcid®, GlaxoSmithKline plc’s Zantac® and Tagamet® and Braintree Laboratories, Inc.’s Axid®, among others.
Over-the-Counter Products:
•	PPIs: The Procter & Gamble Company’s Prilosec OTC®;

•	H2-receptor antagonists: Pfizer Inc.’s Zantac®, GlaxoSmithKline plc’s Tagamet®, and Johnson & Johnson’s and Merck & Co., Inc.’s Pepcid AC® and Pepcid Complete®, among others; and

•	Antacids: Johnson & Johnson’s and Merck and Co., Inc.’s Mylanta® and Rolaids®, Novartis AG’s Maalox® and GlaxoSmithKline plc’s Gaviscon® and Tums®, among others.
     In addition, various companies are developing new products, including motility agents, reversible acid inhibitors, cytoprotective compounds, new PPIs and products that act on the lower esophageal sphincter, or LES. We may be required to compete with these or other new products that may have greater efficacy, faster onset of action or other benefits relative to our products.

     Many of the currently marketed competitive products are available as generic products. For example, there are several generic delayed-release omeprazole products currently available in 10 mg and 20 mg dosage strengths in the U.S. market, and we anticipate that additional generic delayed-release omeprazole products, including 40 mg dosage strengths, as well as other generic delayed-release PPIs, will enter the market. In addition, with the introduction of Prilosec OTC, delayed-release omeprazole is available in a 20 mg dosage strength as an OTC product. We anticipate that generic OTC delayed-release omeprazole products, as well as other OTC delayed-release PPI products, will also enter the market.
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
     The applicant must submit to the FDA the results of the preclinical and clinical trials, together with, among other things, detailed information on the manufacture and composition of the product and proposed labeling, in the form of an NDA, including payment of a user fee. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the PDUFA policies adopted by the FDA, the FDA ordinarily has 10 months in which to complete its initial review of the NDA and respond to the applicant. The review process and the target response date under PDUFA may be extended if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission. Following completion of the FDA’s initial review of the NDA and the clinical and manufacturing procedures and facilities, the FDA will issue an action letter, which will either include an approval authorizing commercial marketing of the drug for certain indications or contain the conditions that must be met in order to secure final approval of the NDA. If the FDA’s evaluation of the NDA submission and the clinical and manufacturing procedures and facilities is not favorable, the FDA may refuse to approve the NDA.
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
     If the applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders for the referenced product once the applicant’s NDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a legal challenge to the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of their receipt of a Paragraph IV certification automatically prevents the FDA from approving the Section 505(b)(2) NDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant. Thus, the Section 505(b)(2) applicant may invest a significant amount of time and expense in the development of its products only to be subject to significant delay and patent litigation before its products may be commercialized. Alternatively, if the listed patent holder does not file a patent infringement lawsuit within the required 45-day period, the applicant’s NDA will not be subject to the 30-month stay.
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

Other Regulatory Requirements
     Even though the FDA has approved our Zegerid prescription products, we will continue to be subject to a number of post-approval regulatory requirements. If we seek to make certain changes to an approved product, such as the addition of a new labeled indication or making certain manufacturing changes or product enhancements, we will need FDA review and approval before the change can be implemented. While physicians may use products for indications that have not been approved by the FDA, we may not label or promote the product for an indication that has not been approved. Securing FDA approval for new indications or product enhancements and, in some cases, for labeling claims or changes in manufacturing, is generally a time-consuming and expensive process that may require us to conduct clinical studies under the FDA’s investigational new drug regulations. Even if such studies are conducted, the FDA may not approve any change in a timely fashion, or at all. In addition, adverse experiences associated with use of the products must be reported to the FDA, and FDA rules govern how we can label, advertise or otherwise commercialize our products.
     The FDA also may, in its discretion, require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products. For example, in connection with the approval of our NDAs for Zegerid Powder for Oral Suspension, we committed to commence clinical studies to evaluate the product in pediatric populations in 2005. We have not yet commenced any of the studies and, prior to doing so, will need to finalize study designs, including receiving FDA input on one of the proposed study designs, engage clinical research organizations and undertake other related activities.
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
Employees
     As of January 31, 2007, we had 338 employees. A total of 37 employees were engaged in clinical research, regulatory, product development and manufacturing, and medical affairs, 278 were in sales, marketing and business development, and 23 were in administration and finance.
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
     In the near-term, the success of our business will depend on many factors, including:
•	whether we are able to increase market demand for, and sales of, Zegerid® (omeprazole/sodium bicarbonate) Capsules and Zegerid (omeprazole/sodium bicarbonate) Powder for Oral Suspension, including our ability to:
o	achieve market acceptance of our products by our targeted primary care physicians and gastroenterologists;

o	maintain adequate levels of reimbursement coverage for our products from third-party payors; and

o	compete effectively within the gastrointestinal, or GI, field, where many other products are well-established and successful and are marketed by competitors with significantly more experience and resources;
•	whether we will be able to obtain additional financing to fund our operations; and

•	whether we are able to maintain patent protection for our products and to commercialize our products without infringing the patent rights of others.
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
     We have invested a significant portion of our time and financial resources in the development and commercialization of our Zegerid family of products, which are currently being marketed in capsule and powder for oral suspension dosage forms. These products are proprietary immediate-release formulations of omeprazole, a proton pump inhibitor, or PPI, and are intended to treat or reduce the risk of a variety of upper GI diseases and disorders, including gastroesophageal reflux disease, or GERD. We anticipate that in the near term our ability to generate revenues will depend on the commercial success of our currently marketed products, which in turn, will depend on several factors, including our ability to:
•	successfully increase market demand for, and sales of, Zegerid Capsules and Zegerid Powder for Oral Suspension, through our own sales force, our co-promotion arrangement with Otsuka America Pharmaceutical, Inc., or Otsuka America, our contract sales agreement with inVentiv Commercial Services, LLC, or inVentiv, and any other collaboration with pharmaceutical companies or other contract sales organizations that we may later establish;

•	establish and maintain effective marketing programs and continue to build brand identity;

•	obtain greater acceptance of the products by physicians, patients and third-party payors and obtain and maintain distribution at the retail level;

•	establish and maintain agreements with wholesalers and distributors on commercially reasonable terms; and

•	demonstrate commercial manufacturing capabilities as necessary to meet commercial demand for the products and maintain commercial manufacturing arrangements with third-party manufacturers.
     Our ability to generate revenue in the longer term will also depend on whether our over-the-counter, or OTC, license agreement with Schering-Plough Healthcare Products, Inc., or Schering-Plough, will lead to the successful development and commercialization of omeprazole products using our patented PPI technology for the OTC market.
     We expect to incur significant costs as we continue to support the commercialization of Zegerid Capsules and Zegerid Powder for Oral Suspension. We have realized modest growth in sales of our Zegerid products to date relative to our expenses to date, including expenses associated with our commercial operations, and may be unable to achieve greater market acceptance. For the year ended December 31, 2006, we recognized approximately $46.0 million in net product sales. In addition, as of December 31, 2006, we had an accumulated deficit of approximately $259.7 million.
     We cannot be certain that our continued marketing of Zegerid Capsules and Zegerid Powder for Oral Suspension, including the efforts of Otsuka America and inVentiv, will result in increased demand for our products or that we will receive any milestone payments or sales-based royalties from our OTC license agreement with Schering-Plough. The potential demand for our prescription products may also be negatively impacted by the availability of any OTC products developed and marketed by Schering-Plough. If we fail to successfully commercialize our prescription products or Schering-Plough fails to successfully commercialize OTC products or is significantly delayed in doing so, we may be unable to generate sufficient revenues to sustain and grow our business and attain profitability, and our business, financial condition and results of operations will be materially adversely affected.

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
     The commercial success of Zegerid Capsules, Zegerid Powder for Oral Suspension and any other products we promote will depend upon acceptance of our products by the medical community, particularly gastroenterologists and primary care physicians, as well as patients and third-party payors. Market acceptance will depend upon several factors, including:
•	the efficacy and safety of our products and our ability to differentiate our products from products offered by our competitors;

•	effectiveness of our, Otsuka America’s, inVentiv’s and any other collaborators’ sales and marketing efforts, as compared to the significantly greater resources of our competitors;

•	our ability to obtain sufficient third-party insurance coverage or reimbursement;

•	pricing and cost effectiveness, as compared to competitive products, including any available generic products;

•	the prevalence and severity of any adverse side effects; and

•	availability of alternative treatments.
     In addition, even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost-effective or otherwise render our products obsolete.
If we are unable to maintain adequate levels of reimbursement for our products, their commercial success may be severely hindered.
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
     In some cases, insurers and other healthcare payment organizations try to encourage the use of less expensive generic brands and OTC products through their prescription benefits coverage and reimbursement policies. We cannot predict the impact of the availability of any future immediate-release omeprazole OTC products on the benefits coverage and reimbursement policies for our prescription Zegerid branded products. Insurers and other healthcare payment organizations may make the generic or OTC alternatives more attractive to the patient by providing different amounts of reimbursement so that the net cost of the generic or OTC product to the patient is less than the net cost of a prescription brand product. Aggressive pricing policies by our generic or OTC product competitors and the prescription benefit policies of insurers could have a negative effect on our product revenues and profitability. Even though we are eligible to receive sales-based royalties on OTC products under our OTC license agreement with Schering-Plough, those potential revenues could be offset by the impact of lost sales of our prescription products to the extent the OTC products are preferred by customers over our current prescription products.
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
Our strategic partner, Schering-Plough, may not successfully develop or commercialize omeprazole products using our patented PPI technology for the OTC market.
     In October 2006, we entered into our OTC license agreement with Schering-Plough, pursuant to which we have granted rights under an exclusive license to certain patents, trademarks and other intellectual property to Schering-Plough to develop, manufacture, market and sell omeprazole products for the OTC market in the United States and Canada. Since we will depend on Schering-Plough to develop and later sell such OTC products, we will have limited control over the development and commercialization of these products. For example, Schering-Plough may not develop the OTC products as fast or generate as large an OTC market as we would like or as the market may expect. The OTC license agreement may be terminated by either party if the other party is in material breach of its material obligations under the agreement and has not cured the breach within 30 days notice, provided that the cure period for late payments is 15 days, and provided further that all alleged breaches are subject to dispute resolution provisions set forth in the agreement. In addition, Schering-Plough may terminate the agreement in its entirety on 180 days prior written notice to us at any time after submitting its first new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for a licensed product or if Schering-Plough does not receive marketing approval in the U.S. for a licensed product before a specified date. If the commercial launch of any licensed OTC products is not successful, it could have a negative impact on physician and patient impressions of our prescription products. Even if the commercial launch of such OTC products is successful, we will only receive specified milestone payments and royalties on net sales, and will not enjoy the same financial rewards had we developed and launched the OTC products ourselves. Furthermore, the availability of OTC products using our patented PPI technology could lead to decreased demand for our prescription products. If Schering-Plough’s OTC development efforts are not successful, or the availability of licensed OTC products harms our prescription business, our ability to generate sufficient revenues to sustain and grow our business and attain profitability will be adversely affected.
The market for the GI pharmaceutical industry is intensely competitive and many of our competitors have significantly more resources and experience, which may limit our commercial opportunity.
     The pharmaceutical industry is intensely competitive, particularly in the GI field, where currently marketed products are well-established and successful. Many of our competitors are large, well-established companies in the pharmaceutical field. Our competitors include, among others, AstraZeneca plc, TAP Pharmaceutical Products Inc., Wyeth, Altana, Eisai Co., Ltd., Johnson & Johnson, Axcan Pharma Inc., Ferring Pharmaceuticals A/S, Merck & Co., Inc., Novartis AG, Pfizer Inc., Salix Pharmaceuticals, Inc., Shire Pharmaceuticals Group plc and The Procter & Gamble Company, as well as several generic manufacturers. Many of these companies already offer products that target GERD and other GI diseases and disorders that we target. Given our relatively small size and the entry of our new products into a market characterized by well-established drugs, we may not be able to compete effectively.
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
     Our Zegerid products will compete with many prescription and OTC products, including:
Prescription Products:
•	PPIs: AstraZeneca plc’s Prilosec® and Nexium®, TAP Pharmaceutical Products Inc.’s Prevacid®, Wyeth’s and Altana’s Protonix®, Johnson & Johnson’s and Eisai Co., Ltd.’s Aciphex®, and generic omeprazole, among others; and

•	H2-receptor antagonists: Merck & Co., Inc.’s Pepcid®, GlaxoSmithKline plc’s Zantac® and Tagamet® and Braintree Laboratories, Inc.’s Axid®, among others.

Over-the-Counter Products:
•	PPIs: The Procter & Gamble Company’s Prilosec OTC®;

•	H2-receptor antagonists: Pfizer Inc.’s Zantac, GlaxoSmithKline plc’s Tagamet, and Johnson & Johnson’s and Merck & Co., Inc.’s Pepcid AC® and Pepcid Complete®, among others; and

•	Antacids: Johnson & Johnson’s and Merck and Co., Inc.’s Mylanta® and Rolaids®, Novartis AG’s Maalox® and GlaxoSmithKline plc’s Gaviscon® and Tums®, among others.
     In addition, various companies are developing new products, including motility agents, reversible acid inhibitors, cytoprotective compounds, new PPIs and products that act on the lower esophageal sphincter, or LES. We may be required to compete with these or other new products that have greater efficacy, faster onset of action or other benefits relative to our products.
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
     We may also face competition for our products from lower priced products from foreign countries that have placed price controls on pharmaceutical products. Proposed federal legislative changes may expand consumers’ ability to import lower priced versions of our and competing products from Canada. Further, several states and local governments have implemented importation schemes for their citizens, and, in the absence of federal action to curtail such activities, we expect other states and local governments to launch importation efforts. The importation of foreign products that compete with our own products could negatively impact our business and prospects.
We have recently expanded our sales and marketing capabilities through a contract sales agreement with inVentiv, and we, inVentiv and our co-promotion partner, Otsuka America, will need to retain qualified sales and marketing personnel and collaborate in order to successfully commercialize our Zegerid products.
     Following the launch of Zegerid Capsules, we recently expanded our commercial presence. As a result, Zegerid Capsules and Zegerid Powder for Oral Suspension are now supported by more than 500 field sales representatives who promote our Zegerid products in the primary detail position. The field sales representatives include approximately 210 of our own representatives and 170 representatives under our co-promotion agreement with Otsuka America. In addition, the field sales representatives include approximately 140 inVentiv contract sales representatives, under a services agreement that we announced in November 2006. To the extent we, Otsuka and inVentiv are not successful in retaining qualified sales and marketing personnel, we may not be able to effectively market our products.
     Under our co-promotion agreement, Otsuka America currently co-promotes Zegerid Powder for Oral Suspension and Zegerid Capsules to targeted U.S. physicians. We and Otsuka America each have the right to terminate the agreement effective at any time following June 30, 2007 by providing at least 120 days prior written notice, as well as other more limited termination rights. While our agreement with Otsuka America requires its field sales representatives to promote our products in a minimum number of primary details to target physicians, we cannot be sure that Otsuka America’s efforts will be successful.

     Under our services agreement with inVentiv, inVentiv is providing approximately 140 contract sales representatives to promote our Zegerid products in the U.S. Our agreement with inVentiv will cause us to incur significant costs, and we cannot be sure that the efforts of the contract sales force will be successful or that our existing sales force, together with any efforts made by Otsuka America and the contract sales force to promote our products, will generate sufficient awareness or demand for our products. If we determine that the contract sales force is not successful and we decide to terminate our agreement with inVentiv, we will incur termination fees if we elect to terminate the agreement prior to its one-year anniversary.
     Any revenues we receive from sales of our products generated by Otsuka America, the contract sales force or any other third parties will depend upon the efforts of those other parties, which in many instances will not be within our control. If we are unable to maintain our co-promotion agreement with Otsuka America, to maintain our services agreement with inVentiv or to effectively establish alternative arrangements to market our products more broadly than we can through our internal sales force, our business could be adversely affected. In addition, despite our arrangements with Otsuka America and inVentiv to expand efforts to promote our products, we still will not be able to cover all of the PPI prescribing physicians at the same level of reach and frequency as our competitors with branded PPI products and ultimately may need to further expand our selling efforts.
We depend on a limited number of wholesaler customers for retail distribution of our products, and if we lose any of our significant wholesaler customers, our business could be harmed.
     Our wholesaler customers include some of the nation’s leading wholesale pharmaceutical distributors, such as Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, and major drug chains. Sales to Cardinal, McKesson and AmerisourceBergen accounted for approximately 35%, 33% and 16%, respectively, of our annual revenues during 2006. The loss of any of these wholesaler customers’ accounts or a material reduction in their purchases could harm our business, financial condition or results of operations. In addition, we may face pricing pressure from our wholesaler customers.
If we are unable to continue to manufacture our products on a commercial basis, our commercialization efforts will be materially harmed.
     The quantities of our products that our suppliers are able to manufacture in the future may fail to meet our quality specifications or may not be sufficient to meet potential commercial demand. Any problems or delays experienced in the manufacturing process for Zegerid Capsules or Zegerid Powder for Oral Suspension may impair our ability to provide commercial quantities of the products, which would limit our ability to sell the products and would adversely affect our business. While we believe we ultimately could redesign our manufacturing processes or identify alternative suppliers in response to problems we may encounter as we manufacture our products, it could take significant time to do so and may require regulatory approval, and our products may not be available from alternate manufacturers at favorable prices.
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
     We rely on a single third-party manufacturer located outside of the U.S., Patheon Inc., for the supply of Zegerid Powder for Oral Suspension, and we are obligated under our supply agreement to purchase a significant portion of our requirements of this product from Patheon. In addition, we rely on OSG Norwich Pharmaceuticals, Inc., located in New York, as the current sole third-party manufacturer of Zegerid Capsules. We also currently rely on a single third-party supplier located outside of the U.S., Union Quimico Farmaceutica, S.A., or Uquifa, for the supply of omeprazole, which is an active pharmaceutical ingredient in each of our current products. We are obligated under our supply agreement with Uquifa to purchase all of our requirements of omeprazole from this supplier. We also currently have only two approved suppliers for sodium bicarbonate, which is a component in our marketed powder for oral suspension and capsule products, and we rely on our third-party manufacturers to purchase the sodium bicarbonate. Additionally, we rely on single suppliers for certain excipients in our powder for oral suspension and capsule products. Any significant problem that our sole source suppliers experience could result in a delay or interruption in the supply to us until the supplier cures the problem or until we locate an alternative source of supply. In addition, because our sole source suppliers provide manufacturing services to a number of other pharmaceutical companies, our suppliers may experience capacity constraints or choose to prioritize one or more of their other customers over us.
     Moreover, our sole source manufacturers and suppliers may experience difficulties related to their overall business and financial stability. Patheon, the manufacturer of our powder for oral suspension product, has recently reported in connection with its financial statements for its fiscal year ended October 31, 2006 that its ability to continue as a going concern is uncertain and is dependent upon the successful outcome of a review of strategic and financial alternatives announced by Patheon in September 2006. If Patheon is not able to implement a long term improvement in its capital structure as a result of its review, Patheon has further reported that it anticipates that it will be in default of covenants under certain of its existing loan facilities. Any material adverse impact on Patheon’s overall business and financial stability could result in a delay or interruption of its supply of our powder for oral suspension product to us.
     Although alternative sources of supply exist, the number of third-party manufacturers with the manufacturing and regulatory expertise and facilities to manufacture the finished forms of our pharmaceutical products or the active omeprazole and antacid pharmaceutical ingredients in our products on a commercial scale is limited, and it would take a significant amount of time to arrange for alternative manufacturers. Any new supplier of products or active pharmaceutical ingredients would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing such products or ingredients. The FDA may require us to conduct additional clinical trials, collect stability data and provide additional information concerning any new supplier before we could distribute products from that supplier. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new supplier to bear significant additional costs which may be passed on to us.
Our resources are currently focused on commercializing our Zegerid products, which products are vulnerable to various risks and uncertainties, and we may be unable to expand our product portfolio or integrate new products successfully.
     Our resources are currently focused on commercializing our Zegerid family of products. Because each of our prescription products and any OTC products developed by Schering-Plough are or will be derived from the same technology licensed from the University of Missouri, each product is vulnerable to substantially the same risks stemming from potential patent invalidity, misappropriation of intellectual property by third parties, reliance upon a third-party for patent prosecution and maintenance and unexpected early termination of our license agreement. Our ability to successfully commercialize our products could also be jeopardized by the emergence of a single competitive product that exhibits greater efficacy, more rapid onset of action or other benefits relative to our products.

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
     Any regulatory approval is limited to those specific diseases and indications for which our products are deemed to be safe and effective by the FDA. Our currently marketed products, Zegerid Capsules and Zegerid Powder for Oral Suspension, have been approved by the FDA for the treatment of heartburn and other symptoms associated with GERD, treatment and maintenance of healing of erosive esophagitis and treatment of duodenal and gastric ulcers. Zegerid Powder for Oral Suspension also has been approved for the reduction of risk of upper GI bleeding in critically ill patients. In addition to the FDA approval required for new formulations, any new indication for an approved product also requires FDA approval. If we are not able to obtain FDA approval for any desired future indications for our products, our ability to effectively market and sell our products may be reduced and our business will be adversely affected.
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
     Zegerid Capsules and Zegerid Powder for Oral Suspension and any other products that we may market in the future will continue to be subject to extensive regulation. These regulations impact many aspects of our operations, including the manufacture, labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion and record keeping related to the products. The FDA also frequently requires post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products. For example, in connection with the approval of our NDAs for Zegerid Powder for Oral Suspension, we committed to commence clinical studies to evaluate the product in pediatric populations in 2005. We have not yet commenced any of the studies and, prior to doing so, will need to finalize study designs, including receiving FDA input on one of the proposed study designs, engage clinical research organizations and undertake other related activities. In addition, the subsequent discovery of previously unknown problems with the product may result in restrictions on the product, including withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, disgorgement of money, operating restrictions and criminal prosecution.

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
     There have been a number of legislative and regulatory proposals aimed at changing the healthcare system and pharmaceutical industry, including reductions in the cost of prescription products, changes in the levels at which consumers and healthcare providers are reimbursed for purchases of pharmaceutical products, proposals concerning reimportation of pharmaceutical products and proposals concerning safety matters. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 provides a new Medicare prescription drug benefit, which became effective in January 2006, and mandates other reforms. Although we cannot predict the full effect on our business of the implementation of this new legislation, to date the new benefit, which is managed by private health insurers, pharmacy benefit managers and other managed care organizations, has resulted in additional growth in the market for delayed-release generic omeprazole products and it may further exacerbate industry-wide pressure to reduce the prices charged for both generic and branded PPI products. This could harm our ability to market our products and generate revenues. It is also possible that other proposals will be adopted. As a result of the new Medicare prescription drug benefit or any other proposals, we may determine to change our current manner of operation, provide additional benefits or change our contract arrangements, any of which could harm our ability to operate our business efficiently, obtain collaborators and raise capital. We will also be subject to additional price reporting obligations under the Deficit Reduction Act of 2005, which became effective on January 1, 2007. Complying with these additional reporting obligations will increase our administrative burden.
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
     We have retained third-party service providers to perform a variety of functions related to the sale and distribution of our products, key aspects of which are out of our direct control. For example, we rely on one third-party service provider to provide key services related to warehousing and inventory management, distribution, contract administration and chargeback processing, accounts receivable management and call center management, and, as a result, most of our inventory is stored at a single warehouse maintained by the service provider. We place substantial reliance on this provider as well as other third-party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilitates, our ability to deliver product to meet commercial demand would be significantly impaired. In addition, we utilize third parties to perform various other services for us relating to sample accountability and regulatory monitoring, including adverse event reporting, safety database management and other product maintenance services. If the quality or accuracy of the data maintained by these service providers is insufficient, our ability to continue to market our products could be jeopardized or we could be subject to regulatory sanctions. We do not currently have the internal capacity to perform these important commercial functions, and we may not be able to maintain commercial arrangements for these services on reasonable terms.
Our reliance on third-party clinical investigators and clinical research organizations may result in delays in completing, or a failure to complete, clinical trials or we may be unable to use the clinical data gathered if they fail to comply with regulatory requirements or perform under our agreements with them.
     As an integral component of our clinical development programs, we engage clinical investigators and clinical research organizations, or CROs, to enroll patients and conduct and manage our clinical studies. As a result, many key aspects of this process have been and will be out of our direct control. If the CROs and other third parties that we rely on for patient enrollment and other portions of our clinical trials fail to perform the clinical trials in a satisfactory manner and in compliance with applicable U.S. and foreign regulations, or fail to perform their obligations under our agreements with them, we could face significant delays in completing our clinical trials or we may be unable to rely in the future on the clinical data generated. For example, the FDA has inspected and will continue to inspect certain of our CROs’ operations and trial procedures and may issue notices of any observations of failure to comply with FDA-approved good clinical practices and other regulations. If our CROs or clinical investigators are unable to respond to such notices of observations in a satisfactory manner or otherwise resolve any issues identified by the FDA or other regulatory authorities, we may be unable to use the data gathered at those sites. To the extent a single CRO conducts clinical trials for us for multiple products, the CRO’s failure to comply with

U.S. and foreign regulations could negatively impact each of the trials. If these clinical investigators and CROs do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, we may be required to repeat one or more of our clinical trials and we may be unable to obtain or maintain regulatory approval for or successfully commercialize our products.
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
     We are a small company and, as of January 31, 2007, had 338 employees. Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical, manufacturing, product development, business development and sales and marketing personnel. We, as well as inVentiv, our contract sales provider, may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, if we are unable to generate increased market demand for our Zegerid products, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results.

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
     The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve profitability. We have been engaged in developing and commercializing drugs and have consistently generated operating losses since our inception in December 1996. Our commercial activities and continued product development and clinical activities will require significant expenditures. For the year ended December 31, 2006, we recognized approximately $46.0 million in net sales of our products, and, as of December 31, 2006, we had an accumulated deficit of approximately $259.7 million. We expect to incur additional operating losses and capital expenditures as we support the continued marketing of Zegerid Capsules and Zegerid Powder for Oral Suspension, and continue our product development and clinical research programs.
We will need to raise additional funds to continue our operations and we may be unable to raise capital when needed.
     We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed earlier than we expect. In the next 12 months and until we can generate significant cash from our operations, we likely will finance future cash needs through the sale of equity securities, strategic collaboration agreements and/or debt financing, under our established arrangements and/or under new arrangements.
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
     In February 2006, we entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge, which may entitle us to sell and obligate Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. We filed a resale shelf registration statement on Form S-3 with the Securities and Exchange Commission to facilitate Kingsbridge’s public resale of shares of our common stock which it may acquire from us from time to time in connection with our draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that we issued to Kingsbridge in connection with the CEFF. The resale shelf registration statement was declared effective in February 2006. We have completed four draw downs under the CEFF and have issued a total of 5,401,787 shares in exchange for aggregate gross proceeds of $36.5 million. Accordingly, the remaining commitment of Kingsbridge under the CEFF for the potential purchase of our common stock is equal to the lesser of $38.5 million in cash consideration or 3,451,378 shares (which shares would be priced at a discount ranging from 6% to 10% of the average market price during any future draw down), subject to certain conditions and restrictions.

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
     In July 2006, we entered into our Loan Agreement with Comerica, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $20.0 million. As of March 5, 2007, the date of this report, we have not borrowed any amounts under the Loan Agreement. Our ability to borrow amounts under the Loan Agreement depends upon a number of conditions and restrictions, and we cannot be certain that we will satisfy all borrowing conditions at a time when we desire to borrow amounts under the Loan Agreement. For example, we have made comprehensive representations and warranties to Comerica as our lender, and all of these representations and warranties generally must be true and correct at the time of any proposed borrowing. Furthermore, we are subject to a number of affirmative and negative covenants, each of which must be satisfied at the time of any proposed borrowing. If we have not satisfied these various conditions, or an event of default otherwise has occurred, we may be unable to borrow amounts under the Loan Agreement, and may be required to repay any amounts previously borrowed.
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

It will be difficult for us to forecast demand for our products with any degree of certainty, particularly during the early stages of our sales efforts for our products. In addition, we expect to incur significant operating expenses as we continue to support the marketing of our Zegerid products. Accordingly, we may experience significant, unanticipated quarterly losses. Because of these factors, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline significantly.
The Committed Equity Financing Facility that we entered into with Kingsbridge may not be available to us if we elect to make a draw down, may require us to make additional “blackout” or other payments to Kingsbridge, and may result in dilution to our stockholders.
     The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. We have completed four draw downs under the CEFF and have issued a total of 5,401,787 shares in exchange for aggregate gross proceeds of $36.5 million.
     Kingsbridge will not be obligated to purchase additional shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; the continued effectiveness of the shelf registration statement; and the continued listing of our stock on the Nasdaq Global Market. In addition, Kingsbridge is permitted to terminate the CEFF if it determines that a material and adverse event has occurred affecting our business, operations, properties or financial condition and if such condition continues for a period of 10 days from the date Kingsbridge provides us notice of such material and adverse event. Moreover, our ability to fully utilize the CEFF as a source of future financings may be limited by the remaining maximum number of 3,451,378 shares issuable under the CEFF consistent with Nasdaq Global Market listing requirements (which shares would be priced at a discount ranging from 6% to 10% of the average market price during any future draw down). If we are unable to access funds through the CEFF, or if the CEFF is terminated by Kingsbridge, we may be unable to access capital on favorable terms or at all.
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
     For a description of the Loan Agreement, see Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.
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
     We were incorporated in December 1996 and have only been conducting operations with respect to our Zegerid family of products since January 2001. We commercially launched our first product in October 2004. Our operations to date have involved organizing and staffing our company, acquiring, developing and securing our technology, undertaking product development and clinical trials for our products and commercially launching Zegerid Powder for Oral Suspension and Zegerid Capsules. We have relatively limited experience selling and marketing our products, and we have not yet demonstrated an ability to achieve profitability with our products. Consequently, any predictions about our future performance may not be as accurate as they could be if we had more experience with successfully commercializing products.
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
     For example, effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123(R), which requires us to treat the fair value of stock options granted to employees as an expense. Prior to January 1, 2006, we were generally not required to record compensation expense in connection with stock option grants to employees, and we have relied heavily on stock options to motivate existing employees and attract new employees. The change had a significant impact on our results of operations for the year ended December 31, 2006. The specific impact of the new standard in future periods, however, cannot be predicted at this time because it will depend on levels of stock options or other share-based payments granted and the possible variability in the valuation assumptions used in the future. The requirement to expense the fair value of stock option grants may reduce the attractiveness of granting stock options. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees.
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
     Patents. Our commercial success will depend in part on the patent rights we have licensed or will license and on patent protection for our own inventions related to the products that we market and intend to market. Our success also depends on maintaining these patent rights against third-party challenges to their validity, scope or enforceability. Our patent position is subject to uncertainties similar to other biotechnology and pharmaceutical companies. For example, the U.S. Patent and Trademark Office, or PTO, or the courts may deny, narrow or invalidate patent claims, particularly those that concern biotechnology and pharmaceutical inventions.
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
     To date, five U.S. patents have been issued relating to technology we license from the University of Missouri and several U.S. patent applications are pending. In addition to the U.S. patent coverage, several international patents have issued, including in Australia, Mexico, New Zealand, Russia, South Africa, and Singapore, and several international patent applications are pending, which are subject to the University of Missouri license agreement. We also received a notice of grant of a European Patent Organization, or EPO, patent application, which is subject to the University of Missouri license agreement. The issued claims in these international patents vary between the different countries and include claims covering pharmaceutical compositions combining PPIs with buffering agents and the use of these compositions in the manufacture of drug products for the treatment of GI disorders. The initial U.S. patent from the University of Missouri does not have corresponding international or foreign counterpart applications and there can be no assurance that we will be able to obtain foreign patent rights to protect each of our products in all foreign countries of interest. We consult with the University of Missouri in its pursuit of the patent applications that we have licensed, but the University of Missouri remains primarily responsible for prosecution of the applications. We cannot control the amount or timing of resources that the University of Missouri devotes on our behalf. It may not assign as great a priority to prosecution of patent applications relating to technology we license as we would if we were undertaking such prosecution ourselves. As a result of this lack of control and general uncertainties in the patent prosecution process, we cannot be sure that any additional patents will ever be issued. Issued patents generally require the payment of maintenance or similar fees to continue their validity. We rely on the University of Missouri to do this, subject to our obligation to provide reimbursement, and the University’s failure to do so could result in the forfeiture of patents not maintained.
     On August 22, 2005, an unidentified third party filed a Request for Ex Parte Reexamination of U.S. Patent No. 6,699,885 in the PTO. U.S. Patent No. 6,699,885 is one of five currently issued patents providing coverage for the Zegerid family of products, which are licensed to us under our license agreement with the University of Missouri. U.S. Patent No. 6,699,885 generally relates to methods for treating gastric acid related disorders by administering a composition consisting essentially of a PPI and a buffering agent, where a minimum serum concentration of the PPI is achieved within certain time periods. We subsequently have received notice that the PTO had granted the Request for Reexamination and had issued an initial office action, to which we have submitted a response. The reexamination process is provided for by law and requires the PTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third party or the PTO. Because we and our licensor, the University of Missouri, believe that the scope and validity of the patent claims are appropriate, we, in conjunction with the University of Missouri, will vigorously defend the patent position. It is not feasible to predict whether we and the University of Missouri ultimately will succeed in maintaining the scope and validity of the claims of this patent during reexamination. If the patent claims in this patent ultimately are narrowed substantially or invalidated by the PTO, the extent of the patent coverage afforded to our Zegerid family of products could be impaired, which could potentially harm our business and operating results.
     On September 27, 2006, we received notice of the publication of grant of an EPO patent application, which has claims relating to pharmaceutical compositions in the form of a non-enteric coated tablet and comprising PPIs and one or more buffers. This application is licensed to us under our license agreement with the University of Missouri. Under European law, third parties have the right to oppose the grant of this patent for nine months from the publication of the notice of the grant. If opposed, we, in conjunction with the University of Missouri, will be required to defend the scope and/or validity of the published claims. It is not possible to predict whether an opposition will be filed or whether we and the University of Missouri would successfully maintain the scope and validity of the claims of this patent in defending an opposition. If an opposition is filed and the published claims are ultimately narrowed or held invalid, the extent of the patent coverage in countries within the EPO, could be impaired.
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
     Trademarks. Our trademarks are important to our success and competitive position. We have received U.S. and European Union, or EU, trademark registration for our corporate name, Santarus®. We also have received trademark registration in the U.S., Canada and Japan and have applied for trademark registration in the EU for our brand name, Zegerid®, and have applied for trademark registration for various other names and logos. The EU trademark application for our brand name, Zegerid, is currently in an opposition proceeding. In addition, in Canada, we have received a notice of allowance for our Zegerid brand name, and we have until the end of 2007 to file a declaration of use or to request an extension. Any objections we receive from the PTO, foreign trademark authorities or third parties relating to our pending applications could require us to incur significant expense in defending the objections or establishing alternative names. There is no guarantee we will be able to secure any of our pending trademark applications with the PTO or comparable foreign authorities.
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
     Our common stock had not been publicly traded prior to our initial public offering, which was completed in April 2004, and an active trading market may not be sustained. We have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of specialty pharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. For example, during the year ended December 31, 2006, the trading prices for our common stock ranged from a high of $9.70 to a low of $4.76, and on February 15, 2007, the closing trading price for our common stock was $6.99.
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
     Although we believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months, until we can generate significant cash from our operations, we likely will pursue raising additional funds in the next 12 months to support the further commercialization of our Zegerid products. Accordingly, we may conduct substantial future offerings of equity or debt securities, which, in turn, could cause our stock price to decline. For example, we may issue additional shares of our common stock under our CEFF with Kingsbridge, we may issue securities under our existing universal shelf registration statement, or we may pursue alternative financing arrangements.
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
We may become involved in securities or other class action litigation that could divert management’s attention and harm our business.
     The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical and biotechnology companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. In addition, over the last year, several class action lawsuits have been filed against pharmaceutical companies alleging that the companies’ sales representatives have been misclassified as exempt employees under the Federal Fair Labor Standards Act and applicable state laws. To date, we are not aware of any court decisions on the merits of these lawsuits, and we cannot be certain as to how the lawsuits will ultimately be resolved. Although we have not been the subject of these types of lawsuits, we may be targeted in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

We are exposed to increased costs and risks related to complying with recently enacted and proposed changes in laws and regulations, including costs and risks associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
     Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the Securities and Exchange Commission and by the Nasdaq Global Market, have resulted in increased costs to us. In particular, we incur additional administrative expense in connection with the implementation of Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent registered public accounting firm to attest to, our internal controls on an annual basis. As part of our compliance with Section 404, we also rely on the continued effectiveness and adequacy of the internal controls at our key service providers. In addition, the new rules could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board, our board committees or as executive officers. We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. If we, or the third party service providers on which we rely, fail to comply with any of these laws or regulations, or if our auditors cannot timely attest to our evaluation of our internal controls, we could be subject to regulatory scrutiny and a loss of public confidence in our corporate governance or internal controls, which could have an adverse effect on our business and our stock price.
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
     In addition, in November 2004, we adopted a stockholder rights plan, which was subsequently amended in April 2006. Although the rights plan will not prevent a takeover, it is intended to encourage anyone seeking to acquire our company to negotiate with our board prior to attempting a takeover by potentially significantly diluting an acquirer’s ownership interest in our outstanding capital stock. The existence of the rights plan may also discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.

Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     Our corporate headquarters facility consists of approximately 24,000 square feet in San Diego, California. We lease our corporate headquarters facility pursuant to a lease agreement that expires in March 2008. To the extent that we are able to continue to grow our business, we believe that we will need to lease additional office space.
Item 3. Legal Proceedings
     On August 22, 2005, an unidentified third party filed a Request for Ex Parte Reexamination of U.S. Patent No. 6,699,885 in the U.S. Patent and Trademark Office, or PTO. U.S. Patent No. 6,699,885 is one of five currently issued patents providing coverage for the Zegerid family of products, which are licensed to us under our license agreement with the University of Missouri. U.S. Patent No. 6,699,885 generally relates to methods for treating gastric acid related disorders by administering a composition consisting essentially of a PPI and a buffering agent, where a minimum serum concentration of the PPI is achieved within certain time periods. We subsequently received notice that the PTO had granted the Request for Reexamination and had issued an initial office action, to which we have submitted a response. The reexamination process is provided for by law and requires the PTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third party or the PTO. Because we and our licensor, the University of Missouri, believe that the scope and validity of the patent claims are appropriate, we, in conjunction with the University of Missouri, will vigorously defend the patent position. It is not feasible to predict whether we and the University of Missouri ultimately will succeed in maintaining the scope and validity of the claims of this patent during reexamination. If the patent claims in this patent ultimately are narrowed substantially or invalidated by the PTO, the extent of the patent coverage afforded to our Zegerid family of products could be impaired, which could potentially harm our business and operating results.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our common stock has been traded on the Nasdaq Global Market since April 1, 2004 under the symbol SNTS. Prior to such time, there was no public market for our common stock. The following table sets forth the high and low sales prices for our common stock as reported on the Nasdaq Global Market for the periods indicated.

	High	Low
Year Ended December 31, 2005
First Quarter	$9.19	$4.34
Second Quarter	$4.99	$2.80
Third Quarter	$6.55	$3.85
Fourth Quarter	$6.91	$4.97
Year Ended December 31, 2006
First Quarter	$8.50	$4.76
Second Quarter	$8.42	$5.77
Third Quarter	$8.70	$4.91
Fourth Quarter	$9.70	$7.14
     As of February 15, 2007, there were approximately 105 holders of record of our common stock.
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
Recent Sales of Unregistered Securities
     As previously disclosed in our Current Report on Form 8-K filed on February 3, 2006, we have entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Limited, pursuant to which Kingsbridge has committed to purchase, from time to time over a period of three years, newly-issued shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. In connection with the CEFF, we issued a warrant to Kingsbridge to purchase up to 365,000 shares of common stock at an exercise price of $8.2836 per share. The CEFF and the related warrant are described in more detail in Note 8 to the financial statements included with this report. In 2006, the Company completed four draw downs under the CEFF and issued a total of 5,401,787 shares in exchange for aggregate gross proceeds of $36.5 million: in March 2006, we issued 1,318,201 shares to Kingsbridge in exchange for gross proceeds of $7.8 million; in June 2006, we issued 1,406,668 shares to Kingsbridge in exchange for gross proceeds of $8.8 million; in September 2006, we issued 1,371,684 shares to Kingsbridge in exchange for gross proceeds of $9.9 million; and in October 2006, we issued 1,305,234 shares to Kingsbridge in exchange for gross proceeds of $10.0 million. We are not obligated to sell any of the remaining common stock available under the CEFF and there are no minimum commitments or minimum use penalties. We relied on the exemption from registration contained in Section 4(2) of the Securities Act, and Regulation D, Rule 506 thereunder, in connection with obtaining Kingsbridge’s commitment under the CEFF, for the issuance of the warrant in consideration of such commitment, and for the issuance of shares of our common stock during each of the four draw downs completed in 2006.
Issuer Purchases of Equity Securities
     Not applicable.

Performance Graph
     The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since April 1, 2004, which is the date our common stock first began trading on the Nasdaq Global Market, to two indices: the Nasdaq Composite Index, U.S. Companies, and the Nasdaq Pharmaceuticals Index. The graph assumes an initial investment of $100 on April 1, 2004. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.
Comparison of Cumulative Total Return on Investment
Since April 1, 2004

	4/1/04	6/30/04	12/31/04	6/30/05	12/30/05	6/30/06	12/29/06

Santarus, Inc.	$100.00	$146.00	$89.50	$40.60	$52.48	$65.84	$77.53
Nasdaq Composite Index, U.S. Companies	$100.00	$101.90	$108.50	$103.02	$110.77	$109.54	$121.70
Nasdaq Pharmaceuticals Index	$100.00	$97.80	$100.90	$92.79	$111.11	$102.09	$108.76

Item 6. Selected Financial Data
     The selected statement of operations data for the years ended December 31, 2003 and 2002, and the selected balance sheet data as of December 31, 2004, 2003 and 2002, are derived from financial statements, which have been audited by our independent registered public accounting firm for such years and as of such dates, which are not included in this Form 10-K. The selected statement of operations data for the years ended December 31, 2006, 2005 and 2004 and the selected balance sheet data as of December 31, 2006 and 2005, are derived from the audited financial statements for such years and as of such dates, which are included elsewhere in this Form 10-K. You should read these selected financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Form 10-K.

	Years Ended December 31,
	2006	2005	2004	2003	2002
		(in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Product sales, net	$45,980	$13,667	$634	$—	$—
Contract revenue	3,263	12,857	714	—	8,000

Total revenues	49,243	26,524	1,348	—	8,000
Costs and expenses:
Cost of sales	4,927	2,129	1,968	—	—
License fees and royalties	6,437	3,414	5,089	1,000	1,400
Research and development	7,572	11,292	24,823	13,664	15,398
Selling, general and administrative	89,828	79,391	52,354	8,312	6,311

Total costs and expenses	108,764	96,226	84,234	22,976	23,109

Loss from operations	(59,521)	(69,702)	(82,886)	(22,976)	(15,109)
Interest and other income, net	3,055	4,716	1,391	465	414

Net loss	(56,466)	(64,986)	(81,495)	(22,511)	(14,695)
Accretion to redemption value of redeemable convertible preferred stock	—	—	(1,124)	(2,940)	—

Net loss attributable to common stockholders	$(56,466)	$(64,986)	$(82,619)	$(25,451)	$(14,695)

Basic and diluted net loss per share	$(1.19)	$(1.66)	$(3.30)	$(13.71)	$(9.13)

Weighted average shares outstanding to calculate basic and diluted net loss per share	47,355	39,188	25,017	1,857	1,610

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$75,534	$69,367	$114,008	$45,648	$11,804
Working capital	59,010	59,572	94,346	42,376	7,697
Total assets	93,628	79,935	122,216	48,188	14,207
Deferred revenue, less current portion	15,444	8,571	11,429	—	—
Long-term debt, less current portion	—	—	38	224	479
Redeemable convertible preferred stock	—	—	—	57,625	—
Total stockholders’ equity (deficit)	46,305	54,520	85,843	(13,751)	9,074

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share amounts)
Selected Quarterly Financial Data (unaudited):
2006:
Product sales, net	$5,790	$8,678	$12,164	$19,348
Total revenues	6,504	9,393	12,878	20,468
Cost of sales	931	1,421	1,103	1,472
Total costs and expenses	27,141	26,777	25,973	28,873
Net loss	(19,925)	(16,673)	(12,398)	(7,470)
Basic and diluted net loss per share	(0.45)	(0.36)	(0.26)	(0.15)
2005:
Product sales, net	$1,449	$3,085	$4,164	$4,969
Total revenues	12,163	3,800	4,878	5,683
Cost of sales	258	506	612	753
Total costs and expenses	28,490	23,892	21,600	22,244
Net loss	(13,567)	(19,543)	(16,086)	(15,790)
Basic and diluted net loss per share	(0.37)	(0.54)	(0.40)	(0.36)
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
Overview
     We are a specialty pharmaceutical company focused on acquiring, developing and commercializing proprietary products that address the needs of patients treated by gastroenterologists or primary care physicians. The primary focus of our current efforts is the commercialization of proprietary immediate-release proton pump inhibitor, or PPI, products. PPI products are the most frequently prescribed drugs for the treatment of many upper gastrointestinal, or GI, diseases and disorders, including gastroesophageal reflux disease, or GERD.
     Our Zegerid® products are the first immediate-release oral PPIs to be developed for the U.S. pharmaceutical market. The formulations are based on patented technology and utilize antacids, which raise the gastric pH and thus protect the PPI, omeprazole, from acid degradation in the stomach, allowing the omeprazole to be quickly absorbed into the bloodstream. Although other marketed oral PPIs enjoy widespread use due to their potent acid suppression, favorable safety profiles and once-a-day dosing, they are available only in delayed-release, enteric-coated formulations. While the enteric coatings protect delayed-release PPIs from acid degradation in the stomach, they also delay absorption until the delayed-release PPIs reach the alkaline environment of the small intestine, where the enteric coatings dissolve. Our immediate-release Zegerid products are designed to provide rapid release and continued nighttime and daytime acid control – the products are not enterically coated and are designed to be released and absorbed more rapidly, while providing a duration of acid control comparable to delayed-release PPIs.
     We received approval from the U.S. Food and Drug Administration, or FDA, to market Zegerid (omeprazole/sodium bicarbonate) Capsules in February 2006 for the treatment of heartburn and other symptoms associated with GERD, treatment and maintenance of healing of erosive esophagitis and treatment of duodenal and gastric ulcers. We received approval from the FDA to market Zegerid (omeprazole/sodium bicarbonate) Powder for Oral Suspension for these same indications in 2004. In addition, Zegerid Powder for Oral Suspension is approved for the reduction of risk of upper GI bleeding in critically ill patients, and is currently the only PPI product approved for this indication. We commercially launched Zegerid Capsules 20 mg and 40 mg in late March 2006, and launched Zegerid Powder for Oral Suspension 20 mg in October 2004 and 40 mg in February 2005.
     We have also developed an immediate-release omeprazole product in a chewable tablet formulation and received approval from the FDA to market the chewable tablet product in March 2006. Given our current near-term focus on commercializing Zegerid Capsules and Zegerid Powder for Oral Suspension, we have not commercially launched the chewable tablet product and do not currently anticipate launching the product during the next 12 months.

     As a result of a recent expansion of our commercial presence, Zegerid Capsules and Zegerid Powder for Oral Suspension are now supported by more than 500 field sales representatives who promote our Zegerid products in the primary detail position. The field sales representatives include approximately 210 of our own representatives and 170 representatives under our co-promotion agreement with Otsuka America Pharmaceutical, Inc., or Otsuka America. In addition, the field sales representatives include approximately 140 inVentiv Commercial Services, LLC, or inVentiv, contract sales representatives, under a services agreement that we announced in November 2006. In addition, we utilize field-based district sales managers and regional sales directors to oversee the activities of our field sales representatives and national and regional account managers to work with managed care organizations to obtain formulary and reimbursement coverage for our products. We also use a variety of marketing programs to promote our products, including promotional materials, speaker programs, journal advertising, industry publications, electronic media and product sampling.
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
     In October 2006, we entered into a license agreement with Schering-Plough Healthcare Products, Inc., or Schering-Plough, granting rights to develop, manufacture, market and sell omeprazole products using our patented PPI technology for the over-the-counter, or OTC, market in the U.S. and Canada. In November 2006, we received a $15.0 million upfront license fee. We may receive up to an additional $65.0 million in milestone payments upon the achievement of certain regulatory and sales milestones. We will also receive low double-digit royalties, subject to adjustment in certain circumstances, on net sales of any OTC products sold by Schering-Plough under the license agreement. In turn, we will be obligated to pay royalties to the University of Missouri based on net sales of any OTC products sold by Schering-Plough. The license agreement will remain in effect as long as Schering-Plough is marketing products under the license agreement in the U.S. or Canada. Schering-Plough may terminate the agreement on 180 days prior written notice anytime after submitting its first new drug application for a licensed product or if Schering-Plough does not meet a specified deadline for receiving marketing approval in the U.S. for a licensed product. In addition, either party may terminate the agreement in the event of uncured material breach of a material obligation, subject to certain limitations, or in the event of bankruptcy or insolvency.
     We have incurred significant losses since our inception. We had an accumulated deficit of approximately $259.7 million as of December 31, 2006. These losses have resulted principally from costs incurred in connection with license fees, research and development activities, including costs of clinical trial activities associated with our current products, commercialization activities and general and administrative expenses.
     We expect to incur additional operating losses and capital expenditures as we support the commercialization of Zegerid Capsules and Zegerid Powder for Oral Suspension and our commercial organization, enhance our product portfolio through development and commercialization of acquired or internally developed proprietary products and fund our administrative support activities.
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
     In February 2006, we entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge, which may entitle us to sell and obligate Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. In connection with the CEFF, we entered into a common stock purchase agreement and registration rights agreement, and we also issued a warrant to Kingsbridge to purchase 365,000 shares of our common stock at a price of $8.2836 per share. The warrant is fully exercisable beginning after the six-month anniversary of the agreement for a period of five years thereafter. On February 3, 2006, we filed a resale shelf registration statement on Form S-3 with the Securities and Exchange Commission to facilitate Kingsbridge’s public resale of shares of our common stock which it may acquire from us from time to time in connection with our draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that we issued to Kingsbridge in connection with the CEFF. The resale shelf registration statement was declared effective on February 13, 2006. In 2006, we completed four draw downs under the CEFF and have issued a total of 5,401,787 shares in exchange for aggregate gross proceeds of $36.5 million.
     In July 2006, we entered into a Loan and Security Agreement, or the Loan Agreement, with Comerica Bank, or Comerica. The credit facility under our Loan Agreement consists of a revolving line of credit, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $20.0 million. As of March 5, 2007, the date of this report, we have not borrowed any amounts under the Loan Agreement.
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
Revenue Recognition
     We follow the provisions of Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and recognize revenue when there is persuasive evidence that an arrangement exists, title has passed, the price is fixed or determinable, and collectibility is reasonably assured.

     Product Sales, Net. We sell our Zegerid products primarily to pharmaceutical wholesale distributors. We are obligated to accept from customers the return of products that are within six months of their expiration date or up to 12 months beyond their expiration date. We authorize returns for damaged products and exchanges for expired products in accordance with our return goods policy and procedures, and have established allowances for such amounts at the time of sale. We commercially launched Zegerid Capsules in late March 2006 and launched Zegerid Powder for Oral Suspension 20 mg in late 2004 and the 40 mg dosage strength in early 2005.
     We recognize revenue from product sales in accordance with SAB No. 104 and Statement of Financial Accounting Standards, or SFAS, No. 48, Revenue Recognition When Right of Return Exists. Among its criteria for revenue recognition from sale transactions where a buyer has a right of return, SFAS No. 48 requires the amount of future returns to be reasonably estimated. Prior to the fourth quarter of 2006, we were unable to reasonably estimate the amount of future product returns, and therefore, deferred the recognition of revenue on product shipments of our Zegerid products until units were dispensed through patient prescriptions. Units dispensed are not generally subject to return. Prior to the fourth quarter of 2006, our allowance for product returns was based on an analysis of Zegerid product shipments to our wholesale distributors in excess of units dispensed through patient prescriptions. In order to develop a methodology and provide a basis for estimating future product returns on sales to our customers at the time title transfers, we have been tracking our Zegerid products return history, taking into consideration product expiration dating and inventory levels in the distribution channel. Based on the product returns history gathered through the end of 2006, we determined that we had the information needed to reasonably estimate future product returns, and as a result, we reduced our allowance for product returns during the quarter ended December 31, 2006 and recognized net product sales of $3.4 million in 2006, representing revenue previously deferred, net of contractual allowances and other discounts. As a result of our ability to estimate product returns at the time the title passes to our customers, our net loss was reduced by $2.7 million in 2006, representing $3.4 million in net product sales, partially offset by the related cost of sales and royalties. We will continue to recognize product sales at the time title passes to our customers, and we will provide for an estimate of future product returns at that time based upon our historical product returns trends and analysis of product expiration dating and inventory levels in the distribution channel.
     We recognize product sales net of estimated allowances for product returns, managed care rebates, reimbursements relating to Medicaid and Medicare, patient coupons, chargebacks from distributors, wholesaler fees and prompt payment and other discounts. Our estimates for product returns and sales allowances take into consideration current contractual and statutory requirements, specific known market events and trends, internal and external historical data, and sales trends and forecasts. There may be a significant time lag between the date we determine the estimated allowance and when we make the contractual payment or issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowances over several periods, which can result in a net increase in our net loss or a net decrease in our net loss in those periods. To date, actual results have not materially differed from our estimates. Such estimates require our most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. If actual future payments for returns, rebates, coupons, chargebacks and other discounts exceed the estimates we made at the time of sale, our financial position, results of operations and cash flows would be negatively impacted.
     Contract Revenue. We recognize contract revenue consistent with the provisions of SAB No. 104 and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We analyze each element of our licensing and co-promotion agreements to determine the appropriate revenue recognition. We recognize revenue on upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. We recognize milestone payments upon the achievement of specified milestones if (1) the milestone is substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement and (2) the fees are nonrefundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recognized as deferred revenue. Sales milestones and royalties will be recognized when earned under the agreements. Certain elements of our licensing and co-promotion agreements are described below:
•	In November 2006, we received a nonrefundable $15.0 million upfront license fee in connection with our license agreement with Schering-Plough. The $15.0 million upfront payment is being amortized to revenue on a straight-line basis over a 37-month period through the end of 2009 which represents the estimated period over which we have significant responsibilities under the agreement.
•	In February 2005, we received a $10.0 million milestone payment in connection with our sublicense agreement with TAP. We received the milestone payment after we prevailed in an alternative dispute resolution proceeding in which we alleged that TAP had achieved a development milestone. Pursuant to our license agreement with the University of Missouri, we paid 15% of the February 2005 milestone to the University of Missouri. In addition to the provisions of SAB No. 104 and EITF Issue No. 00-21, we evaluated the criteria outlined in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it was appropriate to record the gross amount of sublicense revenues and related costs or the net amount earned under the arrangement. Upon receipt of the milestone, we recognized the gross amount of sublicense revenue and related costs as we had no future obligations pursuant to the arrangement, we were the primary obligor in the arrangement, we had latitude in establishing the amounts received under the arrangement, and we were involved in the determination of the scope of technology sublicensed under the agreement.

•	In October 2004, we received a nonrefundable $15.0 million upfront payment in connection with our co-promotion agreement with Otsuka America. The $15.0 million upfront payment is being amortized to revenue on a straight-line basis over the 63-month contractual term through the end of 2009.
Inventories and Related Reserves
     Inventories are stated at the lower of cost (FIFO) or market and consist of finished goods and raw materials used in the manufacture of our Zegerid Capsules and Zegerid Powder for Oral Suspension products. We provide reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales.
Stock-Based Compensation
     Prior to January 1, 2006, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, we accounted for share-based payments to employees using the intrinsic value method of Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and, as such, generally recognized no compensation cost for employee stock options when the exercise price was equal to or in excess of the fair market value of the stock at the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123(R), using the modified prospective transition method. Under this transition method, compensation cost recognized for the year ended December 31, 2006 included (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.
     We estimate the fair value of stock options and employee stock purchase plan rights granted using the Black-Scholes valuation model. This estimate is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the expected volatility of our stock price, expected term of the stock option, risk-free interest rate and expected dividends. As the length of time our shares have been publicly traded is shorter than the expected life of the option, we consider the expected volatility of similar entities as well as our historical volatility since our initial public offering in April 2004 in determining our volatility factor. In evaluating similar entities, we consider factors such as industry, stage of development, size and financial leverage. In determining the expected life of the options, we use the “short-cut” method described in SAB No. 107. Under this method, the expected life is presumed to be the mid-point between the vesting date and the end of the contractual term.
     For options granted prior to January 1, 2006, we amortize the fair value on an accelerated basis. For options granted after January 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service period of the awards, which is generally the vesting period. Pre-vesting forfeitures were estimated to be approximately 0% for the year ended December 31, 2006 as the majority of options granted contain monthly vesting terms.

     We account for options issued to non-employees under SFAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services. As such, the value of options issued to non-employees is periodically remeasured as the underlying options vest.
     For the year ended December 31, 2006, we recognized approximately $9.3 million of stock-based compensation in accordance with SFAS No. 123(R) and EITF Issue No. 96-18. For the year ended December 31, 2006, stock-based compensation of approximately $124,000, $1.2 million and $8.0 million was included in cost of sales, research and development, and selling, general and administrative expenses, respectively, in the accompanying statement of operations. As of December 31, 2006, total unrecognized compensation cost related to stock options was approximately $8.3 million, and the weighted average period over which it is expected to be recognized is 2.2 years.
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
Results of Operations
Comparison of Years Ended December 31, 2006, 2005 and 2004
     Product Sales, Net. Product sales, net were $46.0 million for 2006 and consisted of sales of Zegerid Capsules, which we commercially launched in late March 2006, and Zegerid Powder for Oral Suspension. As a result of the accumulation of information which has allowed us to be able to reasonably estimate product returns at the time title transfers to our customers, we reduced our allowance for product returns during the quarter ended December 31, 2006 and recognized $3.4 million of previously deferred revenue, net of contractual allowances and other discounts. Product sales, net were $13.7 million for 2005 and consisted of sales of Zegerid Powder for Oral Suspension 20 mg, which we commercially launched in October 2004, and sales of Zegerid Powder for Oral Suspension 40 mg, which we commercially launched in February 2005. Product sales, net were $634,000 for 2004 and consisted of sales of Zegerid Powder for Oral Suspension 20 mg.
     Contract Revenue. Contract revenue was $3.3 million for 2006, $12.8 million for 2005 and $714,000 for 2004. Contract revenue consisted of co-promotion revenue from the $15.0 million upfront fee received pursuant to our co-promotion agreement with Otsuka America entered into in October 2004, which is being amortized to revenue over the term of the agreement through December 31, 2009. In 2006, contract revenue also included license fee revenue from the $15.0 million upfront fee received in November 2006 pursuant to our license agreement with Schering-Plough. This upfront fee is being amortized to revenue through the end of 2009, which is the estimated period over which we have significant responsibilities under the agreement. Additionally, in 2005, contract revenue included sublicense revenue which consisted of the $10.0 million milestone payment we received from TAP in February 2005 related to TAP’s development activities. We received the February 2005 milestone payment after we prevailed in an alternative dispute resolution proceeding in which we alleged that TAP had achieved a development milestone. TAP exercised its right to terminate the sublicense agreement effective March 7, 2006.
     Cost of Sales. Cost of sales was $4.9 million for 2006, $2.1 million for 2005 and $2.0 million for 2004, or approximately 11%, 16% and 310% of net product sales, respectively. Cost of sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Zegerid products. Cost of sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales. The decrease in our cost of sales as a percentage of net product sales from 2005 to 2006 was primarily attributable to lower manufacturing costs associated with our capsule product and certain fixed costs being applied to increased sales volumes. Based upon review of initial prescription trends for Zegerid Powder for Oral Suspension

20 mg subsequent to its commercial launch in October 2004, and in light of our receipt of FDA approval to market Zegerid Powder for Oral Suspension 40 mg in December 2004, commercial inventory reserves of approximately $1.6 million were recorded in cost of sales in 2004.
     License Fees and Royalties. License fees and royalties were $6.4 million for 2006, $3.4 million for 2005 and $5.1 million for 2004. License fees and royalties consisted of royalties due to the University of Missouri and Otsuka America based upon net product sales. Additionally, in 2005, license fees and royalties included $1.5 million paid to the University of Missouri, which represented 15% of the milestone fee received pursuant to our strategic sublicense agreement with TAP, and in 2004, license fees and royalties included the one-time $5.0 million milestone fee paid to the University of Missouri based upon the FDA’s approval of Zegerid Powder for Oral Suspension 20 mg.
     Research and Development. Research and development expenses were $7.6 million for 2006, $11.3 million for 2005 and $24.8 million for 2004. The $3.7 million decrease in our research and development expenses from 2005 to 2006 was primarily attributable to a decrease in manufacturing development activities associated with the chewable tablet product and a decrease in compensation costs associated with research and development personnel resulting from a reduction in headcount. The $13.5 million decrease in our research and development expenses from 2004 to 2005 was primarily attributable to spending in 2004 associated with our clinical trial to evaluate the safety of Zegerid Powder for Oral Suspension 40 mg, our clinical trial evaluating Zegerid Powder for Oral Suspension as compared to Protonix® (delayed-release pantoprazole capsules) for control of nocturnal gastric acidity, our pivotal pharmacokinetic/pharmacodynamic, or PK/PD, clinical trials evaluating Zegerid Capsules and Zegerid Chewable Tablets and the user fee associated with the submission of our NDA for Zegerid Powder for Oral Suspension 40 mg in February 2004. There were no costs associated with these activities in 2005. Additionally, a decrease in costs associated with preparation for commercial manufacturing of Zegerid Powder for Oral Suspension, the formulation development and production of clinical trial materials for Zegerid Capsules and Zegerid Chewable Tablets and stock-based compensation contributed to the decrease in our research and development expenses.
     Research and development expenses have consisted primarily of costs associated with clinical trials of our products under development as well as clinical studies designed to further differentiate our Zegerid products from those of our competitors, development of and preparation for commercial manufacturing of our products, compensation and other expenses related to research and development personnel and facilities expenses. In the future, we may conduct additional clinical trials to further differentiate our Zegerid family of products. We have also committed, in connection with the approval of our NDAs for Zegerid Powder for Oral Suspension, to evaluate the product in pediatric populations, including PK/PD and safety studies. We are unable to estimate with any certainty the costs we will incur in the continued development of our Zegerid family of products. Although we are currently marketing Zegerid Capsules and Zegerid Powder for Oral Suspension, and we have received FDA approval to market Zegerid Chewable Tablets, we cannot be certain when or if we will realize any profits from these products or any other development projects. Although we are currently focused primarily on advancing our Zegerid family of products, we anticipate that we will make determinations as to which development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific, clinical and commercial merits of each project.
     Selling, General and Administrative. Selling, general and administrative expenses were $89.8 million for 2006, $79.4 million for 2005 and $52.4 million for 2004. The $10.4 million increase in our selling, general and administrative expenses from 2005 to 2006 was primarily attributable to approximately $6.3 million of additional stock-based compensation expense recognized due to our adoption of SFAS No. 123(R), increased promotional expenses including product samples and managed care marketing initiatives and costs associated with our contract sales organization agreement entered into in November 2006. These increases in our selling, general and administrative expenses were offset in part by decreased compensation costs. Although our selling, general and administrative expenses increased as a result of our contract sales organization agreement entered into in late 2006, we experienced lower average sales and marketing headcount in 2006 as compared to 2005. The $27.0 million increase in our selling, general and administrative expenses from 2004 to 2005 was primarily attributable to the recording of a full year’s costs related to our sales and marketing personnel, including our field sales organization hired in the second half of 2004. Additionally, outside services and professional fees associated with our commercial activities increased in 2005, including advertising and promotion and initiation of our speaker programs.

     Interest and Other Income, Net. Interest and other income, net was $3.1 million in 2006, $4.7 million in 2005 and $1.4 million in 2004. The $1.6 million decrease from 2005 to 2006 was primarily attributable to interest income awarded to us in connection with the $10.0 million milestone we received from TAP after we prevailed in an alternative dispute resolution proceeding in 2005, offset in part by higher interest income resulting from a higher rate of return on our cash, cash equivalents and short-term investments in 2006. The $3.3 million increase from 2004 to 2005 was primarily attributable to the interest income awarded to us in connection with the milestone we received from TAP in 2005 and higher interest income resulting from a higher rate of return on our cash, cash equivalents and short-term investments.
Liquidity and Capital Resources
     As of December 31, 2006, cash, cash equivalents and short-term investments were $75.5 million, compared to $69.4 million as of December 31, 2005, an increase of $6.1 million. This increase resulted primarily from the net proceeds of approximately $36.3 million we received in connection with draw downs under our CEFF with Kingsbridge and the $15.0 million upfront license fee we received in connection with our license agreement with Schering-Plough, offset in part by our net loss for 2006, adjusted for non-cash expenses and changes in operating assets and liabilities.
     Net cash used in operating activities was $32.9 million for 2006, $74.3 million for 2005 and $47.4 million for 2004. The primary use of cash was to fund our net losses for these periods, adjusted for non-cash expenses, including $9.3 million for 2006, $2.6 million for 2005 and $5.7 million for 2004 in stock-based compensation, and changes in operating assets and liabilities. Significant working capital sources of cash for 2006 included increases in accounts payable and accrued liabilities and an increase in deferred revenue related to the $15.0 million upfront license fee we received in connection with our license agreement with Schering-Plough. These working capital sources of cash were offset in part by increases in accounts receivable and inventories, which resulted from our overall increase in net product sales due to the launch of Zegerid Capsules in 2006, and decreases in allowance for product returns. Significant working capital uses of cash in 2005 included decreases in accounts payable and accrued liabilities, allowance for product returns and deferred revenue. Significant working capital sources of cash in 2004 included increases in accounts payable and accrued liabilities due to increased spending levels associated with the commercial launch of Zegerid Powder for Oral Suspension 20 mg and increased accrued compensation and benefits associated with our increase in personnel. Additionally, working capital sources of cash in 2004 included our establishment of an allowance for product returns and an increase in deferred revenue related to the $15.0 million upfront payment we received from Otsuka America in October 2004, which is being amortized over the term of the agreement.
     Net cash provided by investing activities was $5.0 million for 2006 and $84.5 million for 2005, and net cash used in investing activities was $54.1 million for 2004. These activities primarily consisted of purchases and sales and maturities of short-term investments. Additionally, in 2005, long-term restricted cash increased in connection with establishing a letter of credit under our vehicle lease agreements, and in 2004, we made deposits of approximately $1.0 million on certain manufacturing equipment.
     Net cash provided by financing activities was $38.9 million for 2006, $30.7 million for 2005 and $117.7 million for 2004. These activities consisted primarily of the issuance of common stock in connection with draw downs under our CEFF with Kingsbridge in 2006, our registered direct offering in 2005 and our initial public offering and our follow-on public offering in 2004. Additionally, net cash provided by financing activities included proceeds received from the exercise of stock options and through the issuance of common stock under our employee stock purchase plan in 2006, 2005 and 2004.
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
     We currently rely on OSG Norwich Pharmaceuticals, Inc. as our manufacturer of Zegerid Capsules and Patheon, Inc. as our manufacturer of Zegerid Powder for Oral Suspension. We also purchase commercial quantities of omeprazole, an active ingredient in our Zegerid products, from Union Quimico Farmaceutica, S.A. At December 31, 2006, we had finished goods and raw materials inventory purchase commitments of approximately $3.1 million, all of which will be purchased in 2007.
     The following summarizes our long-term contractual obligations as of December 31, 2006:

	Payments Due by Period
		Less than	One to	Four to
Contractual Obligations	Total	One Year	Three Years	Five Years	Thereafter
	(in thousands)
Operating leases	$2,595	$1,932	$663	$—	$—
Other long-term contractual obligations	299	280	19	—	—

Total	$2,894	2,212	$682	$—	$—

     The amount and timing of cash requirements will depend on market acceptance of Zegerid Capsules and Zegerid Powder for Oral Suspension, any other products that we may market in the future, the resources we devote to researching, developing, formulating, manufacturing, commercializing and supporting our products, and our ability to enter into third-party collaborations.
     We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed earlier than we expect. In the next 12 months and until we can generate significant cash from our operations, we likely will finance future cash needs through the sale of equity securities, strategic collaboration agreements and/or debt financing, under our established arrangements and/or under new arrangements.
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
     In February 2006, we entered into the CEFF which may entitle us to sell and obligate Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. We filed a resale shelf registration statement on Form S-3 with the Securities and Exchange Commission to facilitate Kingsbridge’s public resale of shares of our common stock which it may acquire from us from time to time in connection with our draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that we issued to Kingsbridge in connection with the CEFF. The resale shelf registration statement was declared effective in February 2006. In 2006, we completed four draw downs under the CEFF and have issued a total of 5,401,787 shares in exchange for aggregate gross proceeds of $36.5 million: in March 2006, we issued 1,318,201 shares to Kingsbridge in exchange for gross proceeds of $7.8 million (resulting in an average price per share of $5.92); in June 2006, we issued 1,406,668 shares to Kingsbridge in exchange for gross proceeds of $8.8 million (resulting in an average price per share of $6.26); in September 2006, we issued 1,371,684 shares to Kingsbridge in exchange for gross proceeds of $9.9 million (resulting in an average price per share of $7.22); and in October 2006, we issued 1,305,234 shares to Kingsbridge in exchange for gross proceeds of $10.0 million (resulting in an average price per share of $7.66). Accordingly, the remaining commitment of Kingsbridge under the CEFF for the potential purchase of our common stock is equal to the lesser of $38.5 million in cash consideration or 3,451,378 shares (which shares would be priced at a discount ranging from 6% to 10% of the average market price during any future draw down), subject to certain conditions and restrictions. There can be no assurance that we will be able to complete any further draw downs under the CEFF. Factors influencing our ability to complete draw downs include conditions such as a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; the continued effectiveness of the shelf registration statement; and the continued listing of our stock on the Nasdaq Global Market.

     In July 2006, we entered into our Loan Agreement with Comerica, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $20.0 million. As of March 5, 2007, the date of this report, we have not borrowed any amounts under the Loan Agreement. Under the Loan Agreement, the revolving loan bears interest, as selected by us, at either the variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” or the LIBOR rate (as computed in the LIBOR Addendum to the Loan Agreement) plus 2.25 percent. Interest payments on advances made under the Loan Agreement are due and payable in arrears on the first calendar day of each month during the term of the Loan Agreement. Amounts borrowed under the Loan Agreement may be repaid and re-borrowed at any time prior to July 28, 2009. The Loan Agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the Loan Agreement. We expect to use the loan proceeds to support our ongoing working capital needs and for general corporate purposes. Amounts borrowed under the Loan Agreement are secured by all of our personal property. The collateral does not include any intellectual property, including copyrights, patents, trademarks, servicemarks and applications therefor, now owned or hereafter acquired, or any claims for damages by way of any past, present and future infringement of any such intellectual property; provided, however, that the collateral includes all accounts and general intangibles that consist of rights to payment and proceeds from the sale, licensing or disposition of all or any part, or rights in, such intellectual property. Under the Loan Agreement, we are subject to certain affirmative and negative covenants, including limitations on our ability: to convey, sell, lease, license, transfer or otherwise dispose of assets; to create, incur, assume, guarantee or be liable with respect to certain indebtedness; to grant liens; to pay dividends and make certain other restricted payments; and to make investments. In addition, under the Loan Agreement we are required to maintain a balance of cash with Comerica in an amount of not less than $4.0 million and to maintain any other cash balances with either Comerica or another financial institution covered by a control agreement for the benefit of Comerica. We are also subject to certain financial covenants with respect to a minimum liquidity ratio and, when the outstanding loan balances exceed $15.0 million, minimum EBITDA requirements. We believe that we have currently met all of our obligations under the Loan Agreement.
     We cannot be certain that our existing cash and marketable securities resources, including under the CEFF and the Loan Agreement, will be adequate, and failure to obtain adequate financing may adversely affect our ability to continue to operate as a going concern. We also cannot be certain that additional funding will be available to us on acceptable terms, or at all. For example, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. To the extent that we raise additional capital by issuing equity securities, our stockholders’ ownership will be diluted. Any debt financing we enter into may involve covenants that restrict our operations. If adequate funds are not available on terms acceptable to us at that time, our ability to achieve profitability or to respond to competitive pressures would be significantly limited, and we may be required to delay, scale back or eliminate some or all of our product and clinical development programs or delay the launch of future products.
     As of December 31, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board, or FASB, issued Financial Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement for a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of determining the impact that the adoption of FIN No. 48 will have on our financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Under the terms of our Loan Agreement with Comerica, the interest rate applicable to any amounts borrowed by us under the credit facility will be, at our election, indexed to either Comerica’s prime rate or the LIBOR rate. If we elect Comerica’s prime rate for all or any portion of our borrowings, the interest rate will be variable, which would expose us to the risk of increased interest expense if interest rates rise. If we elect the LIBOR rate for all or any portion of our borrowings, such LIBOR rate will remain fixed only for a specified, limited period of time after the date of our election, after which we will be required to repay the borrowed amount, or elect a new interest rate indexed to either Comerica’s prime rate or the LIBOR rate. The new rate may be higher than the earlier interest rate applicable under the Loan Agreement. As of March 5, 2007, the date of this report, we have not borrowed any amounts under the Loan Agreement. Accordingly, we currently believe that changes in such interest rates would not materially affect our market risk.
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
     See the list of financial statements filed with this report under Part IV — Item 15 below.
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
     Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2006, the end of our most recent fiscal year. Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on management’s assessment of our internal control over financial reporting as of December 31, 2006, as stated in their report which is included herein.
     There has been no change in our internal control over financial reporting during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting
The Board of Directors and Stockholders
Santarus, Inc.
     We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that Santarus, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Santarus, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Santarus, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Santarus, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006 of Santarus, Inc. and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
February 28, 2007

Item 9B. Other Information
     Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this item will be contained in our definitive proxy statement, or Proxy Statement, to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2006, and is incorporated in this report by reference.
     We have adopted a Code of Business Conduct and Ethics that applies to our chief executive officer, chief financial officer, and to all of our other officers, directors and employees. The Code of Business Conduct and Ethics is available at the Corporate Governance section of the Investor Relations page on our website at www.santarus.com. We intend to disclose future amendments to, or waivers from, certain provisions of our Code of Business Conduct and Ethics on the above website promptly following the date of such amendment or waiver.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.
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
     1. The following financial statements of Santarus, Inc. and Report of Independent Registered Public Accounting Firm, are included in this report:
     Report of Independent Registered Public Accounting Firm on Financial Statements
     Balance Sheets as of December 31, 2006 and 2005
     Statements of Operations for the years ended December 31, 2006, 2005 and 2004
     Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2006, 2005 and 2004
     Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
     Notes to Financial Statements
     2. List of financial statement schedules:
     Schedule II — Valuation and Qualifying Accounts
     Schedules not listed above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
     3. List of exhibits required by Item 601 of Regulation S-K. See part (b) below.
     (b) Exhibits. The following exhibits are filed as a part of this report:

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(1)	Amended and Restated Bylaws
3.3(2)	Certificate of Designations for Series A Junior Participating Preferred Stock
4.1(2)	Form of Common Stock Certificate
4.2(3)	Amended and Restated Investors’ Rights Agreement, dated April 30, 2003, among us and the parties named therein
4.3(3)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated May 19, 2003, among us and the parties named therein
4.4(3)†	Stock Restriction and Registration Rights Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri
4.5(3)	Form of Common Stock Purchase Warrant
4.6(2)	Rights Agreement, dated as of November 12, 2004, between us and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Santarus, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C
4.7(4)	First Amendment to Rights Agreement, dated April 19, 2006, between us and American Stock Transfer & Trust Company
4.8(5)	Warrant to Purchase Shares of Common Stock, dated February 3, 2006, issued by us to Kingsbridge Capital Limited

Exhibit
Number	Description
4.9(5)	Registration Rights Agreement, dated February 3, 2006, between us and Kingsbridge Capital Limited

10.1(3)†	Stock Purchase Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

10.2(3)†	Exclusive License Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

10.3(3)†	Amendment No. 1 to Exclusive License Agreement, dated February 21, 2003, between us and The Curators of the University of Missouri

10.4(3)†	Omeprazole Supply Agreement, dated September 25, 2003, among us, InterChem Trading Corporation and Union Quimico Farmaceutica, S.A.

10.5(3)†	Manufacturing and Supply Agreement, dated December 19, 2003, between us and Patheon Inc.

10.6(6)+	Amended and Restated Manufacturing and Supply Agreement, dated December 19, 2006, between us and Patheon Inc.

10.7(3)†	Capital Reimbursement Agreement, dated December 19, 2003, between us and Patheon Inc.

10.8(7) †	Manufacturing and Supply Agreement, dated September 27, 2004, between us and OSG Norwich Pharmaceuticals, Inc.

10.9(7) †	Co-Promotion Agreement, dated October 4, 2004, between us and Otsuka America Pharmaceutical, Inc.

10.10(8) †	Amendment No. 1 to Co-Promotion Agreement, dated January 6, 2006, between us and Otsuka America Pharmaceutical, Inc.

10.11(5)	Common Stock Purchase Agreement, dated February 3, 2006, between us and Kingsbridge Capital Limited

10.12(9)	Loan and Security Agreement, dated July 28, 2006, between us and Comerica Bank

10.13(9)	LIBOR Addendum to Loan and Security Agreement, dated July 28, 2006, between us and Comerica Bank

10.14(10)+	OTC License Agreement, dated October 17, 2006, between us and Schering-Plough Healthcare Products, Inc.

10.15(11)+	Service Agreement, dated November 3, 2006, between us and Ventiv Commercial Services, LLC (d/b/a inVentiv Commercial Services, LLC)

10.16(3)	Office Building Lease, dated August 24, 2001, between us and Torrey View Associates LP

10.17(3)	Irrevocable Stand-by Letter of Credit, dated August 24, 2001, issued by UBS Paine Webber Inc.

10.18(3)#	Form of Indemnification Agreement between us and each of our directors and officers

10.19(3)#	1998 Stock Option Plan

10.20(12)#	Amendment to 1998 Stock Option Plan

10.21(13)#	Amended and Restated 2004 Equity Incentive Award Plan

10.22(12)#	Amendment No. 1 to Amended and Restated 2004 Equity Incentive Award Plan

10.23(14)#	Amendment No. 2 to Amended and Restated 2004 Equity Incentive Award Plan

10.24(15)#	Form of Stock Option Agreement under Amended and Restated 2004 Equity Incentive Award Plan

10.25(16)#	Form of Immediately Exerciseable Stock Option Agreement under Amended and Restated 2004 Equity Incentive Award Plan

10.26(13)#	Amended and Restated Employee Stock Purchase Plan

10.27(17)#	Amended and Restated Employment Agreement, dated March 1, 2006, between us and Gerald T. Proehl

10.28(17)#	Amended and Restated Employment Agreement, dated March 1, 2006, between us and Debra P. Crawford

10.29(17)#	Amended and Restated Employment Agreement, dated March 1, 2006, between us and William C. Denby, III

10.30(17)#	Amended and Restated Employment Agreement, dated March 1, 2006, between us and Warren E. Hall

10.31(17)#	Amended and Restated Employment Agreement, dated March 1, 2006, between us and Julie A. DeMeules

Exhibit
Number	Description
10.32(17)#	Amended and Restated Employment Agreement, dated March 1, 2006, between us and Michael D. Step

10.33(17)#	Employment Agreement, dated March 1, 2006, between us and E. David Ballard, II, M.D.

10.34(17)#	Employment Agreement, dated March 1, 2006, between us and Carey J. Fox

10.35(18)#	2005 Bonus Plan

10.36(19)#	2006 Bonus Plan

10.37(20)#	2007 Bonus Plan

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 13, 2004.

(2)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 17, 2004.

(3)	Incorporated by reference to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2003, as amended (File No. 333-111515).

(4)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2006.

(5)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 3, 2006.

(6)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2006.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004.

(8)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2006.

(9)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 1, 2006.

(10)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 18, 2006.

(11)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 7, 2006.

(12)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 7, 2006.

(13)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 13, 2004.

(14)	Incorporated by reference to our Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 21, 2006.

(15)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 8, 2005.

(16)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2005.

(17)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 2, 2006.

(18)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 22, 2005.

(19)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2006.

(20)	Incorporated by reference to our applicable Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2006.

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

+	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

#	Indicates management contract or compensatory plan.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Santarus, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
     (c) Financial Statement Schedule.
     See Item 15(a)(2) above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTARUS, INC.
Dated: March 5, 2007
	By:	/s/ GERALD T. PROEHL

Gerald T. Proehl
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GERALD T. PROEHL	President, Chief Executive	March 5, 2007
Gerald T. Proehl	Officer and Director (Principal Executive Officer)

/s/ DEBRA P. CRAWFORD	Senior Vice President and Chief	March 5, 2007
Debra P. Crawford	Financial Officer (Principal Financial and Accounting Officer)

/s/ DAVID F. HALE	Director	March 5, 2007
David F. Hale	(Chairman of the Board of Directors)

/s/ DANIEL D. BURGESS	Director	March 5, 2007
Daniel D. Burgess

/s/ MICHAEL G. CARTER, M.B., CH.B., F.R.C.P.(U.K.)	Director	March 5, 2007
Michael G. Carter, M.B., Ch.B., F.R.C.P. (U.K.)

/s/ MICHAEL E. HERMAN	Director	March 5, 2007
Michael E. Herman

/s/ TED W. LOVE, M.D.	Director	March 5, 2007
Ted W. Love, M.D.

/s/ KENT SNYDER	Director	March 5, 2007
Kent Snyder

SANTARUS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Santarus, Inc.
     We have audited the accompanying balance sheets of Santarus, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Santarus, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Note 1 to the financial statements, Santarus, Inc. changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Santarus Inc.’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California February 28, 2007

Santarus, Inc.
Balance Sheets

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$70,883,641	$59,916,226
Short-term investments	4,650,000	9,450,280
Accounts receivable, net	7,133,799	2,663,483
Inventories, net	6,979,269	3,133,241
Other current assets	1,243,333	1,252,923

Total current assets	90,890,042	76,416,153

Long-term restricted cash	1,700,000	1,950,000
Property and equipment, net	334,402	617,522
Other assets	703,777	951,708

Total assets	$93,628,221	$79,935,383

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$22,534,518	$9,485,278
Allowance for product returns	1,623,023	4,463,616
Current portion of deferred revenue	7,722,008	2,895,162

Total current liabilities	31,879,549	16,844,056

Deferred revenue, less current portion	15,444,015	8,571,428
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized at December 31, 2006 and 2005; no shares issued and outstanding at December 31, 2006 and 2005	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized at December 31, 2006 and 2005; 50,730,622 and 44,467,087 shares issued and outstanding at December 31, 2006 and 2005, respectively	5,073	4,447
Additional paid-in capital	306,033,378	259,486,970
Deferred compensation	—	(1,699,932)
Accumulated other comprehensive loss	—	(4,120)
Accumulated deficit	(259,733,794)	(203,267,466)

Total stockholders’ equity	46,304,657	54,519,899

Total liabilities and stockholders’ equity	$93,628,221	$79,935,383

See accompanying notes.

Santarus, Inc.
Statements of Operations

	Years Ended December 31,
	2006	2005	2004
Revenues:
Product sales, net	$45,979,504	$13,666,556	$633,468
Contract revenue	3,262,548	12,857,143	714,286

Total revenues	49,242,052	26,523,699	1,347,754
Costs and expenses:
Cost of sales	4,927,017	2,129,110	1,968,388
License fees and royalties	6,437,133	3,413,317	5,088,686
Research and development	7,572,072	11,291,700	24,822,483
Selling, general and administrative	89,828,051	79,391,285	52,354,341

Total costs and expenses	108,764,273	96,225,412	84,233,898

Loss from operations	(59,522,221)	(69,701,713)	(82,886,144)
Interest and other income, net	3,055,893	4,715,845	1,390,837

Net loss	(56,466,328)	(64,985,868)	(81,495,307)
Accretion to redemption value of redeemable convertible preferred stock	—	—	(1,124,510)

Net loss attributable to common stockholders	$(56,466,328)	$(64,985,868)	$(82,619,817)

Basic and diluted net loss per share	$(1.19)	$(1.66)	$(3.30)

Weighted average shares outstanding to calculate basic and diluted net loss per share	47,355,050	39,187,537	25,016,720
See accompanying notes.

Santarus, Inc.
Statements of Stockholders’ Equity (Deficit)

							Accumulated
							other
	Convertible				Additional		comprehensive
	preferred stock		Common stock		paid-in	Deferred	income	Accumulated
	Shares	Amount	Shares	Amount	capital	compensation	(loss)	deficit	Total
Balance at December 31, 2003	19,597,208	$1,960	2,398,440	$240	$50,568,886	$(8,646,845)	$(13,114)	$(55,661,781)	$(13,750,654)
Issuance of common stock upon exercise of stock options	—	—	309,420	31	620,857	—	—	—	620,888
Issuance of common stock under employee stock purchase plan	—	—	64,611	6	494,268	—	—	—	494,274
Issuance of common stock upon exercise of warrants	—	—	15,231	2	1,395	—	—	—	1,397
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	—	—	—	(1,124,510)	(1,124,510)
Issuance of common stock in public offerings, net of issuance costs	—	—	13,800,000	1,380	116,848,620	—	—	—	116,850,000
Conversion of redeemable convertible preferred stock into common stock	—		12,542,697	1,254	58,748,534	—	—	—	58,749,788
Conversion of convertible preferred stock into common stock	(19,597,208)	(1,960)	7,198,062	720	1,240	—	—	—	—
Deferred compensation related to issuance of stock options to employees	—	—	—	—	1,392,895	(1,392,895)	—	—	—
Unamortized deferred compensation on cancelled stock options	—	—	—	—	(290,340)	290,340	—	—	—
Amortization of deferred compensation	—	—	—	—	—	5,176,802	—	—	5,176,802
Compensation related to non-employee stock options	—	—	—	—	494,786	—	—	—	494,786
Net loss	—	—	—	—	—	—	—	(81,495,307)	(81,495,307)
Unrealized loss on investments	—	—	—	—	—	—	(174,424)	—	(174,424)

Comprehensive loss	—	—	—	—	—	—	—	—	(81,669,731)

Balance at December 31, 2004	—	—	36,328,461	3,633	228,881,141	(4,572,598)	(187,538)	(138,281,598)	85,843,040

							Accumulated
							other
	Convertible				Additional		comprehensive
	preferred stock		Common stock		paid-in	Deferred	income	Accumulated
	Shares	Amount	Shares	Amount	capital	compensation	(loss)	deficit	Total
Balance at December 31, 2004	—	—	36,328,461	3,633	228,881,141	(4,572,598)	(187,538)	(138,281,598)	85,843,040
Issuance of common stock upon exercise of stock options, net of 19,485 unvested shares repurchased	—	—	81,147	8	113,535	—	—	—	113,543
Issuance of common stock under employee stock purchase plan	—	—	698,522	70	1,769,263	—	—	—	1,769,333
Issuance of common stock as stock bonus	—	—	8,957	1	38,999	—	—	—	39,000
Issuance of common stock in registered direct offering, net of issuance costs	—	—	7,350,000	735	28,967,515	—	—	—	28,968,250
Deferred compensation related to issuance of stock options to employees	—	—	—	—	115,806	(115,806)	—	—	—
Unamortized deferred compensation on cancelled stock options	—	—	—	—	(513,334)	513,334	—	—	—
Amortization of deferred compensation	—	—	—	—	—	2,475,138	—	—	2,475,138
Compensation related to non-employee stock options	—	—	—	—	114,045	—	—	—	114,045
Net loss	—	—	—	—	—	—	—	(64,985,868)	(64,985,868)
Unrealized gain on investments	—	—	—	—	—	—	183,418	—	183,418

Comprehensive loss	—	—	—	—	—	—	—	—	(64,802,450)

Balance at December 31, 2005	—	—	44,467,087	4,447	259,486,970	(1,699,932)	(4,120)	(203,267,466)	54,519,899
Issuance of common stock upon exercise of stock options, net of 10,187 unvested shares repurchased	—	—	402,221	41	1,523,123	—	—	—	1,523,164
Issuance of common stock under Committed Equity Financing Facility, net of issuance costs	—	—	5,401,787	540	36,259,734	—	—	—	36,260,274
Financing cost of warrant issued in connection with Committed Equity Financing Facility	—	—	—	—	(1,282,318)	—	—	—	(1,282,318)
Issuance of warrant in connection with Committed Equity Financing Facility	—	—	—	—	1,282,318	—	—	—	1,282,318
Issuance of common stock upon exercise of warrants	—	—	14,832	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	444,695	44	1,138,817	—	—	—	1,138,861
Stock-based compensation	—	—	—	—	9,324,667	—	—	—	9,324,667
Reclassification of deferred compensation due to adoption of SFAS No. 123(R)	—	—	—	—	(1,699,932)	1,699,932	—	—	—
Net loss	—	—	—	—	—	—	—	(56,466,328)	(56,466,328)
Unrealized gain on investments	—	—	—	—	—	—	4,120	—	4,120

Comprehensive loss	—	—	—	—	—	—	—	—	(56,462,208)

Balance at December 31, 2006	—	$—	50,730,622	$5,073	$306,033,378	$—	$—	$(259,733,794)	$46,304,657

See accompanying notes.

Santarus, Inc.
Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
Operating activities
Net loss	$(56,466,328)	$(64,985,868)	$(81,495,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	591,678	624,672	446,311
Stock-based compensation	9,324,667	2,628,183	5,671,588
Changes in operating assets and liabilities:
Accounts receivable, net	(4,470,316)	(1,862,764)	(800,719)
Inventories, net	(3,846,028)	(1,171,452)	(1,961,789)
Other current assets	9,590	1,228,491	(1,664,198)
Other assets	—	—	93,274
Accounts payable and accrued liabilities	13,049,240	(5,320,531)	10,971,552
Allowance for product returns	(2,840,593)	(2,593,592)	7,057,208
Deferred revenue	11,737,452	(2,857,143)	14,285,714

Net cash used in operating activities	(32,910,638)	(74,310,004)	(47,396,366)

Investing activities
Purchase of short-term investments	(4,384,600)	(36,147,117)	(162,098,301)
Sales and maturities of short-term investments	9,189,000	121,836,000	109,753,220
Long-term restricted cash	250,000	(1,000,000)	—
Purchases of property and equipment	(60,627)	(65,216)	(733,525)
Deposits on manufacturing equipment	—	(114,935)	(1,047,172)

Net cash provided by (used in) investing activities	4,993,773	84,508,732	(54,125,778)

Financing activities
Exercise of stock options	1,523,164	113,543	620,888
Issuance of common stock, net	37,399,135	30,737,583	117,345,671
Payments on equipment notes payable	(38,019)	(185,980)	(255,274)

Net cash provided by financing activities	38,884,280	30,665,146	117,711,285

Increase in cash and cash equivalents	10,967,415	40,863,874	16,189,141
Cash and cash equivalents at beginning of the year	59,916,226	19,052,352	2,863,211

Cash and cash equivalents at end of the year	$70,883,641	$59,916,226	$19,052,352

Supplemental disclosure of cash flow information:
Interest paid	$14,179	$21,203	$33,626

Supplemental schedule of noncash investing and financing activities:
Issuance of warrant in connection with Committed Equity Financing Facility	$1,282,318	$—	$—

Accretion to redemption value of redeemable convertible preferred stock	$—	$—	$1,124,510

Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	$—	$—	$58,749,788

See accompanying notes.

SANTARUS, INC.
NOTES TO FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Organization and Business
     Santarus, Inc. (“Santarus” or the “Company”) is a specialty pharmaceutical company focused on acquiring, developing and commercializing proprietary products that address the needs of patients treated by gastroenterologists or primary care physicians. Santarus was incorporated on December 6, 1996 as a California corporation and did not commence significant business activities until late 1998. On July 9, 2002, the Company reincorporated in the State of Delaware.
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
Reclassification
     Certain previously reported amounts have been reclassified to conform to the current period presentation. Stock-based compensation expense in the statements of operations for the years ended December 31, 2005 and 2004 has been reclassified and included in the applicable statements of operations line items of research and development and selling, general and administrative in a manner consistent with the statements of operations presentation for the year ended December 31, 2006.
Cash and Cash Equivalents
     Cash and cash equivalents consist of highly liquid investments with a remaining maturity of three months or less when purchased.
Investments
     The Company has classified its debt securities as available-for-sale and, accordingly, carries its short-term investments at fair value, and unrealized holding gains or losses on these securities are carried as a separate component of stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary (of which there have been none to date) on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.
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
     The Company sells its products to established wholesale distributors in the pharmaceutical industry. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is not required. Approximately 91% of the accounts receivable balance as of December 31, 2006 represents amounts due from three customers. The Company evaluates the collectibility of its accounts receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, the Company did not record an allowance for doubtful accounts at December 31, 2006.
     The Company relies on OSG Norwich Pharmaceuticals, Inc., located in New York, as the current sole third-party manufacturer of Zegerid Capsules. In addition, the Company relies on a single third-party manufacturer located outside of the U.S., Patheon Inc., for the supply of Zegerid Powder for Oral Suspension, and the Company is obligated under the supply agreement to purchase a significant portion of its requirements of this product from Patheon. The Company also currently relies on a single third-party supplier located outside of the U.S., Union Quimico Farmaceutica, S.A., or Uquifa, for the supply of omeprazole, which is an active pharmaceutical ingredient in each of its current products. The Company is obligated under the supply agreement with Uquifa to purchase all of its requirements of omeprazole from this supplier. The Company also currently has only two approved suppliers for sodium bicarbonate, which is a component in the marketed powder for oral suspension and capsule products, and the Company relies on its third-party manufacturers to purchase the sodium bicarbonate. Additionally, the Company relies on single suppliers for certain excipients in the capsule and powder for oral suspension products.
Inventories, Net
     Inventories are stated at the lower of cost (FIFO) or market and consist of finished goods and raw materials used in the manufacture of the Company’s Zegerid Capsules and Zegerid Powder for Oral Suspension products. The Company provides reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and on firm purchase commitments, compared to forecasts of future sales.
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
Impairment of Long-Lived Assets
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. There have been no indicators of impairment through December 31, 2006.
Revenue Recognition
     The Company follows the provisions of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and recognizes revenue when there is persuasive evidence that an arrangement exists, title has passed, the price is fixed or determinable, and collectibility is reasonably assured.
     Product Sales, Net. The Company sells its Zegerid products primarily to pharmaceutical wholesale distributors. The Company is obligated to accept from customers the return of products that are within six months of their expiration date or up to 12 months beyond their expiration date. The Company authorizes returns for damaged products and exchanges for expired products in accordance with its return goods policy and procedures, and has established allowances for such amounts at the time of sale. The Company commercially launched Zegerid Capsules in late March 2006 and launched Zegerid Powder for Oral Suspension 20 mg in late 2004 and the 40 mg dosage strength in early 2005.
     The Company recognizes revenue from product sales in accordance with SAB No. 104 and SFAS No. 48, Revenue Recognition When Right of Return Exists. Among its criteria for revenue recognition from sale transactions where a buyer has a right of return, SFAS No. 48 requires the amount of future returns to be reasonably estimated. Prior to the fourth quarter of 2006, the Company was unable to reasonably estimate the amount of future product returns, and therefore, deferred the recognition of revenue on product shipments of its Zegerid products until units were dispensed through patient prescriptions. Units dispensed are not generally subject to return. Prior to the fourth quarter of 2006, the allowance for product returns was based on an analysis of Zegerid product shipments to the Company’s wholesale distributors in excess of units dispensed through patient prescriptions. In order to develop a methodology and provide a basis for estimating future product returns on sales to customers at the time title transfers, the Company has been tracking its Zegerid products return history, taking into consideration product expiration dating and inventory levels in the distribution channel. Based on the product returns history gathered through the end of 2006, the Company determined that it had the information needed to reasonably estimate future product returns, and as a result, the Company reduced the allowance for product returns during the quarter ended December 31, 2006 and recognized net product sales of $3.4 million in 2006, representing revenue previously deferred, net of contractual allowances and other discounts. As a result of the Company’s ability to estimate product returns at the time title passes to its customers, the Company’s net loss was reduced by $2.7 million in 2006, representing $3.4 million in net product sales, partially offset by the related cost of sales and royalties. The Company will continue to recognize product sales at the time title passes to its customers, and the Company will provide for an estimate of future product returns at that time based upon its historical product returns trends and analysis of product expiration dating and inventory levels in the distribution channel.
     The Company recognizes product sales net of estimated allowances for product returns, managed care rebates, reimbursements relating to Medicaid and Medicare, patient coupons, chargebacks from distributors, wholesaler fees and prompt payment and other discounts. The Company’s estimates for product returns and sales allowances take into consideration current contractual and statutory requirements, specific known market events and trends, internal and external historical data, and sales trends and forecasts. There may be a significant time lag between the date the estimated allowance is determined and when the contractual payment is made or credit is issued to a customer. Due to this time lag, the Company records adjustments to its estimated allowances over several periods, which can result in a net increase in net loss or a net decrease in net loss in those periods. To date, actual results have not materially differed from the Company’s estimates. Such estimates require management’s most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. If actual future payments for returns, rebates, coupons, chargebacks and other discounts exceed the estimates made at the time of sale, the Company’s financial position, results of operations and cash flows would be negatively impacted.
     Contract Revenue. The Company recognizes contract revenue consistent with the provisions of SAB No. 104 and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company analyzes each element of its licensing and co-promotion agreements to determine the appropriate revenue recognition. The Company recognizes revenue on upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. The Company recognizes milestone payments upon the achievement of specified milestones if (1) the milestone is substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement and (2) the fees are nonrefundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recognized as deferred revenue. Sales milestones and royalties will be recognized when earned under the agreements. Certain elements of the Company’s licensing and co-promotion agreements are described below:
•	In November 2006, the Company received a nonrefundable $15.0 million upfront license fee in connection with its license agreement with Schering-Plough Healthcare Products, Inc. (“Schering-Plough”). The $15.0 million upfront payment is being amortized to revenue on a straight-line basis over a 37-month period through the end of 2009 which represents the estimated period over which the Company has significant responsibilities under the agreement.

•	In February 2005, the Company received a $10.0 million milestone payment in connection with its sublicense agreement with TAP Pharmaceutical Products Inc. (“TAP”). The Company received the milestone payment after prevailing in an alternative dispute resolution proceeding in which the Company alleged that TAP had achieved a development milestone. Pursuant to its license agreement with the University of Missouri, the Company paid 15% of the February 2005 milestone to the University of Missouri. In addition to the provisions of SAB No. 104 and EITF Issue No. 00-21, the Company evaluated the criteria outlined in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it was appropriate to record the gross amount of sublicense revenues and related costs or the net amount earned under the arrangement. Upon receipt of the milestone, the Company recognized the gross amount of sublicense revenue and related costs as the Company had no future obligations pursuant to the arrangement, was the primary obligor in the arrangement, had latitude in establishing the amounts received under the arrangement, and was involved in the determination of the scope of technology sublicensed under the agreement.
•	In October 2004, the Company received a nonrefundable $15.0 million upfront payment in connection with its co-promotion agreement with Otsuka America Pharmaceutical, Inc. (“Otsuka America”). The $15.0 million upfront payment is being amortized to revenue on a straight-line basis over the 63-month contractual term through the end of 2009.
Patent Costs
     Costs related to filing and pursuing patent applications are expensed as incurred as recoverability of such expenditures is uncertain.
License Fees and Research and Development Expenses
     Research and development expenses have consisted primarily of costs associated with clinical trials of the Company’s products under development as well as clinical studies designed to further differentiate its Zegerid products from those of its competitors, development of and preparation for commercial manufacturing of the Company’s products, compensation and other expenses related to research and development personnel and facilities expenses. Clinical trial costs include fees paid to clinical research organizations, research institutions and other service providers, which conduct certain research activities on behalf of the Company.
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
Advertising Expense
     The Company records the cost of its advertising efforts when services are performed or goods are delivered. The Company recorded approximately $5.7 million, $5.0 million and $4.4 million in advertising expense for the years ended December 31, 2006, 2005 and 2004, respectively.
Stock-Based Compensation
     Prior to January 1, 2006, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounted for share-based payments to employees using the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and, as such, generally recognized no compensation cost for employee stock options when the exercise price was equal to or in excess of the fair value of the stock at the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”) using the modified prospective transition method. Under this transition method, compensation cost recognized for the year ended December 31, 2006 included (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.
     Prior to the adoption of SFAS No. 123(R), the Company presented deferred compensation as a separate component of stockholders’ equity. Deferred compensation represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of grant. For the years ended December 31, 2005 and 2004, the Company recognized stock-based compensation expense of approximately $2.5 million and $5.2 million, respectively, resulting from the amortization of deferred compensation. In accordance with the provisions of SFAS No. 123(R), on January 1, 2006, the Company reclassified the balance in deferred compensation to additional paid-in capital on the balance sheet.
     As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net loss for the year ended December 31, 2006 is approximately $7.7 million higher than if it had continued to account for stock-based compensation under APB Opinion No. 25. Basic and diluted net loss per share for the year ended December 31, 2006 is $0.16 higher than if the Company continued to account for stock-based compensation under APB Opinion No. 25.
     The Company estimates the fair value of stock options and employee stock purchase plan rights granted using the Black-Scholes valuation model. For options granted prior to January 1, 2006, the Company amortizes the fair value on an accelerated basis. For options granted after January 1, 2006, the Company amortizes the fair value on a straight-line basis. All options are amortized over the requisite service period of the awards, which is generally the vesting period. Pre-vesting forfeitures were estimated to be approximately 0% for the year ended December 31, 2006 as the majority of options granted contain monthly vesting terms. The fair value of each option is estimated on the date of grant using the Black-Scholes valuation model. The following assumptions were used during these periods:

	Years Ended December 31,
	2006	2005	2004
Stock Options:
Risk-free interest rate	4.6% – 5.0%	3.7% – 4.4%	2.7% – 3.6%
Expected volatility	60%	70%	70%
Expected life of options (years)	5.27 – 6.08	4.75 – 8.00	4.00 – 8.06
Expected dividend yield	—	—	—

Employee Stock Purchase Plan:

Risk-free interest rate	4.8% – 5.1%	3.2% – 4.4%	2.5% – 3.1%
Expected volatility	60%	70%	70%
Expected life of options (years)	0.50 – 2.00	0.50 – 2.00	0.50 – 2.16
Expected dividend yield	—	—	—
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
     Expected Life of Options. In determining the expected life of the options, the Company uses the “short-cut” method described in SAB No. 107. Under this method, the expected life is presumed to be the mid-point between the vesting date and the end of the contractual term.
     Expected Dividend Yield. The Company has never paid any dividends and does not intend to in the near future.
     The weighted average per share fair value of stock options granted in the years ended December 31, 2006, 2005 and 2004 was $4.10, $4.34 and $6.78, respectively. The weighted average per share fair value of employee stock purchase plan rights granted in the years ended December 31, 2006, 2005 and 2004 was $3.34, $1.35 and $4.31, respectively. As of December 31, 2006, total unrecognized compensation cost related to stock options and employee stock purchase plan rights was approximately $8.3 million, and the weighted average period over which it is expected to be recognized is 2.2 years.
     The following table illustrates the effect on net income and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock plans for 2005 and 2004. For purposes of this pro forma disclosure, the value of options is estimated using the Black-Scholes valuation model and amortized to expense over the options’ vesting periods.

	Years Ended December 31,
	2005	2004
Net loss
Net loss as reported	$(64,985,868)	$(82,619,817)
Add: Stock-based employee compensation included in reported net loss	2,514,138	5,176,802
Deduct: Stock-based employee compensation determined under fair value method	(11,220,174)	(9,748,804)

Net loss including stock-based compensation	$(73,691,904)	$(87,191,819)

Net loss per share
Basic and diluted — as reported in prior year	$(1.66)	$(3.30)

Basic and diluted — including stock-based employee compensation	$(1.88)	$(3.49)

Comprehensive Income (Loss)
     Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss), specifically unrealized gains and losses on securities available-for-sale. Comprehensive loss consists of the following:

	Years Ended December 31,
	2006	2005	2004
Net loss	$(56,466,328)	$(64,985,868)	$(81,495,307)
Unrealized gain (loss) on investments	4,120	183,418	(174,424)

Comprehensive loss	$(56,462,208)	$(64,802,450)	$(81,669,731)

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
     For the year ended December 31, 2004, the shares used to compute basic and diluted pro forma net loss per share represent the weighted average common shares outstanding, reduced by the weighted average unvested common shares subject to repurchase, and includes the assumed conversion of all outstanding shares of the Company’s redeemable convertible preferred stock and convertible preferred stock (collectively, the “Preferred Stock”) into shares of common stock using the as-if converted method as of the beginning of the period presented. In connection with the completion of the Company’s initial public offering in April 2004, 19,740,759 shares of common stock were issued upon conversion of all outstanding shares of Preferred Stock.

	Years Ended December 31,
	2006	2005	2004
Historical:
Numerator:
Net loss	$(56,466,328)	$(64,985,868)	$(81,495,307)
Accretion to redemption value of redeemable convertible preferred stock	—	—	(1,124,510)

Net loss attributable to common stockholders	$(56,466,328)	$(64,985,868)	$(82,619,817)

Denominator:
Weighted average common shares	47,399,739	39,281,837	25,230,528
Weighted average unvested common shares subject to repurchase	(44,689)	(94,300)	(213,808)

Denominator for basic and diluted net loss per share	47,355,050	39,187,537	25,016,720

Basic and diluted net loss per share	$(1.19)	$(1.66)	$(3.30)

Pro forma:
Pro forma net loss			$(81,495,307)

Basic and diluted pro forma net loss per share (unaudited)			$(2.70)
Pro forma adjustments to reflect assumed weighted average effect of conversion of preferred stock (unaudited)			5,177,904

Weighted average shares outstanding to calculate basic and diluted pro forma net loss per share (unaudited)			30,194,624

Historical outstanding antidilutive securities not included in diluted net loss per share calculation:
Common stock subject to repurchase	29,208	64,840	117,095
Options to purchase common stock	6,543,006	5,794,610	3,890,914
Stock warrants	366,284	59,405	59,405

	6,938,498	5,918,855	4,067,414

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
New Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement for a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the impact that the adoption of FIN No. 48 will have on its financial position and results of operations.

2. Investments
     The following is a summary of investments as of December 31, 2006 and 2005, which includes amounts classified as cash, cash equivalents, short-term investments and restricted cash. All investments held as of December 31, 2006 and 2005 have contractual maturities within one year.

	Amortized		Unrealized
	Cost	Market Value	Loss
December 31, 2006:
U.S. government and state agencies	$4,650,000	$4,650,000	$—
Corporate debt securities	63,601,035	63,601,035	—
Money market funds	8,982,606	8,982,606	—

Total	$77,233,641	$77,233,641	$—

December 31, 2005:
U.S. government and state agencies	$8,949,629	$8,947,110	$(2,519)
Corporate debt securities	54,114,749	54,113,148	(1,601)
Money market funds	8,256,248	8,256,248	—

Total	$71,320,626	$71,316,506	$(4,120)

     There were no gross realized gains or losses on sales of available-for-sale securities for the years ended December 31, 2006 and 2005.
3. Balance Sheet Details
     Inventories, net consist of the following:

	December 31,
	2006	2005
Raw materials	$1,854,492	$1,361,461
Finished goods	5,534,141	1,978,925

	7,388,633	3,340,386
Allowance for excess and obsolete inventory	(409,364)	(207,145)

	$6,979,269	$3,133,241

     Property and equipment, net consist of the following:

	December 31,
	2006	2005
Computer equipment and software	$974,442	$936,722
Office equipment and furniture	766,822	760,063
Leasehold improvements	345,724	345,724

	2,086,988	2,042,509
Less accumulated depreciation and amortization	(1,752,586)	(1,424,987)

	$334,402	$617,522

     For the years ended December 31, 2006, 2005 and 2004, depreciation expense was approximately $343,000, $396,000 and $401,000, respectively.
     Accounts payable and accrued liabilities consist of the following:

	December 31,
	2006	2005
Accounts payable	$3,386,497	$1,647,492
Accrued compensation and benefits	5,587,290	3,697,174
Accrued rebates	7,130,887	1,371,754
Accrued royalties	2,708,623	695,529
Other accrued liabilities	3,721,221	2,073,329

	$22,534,518	$9,485,278

4. License Agreements
     In January 2001, the Company entered into a technology license agreement with the University of Missouri. Under the technology license agreement, the University of Missouri granted the Company an exclusive, worldwide license to certain technologies and patent rights. Pursuant to the terms of the license agreement, the Company issued to the University of Missouri 164,284 shares of the Company’s common stock and paid an upfront licensing fee of $1.0 million, a one-time $1.0 million milestone fee upon the filing of the Company’s first new drug application (“NDA”) in 2003 and a one-time $5.0 million milestone fee upon the FDA’s approval of Zegerid Powder for Oral Suspension 20 mg in 2004. The Company is required to make additional milestone payments to the University of Missouri upon the achievement of certain regulatory events related to obtaining approvals outside the U.S., which may total up to $3.5 million in the aggregate. The Company is also required to make milestone payments based on first-time achievement of significant sales thresholds, up to a maximum of $86.3 million, and to pay royalties on net sales of the Company’s products. Under the license agreement, the Company is permitted to sublicense its rights to third parties. The Company is obligated to make payments to the University of Missouri in connection with any sublicense, the nature of which depends on the specific sublicense structure. The license agreement is valid through the last to expire patent issued pursuant to the license agreement, or in countries in which there are no pending patent applications or existing patents, terminates on a country-by-country basis on the fifteenth anniversary of the Company’s first commercial sale in such country. The rights under the University of Missouri license are subject to early termination under specified circumstances. Management believes that it has currently met all of its obligations under the license agreement.
     Under the University of Missouri technology license agreement, the Company entered into a five-year sponsored research agreement in August 2001. The Company supported the program by granting cash, which was paid and expensed in 20 equal quarterly installments. The research agreement expired in the year ended December 31, 2006.
     In June 2002, the Company entered into a sublicense agreement granting TAP certain rights to the technologies the Company licenses from the University of Missouri, in exchange for an upfront fee of $8.0 million, milestone payments and royalties on any future sales, subject to conditions contained in the agreement. The Company paid 15% of the upfront fee to the University of Missouri. In February 2005, the Company received a $10.0 million milestone payment from TAP, after the Company prevailed in an alternative dispute resolution proceeding, which was recognized as contract revenue in 2005. The Company initiated the alternative dispute resolution process in August 2003, asserting that TAP achieved a development milestone under the terms of the sublicense agreement. The assertion was contested by TAP, and in the proceeding, it was determined that the Company was entitled to the milestone payment plus interest and legal expenses. In March 2005, the Company paid 15% of the milestone payment received from TAP to the University of Missouri. TAP exercised its rights to terminate the sublicense agreement effective March 7, 2006.
     In October 2006, the Company entered into a license agreement with Schering-Plough, pursuant to which the Company granted Schering-Plough rights to develop, manufacture, market and sell omeprazole products using the Company’s patented PPI technology for the over-the-counter (“OTC”) market in the U.S. and Canada. Schering-Plough is responsible, at its sole expense, for all activities related to product and clinical development, manufacturing, regulatory matters, marketing and sales of products under the license agreement and is required to use diligent efforts to conduct and complete such activities in a timely manner. The Company and Schering-Plough have formed a joint steering committee to oversee Schering-Plough’s activities under the license agreement and to facilitate communications between the parties.
     In November 2006, the Company received a nonrefundable $15.0 million upfront license fee from Schering-Plough. The $15.0 million upfront payment is being amortized to revenue on a straight-line basis over a 37- month period through the end of 2009 which represents the estimated period over which the Company has significant responsibilities under the agreement. The Company may receive up to an additional $65.0 million in milestone payments upon the achievement of certain regulatory and sales milestones. The Company will also receive low double-digit royalties, subject to adjustment in certain circumstances, on net sales of any OTC products sold by Schering-Plough under the license agreement. In turn, the Company will be obligated to pay royalties to the University of Missouri based on net sales of any OTC products sold by Schering-Plough.

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
5. Co-Promotion Agreement
     The Company has a non-exclusive agreement with Otsuka America under which Otsuka America is co-promoting Zegerid Capsules and Zegerid Powder for Oral Suspension to targeted U.S. physicians. The Company originally entered into the agreement in October 2004 and amended the terms of the agreement in January 2006. Under the agreement, the Company received a nonrefundable $15.0 million upfront payment from Otsuka America, and has agreed to pay Otsuka America a royalty on total U.S. net sales of Zegerid Capsules and Zegerid Powder for Oral Suspension. The agreement will terminate automatically on December 31, 2009, unless terminated sooner. In addition to other more limited termination rights, either party may terminate the agreement at any time following June 30, 2007, by providing at least 120 days prior written notice. The $15.0 million upfront payment is being amortized to revenue on a straight-line basis over 63 months through December 31, 2009.
6. Long-Term Debt
     In August 2002, the Company entered into a financing agreement, which provided up to $1.4 million of net financing for furniture, equipment and tenant improvements through April 3, 2003. Borrowings under the loan schedule were payable over a thirty-six or forty-eight month period including principal and interest based on three- or four-year U.S. Treasury maturities. The outstanding balance on the loan was paid in full in the year ended December 31, 2006.
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
     Amounts borrowed under the Loan Agreement are secured by substantially all of the Company’s personal property, excluding intellectual property. Under the Loan Agreement, the Company is subject to certain affirmative and negative covenants, including limitations on the Company’s ability: to convey, sell, lease, license, transfer or otherwise dispose of assets; to create, incur, assume, guarantee or be liable with respect to certain indebtedness; to grant liens; to pay dividends and make certain other restricted payments; and to make investments. In addition, the Company is required to maintain a balance of cash at Comerica in an amount of not less than $4.0 million and to maintain any other cash balances with either Comerica or another financial institution covered by a control agreement for the benefit of Comerica. The Company is also subject to certain financial covenants with respect to a minimum liquidity ratio and, when the outstanding loan balances exceed $15.0 million, minimum EBITDA requirements. Management believes that it has currently met all of its obligations under the Loan Agreement. As of December 31, 2006, the Company had not borrowed any amounts under the Loan Agreement.
7. Commitments and Contingencies
Leases
     The Company leases its primary office facility and certain equipment under various operating leases. The facility lease provides for monthly rental payments and expires in March 2008. The annual rent is subject to annual increases of 3.5%. In conjunction with the facilities lease, the Company currently has a letter of credit outstanding for $700,000 naming the landlord as beneficiary. The letter of credit is fully secured by restricted cash and has automatic extensions each year until May 2008. The letter of credit will be reduced to $400,000, and $100,000 at March 31, 2007 and 2008, respectively, and the entire balance may be excused if the Company has $40,000,000 in cash, cash equivalents and short-term investments on hand.
     In November 2004, the Company entered into a master lease agreement giving the Company the ability to lease vehicles under operating leases. In connection with the Company accepting delivery of vehicles and entering into lease obligations in January 2005, the Company established a letter of credit for $1.0 million naming the lessor as beneficiary. The letter of credit is fully secured by restricted cash and has automatic annual extensions. Each lease schedule has an initial term of 12 months from the date of delivery with successive 12-month renewal terms. The Company intends to lease each vehicle, on average, approximately 36 months. The Company guarantees a certain residual value at the lease termination date. If the Company determines that it is probable that a loss will be incurred upon disposition of a vehicle resulting from the remaining book value of the lease exceeding the current fair market value of the vehicle, the Company accrues for the potential loss at the time of such determination.
     At December 31, 2006, estimated annual future minimum payments under the Company’s operating leases are as follows:

2007	$1,932,000
2008	487,000
2009	160,000
2010	16,000

Total minimum lease payments	$2,595,000

     Rent expense on facilities and equipment was approximately $3.0 million, $2.7 million and $1.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.
Commercial Supply Agreement
     In December 2003, the Company entered into a commercial supply agreement, which among other things, obligated the Company to fund up to approximately $1.9 million in manufacturing equipment for the supplier. The supplier is obligated to reimburse the Company for this amount in the event the Company purchases a specified aggregate number of units. Through December 31, 2006, the Company funded approximately $1.2 million of the manufacturing equipment, and the Company does not intend to expend any significant amounts in the future.
Other Long-Term Commitments and Contingencies
     The Company has entered into other long-term commitments for services requiring the Company to make payments of approximately $280,000 and $19,000 in 2007 and 2008, respectively.
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
     The initial term of the service agreement expires on December 1, 2008. The Company has the right to extend the term of the service agreement for up to two additional one year terms, subject to agreement on compensation terms with inVentiv. Prior to the first anniversary of the deployment of inVentiv’s contract sales team, the Company may terminate the service agreement upon payment to inVentiv of a termination fee in a specified amount, which amount will vary depending on the date of such termination. The Company may terminate the service agreement at any time after the one year anniversary of the deployment of inVentiv’s contract sales team without paying a termination fee. In addition, either party may terminate the service agreement upon an uncured material breach by the other party or upon bankruptcy or insolvency of the other party. inVentiv may also terminate the service agreement if the Company fails to make timely payment under the service agreement.

     On August 22, 2005, an unidentified third party filed a Request for Ex Parte Reexamination of U.S. Patent No. 6,699,885 in the U.S. Patent and Trademark Office, or PTO. U.S. Patent No. 6,699,885 is one of five currently issued patents providing coverage for the Zegerid family of products, which are licensed to the Company under our license agreement with the University of Missouri. U.S. Patent No. 6,699,885 generally relates to methods for treating gastric acid related disorders by administering a composition consisting essentially of a PPI and a buffering agent, where a minimum serum concentration of the PPI is achieved within certain time periods. The Company subsequently received notice that the PTO had granted the Request for Reexamination and had issued an initial office action, to which the Company has submitted a response. The reexamination process is provided for by law and requires the PTO to consider the scope and validity of the patent based on substantial new questions of patentability raised by a third party or the PTO. Because the Company and the licensor, the University of Missouri, believe that the scope and validity of the patent claims are appropriate, the Company, in conjunction with the University of Missouri, will vigorously defend the patent position. It is not feasible to predict whether the Company and the University of Missouri ultimately will succeed in maintaining the scope and validity of the claims of this patent during reexamination. If the patent claims in this patent ultimately are narrowed substantially or invalidated by the PTO, the extent of the patent coverage afforded to the Company’s Zegerid family of products could be impaired, which could potentially harm the Company’s business and operating results.
8. Stockholders’ Equity
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

     In February 2006, the Company entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”), which may entitle the Company to sell and obligate Kingsbridge to purchase, from time to time over a period of three years, shares of the Company’s common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. In connection with the CEFF, the Company entered into a common stock purchase agreement and registration rights agreement, and the Company also issued a warrant to Kingsbridge to purchase 365,000 shares of the Company’s common stock at a price of $8.2836 per share. The warrant is fully exercisable beginning after the six month anniversary of the agreement for a period of five years thereafter. The warrant was valued on the date of grant using the Black-Scholes method using the following assumptions: a risk-free interest rate of 4.5%, a volatility factor of 60%, a life of 5.5 years and a dividend yield of zero. The estimated value of the warrant was approximately $1.3 million and was recorded as a component of stockholders’ equity in the year ended December 31, 2006.
     On February 3, 2006, the Company filed a resale shelf registration statement on Form S-3 with the Securities and Exchange Commission to facilitate Kingsbridge’s public resale of shares of the Company’s common stock which it may acquire from the Company from time to time in connection with the Company’s draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that the Company issued to Kingsbridge in connection with the CEFF. The resale shelf registration statement was declared effective on February 13, 2006. In the event that an effective registration statement is not available for the resale of securities purchased by Kingsbridge in connection with a draw down, the Company may be required to pay liquidated damages. In 2006, the Company completed four draw downs under the CEFF and issued a total of 5,401,787 shares in exchange for aggregate gross proceeds of $36.5 million: in March 2006, the Company issued 1,318,201 shares to Kingsbridge in exchange for gross proceeds of $7.8 million (resulting in an average price per share of $5.92); in June 2006, the Company issued 1,406,668 shares to Kingsbridge in exchange for gross proceeds of $8.8 million (resulting in an average price per share of $6.26); in September 2006, the Company issued 1,371,684 shares to Kingsbridge in exchange for gross proceeds of $9.9 million (resulting in an average price per share of $7.22); and in October 2006, the Company issued 1,305,234 shares to Kingsbridge in exchange for gross proceeds of $10.0 million (resulting in an average price per share of $7.66). Accordingly, the remaining commitment of Kingsbridge under the CEFF for the potential purchase of the Company’s common stock is equal to the lesser of $38.5 million in cash consideration or 3,451,378 shares (which shares would be priced at a discount ranging from 6% to 10% of the average market price during any future draw down), subject to certain conditions and restrictions. In connection with the CEFF, the Company has incurred legal fees and other financing costs of approximately $240,000.
Stockholder Rights Plan
     In November 2004, the Company adopted a Stockholder Rights Plan, which was subsequently amended in April 2006 (the “Rights Plan”). The Rights Plan provides for a dividend distribution of one Preferred Share Purchase Right (a “Right”) on each outstanding share of the Company’s common stock held on November 22, 2004. Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer for 15% or more of the common stock. Under certain circumstances, each Right will entitle stockholders to buy one one-thousandth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $100. The Company’s Board of Directors will be entitled to redeem the Rights at $0.01 per Right at any time before a person has acquired 15% or more of the outstanding common stock.
Warrants
     In 2002 and 2003, the Company issued warrants to purchase shares of its common stock in connection with certain consulting services. The warrants are exercisable for a period of approximately 10 years with exercise prices ranging from $1.05 to $2.10 per share. In February 2006, in connection with the CEFF with Kingsbridge, the Company issued a warrant to Kingsbridge to purchase 365,000 shares of the Company’s common stock at a price of $8.2836 per share. The warrant is fully exercisable beginning after the six month anniversary of the agreement for a period of five years thereafter. As of December 31, 2006, warrants to purchase 366,284 shares of common stock were outstanding.

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
     In January 2004, the Company adopted the 2004 Equity Incentive Award Plan (the “2004 Plan”). The 2004 Plan was approved by the Company’s stockholders in February 2004, became effective with the Company’s initial public offering in April 2004 and was subsequently amended and restated in July 2004. As of December 31, 2006, the Company was authorized to issue options to purchase 8,203,012 shares of its common stock under the 2004 Plan and had 3,360,550 shares available for future issuance. In addition, the 2004 Plan contains an “evergreen provision” that allows for an annual increase in the number of shares available for issuance on the first day of the fiscal year, equal to the lesser of 5% of the outstanding capital stock on each January 1, 2,500,000 shares, or an amount determined by the Company’s board of directors. Effective January 1, 2007, the number of shares available for issuance was increased by 2,500,000 shares through the “evergreen provision.” The number of shares of common stock available for issuance will be further increased by any options that are repurchased, forfeited, cancelled or expire under the 1998 Plan.
     Options generally vest over periods ranging from one to five years and expire ten years from the date of grant. Certain options are immediately exercisable, and unvested common shares obtained upon early exercise of options are subject to repurchase by the Company at the original issue price. As of December 31, 2006, 29,208 shares issued from the early exercise of unvested options were subject to repurchase by the Company.
     A summary of stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (years)	Value
Outstanding at January 1, 2006	5,794,610	$5.89
Granted	1,709,975	6.83
Exercised	(412,408)	3.72
Forfeited/expired	(549,171)	7.97

Outstanding at December 31, 2006	6,543,006	$6.10	7.87	$14,489,799

Exercisable at December 31, 2006	4,369,142	$5.39	7.49	$12,787,727

     The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices that were lower than the $7.83 closing price of the Company’s common stock on December 29, 2006. The total intrinsic value of options exercised in the years ended December 31, 2006, 2005 and 2004 was approximately $1.5 million, $388,000 and $1.4 million respectively, determined as of the date of exercise. The Company received approximately $1.5 million, $138,000 and $621,000 in cash from options exercised in the years ended December 31, 2006, 2005 and 2004, respectively.
     The Company accounts for options issued to non-employees under SFAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services. As such, the value of options issued to non-employees is periodically remeasured as the underlying options vest. For the years ended December 31, 2006, 2005 and 2004, stock-based compensation related to stock options issued to non-employees was approximately $505,000, $114,000 and $495,000, respectively.

     For the year ended December 31, 2006, the Company recognized approximately $9.3 million of total stock-based compensation in accordance with SFAS No. 123(R) and EITF Issue No. 96-18.
Employee Stock Purchase Plan
     In April 2004, the Company implemented the employee stock purchase plan, which was approved by the Company’s stockholders in February 2004 and subsequently amended and restated in July 2004. Under the Amended and Restated Employee Stock Purchase Plan (the “ESPP”), employees may contribute up to 20%, subject to certain maximums, of their cash earnings through payroll deductions, to be used to purchase shares of the Company’s common stock on each semi-annual purchase date. The purchase price will be equal to 85% of the market value per share on the employee’s entry date into the offering period, or if lower, 85% of the fair market value on the specified purchase date. The Company initially reserved 400,000 shares of common stock for issuance under the ESPP. In addition, the ESPP contains an “evergreen provision” that allows for an annual increase in the number of shares available for issuance on the first day of the fiscal year, equal to the lesser of 1% of the outstanding capital stock on each January 1, 500,000 shares, or an amount determined by the Company’s board of directors. As of December 31, 2006, the Company had issued 1,207,828 shares of common stock under the ESPP and had 126 shares available for future issuance. Effective January 1, 2007, the number of shares available for issuance was increased by 500,000 shares through the “evergreen provision.”
Shares Reserved for Future Issuance
     Common stock reserved for future issuance as of December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
Stock options issued and outstanding	6,543,006	5,794,610
Authorized for future issuance under equity compensation plans	3,360,676	2,287,964
Stock warrants outstanding	366,284	59,405

	10,269,966	8,141,979

9. 401(k) Plan
     The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the 401(k) plan. However, through December 31, 2006 no such contributions have been made.
10. Income Taxes
     Significant components of the Company’s net deferred tax assets as of December 31, 2006 and 2005 are shown below. A valuation allowance of $94.8 million as of December 31, 2006 has been recognized as realization of such assets is uncertain. The valuation allowance increased by $18.2 million in 2006 primarily due to operating loss carryforwards for which management does not believe the benefit is more likely than not of being realized.

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$81,100,000	$63,816,000
Research and development credits	4,637,000	4,331,000
Capitalized research and development	410,000	1,011,000
Depreciation and amortization	107,000	40,000
Accrued liabilities and other	8,556,000	7,452,000

Total deferred tax assets	94,810,000	76,650,000
Valuation allowance	(94,810,000)	(76,650,000)

Net deferred tax assets	$—	$—

     As of December 31, 2006, the Company has federal and state tax net operating loss carryforwards of approximately $211.4 million and $171.1 million, respectively. The federal and state tax loss carryforwards will begin expiring in 2012 and 2007, respectively, unless previously utilized. As of December 31, 2006, the Company also has federal and state research and development tax credit carryforwards of approximately $3.5 million and $1.7 million, respectively. The federal research and development credit will begin to expire in 2019 unless previously utilized. The California research and development credits do not expire.
     Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% has occurred within a three-year period.

Schedule II — Valuation and Qualifying Accounts

		Additions
				Charged
	Balance at	Charged	Charged to	Against			Balance at
	Beginning of	Against	Costs and	Balance Sheet			End of
	Period	Revenues	Expenses	Accounts	Deductions		Period
Allowance for cash discounts, chargebacks and other sales discounts:
For the year ended December 31, 2006	$(244,848)	$(3,075,531)	$—	$—	$2,633,511	(1)	$(686,868)
For the year ended December 31, 2005	(259,901)	(532,141)	—	—	547,194	(1)	(244,848)
For the year ended December 31, 2004	—	(737,935)	—	—	478,034	(1)	(259,901)
Allowance for excess and obsolete inventory:
For the year ended December 31, 2006	(207,145)	—	(396,841)	—	194,622	(2)	(409,364)
For the year ended December 31, 2005	(1,728,580)	—	(141,096)	(619,747)	2,282,278	(2)	(207,145)
For the year ended December 31, 2004	—	—	(1,420,425)	(308,155)	—		(1,728,580)
Allowance for product returns:
For the year ended December 31, 2006	(4,463,616)	—	—	—	2,840,593	(3)	(1,623,023)
For the year ended December 31, 2005	(7,057,208)	—	—	—	2,593,592	(4)	(4,463,616)
For the year ended December 31, 2004	—	(7,057,208)	—	—	—		(7,057,208)

(1)	Deductions in allowance for cash discounts, chargebacks and other sales discounts represent actual cash discounts, chargebacks and other sales discounts taken.

(2)	Deductions in allowance for excess and obsolete inventory represent physical disposition of inventory.

(3)	Deductions in allowance for product returns represent actual product returns of approximately $1.9 million and a reduction in the allowance due to the Company’s reasonable estimate of future product returns.

(4)	Deductions in allowance for product returns represent actual product returns of approximately $881,000 and a reduction in the allowance based upon an analysis of prescription demand in excess of product shipments to wholesaler distributors.