Form 10-Q
period 2007-03-31
SANTARUS INC
filed 2007-05-02
CIK 1172480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of April 30, 2007 was 50,754,891.

SANTARUS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Santarus, Inc.
Condensed Balance Sheets
(unaudited)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$57,350,403	$70,883,641
Short-term investments	4,650,000	4,650,000
Accounts receivable, net	8,878,965	7,133,799
Inventories, net	6,580,537	6,979,269
Other current assets	2,249,886	1,243,333

Total current assets	79,709,791	90,890,042

Long-term restricted cash	1,400,000	1,700,000
Property and equipment, net	478,656	334,402
Other assets	587,270	703,777

Total assets	$82,175,717	$93,628,221

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$27,765,856	$22,534,518
Allowance for product returns	1,766,798	1,623,023
Current portion of deferred revenue	7,722,008	7,722,008

Total current liabilities	37,254,662	31,879,549

Deferred revenue, less current portion	13,513,513	15,444,015
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized at March 31, 2007 and December 31, 2006; no shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized at March 31, 2007 and December 31, 2006; 50,725,107 and 50,730,622 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	5,073	5,073
Additional paid-in capital	307,572,685	306,033,378
Accumulated deficit	(276,170,216)	(259,733,794)

Total stockholders’ equity	31,407,542	46,304,657

Total liabilities and stockholders’ equity	$82,175,717	$93,628,221

See accompanying notes.

Santarus, Inc.
Condensed Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Product sales, net	$17,027,181	$5,789,855
Contract revenue	1,930,502	714,286

Total revenues	18,957,683	6,504,141
Costs and expenses:
Cost of sales	1,647,500	930,994
License fees and royalties	2,383,805	810,580
Research and development	1,633,659	2,371,685
Selling, general and administrative	30,647,402	23,028,379

Total costs and expenses	36,312,366	27,141,638

Loss from operations	(17,354,683)	(20,637,497)
Interest and other income, net	918,261	712,130

Net loss	$(16,436,422)	$(19,925,367)

Basic and diluted net loss per share	$(0.32)	$(0.45)

Weighted average shares outstanding to calculate basic and diluted net loss per share	50,705,298	44,670,257
See accompanying notes.

Santarus, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating activities
Net loss	$(16,436,422)	$(19,925,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	192,910	152,207
Stock-based compensation	1,538,838	2,393,599
Changes in operating assets and liabilities:
Accounts receivable, net	(1,745,166)	(5,156,663)
Inventories, net	398,732	(216,389)
Other current assets	(1,006,553)	(314,374)
Other assets	(2,930)	—
Accounts payable and accrued liabilities	5,231,338	2,549,295
Allowance for product returns	143,775	3,569,363
Deferred revenue	(1,930,502)	(714,285)

Net cash used in operating activities	(13,615,980)	(17,662,614)

Investing activities
Purchase of short-term investments	—	3,207
Sales and maturities of short-term investments	—	2,500,000
Long-term restricted cash	300,000	250,000
Purchases of property and equipment	(217,727)	(26,055)

Net cash provided by investing activities	82,273	2,727,152

Financing activities
Exercise of stock options	469	349,794
Issuance of common stock, net	—	7,631,388
Payments on equipment notes payable	—	(16,039)

Net cash provided by financing activities	469	7,965,143

Decrease in cash and cash equivalents	(13,533,238)	(6,970,319)
Cash and cash equivalents at beginning of the period	70,883,641	59,916,226

Cash and cash equivalents at end of the period	$57,350,403	$52,945,907

Supplemental disclosure of cash flow information:
Interest paid	$—	$770

Supplemental schedule of noncash financing activities:
Issuance of warrant in connection with committed equity financing facility	$—	$1,282,318

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
     The Company received approval from the U.S. Food and Drug Administration (“FDA”) to market Zegerid® (omeprazole/sodium bicarbonate) Capsules in February 2006 and Zegerid with Magnesium Hydroxide (omeprazole/sodium bicarbonate/magnesium hydroxide) Chewable Tablets in March 2006 for the treatment of heartburn and other symptoms associated with gastroesophageal reflux disease (“GERD”), treatment and maintenance of healing of erosive esophagitis and treatment of duodenal and gastric ulcers. The Company received approval from the FDA to market Zegerid (omeprazole/sodium bicarbonate) Powder for Oral Suspension for these same indications in 2004. In addition, Zegerid Powder for Oral Suspension is approved for the reduction of risk of upper gastrointestinal bleeding in critically ill patients, and is currently the only proton pump inhibitor (“PPI”) product approved for this indication. The Company commercially launched Zegerid Capsules in late March 2006 and launched Zegerid Powder for Oral Suspension 20 mg in late 2004 and the 40 mg dosage strength in early 2005. The Company is currently focusing its near-term resources on the commercialization of Zegerid Capsules and Zegerid Powder for Oral Suspension and does not currently anticipate launching the chewable tablet product during the next 12 months.
2. Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles related to the preparation of interim financial statements and the rules and regulations of the Securities and Exchange Commission related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.
     Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any future periods. For further information, please see the financial statements and related disclosures included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
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
3. Revenue Recognition
     The Company follows Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and recognizes revenue when there is persuasive evidence that an arrangement exists, title has passed, the price is fixed or determinable, and collectibility is reasonably assured.
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

     The Company recognizes revenue from product sales in accordance with SAB No. 104 and Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists. Among its criteria for revenue recognition from sale transactions where a buyer has a right of return, SFAS No. 48 requires the amount of future returns to be reasonably estimated. The Company recognizes product sales net of estimated allowances for product returns, estimated rebates in connection with contracts relating to managed care, Medicaid, Medicare, and patient coupons, and estimated chargebacks from distributors, wholesaler fees and prompt payment and other discounts.
     The Company establishes allowances for estimated product returns, rebates and chargebacks primarily based on the following qualitative and quantitative factors:
•	the number of and specific contractual terms of agreements with customers;

•	estimated levels of inventory in the distribution channel;

•	estimated remaining shelf life of products;

•	analysis of prescription data gathered by a third-party prescription data provider;

•	direct communication with customers;

•	historical returns of products, rebates and chargebacks;

•	anticipated introduction of competitive products or generics;

•	anticipated pricing strategy changes by the Company and/or its competitors; and

•	the impact of state and federal regulations.
     In its analyses, the Company utilizes prescription data purchased from a third-party data provider to develop estimates of historical inventory channel pull-through. The Company utilizes a separate analysis which compares historical product shipments less returns to estimated historical prescriptions written. Based on that analysis, the Company develops an estimate of the quantity of product in the distribution channel which may be subject to various product return, rebate and chargeback exposures.
     The Company’s estimates of product returns, rebates and chargebacks require management’s most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. If actual future payments for returns, rebates, chargebacks and other discounts exceed the estimates the Company made at the time of sale, its financial position, results of operations and cash flows would be negatively impacted.
     The Company’s allowance for product returns was $1.8 million as of March 31, 2007 and $1.6 million as of December 31, 2006. Prior to the fourth quarter of 2006, the Company deferred the recognition of revenue on product shipments of its Zegerid products to wholesale distributors until units were dispensed through patient prescriptions as the Company was unable to reasonably estimate the amount of future product returns. Units dispensed are not generally subject to return. Prior to the fourth quarter of 2006, the Company’s allowance for product returns was based on an analysis of Zegerid product shipments to its wholesale distributors in excess of units dispensed through patient prescriptions. In order to develop a methodology and provide a basis for estimating future product returns on sales to its customers at the time title transfers, the Company has been tracking its Zegerid products return history from the time of its first commercial product launch of Zegerid Powder for Oral Suspension 20 mg in late 2004, taking into consideration product expiration dating and inventory levels in the distribution channel. Based on the product returns history gathered over two years through the end of 2006, the Company determined that it had the information needed to reasonably estimate future product returns, and as a result, the Company reduced the allowance for product returns during the quarter ended December 31, 2006. The Company continues to recognize product sales at the time title passes to its customers, and the Company provides for an estimate of future product returns at that time based upon its historical product returns trends, analysis of product expiration dating and inventory levels in the distribution channel, and the other factors discussed above. There may be a significant time lag between the date the Company determines the estimated allowance and when it receives the product return and issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase in its net loss or a net decrease in its net loss in those periods. To date, actual results have not materially differed from the Company’s estimates.
     Consistent with industry practice, the Company has offered promotional discounts to its customers at the time of product launch. These discounts are calculated as a fixed dollar discount off the current published list price and/or a fixed incentive fee per transaction and are treated as off-invoice allowances or customer credits. Accordingly, these discounts are recorded as a reduction of revenue in the period that the program is offered. As previously discussed, at the time of product launch and prior to the fourth quarter of 2006, the Company deferred the recognition of revenue on shipments of its Zegerid products to wholesale distributors until units were dispensed through patient prescriptions. As a result, the Company did not recognize product sales related to inventory in the distribution channel.
     The Company’s allowance for rebates, chargebacks and other discounts was $11.2 million as of March 31, 2007 and $7.8 million as of December 31, 2006. These allowances reflect an estimate of the Company’s liability for rebates due to managed care organizations under specific contracts, rebates due to various governmental organizations under Medicaid and Medicare contracts and regulations, chargebacks due to various organizations purchasing the Company’s products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. The Company estimates its liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, the Company evaluates its outstanding contracts and applies the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, the Company projects the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicaid, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by the Company and/or its competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date the Company determines the estimated allowance and when the Company makes the contractual payment or issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase in its net loss or a net decrease in its net loss in those periods. To date, actual results have not materially differed from the Company’s estimates.
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
4. Stock-Based Compensation
     For the three months ended March 31, 2007 and 2006, the Company recognized approximately $1.5 million and $2.4 million of total stock-based compensation, respectively, in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”) and EITF Issue No. 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services. As of March 31, 2007, total unrecognized compensation cost related to stock options and employee stock purchase plan rights was approximately $14.4 million, and the weighted average period over which it is expected to be recognized is 3.0 years. In March 2007, the Company granted options to purchase 1,753,817 shares of its common stock in connection with annual option grants to all eligible employees.

5. Comprehensive Income (Loss)
     Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss), specifically unrealized gains and losses on securities available-for-sale. Comprehensive loss consists of the following:

	Three Months Ended
	March 31,
	2007	2006
Net loss	$(16,436,422)	$(19,925,367)
Unrealized gain on investments	–	3,527

Comprehensive loss	$(16,436,422)	$(19,921,840)

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

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Net loss	$(16,436,422)	$(19,925,367)

Denominator:
Weighted average common shares outstanding	50,725,357	44,732,308
Weighted average unvested common shares subject to repurchase	(20,059)	(62,051)

Denominator for basic and diluted net loss per share	50,705,298	44,670,257

Basic and diluted net loss per share	$(0.32)	$(0.45)

7. Segment Reporting
     Management has determined that the Company operates in one business segment which is the acquisition, development and commercialization of pharmaceutical products.
8. Balance Sheet Details
     Inventories, net consist of the following:

	March 31,	December 31,
	2007	2006
Raw materials	$1,689,565	$1,854,492
Finished goods	5,447,154	5,534,141

	7,136,719	7,388,633
Allowance for excess and obsolete inventory	(556,182)	(409,364)

	$6,580,537	$6,979,269

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

     Accounts payable and accrued liabilities consist of the following:

	March 31,	December 31,
	2007	2006
Accounts payable	$4,426,009	$3,386,497
Accrued compensation and benefits	4,681,612	5,587,290
Accrued rebates	10,267,213	7,130,887
Accrued royalties	2,383,805	2,708,623
Other accrued liabilities	6,007,217	3,721,221

	$27,765,856	$22,534,518

9. Contingencies
     On March 12, 2007, the U.S. Patent and Trademark Office (“PTO”) issued a Notice of Intent to Issue an Ex Parte Reexamination Certificate, reflecting the PTO’s intent to conclude the pending reexamination proceeding relating to U.S. Patent No. 6,699,885, or the ‘885 patent, and confirmation of the patentability of the ‘885 patent over the references cited in the proceeding. The ‘885 patent is one of five currently issued U.S. patents providing coverage for the Company’s Zegerid family of products, which patents expire in July 2016 and are licensed to the Company under its license agreement with the University of Missouri.
     The reexamination process is provided for by law and generally requires the PTO to consider the scope and validity of a patent based on questions raised by a third party or the PTO. In August 2005, an unidentified third party filed a Request for Ex Parte Reexamination of the ‘885 patent with the PTO. The PTO granted the Request for Reexamination and issued an initial office action, to which the Company and the University of Missouri submitted a response. The response included the Company’s and the University of Missouri’s positions relating to patentability as well as proposed amendments to certain of the claims of the ‘885 patent. In its March 12, 2007 decision, the PTO confirmed the patentability of the ‘885 patent claims, as amended by the Company and the University of Missouri, over the references cited in the proceeding.
     Following the March 12, 2007 action of the PTO, the ‘885 patent continues to provide patent coverage for the Company’s Zegerid products by generally covering methods for treating gastric acid related disorders by administering a composition consisting essentially of a proton pump inhibitor, or PPI (at least a portion of which is not enterically coated), and a minimum specified amount of buffering agent, where a minimum serum concentration of the PPI is achieved within specified time periods.
10. Income Taxes
     On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.
     The Company adopted the provisions of FIN No. 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $1.5 million. As a result of the implementation of FIN No. 48, the Company recognized a $1.2 million decrease in deferred tax assets and a corresponding decrease in the valuation allowance. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.
     The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s Balance Sheets at December 31, 2006 and at March 31, 2007, and has recognized $0 in interest and/or penalties in the Statement of Operations for the first quarter of 2007.
     The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 1997 and forward are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

     The adoption of FIN No. 48 did not impact the Company’s financial condition, results of operations or cash flows. At January 1, 2007, the Company had net deferred tax assets of $93.6 million. The deferred tax assets are primarily composed of federal and state tax net operating loss carryforwards and federal and state research and development credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the Company’s net deferred tax asset. Additionally, the future utilization of the Company’s net operating loss and research and development credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred, however, the Company plans to complete a Section 382/383 analysis regarding the limitation of the net operating losses and research and development credits. When this analysis is completed, the Company plans to update its unrecognized tax benefits under FIN No. 48. Therefore, the Company expects that the unrecognized tax benefits may change within 12 months of this reporting date. At this time, the Company cannot estimate how much the unrecognized tax benefits may change. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2006.
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

     As a result of a recent expansion of our commercial presence, Zegerid Capsules and Zegerid Powder for Oral Suspension are now supported by more than 500 field sales representatives who promote our Zegerid products in the primary detail position. The field sales representatives include approximately 210 of our own representatives and approximately 170 representatives under our co-promotion agreement with Otsuka America Pharmaceutical, Inc., or Otsuka America. In addition, the field sales representatives include approximately 140 inVentiv Commercial Services, LLC, or inVentiv, contract sales representatives, under a services agreement that we announced in November 2006. In addition, we utilize field-based district sales managers and regional sales directors to oversee the activities of our field sales representatives and national and regional account managers to work with managed care organizations to obtain formulary and reimbursement coverage for our products. We also use a variety of marketing programs to promote our products, including promotional materials, speaker programs, journal advertising, industry publications, electronic media and product sampling.
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
     We have incurred significant losses since our inception. We had an accumulated deficit of $276.2 million as of March 31, 2007. These losses have resulted principally from costs incurred in connection with license fees, research and development activities, including costs of clinical trial activities associated with our current products, commercialization activities and general and administrative expenses.
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
     In July 2006, we entered into a Loan and Security Agreement, or the Loan Agreement, with Comerica Bank, or Comerica. The credit facility under our Loan Agreement consists of a revolving line of credit, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $20.0 million. As of May 1, 2007, the date of this report, we have not borrowed any amounts under the Loan Agreement.
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
Revenue Recognition
     We follow Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and recognize revenue when there is persuasive evidence that an arrangement exists, title has passed, the price is fixed or determinable, and collectibility is reasonably assured.
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
     We recognize revenue from product sales in accordance with SAB No. 104 and Statement of Financial Accounting Standards, or SFAS, No. 48, Revenue Recognition When Right of Return Exists. Among its criteria for revenue recognition from sale transactions where a buyer has a right of return, SFAS No. 48 requires the amount of future returns to be reasonably estimated. We recognize product sales net of estimated allowances for product returns, estimated rebates in connection with contracts relating to managed care, Medicaid, Medicare, and patient coupons, and estimated chargebacks from distributors, wholesaler fees and prompt payment and other discounts.
     We establish allowances for estimated product returns, rebates and chargebacks primarily based on the following qualitative and quantitative factors:
•	the number of and specific contractual terms of agreements with customers;

•	estimated levels of inventory in the distribution channel;

•	estimated remaining shelf life of products;

•	analysis of prescription data gathered by a third-party prescription data provider;

•	direct communication with customers;

•	historical returns of products, rebates and chargebacks;

•	anticipated introduction of competitive products or generics;

•	anticipated pricing strategy changes by us and/or our competitors; and

•	the impact of state and federal regulations.
     In our analyses, we utilize prescription data purchased from a third-party data provider to develop estimates of historical inventory channel pull-through. We utilize a separate analysis which compares historical product shipments less returns to estimated historical prescriptions written. Based on that analysis, we develop an estimate of the quantity of product in the distribution channel which may be subject to various product return, rebate and chargeback exposures.
     Our estimates of product returns, rebates and chargebacks require our most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. If actual future payments for returns, rebates, chargebacks and other discounts exceed the estimates we made at the time of sale, our financial position, results of operations and cash flows would be negatively impacted.
     Our allowance for product returns was $1.8 million as of March 31, 2007 and $1.6 million as of December 31, 2006. Prior to the fourth quarter of 2006, we deferred the recognition of revenue on product shipments of our Zegerid products to wholesale distributors until units were dispensed through patient prescriptions as we were unable to reasonably estimate the amount of future product returns. Units dispensed are not generally subject to return. Prior to the fourth quarter of 2006, our allowance for product returns was based on an analysis of Zegerid product shipments to our wholesale distributors in excess of units dispensed through patient prescriptions. In order to develop a methodology and provide a basis for estimating future product returns on sales to our customers at the time title transfers, we have been tracking our Zegerid products return history from the time of our first commercial product launch of Zegerid Powder for Oral Suspension 20 mg in late 2004, taking into consideration product expiration dating and inventory levels in the distribution channel. Based on the product returns history gathered over two years through the end of 2006, we determined that we had the information needed to reasonably estimate future product returns, and as a result, we reduced our allowance for product returns during the quarter ended December 31, 2006. We continue to recognize product sales at the time title passes to our customers, and we provide for an estimate of future product returns at that time based upon our historical product returns trends, our analysis of product expiration dating and inventory levels in the distribution channel, and the other factors discussed above. There may be a significant time lag between the date we determine the estimated allowance and when we receive the product return and issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase in our net loss or a net decrease in our net loss in those periods. To date, actual results have not materially differed from our estimates.
     Consistent with industry practice, we have offered promotional discounts to our customers at the time of product launch. These discounts are calculated as a fixed dollar discount off the current published list price and/or a fixed incentive fee per transaction and are treated as off-invoice allowances or customer credits. Accordingly, these discounts are recorded as a reduction of revenue in the period that the program is offered. As previously discussed, at the time of product launch and prior to the fourth quarter of 2006, we deferred the recognition of revenue on shipments of our Zegerid products to wholesale distributors until units were dispensed through patient prescriptions. As a result, we did not recognize product sales related to inventory in the distribution channel.
     Our allowance for rebates, chargebacks and other discounts was $11.2 million as of March 31, 2007 and $7.8 million as of December 31, 2006. These allowances reflect an estimate of our liability for rebates due to managed care organizations under specific contracts, rebates due to various governmental organizations under Medicaid and Medicare contracts and regulations, chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. We estimate our liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, we evaluate our outstanding contracts and apply the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, we project the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicaid, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by us and/or our competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date we determine the estimated allowance and when we make the contractual payment or issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase in our net loss or a net decrease in our net loss in those periods. To date, actual results have not materially differed from our estimates.
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
Stock-Based Compensation
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123(R), using the modified prospective transition method. Under this transition method, compensation cost recognized for the three months ended March 31, 2007 and 2006 included (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.
     We estimate the fair value of stock options and employee stock purchase plan rights granted using the Black-Scholes valuation model. This estimate is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the expected volatility of our stock price, the expected term of the stock option, the risk-free interest rate and expected dividends. As the length of time our shares have been publicly traded is shorter than the expected life of the option, we consider the expected volatility of similar entities as well as our historical volatility since our initial public offering in April 2004 in determining our volatility factor. In evaluating similar entities, we consider factors such as industry, stage of development, size and financial leverage. In determining the expected life of the options, we use the “short-cut” method described in SAB No. 107. Under this method, the expected life is presumed to be the mid-point between the vesting date and the end of the contractual term.
     For options granted prior to January 1, 2006, we amortize the fair value on an accelerated basis. For options granted after January 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service period of the awards, which is generally the vesting period. Pre-vesting forfeitures were estimated to be approximately 0% for the three months ended March 31, 2007 and 2006, as the majority of options granted contain monthly vesting terms.

     We account for options issued to non-employees under SFAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services. As such, the value of options issued to non-employees is periodically remeasured as the underlying options vest.
     For the three months ended March 31, 2007 and 2006, we recognized approximately $1.5 million and $2.4 million, respectively, of stock-based compensation in accordance with SFAS No. 123(R) and EITF Issue No. 96-18. For the three months ended March 31, 2007, stock-based compensation of approximately $31,000, $112,000 and $1.4 million was included in cost of sales, research and development, and selling, general and administrative expenses, respectively, in the accompanying statement of operations. For the three months ended March 31, 2006, stock-based compensation of approximately $25,000, $295,000 and $2.1 million was included in cost of sales, research and development, and selling, general and administrative expenses, respectively, in the accompanying statement of operations. As of March 31, 2007, total unrecognized compensation cost related to stock options was approximately $14.4 million, and the weighted average period over which it is expected to be recognized is 3.0 years.
     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. Please see our audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006, which contain accounting policies and other disclosures required by GAAP.
Results of Operations
Comparison of Three Months Ended March 31, 2007 and 2006
     Product Sales, Net. Product sales, net were $17.0 million for the three months ended March 31, 2007 and consisted of sales of Zegerid Capsules and Zegerid Powder for Oral Suspension. Product sales, net were $5.8 million for the three months ended March 31, 2006 and consisted primarily of sales of Zegerid Powder for Oral Suspension, as well as initial sales of Zegerid Capsules, which we commercially launched in late March 2006. For the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, the amount of rebates, chargebacks and other discounts has grown primarily as a result of increased sales of our Zegerid products and increased contracting with various managed care organizations and governmental organizations relating to Medicaid and Medicare. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased.
     Contract Revenue. Contract revenue was $2.0 million for the three months ended March 31, 2007 and $714,000 for the three months ended March 31, 2006. Contract revenue consisted of co-promotion revenue from the $15.0 million upfront fee received pursuant to our co-promotion agreement with Otsuka America entered into in October 2004, which is being amortized to revenue over the term of the agreement through December 31, 2009. In the three months ended March 31, 2007, contract revenue also included license fee revenue from the $15.0 million upfront fee received in November 2006 pursuant to our license agreement with Schering-Plough. This upfront fee is being amortized to revenue through the end of 2009, which is the estimated period over which we have significant responsibilities under the agreement.
     Cost of Sales. Cost of sales was $1.6 million for the three months ended March 31, 2007 and $931,000 for the three months ended March 31, 2006, or approximately 10% and 16% of net product sales, respectively. Cost of sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Zegerid products. Cost of sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales. The decrease in our cost of sales as a percentage of net product sales was primarily attributable to lower manufacturing costs associated with our capsule product and certain fixed costs being applied to increased sales volumes.
     License Fees and Royalties. License fees and royalties were $2.4 million for the three months ended March 31, 2007 and $810,000 for the three months ended March 31, 2006. License fees and royalties consisted of royalties due to the University of Missouri and Otsuka America based upon net product sales.
     Research and Development. Research and development expenses were $1.6 million for the three months ended March 31, 2007 and $2.4 million for the three months ended March 31, 2006. The $738,000 decrease in our research and development expenses was primarily attributable to a decrease in manufacturing development activities associated with the capsule and chewable tablet products.

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
     Selling, General and Administrative. Selling, general and administrative expenses were $30.6 million for the three months ended March 31, 2007 and $23.0 million for the three months ended March 31, 2006. The $7.6 million increase in our selling, general and administrative expenses was primarily attributable to a recent expansion of our commercial presence, including expenses associated with our contract sales organization agreement with inVentiv entered into in late 2006.
     Interest and Other Income, Net. Interest and other income, net was $918,000 for the three months ended March 31, 2007 and $712,000 for the three months ended March 31, 2006. The $206,000 increase was primarily attributable to higher interest income resulting from higher average cash balances and a higher rate of return on our cash, cash equivalents and short-term investments.
Liquidity and Capital Resources
     As of March 31, 2007, cash, cash equivalents and short-term investments were $62.0 million, compared to $75.5 million as of December 31, 2006, a decrease of $13.5 million. This decrease resulted primarily from our net loss for the three months ended March 31, 2007 adjusted for non-cash expenses and changes in operating assets and liabilities.
     Net cash used in operating activities was $13.6 million for the three months ended March 31, 2007 and $17.7 million for the three months ended March 31, 2006. The primary use of cash was to fund our net losses for these periods, adjusted for non-cash expenses, including $1.5 million for three months ended March 31, 2007 and $2.4 million for the three months ended March 31, 2006 in stock-based compensation, and changes in operating assets and liabilities. For the three months ended March 31, 2007, significant working capital sources of cash included increases in accounts payable and accrued liabilities primarily driven by an increase in accrued rebates. These working capital sources of cash were offset in part by increases in accounts receivable and other current assets and a decrease in deferred revenue.
     Net cash provided by investing activities was $82,000 for the three months ended March 31, 2007 consisting of a reduction in long-term restricted cash associated with a letter of credit agreement required by our facilities lease, offset in part by purchases of property and equipment. Net cash provided by investing activities was $2.7 million for the three months ended March 31, 2006, primarily consisting of purchases and sales and maturities of short-term investments.
     Net cash provided by financing activities was $469 for the three months ended March 31, 2007 consisting of proceeds from the exercise of stock options. Net cash provided by financing activities was $8.0 million for the three months ended March 31, 2006 consisting of proceeds from the exercise of stock options and net proceeds of approximately $7.6 million resulting from the issuance of common stock in connection with a draw down under our CEFF with Kingsbridge in March 2006.
     While we support the commercialization of Zegerid Capsules and Zegerid Powder for Oral Suspension and as we continue to sponsor clinical trials and develop and manufacture our current products and any new product opportunities, we anticipate significant cash requirements for personnel costs for our own organization, as well as in connection with our contract sales agreement with inVentiv, advertising and promotional activities, capital expenditures, and investment in additional office space, internal systems and infrastructure.

     We currently rely on OSG Norwich Pharmaceuticals, Inc. as our manufacturer of Zegerid Capsules and Patheon, Inc. as our manufacturer of Zegerid Powder for Oral Suspension. We also purchase commercial quantities of omeprazole, an active ingredient in our Zegerid products, from Union Quimico Farmaceutica, S.A. At March 31, 2007, we had finished goods and raw materials inventory purchase commitments of approximately $3.4 million.
     The following summarizes our long-term contractual obligations as of March 31, 2007:

	Payments Due by Period
		Less than
		One Year
		(Remainder of	One to	Four to
Contractual Obligations	Total	2007)	Three Years	Five Years	Thereafter
		(in thousands)
Operating leases	$1,982	$1,330	$652	$—	$—
Other long-term contractual obligations	1,536	754	782	—	—

Total	$3,518	$2,084	$1,434	$—	$—

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

     In July 2006, we entered into our Loan Agreement with Comerica, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $20.0 million. As of May 1, 2007, the date of this report, we have not borrowed any amounts under the Loan Agreement. Under the Loan Agreement, the revolving loan bears interest, as selected by us, at either the variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” or the LIBOR rate (as computed in the LIBOR Addendum to the Loan Agreement) plus 2.25 percent. Interest payments on advances made under the Loan Agreement are due and payable in arrears on the first calendar day of each month during the term of the Loan Agreement. Amounts borrowed under the Loan Agreement may be repaid and re-borrowed at any time prior to July 28, 2009. The Loan Agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the Loan Agreement. We expect to use the loan proceeds to support our ongoing working capital needs and for general corporate purposes. Amounts borrowed under the Loan Agreement are secured by all of our personal property. The collateral does not include any intellectual property, including copyrights, patents, trademarks, servicemarks and applications therefor, now owned or hereafter acquired, or any claims for damages by way of any past, present and future infringement of any such intellectual property; provided, however, that the collateral includes all accounts and general intangibles that consist of rights to payment and proceeds from the sale, licensing or disposition of all or any part, or rights in, such intellectual property. Under the Loan Agreement, we are subject to certain affirmative and negative covenants, including limitations on our ability: to convey, sell, lease, license, transfer or otherwise dispose of assets; to create, incur, assume, guarantee or be liable with respect to certain indebtedness; to grant liens; to pay dividends and make certain other restricted payments; and to make investments. In addition, under the Loan Agreement we are required to maintain a balance of cash with Comerica in an amount of not less than $4.0 million and to maintain any other cash balances with either Comerica or another financial institution covered by a control agreement for the benefit of Comerica. We are also subject to certain financial covenants with respect to a minimum liquidity ratio and, when the outstanding loan balances exceed $15.0 million, minimum EBITDA requirements. We believe that we have currently met all of our obligations under the Loan Agreement.
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
     As of March 31, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Caution on Forward-Looking Statements
     Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance that are not historical facts are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to increase market demand for, and sales of, Zegerid® Capsules and Zegerid Powder for Oral Suspension and any other products that we or our strategic partners may market; our ability to maintain adequate levels of reimbursement from managed care organizations and other third party payors for our Zegerid products and any future products; our dependence on a number of third parties, such as Schering-Plough Healthcare Products, Inc., under our over-the-counter, or OTC, license agreement, Otsuka America Pharmaceutical, Inc., under our co-promotion agreement and inVentiv Commercial Services, LLC, under our service agreement; the scope and validity of patent protection for our products and our ability to commercialize our products without infringing the patent rights of others; unexpected adverse side effects or inadequate therapeutic efficacy of our products that could hinder commercialization or that could result in product recalls or product liability claims; competition from other pharmaceutical or biotechnology companies; other difficulties or delays relating to the development, testing, manufacturing and marketing of, and maintaining regulatory approvals for, our products; our ability to obtain additional financing as needed to support our operations; and other risks detailed below under Part II — Item 1A — Risk Factors.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Under the terms of our Loan Agreement with Comerica, the interest rate applicable to any amounts borrowed by us under the credit facility will be, at our election, indexed to either Comerica’s prime rate or the LIBOR rate. If we elect Comerica’s prime rate for all or any portion of our borrowings, the interest rate will be variable, which would expose us to the risk of increased interest expense if interest rates rise. If we elect the LIBOR rate for all or any portion of our borrowings, such LIBOR rate will remain fixed only for a specified, limited period of time after the date of our election, after which we will be required to repay the borrowed amount, or elect a new interest rate indexed to either Comerica’s prime rate or the LIBOR rate. The new rate may be higher than the earlier interest rate applicable under the Loan Agreement. As of May 1, 2007, the date of this report, we have not borrowed any amounts under the Loan Agreement. Accordingly, we currently believe that changes in such interest rates would not materially affect our market risk.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On March 12, 2007, the U.S. Patent and Trademark Office, or PTO, issued a Notice of Intent to Issue an Ex Parte Reexamination Certificate, reflecting the PTO’s intent to conclude the pending reexamination proceeding relating to U.S. Patent No. 6,699,885, or the ‘885 patent, and confirmation of the patentability of the ‘885 patent over the references cited in the proceeding. The ‘885 patent is one of five currently issued U.S. patents providing coverage for our Zegerid® family of products, which patents expire in July 2016 and are licensed to us under our license agreement with the University of Missouri.
     The reexamination process is provided for by law and generally requires the PTO to consider the scope and validity of a patent based on questions raised by a third party or the PTO. In August 2005, an unidentified third party filed a Request for Ex Parte Reexamination of the ‘885 patent with the PTO. The PTO granted the Request for Reexamination and issued an initial office action, to which we and the University of Missouri submitted a response. The response included our and the University of Missouri’s positions relating to patentability as well as proposed amendments to certain of the claims of the ‘885 patent. In its March 12, 2007 decision, the PTO confirmed the patentability of the ‘885 patent claims, as amended by us and the University of Missouri, over the references cited in the proceeding.
     Following the March 12, 2007 action of the PTO, the ‘885 patent continues to provide patent coverage for our Zegerid products by generally covering methods for treating gastric acid related disorders by administering a composition consisting essentially of a proton pump inhibitor, or PPI (at least a portion of which is not enterically coated), and a minimum specified amount of buffering agent, where a minimum serum concentration of the PPI is achieved within specified time periods.
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
     We have invested a significant portion of our time and financial resources in the development and commercialization of our Zegerid family of products, which are currently being marketed in capsule and powder for oral suspension dosage forms. These products are proprietary immediate-release formulations of omeprazole, a proton pump inhibitor, or PPI, and are intended to treat or reduce the risk of a variety of upper GI diseases and disorders, including gastroesophageal reflux disease, or GERD. We anticipate that in the near term our ability to generate revenues will depend on the commercial success of our currently marketed products, which in turn, will depend on several factors, including our ability to:
•	successfully increase market demand for, and sales of, Zegerid Capsules and Zegerid Powder for Oral Suspension, through our own sales force, our co-promotion arrangement with Otsuka America Pharmaceutical, Inc., or Otsuka America, our contract sales agreement with inVentiv Commercial Services, LLC, or inVentiv, and any other collaboration with pharmaceutical companies or other contract sales organizations that we may later establish;

•	establish and maintain effective marketing programs and continue to build brand identity;

•	obtain greater acceptance of the products by physicians, patients and third-party payors and obtain and maintain distribution at the retail level;

•	establish and maintain agreements with wholesalers and distributors on commercially reasonable terms; and

•	maintain commercial manufacturing capabilities as necessary to meet commercial demand for the products, as well as maintain commercial manufacturing arrangements with third-party manufacturers.
     Our ability to generate revenue in the longer term will also depend on whether our over-the-counter, or OTC, license agreement with Schering-Plough Healthcare Products, Inc., or Schering-Plough, will lead to the successful development and commercialization of omeprazole products using our patented PPI technology for the OTC market.
     We expect to incur significant costs as we continue to support the commercialization of Zegerid Capsules and Zegerid Powder for Oral Suspension. We have realized modest growth in sales of our Zegerid products to date relative to our expenses to date, including expenses associated with our commercial operations, and may be unable to achieve greater market acceptance. For the three months ended March 31, 2007, we recognized $17.0 million in net product sales. In addition, as of March 31, 2007, we had an accumulated deficit of $276.2 million.
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
     In some cases, insurers and other healthcare payment organizations try to encourage the use of less expensive generic brands and OTC products through their prescription benefits coverage and reimbursement policies. We cannot predict the impact of the availability of any future immediate-release omeprazole OTC products or generic PPI products on the benefits coverage and reimbursement policies for our prescription Zegerid branded products. Insurers and other healthcare payment organizations may make the generic or OTC alternatives more attractive to the patient by providing different amounts of reimbursement so that the net cost of the generic or OTC product to the patient is less than the net cost of a prescription brand product. Aggressive pricing policies by our generic or OTC product competitors and the prescription benefit policies of insurers could have a negative effect on our product revenues and profitability. Even though we are eligible to receive sales-based royalties on OTC products under our OTC license agreement with Schering-Plough, those potential revenues could be offset by the impact of lost sales of our prescription products to the extent the OTC products are preferred by customers over our current prescription products.
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
     In October 2006, we entered into our OTC license agreement with Schering-Plough, pursuant to which we have granted rights under an exclusive license to certain patents, trademarks and other intellectual property to Schering-Plough to develop, manufacture, market and sell omeprazole products for the OTC market in the U.S. and Canada. Since we will depend on Schering-Plough to develop and later sell such OTC products, we will have limited control over the development and commercialization of these products. For example, Schering-Plough may not develop the OTC products as fast or generate as large an OTC market as we would like or as the market may expect. The OTC license agreement may be terminated by either party if the other party is in material breach of its material obligations under the agreement and has not cured the breach within 30 days notice, provided that the cure period for late payments is 15 days, and provided further that all alleged breaches are subject to dispute resolution provisions set forth in the agreement. In addition, Schering-Plough may terminate the agreement in its entirety on 180 days prior written notice to us at any time after submitting its first new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for a licensed product or if Schering-Plough does not receive marketing approval in the U.S. for a licensed product before a specified date. If the commercial launch of any licensed OTC products is not successful, it could have a negative impact on physician and patient impressions of our prescription products. Even if the commercial launch of such OTC products is successful, we will only receive specified milestone payments and royalties on net sales, and will not enjoy the same financial rewards had we developed and launched the OTC products ourselves. Furthermore, the availability of OTC products using our patented PPI technology could lead to decreased demand for our prescription products. If Schering-Plough’s OTC development efforts are not successful, or the availability of licensed OTC products harms our prescription business, our ability to generate sufficient revenues to sustain and grow our business and attain profitability will be adversely affected.
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
     Our Zegerid products will compete with many prescription and OTC products, including:
Prescription Products:
•	PPIs: AstraZeneca plc’s Prilosec® and Nexium®, TAP Pharmaceutical Products Inc.’s Prevacid®, Wyeth’s and Altana’s Protonix®, Johnson & Johnson’s and Eisai Co., Ltd.’s Aciphex®, and generic omeprazole, among others; and

•	H2-receptor antagonists: Merck & Co., Inc.’s Pepcid®, GlaxoSmithKline plc’s Zantac® and Tagamet® and Braintree Laboratories, Inc.’s Axid®, among others.
Over-the-Counter Products:
•	PPIs: The Procter & Gamble Company’s Prilosec OTC®;

•	H2-receptor antagonists: Boehringer Ingelheim GmbH’s Zantac, GlaxoSmithKline plc’s Tagamet, and Johnson & Johnson’s and Merck & Co., Inc.’s Pepcid AC® and Pepcid Complete®, among others; and

•	Antacids: Johnson & Johnson’s and Merck and Co., Inc.’s Mylanta® and Rolaids®, Novartis AG’s Maalox® and GlaxoSmithKline plc’s Gaviscon® and Tums®, among others.
     In addition, various companies are developing new products, including motility agents, reversible acid inhibitors, cytoprotective compounds, new PPIs and products that act on the lower esophageal sphincter, or LES. We may be required to compete with these or other new products that have greater efficacy, faster onset of action or other benefits relative to our products.
     Many of the currently marketed competitive products are available as generic products. For example, there are several generic delayed-release omeprazole products currently available in 10 mg and 20 mg dose strengths in the U.S. market, and we anticipate that additional generic delayed-release omeprazole products, including 40 mg dose strengths, as well as other generic delayed-release PPIs, will enter the market. In addition, with the introduction of Prilosec OTC, delayed-release omeprazole is available in a 20 mg dose as an OTC product. We anticipate that generic OTC delayed-release omeprazole products, as well as other OTC delayed-release PPI products, will also enter the market. The existence of generic and OTC delayed-release PPI products could make it more difficult for branded prescription PPI products, including our Zegerid products, to gain or maintain market share and could cause prices for PPIs to drop, each of which could adversely affect our business. Moreover, the current availability of generic and OTC delayed-release omeprazole products may have an additional impact on demand and pricing for our current and future immediate-release products because our products also utilize omeprazole as an active ingredient.

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
     Following the launch of Zegerid Capsules, we recently expanded our commercial presence. As a result, Zegerid Capsules and Zegerid Powder for Oral Suspension are now supported by more than 500 field sales representatives who promote our Zegerid products in the primary detail position. The field sales representatives include approximately 210 of our own representatives and approximately 170 representatives under our co-promotion agreement with Otsuka America. In addition, the field sales representatives include approximately 140 inVentiv contract sales representatives, under a services agreement that we announced in November 2006. To the extent we, Otsuka and inVentiv are not successful in retaining qualified sales and marketing personnel, we may not be able to effectively market our products.
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
     Our wholesaler customers include some of the nation’s leading wholesale pharmaceutical distributors, such as Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, and major drug chains. Sales to Cardinal, McKesson and AmerisourceBergen accounted for approximately 35%, 33% and 16%, respectively, of our annual revenues during 2006 and 34%, 33% and 15%, respectively, of our revenues for the three months ended March 31, 2007. The loss of any of these wholesaler customers’ accounts or a material reduction in their purchases could harm our business, financial condition or results of operations. In addition, we may face pricing pressure from our wholesaler customers.

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
     We rely on a single third-party manufacturer located outside of the U.S., Patheon Inc., for the supply of Zegerid Powder for Oral Suspension, and we are obligated under our supply agreement to purchase a significant portion of our requirements of this product from Patheon. In addition, we rely on OSG Norwich Pharmaceuticals, Inc., located in New York, as the current sole third-party manufacturer of Zegerid Capsules. We also currently rely on a single third-party supplier located outside of the U.S., Union Quimico Farmaceutica, S.A., or Uquifa, for the supply of omeprazole, which is an active pharmaceutical ingredient in each of our current products. We are obligated under our supply agreement with Uquifa to purchase all of our requirements of omeprazole from this supplier. We also currently have only two approved suppliers for sodium bicarbonate, which is a component in our marketed powder for oral suspension and capsule products, and we rely on our third-party manufacturers to purchase the sodium bicarbonate. Additionally, we rely on single suppliers for certain excipients in our powder for oral suspension and capsule products. Any significant problem that our sole source manufacturers or suppliers experience could result in a delay or interruption in the supply to us until the manufacturer or supplier cures the problem or until we locate an alternative source of supply. In addition, because our sole source manufacturers and suppliers provide services to a number of other pharmaceutical companies, they may experience capacity constraints or choose to prioritize one or more of their other customers over us.
     Moreover, our sole source manufacturers and suppliers may experience difficulties related to their overall business and financial stability. Patheon, the manufacturer of our powder for oral suspension product, reported in connection with its financial statements for its fiscal year ended October 31, 2006 that its ability to continue as a going concern was uncertain and was dependent upon the successful outcome of a review of strategic and financial alternatives. Although Patheon has recently announced a capital restructuring plan, any failure of Patheon to maintain long-term improvement in its capital structure could result in a material adverse impact on Patheon’s overall business and financial stability, which could in turn result in a delay or interruption of its supply of our powder for oral suspension product to us.

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
     We are a small company and, as of March 31, 2007, had 347 employees. Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical, manufacturing, product development, business development and sales and marketing personnel. We, as well as inVentiv, our contract sales provider, may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, if we are unable to generate increased market demand for our Zegerid products, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results.
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
     The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve profitability. We have been engaged in developing and commercializing drugs and have consistently generated operating losses since our inception in December 1996. Our commercial activities and continued product development and clinical activities will require significant expenditures. For the three months ended March 31, 2007, we recognized $17.0 million in net sales of our products, and, as of March 31, 2007, we had an accumulated deficit of $276.2 million. We expect to incur additional operating losses and capital expenditures as we support the continued marketing of Zegerid Capsules and Zegerid Powder for Oral Suspension, and continue our product development and clinical research programs.
We will need to raise additional funds to continue our operations and we may be unable to raise capital when needed.
     We believe that our current cash, cash equivalents and short-term investments, together with potential proceeds from the Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge, and potential loan proceeds under our Loan Agreement with Comerica, will be sufficient to fund our operations for at least the next 12 months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed earlier than we expect. In the next 12 months and until we can generate significant cash from our operations, we likely will finance future cash needs through the sale of equity securities, strategic collaboration agreements and/or debt financing, under our established arrangements and/or under new arrangements.
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
     In February 2006, we entered into a CEFF with Kingsbridge, which may entitle us to sell and obligate Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. We filed a resale shelf registration statement on Form S-3 with the Securities and Exchange Commission to facilitate Kingsbridge’s public resale of shares of our common stock which it may acquire from us from time to time in connection with our draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that we issued to Kingsbridge in connection with the CEFF. The resale shelf registration statement was declared effective in February 2006. We have completed four draw downs under the CEFF and have issued a total of 5,401,787 shares in exchange for aggregate gross proceeds of $36.5 million. Accordingly, the remaining commitment of Kingsbridge under the CEFF for the potential purchase of our common stock is equal to the lesser of $38.5 million in cash consideration or 3,451,378 shares (which shares would be priced at a discount ranging from 6% to 10% of the average market price during any future draw down), subject to certain conditions and restrictions.

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
     In July 2006, we entered into our Loan Agreement with Comerica, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $20.0 million. As of May 1, 2007, the date of this report, we have not borrowed any amounts under the Loan Agreement. Our ability to borrow amounts under the Loan Agreement depends upon a number of conditions and restrictions, and we cannot be certain that we will satisfy all borrowing conditions at a time when we desire to borrow amounts under the Loan Agreement. For example, we have made comprehensive representations and warranties to Comerica as our lender, and all of these representations and warranties generally must be true and correct at the time of any proposed borrowing. Furthermore, we are subject to a number of affirmative and negative covenants, each of which must be satisfied at the time of any proposed borrowing. If we have not satisfied these various conditions, or an event of default otherwise has occurred, we may be unable to borrow amounts under the Loan Agreement, and may be required to repay any amounts previously borrowed.
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
     For a description of the Loan Agreement, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.
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
     We were incorporated in December 1996 and have only been conducting operations with respect to our Zegerid family of products since January 2001. We commercially launched our first product in October 2004. Our operations to date have involved organizing and staffing our company, acquiring, developing and securing our technology, undertaking product development and clinical trials for our products and commercially launching Zegerid Powder for Oral Suspension and Zegerid Capsules. We have relatively limited experience selling and marketing our products, and we have not yet demonstrated an ability to achieve profitability with our products. Consequently, any predictions about our future performance may not be as accurate as they could be if we had more experience successfully commercializing products.

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
     For example, effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123(R), which requires us to treat the fair value of stock options granted to employees as an expense. Prior to January 1, 2006, we were generally not required to record compensation expense in connection with stock option grants to employees, and we have relied heavily on stock options to motivate existing employees and attract new employees. The specific impact of this standard in future periods cannot be predicted at this time because it will depend on levels of stock options or other share-based payments granted and the possible variability in the valuation assumptions used in the future. The requirement to expense the fair value of stock option grants may reduce the attractiveness of granting stock options. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees.
In connection with the reporting of our financial condition and results of operations, we are required to make estimates and judgments which involve uncertainties, and any significant differences between our estimates and actual results could have an adverse impact on our financial position, results of operations and cash flows.
     Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. In particular, as part of our revenue recognition policy, our estimates of product returns, rebates and chargebacks require our most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. Any significant differences between our actual results and our estimates under different assumptions or conditions could negatively impact our financial position, results of operations and cash flows.
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
     To date, five U.S. patents have been issued relating to technology we license from the University of Missouri and several U.S. patent applications are pending. In addition to the U.S. patent coverage, several international patents have issued, including in Australia, Mexico, New Zealand, Russia, South Africa, and Singapore, and several international patent applications are pending, all of which are subject to the University of Missouri license agreement. We also received a notice of grant of a European Patent Organization, or EPO, patent application, which is subject to the University of Missouri license agreement. The issued claims in these international patents vary between the different countries and include claims covering pharmaceutical compositions combining PPIs with buffering agents and the use of these compositions in the manufacture of drug products for the treatment of GI disorders. The initial U.S. patent from the University of Missouri does not have corresponding international or foreign counterpart applications and there can be no assurance that we will be able to obtain foreign patent rights to protect each of our products in all foreign countries of interest. We consult with the University of Missouri in its pursuit of the patent applications that we have licensed, but the University of Missouri remains primarily responsible for prosecution of the applications. We cannot control the amount or timing of resources that the University of Missouri devotes on our behalf. It may not assign as great a priority to prosecution of patent applications relating to technology we license as we would if we were undertaking such prosecution ourselves. As a result of this lack of control and general uncertainties in the patent prosecution process, we cannot be sure that any additional patents will ever be issued. Issued patents generally require the payment of maintenance or similar fees to continue their validity. We rely on the University of Missouri to do this, subject to our obligation to provide reimbursement, and the University’s failure to do so could result in the forfeiture of patents not maintained.
     On March 12, 2007, the PTO issued a Notice of Intent to Issue an Ex Parte Reexamination Certificate, reflecting the PTO’s intent to conclude the pending reexamination proceeding relating to U.S. Patent No. 6,699,885, or the ‘885 patent, and confirmation of the patentability of the ‘885 patent over the references cited in the proceeding. The ‘885 patent is one of the five currently issued U.S. patents providing coverage for our Zegerid family of products, which are licensed to us under our license agreement with the University of Missouri. For a more detailed description of this proceeding, see Part II – Item 1 – Legal Proceedings.
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
     Our common stock had not been publicly traded prior to our initial public offering, which was completed in April 2004, and an active trading market may not be sustained. We have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment. The market prices for securities of specialty pharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. For example, during the year ended December 31, 2006, the trading prices for our common stock ranged from a high of $9.70 to a low of $4.76, and on March 30, 2007, the closing trading price for our common stock was $7.04.
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
     We have also registered all common stock that we may issue under our employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. In addition, certain of our executive officers have established programmed selling plans under Rule 10b5-1 of the Securities Exchange Act for the purpose of effecting sales of common stock, and other employees and affiliates, including our directors and other executive officers, may choose to establish similar plans in the future. If any of our stockholders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital.
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
     Not applicable.
Issuer Purchases of Equity Securities
     We presently have no publicly announced share repurchase plan or program. All repurchased shares of common stock described in the following table were initially issued as equity incentive awards to employees, directors or consultants in the form of restricted stock or upon the exercise of early-exercisable but unvested stock options. All repurchases were made upon forfeiture of shares of common stock by the recipient of such equity incentive awards in connection with the termination of employment or other service relationship with us. Pursuant to the award agreements governing such grants, the repurchase price for all shares was equal to the price per share initially paid by the recipient. The following table provides information relating to our repurchase of shares of our common stock in the first quarter of 2007.

Maximum Number
			Total	(or Approximate
			Number of Shares	Dollar Value)
	Total Number		Purchased as Part	of Shares That May
	of	Average	of Publicly	Yet Be Purchased
	Shares	Price Paid Per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
January 2007	11,842	$0.875	—	—
February 2007	—	—	—	—
March 2007	—	—	—	—

Total	11,842

Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.

Item 5. Other Information
     Not applicable.
Item 6. Exhibits

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

3.3(2)	Certificate of Designations for Series A Junior Participating Preferred Stock

4.1(2)	Form of Common Stock Certificate

4.2(3)	Amended and Restated Investors’ Rights Agreement, dated April 30, 2003, among us and the parties named therein

4.3(3)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated May 19, 2003, among us and the parties named therein

4.4(3)*	Stock Restriction and Registration Rights Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

4.5(3)	Form of Common Stock Purchase Warrant

4.6(2)	Rights Agreement, dated as of November 12, 2004, between us and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Santarus, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

4.7(4)	First Amendment to Rights Agreement, dated as of April 19, 2006, between us and American Stock Transfer & Trust Company

4.8(5)	Warrant to Purchase Shares of Common Stock, dated February 3, 2006, issued by us to Kingsbridge Capital Limited

4.9(5)	Registration Rights Agreement, dated February 3, 2006, between us and Kingsbridge Capital Limited

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q of Santarus, Inc. for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 13, 2004.

(2)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on November 17, 2004.

(3)	Incorporated by reference to the Registration Statement on Form S-1 of Santarus, Inc. (Registration No. 333-111515), filed with the Securities and Exchange Commission on December 23, 2003, as amended.

(4)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on April 21, 2006.

(5)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on February 3, 2006.

*	Santarus, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which portions have been omitted and filed separately with the Securities and Exchange Commission.

†	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Santarus, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 1, 2007

/s/ Debra P. Crawford Debra P. Crawford,
Senior Vice President and Chief
Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)