Form 10-Q
period 2007-06-30
SANTARUS INC
filed 2007-08-06
CIK 1172480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of July 31, 2007 was 51,275,064.

SANTARUS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Santarus, Inc.
Condensed Balance Sheets
(unaudited)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$46,186,488	$70,883,641
Short-term investments	6,219,504	4,650,000
Accounts receivable, net	9,555,274	7,133,799
Inventories, net	6,951,940	6,979,269
Other current assets	1,959,709	1,243,333

Total current assets	70,872,915	90,890,042

Long-term restricted cash	1,400,000	1,700,000
Property and equipment, net	666,686	334,402
Other assets	531,443	703,777

Total assets	$73,471,044	$93,628,221

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$30,379,569	$22,534,518
Allowance for product returns	2,013,200	1,623,023
Current portion of deferred revenue	7,722,008	7,722,008

Total current liabilities	40,114,777	31,879,549

Deferred revenue, less current portion	11,583,011	15,444,015
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized at June 30, 2007 and December 31, 2006; no shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized at June 30, 2007 and December 31, 2006; 51,272,207 and 50,730,622 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	5,127	5,073
Additional paid-in capital	310,876,270	306,033,378
Accumulated other comprehensive loss	(2,059)	—
Accumulated deficit	(289,106,082)	(259,733,794)

Total stockholders’ equity	21,773,256	46,304,657

Total liabilities and stockholders’ equity	$73,471,044	$93,628,221

See accompanying notes.

Santarus, Inc.
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Product sales, net	$18,799,830	$8,678,243	$35,827,011	$14,468,098
Contract revenue	1,930,502	714,285	3,861,004	1,428,571

Total revenues	20,730,332	9,392,528	39,688,015	15,896,669
Costs and expenses:
Cost of sales	1,662,788	1,420,931	3,310,288	2,351,925
License fees and royalties	2,631,977	1,214,956	5,015,782	2,025,536
Research and development	1,597,052	1,726,140	3,230,711	4,097,825
Selling, general and administrative	28,534,761	22,414,296	59,182,163	45,442,675

Total costs and expenses	34,426,578	26,776,323	70,738,944	53,917,961

Loss from operations	(13,696,246)	(17,383,795)	(31,050,929)	(38,021,292)
Interest and other income, net	760,380	711,437	1,678,641	1,423,567

Net loss	$(12,935,866)	$(16,672,358)	$(29,372,288)	$(36,597,725)

Basic and diluted net loss per share	$(0.25)	$(0.36)	$(0.58)	$(0.80)

Weighted average shares outstanding to calculate basic and diluted net loss per share	50,914,289	46,602,366	50,810,371	45,637,918
See accompanying notes.

Santarus, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
Operating activities
Net loss	$(29,372,288)	$(36,597,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	319,761	304,686
Stock-based compensation	3,338,773	4,819,873
Changes in operating assets and liabilities:
Accounts receivable, net	(2,421,475)	(5,870,440)
Inventories, net	27,329	(317,724)
Other current assets	(716,376)	(107,847)
Other assets	(2,930)	—
Accounts payable and accrued liabilities	7,845,051	3,616,912
Allowance for product returns	390,177	2,507,099
Deferred revenue	(3,861,004)	(1,428,571)

Net cash used in operating activities	(24,452,982)	(33,073,737)

Investing activities
Purchase of short-term investments	(1,561,202)	(1,847,296)
Sales and maturities of short-term investments	—	3,000,000
Long-term restricted cash	300,000	250,000
Purchases of property and equipment	(487,142)	(26,055)

Net cash (used in) provided by investing activities	(1,748,344)	1,376,649

Financing activities
Exercise of stock options	210,919	447,300
Issuance of common stock, net	1,293,254	17,535,350
Payments on equipment notes payable	—	(38,019)

Net cash provided by financing activities	1,504,173	17,944,631

Decrease in cash and cash equivalents	(24,697,153)	(13,752,457)
Cash and cash equivalents at beginning of the period	70,883,641	59,916,226

Cash and cash equivalents at end of the period	$46,186,488	$46,163,769

Supplemental disclosure of cash flow information:
Interest paid	$5,960	$8,090

Supplemental schedule of noncash financing activities:
Issuance of warrant in connection with committed equity financing facility	$—	$1,282,318

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
     The Company received approval from the U.S. Food and Drug Administration (“FDA”) to market Zegerid® (omeprazole/sodium bicarbonate) Capsules in February 2006 for the treatment of heartburn and other symptoms associated with gastroesophageal reflux disease (“GERD”), treatment and maintenance of healing of erosive esophagitis and treatment of duodenal and gastric ulcers. The Company received approval from the FDA to market Zegerid (omeprazole/sodium bicarbonate) Powder for Oral Suspension for these same indications in 2004. In addition, Zegerid Powder for Oral Suspension is approved for the reduction of risk of upper gastrointestinal bleeding in critically ill patients, and is currently the only proton pump inhibitor (“PPI”) product approved for this indication. The Company commercially launched Zegerid Capsules in late March 2006 and launched Zegerid Powder for Oral Suspension 20 mg in late 2004 and the 40 mg dosage strength in early 2005.
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
     Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any future periods. For further information, please see the financial statements and related disclosures included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
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
     The Company’s allowance for product returns was $2.0 million as of June 30, 2007 and $1.6 million as of December 31, 2006. Prior to the fourth quarter of 2006, the Company deferred the recognition of revenue on product shipments of its Zegerid products to wholesale distributors until units were dispensed through patient prescriptions as the Company was unable to reasonably estimate the amount of future product returns. Units dispensed are not generally subject to return. Prior to the fourth quarter of 2006, the Company’s allowance for product returns was based on an analysis of Zegerid product shipments to its wholesale distributors in excess of the estimated number of units dispensed through patient prescriptions. In order to develop a methodology and provide a basis for estimating future product returns on sales to its customers at the time title transfers, the Company has been tracking its Zegerid products return history from the time of its first commercial product launch of Zegerid Powder for Oral Suspension 20 mg in late 2004, taking into consideration product expiration dating and inventory levels in the distribution channel. Based on the product returns history gathered over two years through the end of 2006, the Company determined that it had the information needed to reasonably estimate future product returns, and as a result, the Company reduced the allowance for product returns during the quarter ended December 31, 2006. The Company continues to recognize product sales at the time title passes to its customers, and the Company provides for an estimate of future product returns at that time based upon its historical product returns trends, analysis of product expiration dating and inventory levels in the distribution channel, and the other factors discussed above. There may be a significant time lag between the date the Company determines the estimated allowance and when it receives the product return and issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase in its net loss or a net decrease in its net loss in those periods. To date, actual results have not materially differed from the Company’s estimates.
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
     The Company’s allowance for rebates, chargebacks and other discounts was $14.2 million as of June 30, 2007 and $7.8 million as of December 31, 2006. These allowances reflect an estimate of the Company’s liability for rebates due to managed care organizations under specific contracts, rebates due to various governmental organizations under Medicaid and Medicare contracts and regulations, chargebacks due to various organizations purchasing the Company’s products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. The Company estimates its liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, the Company evaluates its outstanding contracts and applies the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, the Company projects the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicaid, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by the Company and/or its competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date the Company determines the estimated allowance and when the Company makes the contractual payment or issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase in its net loss or a net decrease in its net loss in those periods. To date, actual results have not materially differed from the Company’s estimates.
     Contract Revenue. The Company recognizes contract revenue consistent with the provisions of SAB No. 104 and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company analyzes each element of its licensing and co-promotion agreements to determine the appropriate revenue recognition. The Company recognizes revenue on upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. The Company recognizes milestone payments upon the achievement of specified milestones if (1) the milestone is substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement and (2) the fees are nonrefundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recognized as deferred revenue. Sales milestones and royalties will be recognized when earned under the agreements. Certain elements of the Company’s licensing and co-promotion agreements are described below:
•	In November 2006, the Company received a nonrefundable $15.0 million upfront license fee in connection with its license agreement with Schering-Plough Healthcare Products, Inc. (“Schering-Plough”). The $15.0 million upfront payment is being amortized to revenue on a straight-line basis over a 37-month period through the end of 2009, which represents the estimated period over which the Company has significant responsibilities under the agreement.

•	In October 2004, the Company received a nonrefundable $15.0 million upfront payment in connection with its co-promotion agreement with Otsuka America Pharmaceutical, Inc. (“Otsuka America”). The $15.0 million upfront payment is being amortized to revenue on a straight-line basis over the 63-month contractual term through the end of 2009.
4. Stock-Based Compensation
     For the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006, the Company recognized approximately $1.8 million, $2.4 million, $3.3 million and $4.8 million of total stock-based compensation, respectively, in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”) and EITF Issue No. 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services. As of June 30, 2007, total unrecognized compensation cost related to stock options and employee stock purchase plan rights was approximately $14.1 million, and the weighted average period over which it is expected to be recognized is 2.8 years. In March 2007, the Company granted options to purchase 1,753,817 shares of its common stock in connection with annual option grants to all eligible employees.

5. Comprehensive Income (Loss)
     Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss), specifically unrealized gains and losses on securities available-for-sale. Comprehensive loss consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net loss	$(12,935,866)	$(16,672,358)	$(29,372,288)	$(36,597,725)
Unrealized loss on investments	(2,059)	(5,970)	(2,059)	(2,443)

Comprehensive loss	$(12,937,925)	$(16,678,328)	$(29,374,347)	$(36,600,168)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net loss	$(12,935,866)	$(16,672,358)	$(29,372,288)	$(36,597,725)

Denominator:
Weighted average common shares outstanding	50,926,762	46,647,553	50,826,616	45,691,490
Weighted average unvested common shares subject to repurchase	(12,473)	(45,187)	(16,245)	(53,572)

Denominator for basic and diluted net loss per share	50,914,289	46,602,366	50,810,371	45,637,918

Basic and diluted net loss per share	$(0.25)	$(0.36)	$(0.58)	$(0.80)

7. Segment Reporting
     Management has determined that the Company operates in one business segment which is the acquisition, development and commercialization of pharmaceutical products.
8. Balance Sheet Details
     Inventories, net consist of the following:

	June 30,	December 31,
	2007	2006
Raw materials	$1,524,544	$1,854,492
Finished goods	5,909,310	5,534,141

	7,433,854	7,388,633
Allowance for excess and obsolete inventory	(481,914)	(409,364)

	$6,951,940	$6,979,269

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
     Accounts payable and accrued liabilities consist of the following:

	June 30,	December 31,
	2007	2006
Accounts payable	$4,489,984	$3,386,497
Accrued compensation and benefits	4,932,440	5,587,290
Accrued rebates	13,257,785	7,130,887
Accrued royalties	2,639,977	2,708,623
Other accrued liabilities	5,059,383	3,721,221

	$30,379,569	$22,534,518

9. Co-Promotion Agreement
     In June 2007, the Company entered into a co-promotion agreement with Victory Pharma, Inc. (“Victory”) to co-promote Victory’s Naprelan® (naproxen sodium) Controlled Release Tablets prescription pharmaceutical products to targeted primary care physicians in the U.S. Under the terms of the agreement, the Company will receive a co-promotion fee equal to slightly more than half of the net sales value of the prescriptions generated by its target physicians, offset by an initial credit in recognition of existing sales. Commencing in January 2008, the Company will be obligated to make a minimum number of annual and quarterly second position sales calls to target physicians. Victory is responsible for creating and developing, at its cost and expense, all product marketing materials as well as for handling all manufacturing, distribution, medical affairs and regulatory support for the products. The Company is responsible for all costs related to its sales force, and will purchase samples and training and promotional literature at cost from Victory or its suppliers.
     The agreement will continue in effect until June 10, 2014 unless terminated sooner. Either party may terminate the agreement if the other party fails to perform any material term of the agreement and fails to cure such breach, subject to prior written notice within a specified time period. In addition, either party may terminate the agreement if the other party becomes insolvent, files or consents to the filing of a petition under any bankruptcy or insolvency law or has any such petition filed against it, and within a specified time period, such filing has not been stayed. Either party may also terminate the agreement under other specified circumstances relating to a significant recall or withdrawal of the products or in the event of specified regulatory or governmental actions that would prevent a party from performing its obligations under the agreement. The Company may also terminate the agreement in other circumstances, such as loss of market exclusivity, subject to notice to Victory. In addition, subject to 120 days prior written notice to Victory, the Company may terminate the agreement (a) at any time following the 18-month anniversary of the effective date of the agreement or (b) at any time if Victory is not continuing to provide marketing and promotional support for the products at specified minimum levels.
10. Contingencies
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
11. Income Taxes
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
     The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s balance sheets at December 31, 2006 and at June 30, 2007, and has recognized $0 in interest and/or penalties in the statement of operations for the three and six months ended June 30, 2007.
     The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 1997 and forward are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.
     The adoption of FIN No. 48 did not impact the Company’s financial condition, results of operations or cash flows. At January 1, 2007, the Company had net deferred tax assets of $93.6 million. The deferred tax assets are primarily composed of federal and state tax net operating loss carryforwards and federal and state research and development credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the Company’s net deferred tax asset. Additionally, the future utilization of the Company’s net operating loss and research and development credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred, however, the Company plans to complete a Section 382/383 analysis regarding the limitation of the net operating losses and research and development credits. When this analysis is completed, the Company plans to update its unrecognized tax benefits under FIN No. 48. Therefore, the Company expects that the unrecognized tax benefits may change within 12 months of this reporting date. At this time, the Company cannot estimate how much the unrecognized tax benefits may change. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in unrecognized tax benefits will not impact the Company’s effective tax rate.
12. Subsequent Event
     In July 2007, the Company earned a $5.0 million milestone relating to progress on clinical product development strategy under the Company’s over-the-counter license agreement with Schering-Plough for PPI products using the Company’s patented PPI technology.
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
     Zegerid Capsules and Zegerid Powder for Oral Suspension are supported by more than 500 field sales representatives who promote our Zegerid products in the primary detail position. The field sales representatives include approximately 210 of our own representatives and approximately 170 representatives under our co-promotion agreement with Otsuka America Pharmaceutical, Inc., or Otsuka America. The field sales representatives also include approximately 140 inVentiv Commercial Services, LLC, or inVentiv, contract sales representatives, under a services agreement that we announced in November 2006. In addition, we utilize field-based district sales managers and regional sales directors to oversee the activities of our field sales representatives and national and regional account managers to work with managed care organizations to obtain formulary and reimbursement coverage for our products. We also use a variety of marketing programs to promote our products, including promotional materials, speaker programs, journal advertising, industry publications, electronic media and product sampling.
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
     We have a non-exclusive agreement with Otsuka America, under which Otsuka America is co-promoting Zegerid Capsules and Zegerid Powder for Oral Suspension to targeted U.S. physicians. We originally entered into the agreement in October 2004 and amended the terms of the agreement in January 2006. Under the agreement, we received a $15.0 million upfront payment from Otsuka America, and have agreed to pay Otsuka America a royalty on total U.S. net sales of Zegerid Capsules and Zegerid Powder for Oral Suspension. The agreement will terminate automatically on December 31, 2009, unless terminated sooner. In addition to other more limited termination rights, either party may terminate the agreement at any time by providing at least 120 days prior written notice.
     In October 2006, we entered into a license agreement with Schering-Plough Healthcare Products, Inc., or Schering-Plough, granting rights to develop, manufacture, market and sell omeprazole products using our patented PPI technology for the over-the-counter, or OTC, market in the U.S. and Canada. In November 2006, we received a $15.0 million upfront license fee. In July 2007, a $5.0 million milestone was achieved relating to progress on clinical product development strategy. We may earn up to an additional $60.0 million in milestone payments upon the achievement of certain regulatory and sales milestones. We will also receive low double-digit royalties, subject to adjustment in certain circumstances, on net sales of any OTC products sold by Schering-Plough under the license agreement. In turn, we will be obligated to pay royalties to the University of Missouri based on net sales of any OTC products sold by Schering-Plough. The license agreement will remain in effect as long as Schering-Plough is marketing products under the license agreement in the U.S. or Canada. Schering-Plough may terminate the agreement on 180 days prior written notice anytime after submitting its first new drug application for a licensed product or if Schering-Plough does not meet a specified deadline for receiving marketing approval in the U.S. for a licensed product. In addition, either party may terminate the agreement in the event of uncured material breach of a material obligation, subject to certain limitations, or in the event of bankruptcy or insolvency.
     In June 2007, we entered into a co-promotion agreement with Victory Pharma, Inc., or Victory, to co-promote Victory’s Naprelan® (naproxen sodium) Controlled Release Tablets prescription pharmaceutical products to targeted primary care physicians in the U.S. Naprelan Tablets are a once-daily, controlled release formulation of naproxen sodium, a non-steroidal anti-inflammatory drug, or NSAID, indicated for the treatment of a number of conditions, including arthritis and the relief of mild to moderate pain. We have trained our field sales representatives and recently commenced promotional activities for the Naprelan products. Under the terms of the agreement, we will receive a co-promotion fee equal to slightly more than half of the net sales value of the prescriptions generated by our target physicians, offset by an initial credit in recognition of existing sales. Commencing in January 2008, we will be obligated to make a minimum number of annual and quarterly second position sales calls to target physicians. Victory is responsible for creating and developing, at its cost and expense, all product marketing materials as well as for handling all manufacturing, distribution, medical affairs and regulatory support for the products. We are responsible for all costs related to our sales force, and will purchase samples and training and promotional literature at cost from Victory or its suppliers. The agreement will continue in effect until June 10, 2014 unless terminated sooner. In addition to other more limited termination rights, subject to 120 days prior written notice to Victory, we may terminate the agreement (a) at any time following the 18-month anniversary of the effective date of the agreement or (b) at any time if Victory is not continuing to provide marketing and promotional support for the products at specified minimum levels.
     We have incurred significant losses since our inception. We had an accumulated deficit of $289.1 million as of June 30, 2007. These losses have resulted principally from costs incurred in connection with license fees, research and development activities, including costs of clinical trial activities associated with our current products, commercialization activities and general and administrative expenses.
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

     In July 2006, we entered into a Loan and Security Agreement, or the Loan Agreement, with Comerica Bank, or Comerica. The credit facility under our Loan Agreement consists of a revolving line of credit, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $20.0 million. As of August 6, 2007, the date of this report, we have not borrowed any amounts under the Loan Agreement.
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
     Our allowance for product returns was $2.0 million as of June 30, 2007 and $1.6 million as of December 31, 2006. Prior to the fourth quarter of 2006, we deferred the recognition of revenue on product shipments of our Zegerid products to wholesale distributors until units were dispensed through patient prescriptions as we were unable to reasonably estimate the amount of future product returns. Units dispensed are not generally subject to return. Prior to the fourth quarter of 2006, our allowance for product returns was based on an analysis of Zegerid product shipments to our wholesale distributors in excess of the estimated number of units dispensed through patient prescriptions. In order to develop a methodology and provide a basis for estimating future product returns on sales to our customers at the time title transfers, we have been tracking our Zegerid products return history from the time of our first commercial product launch of Zegerid Powder for Oral Suspension 20 mg in late 2004, taking into consideration product expiration dating and inventory levels in the distribution channel. Based on the product returns history gathered over two years through the end of 2006, we determined that we had the information needed to reasonably estimate future product returns, and as a result, we reduced our allowance for product returns during the quarter ended December 31, 2006. We continue to recognize product sales at the time title passes to our customers, and we provide for an estimate of future product returns at that time based upon our historical product returns trends, our analysis of product expiration dating and inventory levels in the distribution channel, and the other factors discussed above. There may be a significant time lag between the date we determine the estimated allowance and when we receive the product return and issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase in our net loss or a net decrease in our net loss in those periods. To date, actual results have not materially differed from our estimates.
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
     Our allowance for rebates, chargebacks and other discounts was $14.2 million as of June 30, 2007 and $7.8 million as of December 31, 2006. These allowances reflect an estimate of our liability for rebates due to managed care organizations under specific contracts, rebates due to various governmental organizations under Medicaid and Medicare contracts and regulations, chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. We estimate our liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, we evaluate our outstanding contracts and apply the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, we project the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicaid, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by us and/or our competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date we determine the estimated allowance and when we make the contractual payment or issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase in our net loss or a net decrease in our net loss in those periods. To date, actual results have not materially differed from our estimates.
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
•	In November 2006, we received a nonrefundable $15.0 million upfront license fee in connection with our license agreement with Schering-Plough. The $15.0 million upfront payment is being amortized to revenue on a straight-line basis over a 37-month period through the end of 2009, which represents the estimated period over which we have significant responsibilities under the agreement.

•	In October 2004, we received a nonrefundable $15.0 million upfront payment in connection with our co-promotion agreement with Otsuka America. The $15.0 million upfront payment is being amortized to revenue on a straight-line basis over the 63-month contractual term through the end of 2009.
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
Stock-Based Compensation
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123(R), using the modified prospective transition method. Under this transition method, compensation cost recognized for the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006 included (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.
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
     For options granted prior to January 1, 2006, we amortize the fair value on an accelerated basis. For options granted after January 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service period of the awards, which is generally the vesting period. Pre-vesting forfeitures were estimated to be approximately 0% for the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006, as the majority of options granted contain monthly vesting terms.
     We account for options issued to non-employees under SFAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services. As such, the value of options issued to non-employees is periodically remeasured as the underlying options vest.
     For the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006, we recognized approximately $1.8 million, $2.4 million, $3.3 million and $4.8 million, respectively, of stock-based compensation in accordance with SFAS No. 123(R) and EITF Issue No. 96-18. For the three months ended June 30, 2007, stock-based compensation of approximately $30,000, $140,000 and $1.6 million was included in cost of sales, research and development, and selling, general and administrative expenses, respectively, in the accompanying condensed statement of operations. For the three months ended June 30, 2006, stock-based compensation of approximately $20,000, $287,000 and $2.1 million was included in cost of sales, research and development, and selling, general and administrative expenses, respectively, in the accompanying condensed statement of operations. For the six months ended June 30, 2007, stock-based compensation of approximately $61,000, $252,000 and $3.0 million was included in cost of sales, research and development, and selling, general and administrative expenses, respectively, in the accompanying condensed statement of operations. For the six months ended June 30, 2006, stock-based compensation of approximately $45,000, $582,000 and $4.2 million was included in cost of sales, research and development, and selling, general and administrative expenses, respectively, in the accompanying condensed statement of operations. As of June 30, 2007, total unrecognized compensation cost related to stock options was approximately $14.1 million, and the weighted average period over which it is expected to be recognized is 2.8 years.
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
Results of Operations
Comparison of Three Months Ended June 30, 2007 and 2006
     Product Sales, Net. Product sales, net were $18.8 million for the three months ended June 30, 2007 and $8.7 million for the three months ended June 30, 2006 and consisted of sales of Zegerid Capsules and Zegerid Powder for Oral Suspension. The $10.1 million increase was primarily attributable to an increase in sales of Zegerid Capsules. For the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, the amount of rebates, chargebacks and other discounts has grown primarily as a result of increased sales of our Zegerid products and increased contracting with various managed care organizations and governmental organizations relating to Medicaid and Medicare. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased.
     Contract Revenue. Contract revenue was $1.9 million for the three months ended June 30, 2007 and $715,000 for the three months ended June 30, 2006. Contract revenue consisted of co-promotion revenue from the $15.0 million upfront fee received pursuant to our co-promotion agreement with Otsuka America entered into in October 2004, which is being amortized to revenue over the term of the agreement through December 31, 2009. In the three months ended June 30, 2007, contract revenue also included license fee revenue from the $15.0 million upfront fee received in November 2006 pursuant to our license agreement with Schering-Plough. This upfront fee is being amortized to revenue through the end of 2009, which is the estimated period over which we have significant responsibilities under the agreement.
     Cost of Sales. Cost of sales was $1.7 million for the three months ended June 30, 2007 and $1.4 million for the three months ended June 30, 2006, or approximately 9% and 16% of net product sales, respectively. Cost of sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Zegerid products. Cost of sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales. The decrease in our cost of sales as a percentage of net product sales was primarily attributable to lower manufacturing costs associated with our capsule product and certain fixed costs being applied to increased sales volumes.
     License Fees and Royalties. License fees and royalties were $2.6 million for the three months ended June 30, 2007 and $1.2 million for the three months ended June 30, 2006. License fees and royalties consisted of royalties due to the University of Missouri and Otsuka America based upon net product sales.
     Research and Development. Research and development expenses were $1.6 million for the three months ended June 30, 2007 and $1.7 million for the three months ended June 30, 2006. The $129,000 decrease in our research and development expenses was primarily attributable to a decrease in stock-based compensation.
     Selling, General and Administrative. Selling, general and administrative expenses were $28.5 million for the three months ended June 30, 2007 and $22.4 million for the three months ended June 30, 2006. The $6.1 million increase in our selling, general and administrative expenses was primarily attributable to the expansion of our commercial presence, including expenses associated with our contract sales organization agreement with inVentiv entered into in late 2006 and costs related to our sales and marketing personnel resulting from an increase in headcount. Additionally, an increase in costs associated with advertising and promotional activities contributed to the increase in our selling, general and administrative expenses.
     Interest and Other Income, Net. Interest and other income, net was $761,000 for the three months ended June 30, 2007 and $711,000 for the three months ended June 30, 2006. The $50,000 increase was primarily attributable to higher interest income resulting from higher average cash balances and a higher rate of return on our cash, cash equivalents and short-term investments.
Comparison of Six Months Ended June 30, 2007 and 2006
     Product Sales, Net. Product sales, net were $35.8 million for the six months ended June 30, 2007 and $14.5 million for the six months ended June 30, 2006 and consisted of sales of Zegerid Capsules and Zegerid Powder for Oral Suspension. The $21.3 million increase was primarily attributable to an increase in sales of Zegerid Capsules. For the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, the amount of rebates, chargebacks and other discounts has grown primarily as a result of increased sales of our Zegerid products and increased contracting with various managed care organizations and governmental organizations relating to Medicaid and Medicare. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased.
     Contract Revenue. Contract revenue was $3.9 million for the six months ended June 30, 2007 and $1.4 million for the six months ended June 30, 2006. Contract revenue consisted of co-promotion revenue from the $15.0 million upfront fee received pursuant to our co-promotion agreement with Otsuka America entered into in October 2004, which is being amortized to revenue over the term of the agreement through December 31, 2009. In the six months ended June 30, 2007, contract revenue also included license fee revenue from the $15.0 million upfront fee received in November 2006 pursuant to our license agreement with Schering-Plough. This upfront fee is being amortized to revenue through the end of 2009, which is the estimated period over which we have significant responsibilities under the agreement.
     Cost of Sales. Cost of sales was $3.3 million for the six months ended June 30, 2007 and $2.4 million for the six months ended June 30, 2006, or approximately 9% and 16% of net product sales, respectively. Cost of sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Zegerid products. Cost of sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales. The decrease in our cost of sales as a percentage of net product sales was primarily attributable to lower manufacturing costs associated with our capsule product and certain fixed costs being applied to increased sales volumes.
     License Fees and Royalties. License fees and royalties were $5.0 million for the six months ended June 30, 2007 and $2.0 million for the six months ended June 30, 2006. License fees and royalties consisted of royalties due to the University of Missouri and Otsuka America based upon net product sales.
     Research and Development. Research and development expenses were $3.2 million for the six months ended June 30, 2007 and $4.1 million for the six months ended June 30, 2006. The $867,000 decrease in our research and development expenses was primarily attributable to a decrease in manufacturing development activities associated with the capsule and chewable tablet products and a decrease in stock-based compensation.
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

     Selling, General and Administrative. Selling, general and administrative expenses were $59.2 million for the six months ended June 30, 2007 and $45.4 million for the six months ended June 30, 2006. The $13.8 million increase in our selling, general and administrative expenses was primarily attributable to the expansion of our commercial presence, including expenses associated with our contract sales organization agreement with inVentiv entered into in late 2006 and costs related to our sales and marketing personnel resulting from an increase in headcount. Additionally, an increase in costs associated with advertising and promotional activities including product samples contributed to the increase in our selling, general and administrative expenses.
     Interest and Other Income, Net. Interest and other income, net was $1.7 million for the six months ended June 30, 2007 and $1.4 million for the six months ended June 30, 2006. The $256,000 increase was primarily attributable to higher interest income resulting from higher average cash balances and a higher rate of return on our cash, cash equivalents and short-term investments.
Liquidity and Capital Resources
     As of June 30, 2007, cash, cash equivalents and short-term investments were $52.4 million, compared to $75.5 million as of December 31, 2006, a decrease of $23.1 million. This decrease resulted primarily from our net loss for the six months ended June 30, 2007 adjusted for non-cash expenses and changes in operating assets and liabilities.
     Net cash used in operating activities was $24.5 million for the six months ended June 30, 2007 and $33.1 million for the six months ended June 30, 2006. The primary use of cash was to fund our net losses for these periods, adjusted for non-cash expenses, including $3.3 million for six months ended June 30, 2007 and $4.8 million for the six months ended June 30, 2006 in stock-based compensation, and changes in operating assets and liabilities. For the six months ended June 30, 2007, significant working capital sources of cash included increases in accounts payable and accrued liabilities primarily driven by an increase in accrued rebates. These working capital sources of cash were offset in part by increases in accounts receivable and a decrease in deferred revenue. For the six months ended June 30, 2006, significant working capital uses of cash included increases in accounts receivable and decreases in deferred revenue, offset in part by increases in accounts payable and accrued liabilities and allowance for product returns.
     Net cash used in investing activities was $1.7 million for the six months ended June 30, 2007 consisting of purchases of short-term investments and property and equipment, offset in part by a reduction in long-term restricted cash associated with a letter of credit agreement required by our facilities lease. Net cash provided by investing activities was $1.4 million for the six months ended June 30, 2006, consisting primarily of purchases and sales and maturities of short-term investments.
     Net cash provided by financing activities was $1.5 million for the six months ended June 30, 2007 consisting of proceeds from the issuance of common stock under our employee stock purchase plan and the exercise of stock options. Net cash provided by financing activities was $17.9 million for the six months ended June 30, 2006 consisting primarily of net proceeds of approximately $16.4 million resulting from the issuance of common stock in connection with draw downs under our CEFF with Kingsbridge and proceeds from the issuance of common stock under our employee stock purchase plan and the exercise of stock options.
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
     We currently rely on OSG Norwich Pharmaceuticals, Inc. as our manufacturer of Zegerid Capsules and Patheon, Inc. as our manufacturer of Zegerid Powder for Oral Suspension. We also purchase commercial quantities of omeprazole, an active ingredient in our Zegerid products, from Union Quimico Farmaceutica, S.A. At June 30, 2007, we had finished goods and raw materials inventory purchase commitments of approximately $2.7 million.

     The following summarizes our long-term contractual obligations as of June 30, 2007:

	Payments Due by Period
		Less than
		One Year
		(Remainder of	One to	Four to
Contractual Obligations	Total	2007)	Three Years	Five Years	Thereafter
	(in thousands)
Operating leases	$2,323	$1,032	$1,291	$—	$—
Other long-term obligations	1,398	536	862	—	—

Total	$3,721	$1,568	$2,153	$—	$—

     The amount and timing of cash requirements will depend on market acceptance of Zegerid Capsules and Zegerid Powder for Oral Suspension, the Naprelan products and any other products that we may market in the future, the resources we devote to researching, developing, formulating, manufacturing, commercializing and supporting our products, and our ability to enter into third-party collaborations.
     We believe that our current cash, cash equivalents and short-term investments, together with the $5.0 million milestone from Schering-Plough, potential proceeds from the CEFF with Kingsbridge and potential loan proceeds under our Loan Agreement with Comerica, will be sufficient to fund our operations for at least the next 12 months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed earlier than we expect. In the next 12 months and until we can generate significant cash from our operations, we likely will finance future cash needs through the sale of equity securities, strategic collaboration agreements and/or debt financing, under our established arrangements and/or under new arrangements.
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
     In July 2006, we entered into our Loan Agreement with Comerica, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $20.0 million. As of August 6, 2007, the date of this report, we have not borrowed any amounts under the Loan Agreement. Under the Loan Agreement, the revolving loan bears interest, as selected by us, at either the variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” or the LIBOR rate (as computed in the LIBOR Addendum to the Loan Agreement) plus 2.25 percent. Interest payments on advances made under the Loan Agreement are due and payable in arrears on the first calendar day of each month during the term of the Loan Agreement. Amounts borrowed under the Loan Agreement may be repaid and re-borrowed at any time prior to July 28, 2009. The Loan Agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the Loan Agreement. We expect to use the loan proceeds to support our ongoing working capital needs and for general corporate purposes. Amounts borrowed under the Loan Agreement are secured by all of our personal property. The collateral does not include any intellectual property, including copyrights, patents, trademarks, servicemarks and applications therefor, now owned or hereafter acquired, or any claims for damages by way of any past, present and future infringement of any such intellectual property; provided, however, that the collateral includes all accounts and general intangibles that consist of rights to payment and proceeds from the sale, licensing or disposition of all or any part, or rights in, such intellectual property. Under the Loan Agreement, we are subject to certain affirmative and negative covenants, including limitations on our ability: to convey, sell, lease, license, transfer or otherwise dispose of assets; to create, incur, assume, guarantee or be liable with respect to certain indebtedness; to grant liens; to pay dividends and make certain other restricted payments; and to make investments. In addition, under the Loan Agreement we are required to maintain a balance of cash with Comerica in an amount of not less than $4.0 million and to maintain any other cash balances with either Comerica or another financial institution covered by a control agreement for the benefit of Comerica. We are also subject to certain financial covenants with respect to a minimum liquidity ratio and, when the outstanding loan balances exceed $15.0 million, minimum EBITDA requirements. We believe that we have currently met all of our obligations under the Loan Agreement.
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
     As of June 30, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Caution on Forward-Looking Statements
     Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance that are not historical facts are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to increase market demand for, and sales of, our Zegerid® products and any other products that we or our strategic partners may market; our ability to maintain adequate levels of reimbursement from managed care organizations and other third party payors for our Zegerid products and any future products; our dependence on a number of third parties, such as Schering-Plough Healthcare Products, Inc., under our over-the-counter, or OTC, license agreement, Otsuka America Pharmaceutical, Inc., under our co-promotion agreement and inVentiv Commercial Services, LLC, under our service agreement; the scope and validity of patent protection for our products and our ability to commercialize our products without infringing the patent rights of others; unexpected adverse side effects or inadequate therapeutic efficacy of our products that could hinder commercialization or that could result in product recalls or product liability claims; competition from other pharmaceutical or biotechnology companies; other difficulties or delays relating to the development, testing, manufacturing and marketing of, and maintaining regulatory approvals for, our products; risks related to our co-promotion agreement with Victory Pharma, Inc. relating to the Naprelan® products, including our ability to generate adequate revenues to justify our level of promotional effort and expense under the agreement; our ability to obtain additional financing as needed to support our operations; and other risks detailed below under Part II — Item 1A — Risk Factors.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Under the terms of our Loan Agreement with Comerica, the interest rate applicable to any amounts borrowed by us under the credit facility will be, at our election, indexed to either Comerica’s prime rate or the LIBOR rate. If we elect Comerica’s prime rate for all or any portion of our borrowings, the interest rate will be variable, which would expose us to the risk of increased interest expense if interest rates rise. If we elect the LIBOR rate for all or any portion of our borrowings, such LIBOR rate will remain fixed only for a specified, limited period of time after the date of our election, after which we will be required to repay the borrowed amount, or elect a new interest rate indexed to either Comerica’s prime rate or the LIBOR rate. The new rate may be higher than the earlier interest rate applicable under the Loan Agreement. As of August 6, 2007, the date of this report, we have not borrowed any amounts under the Loan Agreement. Accordingly, we currently believe that changes in such interest rates would not materially affect our market risk.
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
     We expect to incur significant costs as we continue to support the commercialization of Zegerid Capsules and Zegerid Powder for Oral Suspension. We have realized modest growth in sales of our Zegerid products to date relative to our expenses to date, including expenses associated with our commercial operations, and may be unable to achieve greater market acceptance. For the six months ended June 30, 2007, we recognized $35.8 million in net product sales. In addition, as of June 30, 2007, we had an accumulated deficit of $289.1 million.
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
Failure of our Zegerid products to continue to achieve and maintain market acceptance would seriously impair our growth prospects and our ability to reach profitability.
     The commercial success of Zegerid Capsules, Zegerid Powder for Oral Suspension and any other products we promote depends upon acceptance of our products by the medical community, particularly gastroenterologists and primary care physicians, as well as patients and third-party payors. Market acceptance depends upon several factors, including:
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
     In addition, even if our products continue to achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost-effective or otherwise render our products obsolete.
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
     In many cases, insurers and other healthcare payment organizations encourage the use of less expensive alternative generic brands and OTC products through their prescription benefits coverage and reimbursement policies. We cannot predict the impact of the availability of any future immediate-release omeprazole OTC products or generic PPI products on the benefits coverage and reimbursement policies for our prescription Zegerid branded products. Insurers and other healthcare payment organizations may make the generic or OTC alternatives more attractive to the patient by providing different amounts of reimbursement so that the net cost of the generic or OTC product to the patient is less than the net cost of a prescription branded product. Aggressive pricing policies by our generic or OTC product competitors and the prescription benefit policies of insurers could have a negative effect on our product revenues and profitability. Even though we are eligible to receive sales-based royalties on OTC products under our OTC license agreement with Schering-Plough, those potential revenues could be offset by the impact of lost sales of our prescription products to the extent the OTC products are preferred by customers over our current prescription products.
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

The process for obtaining coverage can be lengthy and time-consuming, in some cases taking several months before a particular payor initially reviews our product, and we may ultimately be unsuccessful in obtaining coverage. Our competitors generally have larger account management organizations, as well as existing business relationships with third-party payors relating to their PPI products, as well as other portfolio products. Moreover, the current availability of generic and OTC delayed-release omeprazole products may make obtaining reimbursement coverage for our immediate-release products more difficult because our products also utilize omeprazole as an active ingredient. If we fail to successfully secure and maintain reimbursement coverage for our products on favorable terms or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be materially adversely affected.
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
     The pharmaceutical industry is intensely competitive, particularly in the GI field, where currently marketed products are well-established and successful. Many of our competitors are large, well-established companies in the pharmaceutical field. Our competitors include, among others, AstraZeneca plc, TAP Pharmaceutical Products Inc., Wyeth, Altana, Eisai Co., Ltd., Johnson & Johnson, Axcan Pharma Inc., Ferring Pharmaceuticals A/S, Merck & Co., Inc., Novartis AG, Pfizer Inc., Salix Pharmaceuticals, Inc., Shire Pharmaceuticals Group plc and The Procter & Gamble Company, as well as several generic manufacturers. Many of these companies already offer products that target GERD and other GI diseases and disorders that we target. Given our relatively small size and the entry of our products into a market characterized by well-established drugs, we may not be able to compete effectively.
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

     As a result, they may have a greater ability to undertake more extensive research and development, manufacturing, marketing and other programs. Many of these companies may succeed in developing products earlier than we do, completing the regulatory process and showing safety and efficacy of products more rapidly than we do or developing products that are more effective than our products. Additionally, many of our competitors have greater resources to conduct clinical studies differentiating their products, as compared to our limited resources. Further, the products they develop may be based on new and different technology and may exhibit other benefits relative to our products.
     Many of these companies with which we compete also have significantly greater financial and other resources than we do. Larger pharmaceutical companies typically have significantly larger field sales force organizations and invest significant amounts in advertising and marketing their products, including through the purchase of television advertisements and the use of other direct-to-consumer methods. As a result, these larger companies are able to reach a greater number of physicians and consumers and reach them more frequently than we can with our smaller sales organization. It is also possible that our competitors may be able to reduce their cost of manufacturing so that they can aggressively price their products and secure a greater market share to our detriment. In addition, our competitors may be able to attract and retain qualified personnel and to secure capital resources more effectively than we can. Any of these events could adversely affect our business.
Our Zegerid products compete with many other drug products focused on upper GI diseases and disorders which could put downward pressure on pricing and market share and limit our ability to generate revenues.
     Our Zegerid products compete with many prescription and OTC products, including:
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
     In addition, various companies are developing new products, including motility agents, reversible acid inhibitors, cytoprotective compounds, new PPIs and products that act on the lower esophageal sphincter, or LES. We may be required to compete with these or other new products that have greater efficacy or other benefits relative to our products.
     Many of the currently marketed competitive products are available as generic products. For example, there are several generic delayed-release omeprazole products currently available in 10 mg and 20 mg dose strengths in the U.S. market, and we anticipate that additional generic delayed-release omeprazole products, including 40 mg dose strengths, as well as other generic delayed-release PPIs, will enter the market. In addition, with the introduction of Prilosec OTC, delayed-release omeprazole is available in a 20 mg dose as an OTC product. We anticipate that generic OTC delayed-release omeprazole products, as well as other OTC delayed-release PPI products, will also enter the market. The existence of generic and OTC delayed-release PPI products could make it more difficult for branded prescription PPI products, including our Zegerid products, to gain or maintain market share and could cause prices for PPIs to drop, each of which could adversely affect our business. Moreover, the current availability of generic and OTC delayed-release omeprazole products may have an additional impact on demand and pricing for our immediate-release products because our products also utilize omeprazole as an active ingredient.

     We may also face competition for our products from lower priced products from foreign countries that have placed price controls on pharmaceutical products. Proposed federal legislative changes may expand consumers’ ability to import lower priced versions of our products and competing products from Canada. Further, several states and local governments have implemented importation schemes for their citizens, and, in the absence of federal action to curtail such activities, we expect other states and local governments to launch importation efforts. The importation of foreign products that compete with our own products could negatively impact our business and prospects.
The promotional efforts of Otsuka America, under our co-promotion agreement, and inVentiv, under our contract sales organization agreement, may not be successful in increasing market demand for, and sales of, our Zegerid products.
     To support the promotion of our Zegerid products, we have entered into a co-promotion agreement with Otsuka America and a contract sales organization agreement with inVentiv. Under our co-promotion agreement, Otsuka America currently co-promotes Zegerid Powder for Oral Suspension and Zegerid Capsules to targeted U.S. physicians. While our agreement with Otsuka America requires its field sales representatives to promote our products in a minimum number of primary details to target physicians, we cannot be sure that Otsuka America’s efforts will be successful. In addition, we and Otsuka America each have the right to terminate the agreement effective at any time by providing at least 120 days prior written notice, as well as other more limited termination rights.
     Under our services agreement with inVentiv, inVentiv is providing approximately 140 contract sales representatives to promote our Zegerid products in the U.S. Our agreement with inVentiv causes us to incur significant costs, and we cannot be sure that the efforts of the contract sales force will be successful or that our existing sales force, together with any efforts made by Otsuka America and the contract sales force to promote our products, will generate sufficient awareness or demand for our products. If we determine that the contract sales force is not successful and we decide to terminate our agreement with inVentiv, we will incur termination fees if we elect to terminate the agreement prior to its one-year anniversary.
     Any revenues we receive from sales of our products generated by Otsuka America, the contract sales force or any other third parties will depend upon the efforts of those other parties, which in many instances will not be within our control. If we are unable to maintain our co-promotion agreement with Otsuka America, to maintain our services agreement with inVentiv or to effectively establish alternative arrangements to market our products more broadly than we can through our internal sales force, our business could be adversely affected. In addition, despite our arrangements with Otsuka America and inVentiv to expand efforts to promote our products, we still will not be able to cover all of the PPI prescribing physicians at the same level of reach and frequency as our competitors with branded PPI products.
We depend on a limited number of wholesaler customers for retail distribution of our products, and if we lose any of our significant wholesaler customers, our business could be harmed.
     Our wholesaler customers include some of the nation’s leading wholesale pharmaceutical distributors, such as Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, and major drug chains. Sales to Cardinal, McKesson and AmerisourceBergen accounted for approximately 35%, 33% and 16%, respectively, of our annual revenues during 2006 and 34%, 33% and 16%, respectively, of our revenues for the six months ended June 30, 2007. The loss of any of these wholesaler customers’ accounts or a material reduction in their purchases could harm our business, financial condition or results of operations. In addition, we may face pricing pressure from our wholesaler customers.
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
     Moreover, our sole source manufacturers and suppliers may experience difficulties related to their overall business and financial stability. Patheon, the manufacturer of our powder for oral suspension product, reported in connection with its financial statements for its fiscal year ended October 31, 2006 that its ability to continue as a going concern was uncertain and was dependent upon the successful outcome of a review of strategic and financial alternatives. Although Patheon has recently reported that it believes, with the completion of new financing arrangements, the going concern uncertainty has been eliminated, any failure of Patheon to maintain long-term improvement in its capital structure could result in a material adverse impact on Patheon’s overall business and financial stability, which could in turn result in a delay or interruption of its supply of our powder for oral suspension product to us.
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

Our resources are primarily focused on commercializing our Zegerid products, which products are vulnerable to various risks and uncertainties, and we may be unable to expand our product portfolio or integrate new products successfully.
     Our resources are primarily focused on commercializing our Zegerid family of products. Because each of our Zegerid prescription products and any OTC products developed by Schering-Plough are or will be derived from the same technology licensed from the University of Missouri, each product is vulnerable to substantially the same risks stemming from potential patent invalidity, misappropriation of intellectual property by third parties, reliance upon a third-party for patent prosecution and maintenance and unexpected early termination of our license agreement. Our ability to successfully commercialize our products could also be jeopardized by the emergence of a single competitive product that exhibits greater efficacy or other benefits relative to our products.
     Our success will depend in part on our ability to develop or otherwise commercialize future products based on different technology than the technology on which the Zegerid family of products is based. Any internal development efforts will be time-consuming and expensive and may not be successful in developing new products. We may not be able to identify appropriate licensing or acquisition opportunities to expand and diversify our pipeline of products. Even if we identify an appropriate product, competition for it may be intense. We may not be able to successfully negotiate the terms of a license or acquisition agreement on commercially acceptable terms. The negotiation of agreements to obtain rights to additional products or to acquire companies or their products or product lines could divert our management’s time and resources from other elements of our existing business. Moreover, we may be unable to finance the licensing or acquisition of a new product or an acquisition target. If we issue shares of our common stock in one or more significant acquisitions, our stockholders could suffer significant dilution of their ownership interests. We might also incur debt or experience a decrease in cash available for our operations, or incur contingent liabilities and amortization expenses relating to identifiable intangible assets, in connection with any future acquisitions.
We may not generate adequate revenues under our co-promotion agreement with Victory Pharma, Inc., or Victory, to justify our level of promotional effort and expense under the agreement.
     In June 2007, we entered into a co-promotion agreement with Victory, pursuant to which we agreed to co-promote Victory’s Naprelan® (naproxen sodium) Controlled Release Tablets prescription pharmaceutical products to our targeted primary care physicians in the U.S. Under the terms of the co-promotion agreement, we will receive a co-promotion fee equal to slightly more than half of the net sales value of the prescriptions generated by our target physicians, offset by an initial credit in recognition of existing sales. Our ability to generate adequate revenues under the co-promotion agreement to justify the resources and the level of promotional effort we will have to expend is subject to a number of risks and uncertainties, including:
•	our ability to increase market demand and sales of Naprelan products;

•	competition from other products, including a generic formulation of Naprelan, which is currently commercially available in a 500 mg dosage strength and is the subject of pending patent infringement litigation initiated by Elan Corporation, plc and/or its affiliates, as the patent holder for the Naprelan products;

•	unexpected adverse side effects or inadequate therapeutic efficacy of Naprelan products;

•	the scope and validity of patent protection for Naprelan products;

•	our and Victory’s ability to commercialize Naprelan products without infringing the patent rights of others; and

•	the potential for termination of the co-promotion arrangement.
In addition, although our sales representatives will be promoting Naprelan products in the second detail position, it could detract from their efforts to promote our Zegerid products and have an adverse impact on Zegerid sales. If our co-promotion efforts are not successful, our ability to generate sufficient revenues to sustain and grow our business and attain profitability may be adversely affected.

Regulatory approval for our currently marketed products is limited by the FDA to those specific indications and conditions for which we are able to support clinical safety and efficacy.
     Any regulatory approval is limited to those specific diseases and indications for which our products are deemed to be safe and effective by the FDA. Our Zegerid products have been approved by the FDA for the treatment of heartburn and other symptoms associated with GERD, treatment and maintenance of healing of erosive esophagitis and treatment of duodenal and gastric ulcers. Zegerid Powder for Oral Suspension also has been approved for the reduction of risk of upper GI bleeding in critically ill patients. In addition to the FDA approval required for new formulations, any new indication for an approved product also requires FDA approval. If we are not able to obtain FDA approval for any desired future indications for our products, our ability to effectively market and sell our products may be reduced and our business will be adversely affected.
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
We are subject to ongoing regulatory review of our Zegerid products and any other products that we market.
     Our Zegerid products and any other products that we market will continue to be subject to extensive regulation. These regulations impact many aspects of our operations, including the manufacture, labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion and record keeping related to the products. The FDA also frequently requires post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products. For example, in connection with the approval of our NDAs for Zegerid Powder for Oral Suspension, we committed to commence clinical studies to evaluate the product in pediatric populations in 2005. We have not yet commenced any of the studies and, prior to doing so, will need to finalize study designs, including receiving FDA input on one of the proposed study designs, engage clinical research organizations and undertake other related activities. In addition, the subsequent discovery of previously unknown problems with the product may result in restrictions on the product, including withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, disgorgement of money, operating restrictions and criminal prosecution.
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
     Our business exposes us to potential liability risks that may arise from the clinical testing of our products and the manufacture and sale of our Zegerid products and any other products we commercialize. These risks exist even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA. Any product liability claim or series of claims brought against us could significantly harm our business by, among other things, reducing demand for our products, injuring our reputation and creating significant adverse media attention and costly litigation. Plaintiffs have received substantial damage awards in some jurisdictions against pharmaceutical companies based upon claims for injuries allegedly caused by the use of their products. Any judgment against us that is in excess of our insurance policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Although we have product and clinical trials liability insurance with a coverage limit of $15.0 million, this coverage may prove to be inadequate. Furthermore, we cannot be certain that our current insurance coverage will continue to be available for our commercial or clinical trial activities on reasonable terms, if at all. Further, we may not have sufficient capital resources to pay a judgment, in which case our creditors could levy against our assets, including our intellectual property.
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
     We are a small company and, as of June 30, 2007, had 354 employees. Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical, manufacturing, product development, business development and sales and marketing personnel. We, as well as inVentiv, our contract sales provider, may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results.
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
     The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve profitability. We have been engaged in developing and commercializing drugs and have consistently generated operating losses since our inception in December 1996. Our commercial activities and continued product development and clinical activities will require significant expenditures. For the six months ended June 30, 2007, we recognized $35.8 million in net sales of our products, and, as of June 30, 2007, we had an accumulated deficit of $289.1 million. We expect to incur additional operating losses and capital expenditures as we support the continued marketing of our Zegerid products, and continue our product development and clinical research programs.
We will need to raise additional funds to continue our operations and we may be unable to raise capital when needed.
     We believe that our current cash, cash equivalents and short-term investments, together with the $5.0 million milestone from Schering-Plough, potential proceeds from the Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge, and potential loan proceeds under our Loan Agreement with Comerica, will be sufficient to fund our operations for at least the next 12 months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed earlier than we expect. In the next 12 months and until we can generate significant cash from our operations, we likely will finance future cash needs through the sale of equity securities, strategic collaboration agreements and/or debt financing, under our established arrangements and/or under new arrangements.

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
     In July 2006, we entered into our Loan Agreement with Comerica, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $20.0 million. As of August 6, 2007, the date of this report, we have not borrowed any amounts under the Loan Agreement. Our ability to borrow amounts under the Loan Agreement depends upon a number of conditions and restrictions, and we cannot be certain that we will satisfy all borrowing conditions at a time when we desire to borrow amounts under the Loan Agreement. For example, we have made comprehensive representations and warranties to Comerica as our lender, and all of these representations and warranties generally must be true and correct at the time of any proposed borrowing. Furthermore, we are subject to a number of affirmative and negative covenants, each of which must be satisfied at the time of any proposed borrowing. If we have not satisfied these various conditions, or an event of default otherwise has occurred, we may be unable to borrow amounts under the Loan Agreement, and may be required to repay any amounts previously borrowed.
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
     Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the commercial success of, and demand for, our Zegerid products, as well as any other products we market are uncertain and therefore our sales prospects are uncertain. The level of our revenues, if any, and results of operations at any given time will be based primarily on the following factors:
•	commercial success of Zegerid Capsules and Zegerid Powder for Oral Suspension and any OTC products which may be developed and commercialized by Schering-Plough under our OTC license agreement;

•	demand and pricing of products we may offer;

•	physician and patient acceptance of our products;

•	levels of third-party reimbursement for our products;

•	interruption in the manufacturing or distribution of our products;

•	our ability to maintain a productive sales force;

•	our ability to generate revenues under our co-promotion agreement with Victory;

•	our ability to obtain regulatory approval for any future products we develop;

•	results of our clinical trials and safety and efficacy of our products;

•	timing of new product offerings, acquisitions, licenses or other significant events by us, Schering-Plough or our competitors;

•	legislative changes affecting the products we may offer or those of our competitors; and

•	the effect of competing technological and market developments.
It will continue to be difficult for us to forecast demand for our products with any degree of certainty. In addition, we expect to incur significant operating expenses as we continue to support the marketing of our Zegerid products. Accordingly, we may experience significant, unanticipated quarterly losses. Because of these factors, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline significantly.
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
     To date, five U.S. patents have been issued relating to technology we license from the University of Missouri and several U.S. patent applications are pending. In addition to the U.S. patent coverage, several international patents have issued, including in Australia, Europe, Mexico, New Zealand, Russia, Singapore, South Africa, and South Korea, and several international patent applications are pending, all of which are subject to the University of Missouri license agreement. The issued claims in these international patents vary between the different countries and include claims covering pharmaceutical compositions combining PPIs with buffering agents and the use of these compositions in the manufacture of drug products for the treatment of GI disorders. The initial U.S. patent from the University of Missouri does not have corresponding international or foreign counterpart applications and there can be no assurance that we will be able to obtain foreign patent rights to protect each of our products in all foreign countries of interest. We consult with the University of Missouri in its pursuit of the patent applications that we have licensed, but the University of Missouri remains primarily responsible for prosecution of the applications. We cannot control the amount or timing of resources that the University of Missouri devotes on our behalf. It may not assign as great a priority to prosecution of patent applications relating to technology we license as we would if we were undertaking such prosecution ourselves. As a result of this lack of control and general uncertainties in the patent prosecution process, we cannot be sure that any additional patents will ever be issued. Issued patents generally require the payment of maintenance or similar fees to continue their validity. We rely on the University of Missouri to do this, subject to our obligation to provide reimbursement, and the University’s failure to do so could result in the forfeiture of patents not maintained.
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

     On August 1, 2007, we received a notice from the EPO that no third party oppositions were filed against EPO Patent Grant No. 1246622, relating to pharmaceutical compositions in the form of a non-enteric coated tablet and comprising PPIs and one or more buffers. A notice of the publication of the grant of the EPO patent application was issued by the EPO on September 27, 2006 and the period of opposition required under European patent law expired on June 27, 2007. The European patent expires in January 2021 and is licensed to Santarus under its license agreement with the University of Missouri.
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
     Trademarks. Our trademarks are important to our success and competitive position. We have received U.S. and European Union, or EU, trademark registration for our corporate name, Santarus®. We also have received trademark registration in the U.S., Canada and Japan and have applied for trademark registration in the EU for our brand name, Zegerid®, and have applied for trademark registration for various other names and logos. The opposition against our EU trademark application for our brand name, Zegerid, has recently concluded in our favor. Accordingly, the trademark should proceed to registration in the EU, unless the third party that had opposed the trademark appeals the decision before September 17, 2007. In addition, in Canada, we have received a notice of allowance for our Zegerid brand name, and we have until the end of 2007 to file a declaration of use or to request an extension. Any objections we receive from the PTO, foreign trademark authorities or third parties relating to our pending applications could require us to incur significant expense in defending the objections or establishing alternative names. There is no guarantee we will be able to secure any of our pending trademark applications with the PTO or comparable foreign authorities.
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
     The market prices for securities of specialty pharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. For example, during the year ended December 31, 2006, the trading prices for our common stock ranged from a high of $9.70 to a low of $4.76, and on June 29, 2007, the closing trading price for our common stock was $5.17. In addition, we have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment.

     The trading price of our common stock may continue to fluctuate substantially as a result of one or more of the following factors:
•	announcements concerning our commercial progress and activities, product development programs, results of our clinical trials or status of our regulatory submissions;

•	the publication of prescription trend data concerning our products or competitive products;

•	regulatory developments and related announcements in the U.S., including announcements by the FDA, and foreign countries;

•	disputes or other developments concerning proprietary rights, including patents and trade secrets, litigation matters, and our ability to patent or otherwise protect our products and technologies;

•	conditions or trends in the pharmaceutical and biotechnology industries;

•	fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	changes in, or our failure to meet or exceed, investors’ and securities analysts’ expectations;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	actual or anticipated fluctuations in our or our competitors’ quarterly or annual operating results;

•	sales of large blocks of our common stock, including sales by Kingsbridge under the CEFF, our executive officers, directors or venture capital investors;

•	announcements concerning borrowings under the Loan Agreement, draw downs under the CEFF, takedowns under our existing universal shelf registration statement or other developments relating to the Loan Agreement, CEFF, universal shelf registration statement or our other financing activities;

•	our entering into licenses, strategic partnerships and similar arrangements, or the termination of such arrangements;

•	acquisition of products or businesses by us or our competitors;

•	announcements made by, or events affecting, our OTC collaborator, our co-promotion partners, our contract sales force provider, our suppliers or other third parties that provide services to us;

•	litigation and government inquiries; or

•	economic and political factors, including wars, terrorism and political unrest.
Our stock price could decline and our stockholders may suffer dilution in connection with future issuances of equity or debt securities.
     Although we believe that our current cash, cash equivalents and short-term investments, together with the $5.0 million milestone from Schering-Plough, potential proceeds from the CEFF with Kingsbridge and potential loan proceeds under our Loan Agreement with Comerica, will be sufficient to fund our operations for at least the next 12 months, until we can generate significant cash from our operations, we likely will pursue raising additional funds in the next 12 months primarily to support the further commercialization of our Zegerid products. Accordingly, we may conduct substantial future offerings of equity or debt securities, which, in turn, could cause our stock price to decline. For example, we may issue additional shares of our common stock under our CEFF with Kingsbridge, we may issue securities under our existing universal shelf registration statement, or we may pursue alternative financing arrangements.

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
     Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the Securities and Exchange Commission and by the Nasdaq Global Market, have resulted in increased costs to us. In particular, we incur additional administrative expense in connection with our compliance with Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent registered public accounting firm to attest to, our internal controls on an annual basis. As part of our compliance with Section 404, we also rely on the continued effectiveness and adequacy of the internal controls at our key service providers. In addition, the new rules could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board, our board committees or as executive officers. We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. If we, or the third party service providers on which we rely, fail to comply with any of these laws or regulations, or if our auditors cannot timely attest to our evaluation of our internal controls, we could be subject to regulatory scrutiny and a loss of public confidence in our corporate governance or internal controls, which could have an adverse effect on our business and our stock price.
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
     Not applicable.
Issuer Purchases of Equity Securities
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     (a) Our 2007 annual meeting of stockholders was held on June 14, 2007.

     (b) The following Class I directors were elected at the 2007 annual meeting:

Name	Position	Term Expires
Daniel D. Burgess	Class I director	2010
Michael G. Carter	Class I director	2010
     The following Class II and Class III directors continue to serve their respective terms which will expire on the date of our annual meeting of stockholders in the year as noted:

Name	Position	Term Expires
Michael E. Herman	Class II director	2008
Kent Snyder	Class II director	2008
Gerald T. Proehl	Class III director	2009
David F. Hale	Class III director	2009
Ted W. Love	Class III director	2009
     (c) At our 2007 annual meeting, our stockholders voted on two matters with the following voting results:
•	the election of two Class I directors for a term of three years expiring in 2010:

Name	For	Withheld
Daniel D. Burgess	47,260,225	344,820
Michael G. Carter	47,232,595	372,450
•	the ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2007:

For	Against	Abstain	Broker Non-Votes
47,488,461	106,541	10,041	—
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

Exhibit
Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

3.3(2)	Certificate of Designations for Series A Junior Participating Preferred Stock

4.1(2)	Form of Common Stock Certificate

4.2(3)	Amended and Restated Investors’ Rights Agreement, dated April 30, 2003, among us and the parties named therein

4.3(3)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated May 19, 2003, among us and the parties named therein

Exhibit
Number	Description

4.4(3)*	Stock Restriction and Registration Rights Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

4.5(3)	Form of Common Stock Purchase Warrant

4.6(2)	Rights Agreement, dated as of November 12, 2004, between us and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Santarus, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

4.7(4)	First Amendment to Rights Agreement, dated as of April 19, 2006, between us and American Stock Transfer & Trust Company

4.8(5)	Warrant to Purchase Shares of Common Stock, dated February 3, 2006, issued by us to Kingsbridge Capital Limited

4.9(5)	Registration Rights Agreement, dated February 3, 2006, between us and Kingsbridge Capital Limited

10.1(6)	Employment Agreement, dated May 28, 2007, between us and Maria Bedoya-Toro

10.2(7)+	Co-Promotion Agreement, dated June 28, 2007, between us and Victory Pharma, Inc.

10.3+	Amendment No. 1 to Service Agreement, dated June 15, 2007, between us and Ventiv Commercial Services, LLC (d/b/a inVentiv Commercial Services, LLC)

10.4+	Amendment No. 1 to Omeprazole Supply Agreement, dated November 1, 2004, among us, Interchem Trading Corporation d/b/a Interchem Corporation, and Union Quimico Farmaceutica, S.A.

10.5+	Amendment No. 2 to Omeprazole Supply Agreement, dated July 11, 2007, among us, Interchem Trading Corporation d/b/a Interchem Corporation, and Union Quimico Farmaceutica, S.A.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q of Santarus, Inc. for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 13, 2004.

(2)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on November 17, 2004.

(3)	Incorporated by reference to the Registration Statement on Form S-1 of Santarus, Inc. (Registration No. 333-111515), filed with the Securities and Exchange Commission on December 23, 2003, as amended.

(4)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on April 21, 2006.

(5)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on February 3, 2006.

(6)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on May 29, 2007.

(7)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on June 28, 2007.

*	Santarus, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which portions have been omitted and filed separately with the Securities and Exchange Commission.

+	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

†	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Santarus, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 6, 2007

/s/ Debra P. Crawford
Debra P. Crawford,
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)