Form 10-Q
period 2007-09-30
SANTARUS INC
filed 2007-11-02
CIK 1172480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
          The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of October 15, 2007 was 51,315,485.

SANTARUS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
 i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Santarus, Inc.
Condensed Balance Sheets
(unaudited)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$40,544,332	$70,883,641
Short-term investments	8,069,060	4,650,000
Accounts receivable, net	12,609,811	7,133,799
Inventories, net	7,143,964	6,979,269
Other current assets	1,948,547	1,243,333

Total current assets	70,315,714	90,890,042

Long-term restricted cash	1,400,000	1,700,000
Property and equipment, net	732,924	334,402
Other assets	476,941	703,777

Total assets	$72,925,579	$93,628,221

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$36,389,780	$22,534,518
Allowance for product returns	2,586,033	1,623,023
Current portion of deferred revenue	7,722,008	7,722,008

Total current liabilities	46,697,821	31,879,549

Deferred revenue, less current portion	9,652,509	15,444,015
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized at September 30, 2007 and December 31, 2006; no shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized at September 30, 2007 and December 31, 2006; 51,309,235 and 50,730,622 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	5,131	5,073
Additional paid-in capital	312,578,113	306,033,378
Accumulated other comprehensive loss	(131)	—
Accumulated deficit	(296,007,864)	(259,733,794)

Total stockholders’ equity	16,575,249	46,304,657

Total liabilities and stockholders’ equity	$72,925,579	$93,628,221

See accompanying notes.

Santarus, Inc.
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Product sales, net	$19,527,196	$12,164,092	$55,354,207	$26,632,190
Contract revenue	6,930,502	714,286	10,791,506	2,142,857

Total revenues	26,457,698	12,878,378	66,145,713	28,775,047
Costs and expenses:
Cost of sales	1,782,295	1,102,677	5,092,583	3,454,602
License fees and royalties	2,733,808	1,702,973	7,749,590	3,728,509
Research and development	1,725,525	1,889,727	4,956,236	5,987,552
Selling, general and administrative	27,823,204	21,278,070	87,005,367	66,720,745

Total costs and expenses	34,064,832	25,973,447	104,803,776	79,891,408

Loss from operations	(7,607,134)	(13,095,069)	(38,658,063)	(51,116,361)
Interest and other income, net	705,352	696,826	2,383,993	2,120,393

Net loss	$(6,901,782)	$(12,398,243)	$(36,274,070)	$(48,995,968)

Basic and diluted net loss per share	$(0.13)	$(0.26)	$(0.71)	$(1.06)

Weighted average shares outstanding to calculate basic and diluted net loss per share	51,274,685	47,901,115	50,966,842	46,400,607
See accompanying notes.

Santarus, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities
Net loss	$(36,274,070)	$(48,995,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	423,456	454,259
Stock-based compensation	4,996,732	7,124,301
Changes in operating assets and liabilities:
Accounts receivable, net	(5,476,012)	(3,137,548)
Inventories, net	(164,695)	(1,913,106)
Other current assets	(705,214)	(373,160)
Other assets	(4,255)	—
Accounts payable and accrued liabilities	13,855,262	7,843,972
Allowance for product returns	963,010	1,852,274
Deferred revenue	(5,791,506)	(2,142,857)

Net cash used in operating activities	(28,177,292)	(39,287,833)

Investing activities
Purchase of short-term investments	(3,727,891)	(4,379,087)
Sales and maturities of short-term investments	350,000	5,619,000
Long-term restricted cash	300,000	250,000
Purchases of property and equipment	(632,187)	(36,338)

Net cash (used in) provided by investing activities	(3,710,078)	1,453,575

Financing activities
Exercise of stock options	254,807	508,409
Issuance of common stock, net	1,293,254	27,411,636
Payments on equipment notes payable	—	(38,019)

Net cash provided by financing activities	1,548,061	27,882,026

Decrease in cash and cash equivalents	(30,339,309)	(9,952,232)
Cash and cash equivalents at beginning of the period	70,883,641	59,916,226

Cash and cash equivalents at end of the period	$40,544,332	$49,963,994

Supplemental disclosure of cash flow information:
Interest paid	$9,636	$12,430

Supplemental schedule of noncash financing activities:
Issuance of warrant in connection with committed equity financing facility	$—	$1,282,318

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
     Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any future periods. For further information, please see the financial statements and related disclosures included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
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
     The Company establishes allowances for estimated product returns, rebates and chargebacks based primarily on the following qualitative and quantitative factors:
•	the number of and specific contractual terms of agreements with customers;

•	estimated levels of inventory in the distribution channel;

•	estimated remaining shelf life of products;

•	analysis of prescription data gathered by a third-party prescription data provider;

•	direct communication with customers;

•	historical product returns, rebates and chargebacks;

•	anticipated introduction of competitive products or generics;

•	anticipated pricing strategy changes by the Company and/or its competitors; and

•	the impact of state and federal regulations.
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
     The Company’s allowance for product returns was $2.6 million as of September 30, 2007 and $1.6 million as of December 31, 2006. Prior to the fourth quarter of 2006, the Company deferred the recognition of revenue on product shipments of its Zegerid products to wholesale distributors until units were dispensed through patient prescriptions as the Company was unable to reasonably estimate the amount of future product returns. Units dispensed are not generally subject to return. Prior to the fourth quarter of 2006, the Company’s allowance for product returns was based on an analysis of Zegerid product shipments to its wholesale distributors in excess of the estimated number of units dispensed through patient prescriptions. In order to develop a methodology and provide a basis for estimating future product returns on sales to its customers at the time title transfers, the Company has been tracking its Zegerid products return history from the time of its first commercial product launch of Zegerid Powder for Oral Suspension 20 mg in late 2004, taking into consideration product expiration dating and inventory levels in the distribution channel. Based on the product returns history gathered over two years through the end of 2006, the Company determined that it had the information needed to reasonably estimate future product returns, and as a result, the Company reduced the allowance for product returns during the quarter ended December 31, 2006. The Company continues to recognize product sales at the time title passes to its customers, and the Company provides for an estimate of future product returns at that time based upon its historical product returns trends, analysis of product expiration dating and inventory levels in the distribution channel, and the other factors discussed above. There may be a significant time lag between the date the Company determines the estimated allowance and when it receives the product return and issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase in its net loss or a net decrease in its net loss in those periods. The historical rate of product returns has increased during the nine months ended September 30, 2007, and the Company has increased its allowance for product returns to reflect actual experience accordingly.

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
     The Company’s allowance for rebates, chargebacks and other discounts was $20.7 million as of September 30, 2007 and $7.8 million as of December 31, 2006. These allowances reflect an estimate of the Company’s liability for rebates due to managed care organizations under specific contracts, rebates due to various governmental organizations under Medicaid and Medicare contracts and regulations, chargebacks due to various organizations purchasing the Company’s products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. The Company estimates its liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, the Company evaluates its outstanding contracts and applies the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, the Company projects the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicaid, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by the Company and/or its competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date the Company determines the estimated allowance and when the Company makes the contractual payment or issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase in its net loss or a net decrease in its net loss in those periods. To date, actual results have not materially differed from the Company’s estimates.
     Contract Revenue. The Company recognizes contract revenue consistent with the provisions of SAB No. 104 and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company analyzes each element of its licensing and co-promotion agreements to determine the appropriate revenue recognition. The Company recognizes revenue on upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. The Company recognizes milestone payments upon the achievement of specified milestones if (1) the milestone is substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement and (2) the fees are nonrefundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recognized as deferred revenue. Sales milestones and royalties will be recognized when earned under the agreements. Certain elements of the Company’s licensing and co-promotion agreements are described below:
•	In August 2007, the Company received a nonrefundable $5.0 million milestone payment from Schering-Plough Healthcare Products, Inc. (“Schering-Plough”) relating to progress on clinical product development strategy under the Company’s over-the-counter license agreement with Schering-Plough using the Company’s patented PPI technology. The $5.0 million milestone payment was recognized as contract revenue in the three months ended September 30, 2007 due to the substantive nature of the milestone achieved.

•	In November 2006, the Company received a nonrefundable $15.0 million upfront license fee in connection with its license agreement with Schering-Plough. The $15.0 million upfront payment is being amortized to revenue on a straight-line basis over a 37-month period through the end of 2009, which represents the estimated period during which the Company has significant responsibilities under the agreement.

•	In October 2004, the Company received a nonrefundable $15.0 million upfront payment in connection with its co-promotion agreement with Otsuka America Pharmaceutical, Inc. (“Otsuka America”). The $15.0 million upfront payment is being amortized to revenue on a straight-line basis over the 63-month contractual term through the end of 2009.

4. Stock-Based Compensation
     For the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, the Company recognized approximately $1.7 million, $2.3 million, $5.0 million and $7.1 million of total stock-based compensation, respectively, in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”) and EITF Issue No. 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services. As of September 30, 2007, total unrecognized compensation cost related to stock options and employee stock purchase plan rights was approximately $12.2 million, and the weighted average period over which it was expected to be recognized was 2.7 years. In March 2007, the Company granted options to purchase 1,753,817 shares of its common stock in connection with annual option grants to all eligible employees. In October 2007, the Company’s board of directors approved certain equity compensation programs for employees below the vice president level to be effective in November 2007. With the intent of positively impacting employee morale, these programs include the granting of special options to purchase shares of the Company’s common stock as well as accelerating the vesting of out-of-the-money existing stock options with per share exercise prices of $5.00 or greater. Additionally, the decision to accelerate the vesting of these stock options was made to reduce the total stock-based compensation in the Company’s statement of operations in future financial statements relating to options granted to employees below the vice president level.
5. Comprehensive Income (Loss)
     Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss), specifically unrealized gains and losses on securities available-for-sale. Comprehensive loss consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss	$(6,901,782)	$(12,398,243)	$(36,274,070)	$(48,995,968)
Unrealized income (loss) on investments	1,928	5,473	(131)	3,030

Comprehensive loss	$(6,899,854)	$(12,392,770)	$(36,274,201)	$(48,992,938)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net loss	$(6,901,782)	$(12,398,243)	$(36,274,070)	$(48,995,968)

Denominator:
Weighted average common shares outstanding	51,283,460	47,940,044	50,980,570	46,449,245
Weighted average unvested common shares subject to repurchase	(8,775)	(38,929)	(13,728)	(48,638)

Denominator for basic and diluted net loss per share	51,274,685	47,901,115	50,966,842	46,400,607

Basic and diluted net loss per share	$(0.13)	$(0.26)	$(0.71)	$(1.06)

7. Segment Reporting
     Management has determined that the Company operates in one business segment which is the acquisition, development and commercialization of pharmaceutical products.
8. Balance Sheet Details
     Inventories, net consist of the following:

	September 30,	December 31,
	2007	2006
Raw materials	$1,443,596	$1,854,492
Finished goods	5,949,415	5,534,141

	7,393,011	7,388,633
Allowance for excess and obsolete inventory	(249,047)	(409,364)

	$7,143,964	$6,979,269

     Inventories are stated at the lower of cost (FIFO) or market and consist of finished goods and raw materials used in the manufacture of the Company’s Zegerid Capsules and Zegerid Powder for Oral Suspension products. Also included in inventories are product samples of Naprelan® (naproxen sodium) Controlled Release Tablets which the Company purchases from Victory Pharma Inc. (“Victory”) under its co-promotion agreement. The Company provides reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and on firm purchase commitments, compared to forecasts of future sales.
     Accounts payable and accrued liabilities consist of the following:

	September 30,	December 31,
	2007	2006
Accounts payable	$3,467,948	$3,386,497
Accrued compensation and benefits	4,875,663	5,587,290
Accrued rebates	19,058,582	7,130,887
Accrued royalties	2,733,808	2,708,623
Other accrued liabilities	6,253,779	3,721,221

	$36,389,780	$22,534,518

9. Co-Promotion Agreements
C.B. Fleet Company, Incorporated
     In August 2007, the Company entered into a co-promotion agreement with C.B. Fleet Company, Incorporated (“Fleet”) to co-promote the Fleet® Phospho-soda® EZ-Prep™ Bowel Cleansing System in the second sales position to the Company’s targeted gastroenterologists in the U.S. The product is a system for bowel preparation used prior to a medical procedure or examination, such as a colonoscopy.
     Under the terms of the agreement, Fleet will pay the Company to promote the product based on a set fee per sales call, subject to a minimum and maximum number of sales calls. The Company is eligible to receive co-promotion fees of up to approximately $3.0 million over the term of the agreement, subject to reduction in the event of any early termination of the agreement. The Company will also have the opportunity to earn bonus payments if unit sales exceed predetermined baselines. Fleet will be responsible for providing all training materials, promotional literature and product samples throughout the term of the agreement.
     The agreement will continue in effect until one year from the date that the Company commenced promotional activities, unless terminated sooner or extended by the parties upon mutual written agreement. Either party may terminate the agreement (i) if the other party fails to perform any material term of the agreement and fails to cure such breach, subject to prior written notice within a specified time period; (ii) if the other party becomes insolvent, files or consents to the filing of a petition under any bankruptcy or insolvency law or has any such petition filed against it, and within a specified time period, such filing has not been stayed; (iii) under other specified circumstances relating to a significant recall or withdrawal of the product or in the event of specified regulatory or governmental actions that would prevent a party from performing its obligations under the agreement; and (iv) at any time by providing 120 days prior written notice to the other party.
Victory Pharma, Inc.
     In June 2007, the Company entered into a co-promotion agreement with Victory to co-promote Naprelan products in the second sales position to targeted primary care physicians in the U.S. Under the terms of the agreement, the Company will receive a co-promotion fee equal to slightly more than half of the net sales value of the prescriptions generated by its target physicians, offset by an initial credit in recognition of existing sales. Commencing in January 2008, the Company will be obligated to make a minimum number of annual and quarterly second position sales calls to target physicians. Victory is responsible for creating and developing, at its cost and expense, all product marketing materials as well as for handling all manufacturing, distribution, medical affairs and regulatory support for the products. The Company is responsible for all costs related to its sales force, and will purchase samples and training and promotional literature at cost from Victory or its suppliers.
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
10. Contingencies
Patent Litigation Against Par Pharmaceutical, Inc.
     On September 13, 2007, the Company filed a lawsuit in the United States District Court for the District of Delaware against Par Pharmaceutical, Inc. (“Par”) for infringement of the patents listed in the Orange Book for Zegerid Capsules. The University of Missouri, licensor of the patents, is joined in the litigation as a co-plaintiff. The lawsuit is in response to an Abbreviated New Drug Application (“ANDA”) filed by Par with the FDA regarding Par’s intent to market a generic version of the Company’s Zegerid Capsules product prior to the July 2016 expiration of the three listed patents (U.S. Patent Nos. 6,645,988; 6,489,346; and 6,699,885). The complaint seeks a judgment that Par has infringed the listed patents and that the effective date of approval of Par’s ANDA shall not be earlier than the expiration date of the listed patents. The Company commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving Par’s ANDA for 30 months or until a district court decision that the asserted patents are invalid, unenforceable or not infringed, whichever may occur earlier. On October 2, 2007, the Company filed an amended complaint to reflect the U.S. Patent and Trademark Office’s (“PTO’s”), issuance of an Ex Parte Reexamination Certificate for U.S. Patent No. 6,699,885 (the "‘885 patent”), as further described below. On October 17, 2007, Par filed its answer in the case, primarily asserting non-infringement, invalidity and unenforceability. Par also filed counterclaims seeking a declaration in its favor on those issues. Discovery is expected to begin in the near future and a trial date has not been set. The Company is prepared to vigorously defend and enforce the intellectual property rights protecting its Zegerid products.
U.S. Patent and Trademark Office Reexamination of U.S. Patent No. 6,699,885
     On September 18, 2007, the PTO issued an Ex Parte Reexamination Certificate for the ‘885 patent, which formally concludes the pending reexamination proceeding relating to the ‘885 patent, and confirms the patentability of the ‘885 patent, as amended during the proceeding, over the references cited in the proceeding. The ‘885 patent is one of the five currently issued U.S. patents providing coverage for the Company’s Zegerid family of products, which patents expire in July 2016 and are licensed to the Company under its license agreement with the University of Missouri. The reexamination process is provided for by law and generally requires the PTO to consider the scope and validity of a patent based on questions raised by a third party or the PTO. In August 2005, an unidentified third party filed a Request for Ex Parte

Reexamination of the ‘885 patent with the PTO. The PTO granted the Request for Reexamination and issued an initial office action, to which the Company and the University of Missouri submitted a response. The response included the Company’s and the University of Missouri’s positions relating to patentability as well as proposed amendments to certain of the claims of the ‘885 patent. In its September 18, 2007 decision, the PTO confirmed the patentability of the ‘885 patent claims, as amended and added by the Company and the University of Missouri, over the references cited in the proceeding. Following the September 18, 2007 action of the PTO, the ‘885 patent continues to provide patent coverage for the Company’s Zegerid products by generally covering methods for treating gastric acid related disorders by administering a composition consisting essentially of a PPI (at least a portion of which is not enterically coated), and a minimum specified amount of buffering agent, where a minimum serum concentration of the PPI is achieved within specified time periods.
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
     The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s balance sheets at December 31, 2006 and at September 30, 2007 and has recognized $0 in interest and/or penalties in the statement of operations for the three and nine months ended September 30, 2007.
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
     In January 2001, we entered into an exclusive, worldwide license agreement with the University of Missouri, under which we licensed rights to its patents and patent applications relating to specific formulations of immediate-release PPIs with antacids for treating upper GI diseases and disorders. This licensed technology forms the basis of our Zegerid family of products. We paid the University of Missouri an upfront licensing fee of $1.0 million in 2001 and a one-time $1.0 million milestone fee upon the filing of our first new drug application, or NDA, in 2003. In July 2004, we paid a one-time $5.0 million milestone fee based upon the FDA’s approval of Zegerid Powder for Oral Suspension 20 mg, and we are required to make additional milestone payments to the University of Missouri upon the achievement of certain regulatory events related to obtaining approvals outside the U.S., which may total up to $3.5 million in the aggregate. We are required to make milestone payments, up to a maximum of $86.3 million, based on first-time achievement of significant sales thresholds, and to pay royalties on net sales of our products.
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
     In October 2006, we entered into a license agreement with Schering-Plough Healthcare Products, Inc., or Schering-Plough, granting rights to develop, manufacture, market and sell omeprazole products using our patented PPI technology for the over-the-counter, or OTC, market in the U.S. and Canada. In November 2006, we received a $15.0 million upfront license fee. In August 2007, we received a $5.0 million milestone payment relating to progress on clinical product development strategy. We may earn up to an additional $60.0 million in milestone payments upon the achievement of certain regulatory and sales milestones. We will also receive low double-digit royalties, subject to adjustment in certain circumstances, on net sales of any OTC products sold by Schering-Plough under the license agreement. In turn, we will be obligated to pay royalties to the University of Missouri based on net sales of any OTC products sold by Schering-Plough. The license agreement will remain in effect as long as Schering-Plough is marketing products under the license agreement in the U.S. or Canada. Schering-Plough may terminate the agreement on 180 days prior written notice anytime after submitting its first new drug application for a licensed product or if Schering-Plough does not meet a specified deadline for receiving marketing approval in the U.S. for a licensed product. In addition, either party may terminate the agreement in the event of uncured material breach of a material obligation, subject to certain limitations, or in the event of bankruptcy or insolvency.
     In June 2007, we entered into a co-promotion agreement with Victory Pharma, Inc., or Victory, to co-promote Naprelan® (naproxen sodium) Controlled Release Tablets prescription pharmaceutical products in the second sales position to targeted primary care physicians in the U.S. Naprelan Tablets are a once-daily, controlled release formulation of naproxen sodium, a non-steroidal anti-inflammatory drug, or NSAID, indicated for the treatment of a number of conditions, including arthritis and the relief of mild to moderate pain. We trained our field sales representatives and commenced promotional activities for the Naprelan products in the third quarter of 2007. Under the terms of the agreement, we will receive a co-promotion fee equal to slightly more than half of the net sales value of the prescriptions generated by our target physicians, offset by an initial credit in recognition of existing sales. Commencing in January 2008, we will be obligated to make a minimum number of annual and quarterly second position sales calls to target physicians. Victory is responsible for creating and developing, at its cost and expense, all product marketing materials as well as for handling all manufacturing, distribution, medical affairs and regulatory support for the products. We are responsible for all costs related to our sales force, and will purchase samples and training and promotional literature at cost from Victory or its suppliers. The agreement will continue in effect until June 10, 2014 unless terminated sooner. In addition to other more limited termination rights, subject to 120 days prior written notice to Victory, we may terminate the agreement (a) at any time following the 18-month anniversary of the effective date of the agreement or (b) at any time if Victory is not continuing to provide marketing and promotional support for the products at specified minimum levels.
     In August 2007, we entered into a co-promotion agreement with C.B. Fleet Company, Incorporated, or Fleet, to co-promote the Fleet® Phospho-soda® EZ-Prep™ Bowel Cleansing System in the second sales position to our targeted gastroenterologists in the U.S. The Fleet product is a system for bowel preparation used prior to a medical procedure or examination, such as a colonoscopy. We trained our field sales representatives in September and October 2007 and commenced promotional activities for the product in the fourth quarter of 2007. Under the terms of the agreement, Fleet will pay us based on a set fee per sales call, subject to a minimum and maximum number of sales calls. We are eligible to receive co-promotion fees of up to approximately $3.0 million over the term of the agreement, subject to reduction in the event of any early termination of the agreement. We will also have the opportunity to earn bonus payments if unit sales exceed predetermined baselines. We did not pay an upfront fee and do not expect to incur any material incremental expenses associated with our promotion of the product. Fleet will be responsible for providing all training materials, promotional literature and product samples throughout the term of the agreement. The agreement will continue in effect until one year from the date that we commenced promotional activities, unless terminated sooner or extended by the parties upon mutual written agreement. In addition to other more limited termination rights, either party may terminate the agreement at any time by providing 120 days prior written notice to the other party.
     We have incurred significant losses since our inception. We had an accumulated deficit of $296.0 million as of September 30, 2007. These losses have resulted principally from costs incurred in connection with license fees, research and development activities, including costs of clinical trial activities associated with our current Zegerid products, commercialization activities and general and administrative expenses.

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
     In July 2006, we entered into a Loan and Security Agreement, or the Loan Agreement, with Comerica Bank, or Comerica. The credit facility under our Loan Agreement consists of a revolving line of credit, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $20.0 million. As of November 1, 2007, the date of this report, we have not borrowed any amounts under the Loan Agreement.
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

     We establish allowances for estimated product returns, rebates and chargebacks based primarily on the following qualitative and quantitative factors:
•	the number of and specific contractual terms of agreements with customers;

•	estimated levels of inventory in the distribution channel;

•	estimated remaining shelf life of products;

•	analysis of prescription data gathered by a third-party prescription data provider;

•	direct communication with customers;

•	historical product returns, rebates and chargebacks;

•	anticipated introduction of competitive products or generics;

•	anticipated pricing strategy changes by us and/or our competitors; and

•	the impact of state and federal regulations.
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
     Our allowance for product returns was $2.6 million as of September 30, 2007 and $1.6 million as of December 31, 2006. Prior to the fourth quarter of 2006, we deferred the recognition of revenue on product shipments of our Zegerid products to wholesale distributors until units were dispensed through patient prescriptions as we were unable to reasonably estimate the amount of future product returns. Units dispensed are not generally subject to return. Prior to the fourth quarter of 2006, our allowance for product returns was based on an analysis of Zegerid product shipments to our wholesale distributors in excess of the estimated number of units dispensed through patient prescriptions. In order to develop a methodology and provide a basis for estimating future product returns on sales to our customers at the time title transfers, we have been tracking our Zegerid products return history from the time of our first commercial product launch of Zegerid Powder for Oral Suspension 20 mg in late 2004, taking into consideration product expiration dating and inventory levels in the distribution channel. Based on the product returns history gathered over two years through the end of 2006, we determined that we had the information needed to reasonably estimate future product returns, and as a result, we reduced our allowance for product returns during the quarter ended December 31, 2006. We continue to recognize product sales at the time title passes to our customers, and we provide for an estimate of future product returns at that time based upon our historical product returns trends, our analysis of product expiration dating and inventory levels in the distribution channel, and the other factors discussed above. There may be a significant time lag between the date we determine the estimated allowance and when we receive the product return and issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase in our net loss or a net decrease in our net loss in those periods. The historical rate of product returns has increased during the nine months ended September 30, 2007, and we have increased our allowance for product returns to reflect actual experience accordingly.
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

     Our allowance for rebates, chargebacks and other discounts was $20.7 million as of September 30, 2007 and $7.8 million as of December 31, 2006. These allowances reflect an estimate of our liability for rebates due to managed care organizations under specific contracts, rebates due to various governmental organizations under Medicaid and Medicare contracts and regulations, chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. We estimate our liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, we evaluate our outstanding contracts and apply the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, we project the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicaid, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by us and/or our competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date we determine the estimated allowance and when we make the contractual payment or issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase in our net loss or a net decrease in our net loss in those periods. To date, actual results have not materially differed from our estimates.
     Contract Revenue. We recognize contract revenue consistent with the provisions of SAB No. 104 and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We analyze each element of our licensing and co-promotion agreements to determine the appropriate revenue recognition. We recognize revenue on upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. We recognize milestone payments upon the achievement of specified milestones if (1) the milestone is substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement and (2) the fees are nonrefundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recognized as deferred revenue. Sales milestones and royalties will be recognized when earned under the agreements. Certain elements of our licensing and co-promotion agreements are described below:
•	In August 2007, we received a nonrefundable $5.0 million milestone payment relating to progress on clinical product development strategy under our license agreement with Schering-Plough. The $5.0 million milestone payment was recognized as contract revenue in the three months ended September 30, 2007 due to the substantive nature of the milestone achieved.

•	In November 2006, we received a nonrefundable $15.0 million upfront license fee in connection with our license agreement with Schering-Plough. The $15.0 million upfront payment is being amortized to revenue on a straight-line basis over a 37-month period through the end of 2009, which represents the estimated period during which we have significant responsibilities under the agreement.

•	In October 2004, we received a nonrefundable $15.0 million upfront payment in connection with our co-promotion agreement with Otsuka America. The $15.0 million upfront payment is being amortized to revenue on a straight-line basis over the 63-month contractual term through the end of 2009.
Inventories and Related Reserves
     Inventories are stated at the lower of cost (FIFO) or market and consist of finished goods and raw materials used in the manufacture of our Zegerid Capsules and Zegerid Powder for Oral Suspension products. Also included in inventories are product samples of the Naprelan products which we purchase from Victory under our co-promotion agreement. We provide reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales.
Stock-Based Compensation
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123(R), using the modified prospective transition method. Under this transition method, compensation cost recognized for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006 included (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.
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
     For options granted prior to January 1, 2006, we amortize the fair value on an accelerated basis. For options granted after January 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service period of the awards, which is generally the vesting period. Pre-vesting forfeitures were estimated to be approximately 0% for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, as the majority of options granted contain monthly vesting terms.
     We account for options issued to non-employees under SFAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services. As such, the value of options issued to non-employees is periodically remeasured as the underlying options vest.
     For the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, we recognized approximately $1.7 million, $2.3 million, $5.0 million and $7.1 million, respectively, of stock-based compensation in accordance with SFAS No. 123(R) and EITF Issue No. 96-18. For the three months ended September 30, 2007, stock-based compensation of approximately $34,000, $142,000 and $1.5 million was included in cost of sales, research and development, and selling, general and administrative expenses, respectively, in the accompanying condensed statement of operations. For the three months ended September 30, 2006, stock-based compensation of approximately $39,000, $290,000 and $2.0 million was included in cost of sales, research and development, and selling, general and administrative expenses, respectively, in the accompanying condensed statement of operations. For the nine months ended September 30, 2007, stock-based compensation of approximately $96,000, $394,000 and $4.5 million was included in cost of sales, research and development, and selling, general and administrative expenses, respectively, in the accompanying condensed statement of operations. For the nine months ended September 30, 2006, stock-based compensation of approximately $84,000, $872,000 and $6.2 million was included in cost of sales, research and development, and selling, general and administrative expenses, respectively, in the accompanying condensed statement of operations. As of September 30, 2007, total unrecognized compensation cost related to stock options was approximately $12.2 million, and the weighted average period over which it was expected to be recognized was 2.7 years.
     In October 2007, the our board of directors approved certain equity compensation programs for employees below the vice president level to be effective in November 2007. With the intent of positively impacting employee morale, these programs include the granting of special options to purchase shares of our common stock as well as accelerating the vesting of out-of-the-money existing stock options with per share exercise prices of $5.00 or greater. Additionally, the decision to accelerate the vesting of these stock options was made to reduce the total stock-based compensation in our statement of operations in future financial statements relating to options granted to employees below the vice president level.
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

Results of Operations
Comparison of Three Months Ended September 30, 2007 and 2006
     Product Sales, Net. Product sales, net were $19.5 million for the three months ended September 30, 2007 and $12.2 million for the three months ended September 30, 2006 and consisted of sales of Zegerid Capsules and Zegerid Powder for Oral Suspension. The $7.3 million increase was primarily attributable to an increase in sales of Zegerid Capsules. For the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, the amount of rebates, chargebacks and other discounts has grown primarily as a result of increased sales of our Zegerid products and increased contracting with various managed care organizations and governmental organizations relating to Medicaid and Medicare. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased.
     Contract Revenue. Contract revenue was $7.0 million for the three months ended September 30, 2007 and $714,000 for the three months ended September 30, 2006. Contract revenue in each period consisted of co-promotion revenue from the $15.0 million upfront fee received pursuant to our co-promotion agreement with Otsuka America entered into in October 2004, which is being amortized to revenue over the term of the agreement through December 31, 2009. In the three months ended September 30, 2007, contract revenue also included license fee revenue from the $5.0 million milestone payment received in August 2007 and the $15.0 million upfront fee received in November 2006 pursuant to our license agreement with Schering-Plough. The $5.0 million milestone payment was included in contract revenue in the three months ended September 30, 2007, and the $15.0 million upfront fee is being amortized to revenue through the end of 2009, which is the estimated period during which we have significant responsibilities under the agreement.
     Cost of Sales. Cost of sales was $1.8 million for the three months ended September 30, 2007 and $1.1 million for the three months ended September 30, 2006, or approximately 9% of net product sales for each period. Cost of sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Zegerid products. Cost of sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales.
     License Fees and Royalties. License fees and royalties were $2.7 million for the three months ended September 30, 2007 and $1.7 million for the three months ended September 30, 2006. License fees and royalties consisted of royalties due to the University of Missouri and Otsuka America based upon net product sales.
     Research and Development. Research and development expenses were $1.7 million for the three months ended September 30, 2007 and $1.9 million for the three months ended September 30, 2006. The $164,000 decrease in our research and development expenses was primarily attributable to a decrease in stock-based compensation.
     Selling, General and Administrative. Selling, general and administrative expenses were $27.8 million for the three months ended September 30, 2007 and $21.3 million for the three months ended September 30, 2006. The $6.5 million increase in our selling, general and administrative expenses was primarily attributable to the expansion of our commercial presence, including expenses associated with our contract sales organization agreement with inVentiv entered into in late 2006 and costs related to our sales and marketing personnel resulting from an increase in headcount. Additionally, an increase in costs associated with advertising and promotional activities contributed to the increase in our selling, general and administrative expenses.
     Interest and Other Income, Net. Interest and other income, net was $705,000 for the three months ended September 30, 2007 and $697,000 for the three months ended September 30, 2006.
Comparison of Nine Months Ended September 30, 2007 and 2006
     Product Sales, Net. Product sales, net were $55.3 million for the nine months ended September 30, 2007 and $26.6 million for the nine months ended September 30, 2006 and consisted of sales of Zegerid Capsules and Zegerid Powder for Oral Suspension. The $28.7 million increase was primarily attributable to an increase in sales of Zegerid Capsules. For the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, the amount of rebates, chargebacks and other discounts has grown primarily as a result of increased sales of our Zegerid products and increased contracting with various managed care organizations and governmental organizations relating to Medicaid and Medicare. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased.

     Contract Revenue. Contract revenue was $10.8 million for the nine months ended September 30, 2007 and $2.2 million for the nine months ended September 30, 2006. Contract revenue in each period consisted of co-promotion revenue from the $15.0 million upfront fee received pursuant to our co-promotion agreement with Otsuka America entered into in October 2004, which is being amortized to revenue over the term of the agreement through December 31, 2009. In the nine months ended September 30, 2007, contract revenue also included license fee revenue from the $5.0 million milestone payment received in August 2007 and the $15.0 million upfront fee received in November 2006 pursuant to our license agreement with Schering-Plough. The $5.0 million milestone payment was included in contract revenue in the nine months ended September 30, 2007, and the $15.0 million upfront fee is being amortized to revenue through the end of 2009, which is the estimated period during which we have significant responsibilities under the agreement.
     Cost of Sales. Cost of sales was $5.1 million for the nine months ended September 30, 2007 and $3.5 million for the nine months ended September 30, 2006, or approximately 9% and 13% of net product sales, respectively. Cost of sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Zegerid products. Cost of sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales. The decrease in our cost of sales as a percentage of net product sales was primarily attributable to lower manufacturing costs associated with our capsule product and certain fixed costs being applied to increased sales volumes.
     License Fees and Royalties. License fees and royalties were $7.8 million for the nine months ended September 30, 2007 and $3.7 million for the nine months ended September 30, 2006. License fees and royalties consisted of royalties due to the University of Missouri and Otsuka America based upon net product sales.
     Research and Development. Research and development expenses were $5.0 million for the nine months ended September 30, 2007 and $6.0 million for the nine months ended September 30, 2006. The $1.0 million decrease in our research and development expenses was primarily attributable to a decrease in manufacturing development activities associated with the capsule and chewable tablet products and a decrease in stock-based compensation.
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
     Selling, General and Administrative. Selling, general and administrative expenses were $87.0 million for the nine months ended September 30, 2007 and $66.7 million for the nine months ended September 30, 2006. The $20.3 million increase in our selling, general and administrative expenses was primarily attributable to the expansion of our commercial presence, including expenses associated with our contract sales organization agreement with inVentiv entered into in late 2006 and costs related to our sales and marketing personnel resulting from an increase in headcount. Additionally, an increase in costs associated with advertising and promotional activities including product samples contributed to the increase in our selling, general and administrative expenses.
     Interest and Other Income, Net. Interest and other income, net was $2.4 million for the nine months ended September 30, 2007 and $2.1 million for the nine months ended September 30, 2006. The $264,000 increase was primarily attributable to higher interest income resulting from a higher average rate of return on our cash, cash equivalents and short-term investments.

Liquidity and Capital Resources
     As of September 30, 2007, cash, cash equivalents and short-term investments were $48.6 million, compared to $75.5 million as of December 31, 2006, a decrease of $26.9 million. This decrease resulted primarily from our net loss for the nine months ended September 30, 2007 adjusted for non-cash expenses and changes in operating assets and liabilities.
     Net cash used in operating activities was $28.2 million for the nine months ended September 30, 2007 and $39.3 million for the nine months ended September 30, 2006. The primary use of cash was to fund our net losses for these periods, adjusted for non-cash expenses, including $5.0 million for nine months ended September 30, 2007 and $7.1 million for the nine months ended September 30, 2006 in stock-based compensation, and changes in operating assets and liabilities. For the nine months ended September 30, 2007, significant working capital sources of cash included increases in accounts payable and accrued liabilities primarily driven by an increase in accrued rebates. These working capital sources of cash were offset in part by increases in accounts receivable and a decrease in deferred revenue. For the nine months ended September 30, 2006, significant working capital sources of cash included increases in accounts payable and accrued liabilities and allowance for product returns, offset in part by increases in accounts receivable and inventories, and decreases in deferred revenue.
     Net cash used in investing activities was $3.7 million for the nine months ended September 30, 2007 consisting of purchases of short-term investments and property and equipment, offset in part by a reduction in long-term restricted cash associated with a letter of credit agreement required by our facilities lease and sales and maturities of short-term investments. Net cash provided by investing activities was $1.5 million for the nine months ended September 30, 2006, consisting primarily of purchases and sales and maturities of short-term investments.
     Net cash provided by financing activities was $1.5 million for the nine months ended September 30, 2007 consisting of proceeds from the issuance of common stock under our employee stock purchase plan and the exercise of stock options. Net cash provided by financing activities was $27.9 million for the nine months ended September 30, 2006 consisting primarily of net proceeds of approximately $26.3 million resulting from the issuance of common stock in connection with draw downs under our CEFF with Kingsbridge and proceeds from the issuance of common stock under our employee stock purchase plan and the exercise of stock options.
     While we support the commercialization of Zegerid Capsules and Zegerid Powder for Oral Suspension and as we continue to sponsor clinical trials and develop and manufacture our current Zegerid products and any new product opportunities, we anticipate significant cash requirements for personnel costs for our own organization, as well as in connection with our contract sales agreement with inVentiv, advertising and promotional activities, capital expenditures, and investment in additional office space, internal systems and infrastructure.
     We currently rely on OSG Norwich Pharmaceuticals, Inc. as our manufacturer of Zegerid Capsules and Patheon, Inc. as our manufacturer of Zegerid Powder for Oral Suspension. We also purchase commercial quantities of omeprazole, an active ingredient in our Zegerid products, from Union Quimico Farmaceutica, S.A. At September 30, 2007, we had finished goods and raw materials inventory purchase commitments of approximately $2.8 million.
     The following summarizes our long-term contractual obligations as of September 30, 2007:

	Payments Due by Period
		Less than
		One Year
		(Remainder	One to	Four to
Contractual Obligations	Total	of 2007)	Three Years	Five Years	Thereafter
	(in thousands)
Operating leases	$2,236	$542	$1,694	$—	$—
Other long-term contractual obligations	1,130	268	862	—	—

Total	$3,366	$810	$2,556	$—	$—

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

     We believe that our current cash, cash equivalents and short-term investments, together with potential proceeds from the CEFF with Kingsbridge and potential loan proceeds under our Loan Agreement with Comerica, will be sufficient to fund our operations for at least the next 12 months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed earlier than we expect. In the next 12 months and until we can generate sufficient cash from our operations, we likely will finance future cash needs through strategic collaboration or licensing agreements, or through equity and/or debt financing, if necessary. Draw downs under the CEFF and borrowings under the Loan Agreement are subject to various conditions that must be satisfied at the time of any future draw down or borrowing, and we cannot be sure at this time that we will be able to satisfy each of the required conditions.
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
     In July 2006, we entered into our Loan Agreement with Comerica, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $20.0 million. As of November 1, 2007, the date of this report, we have not borrowed any amounts under the Loan Agreement. Under the Loan Agreement, the revolving loan bears interest, as selected by us, at either the variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” or the LIBOR rate (as computed in the LIBOR Addendum to the Loan Agreement) plus 2.25 percent. Interest payments on advances made under the Loan Agreement are due and payable in arrears on the first calendar day of each month during the term of the Loan Agreement. Amounts borrowed under the Loan Agreement may be repaid and re-borrowed at any time prior to July 28, 2009. The Loan Agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the Loan Agreement. We expect to use the loan proceeds to support our ongoing working capital needs and for general corporate purposes. Amounts borrowed under the Loan Agreement are secured by all of our personal property. The collateral does not include any intellectual property, including copyrights, patents, trademarks, servicemarks and applications therefor, now owned or hereafter acquired, or any claims for damages by way of any past, present and future infringement of any such intellectual property; provided, however, that the collateral includes all accounts and general intangibles that consist of rights to payment and proceeds from the sale, licensing or disposition of all or any part, or rights in, such intellectual property. Under the Loan Agreement, we are subject to certain affirmative and negative covenants, including limitations on our ability: to convey, sell, lease, license, transfer or otherwise dispose of assets; to create, incur, assume, guarantee or be liable with respect to certain indebtedness; to grant liens; to pay dividends and make certain other restricted payments; and to make investments. In addition, under the Loan Agreement we are required to maintain a balance of cash with Comerica in an amount of not less than $4.0 million and to maintain any other cash balances with either Comerica or another financial institution covered by a control agreement for the benefit of Comerica. We are also subject to certain financial covenants with respect to a minimum liquidity ratio and, when the outstanding loan balances exceed $15.0 million, minimum EBITDA requirements. We believe that we have currently met all of our obligations under the Loan Agreement.
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
     As of September 30, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Caution on Forward-Looking Statements
     Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance that are not historical facts are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to increase market demand for, and sales of, our Zegerid® products and any other products that we or our strategic partners market; the scope and validity of patent protection for our products, including the outcome and duration of our patent infringement lawsuit against Par Pharmaceutical, Inc., or Par, and our and our strategic partners’ ability to commercialize products without infringing the patent rights of others; our dependence on a number of third parties, such as Schering-Plough, under our OTC license agreement, Otsuka America Pharmaceutical, Inc., under our co-promotion agreement and inVentiv Commercial Services, LLC, under our service agreement; unexpected adverse side effects or inadequate therapeutic efficacy of our products or co-promotion products that could result in product recalls, market withdrawals or product liability claims; competition from other pharmaceutical or biotechnology companies; other difficulties or delays relating to the development, testing, manufacturing and marketing of, and maintaining regulatory approvals for, our products; risks related to our co-promotion agreements relating to the Naprelan® and Fleet® Phospho-soda® EZ-Prep™ Bowel Cleansing System products, including our ability to generate adequate revenues to justify our level of promotional effort and expense under the agreements; our ability to obtain additional financing as needed to support our operations; and other risks detailed below under Part II — Item 1A — Risk Factors.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Under the terms of our Loan Agreement with Comerica, the interest rate applicable to any amounts borrowed by us under the credit facility will be, at our election, indexed to either Comerica’s prime rate or the LIBOR rate. If we elect Comerica’s prime rate for all or any portion of our borrowings, the interest rate will be variable, which would expose us to the risk of increased interest expense if interest rates rise. If we elect the LIBOR rate for all or any portion of our borrowings, such LIBOR rate will remain fixed only for a specified, limited period of time after the date of our election, after which we will be required to repay the borrowed amount, or elect a new interest rate indexed to either Comerica’s prime rate or the LIBOR rate. The new rate may be higher than the earlier interest rate applicable under the Loan Agreement. As of November 1, 2007, the date of this report, we have not borrowed any amounts under the Loan Agreement. Accordingly, we currently believe that changes in such interest rates would not materially affect our market risk.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On September 13, 2007, we filed a lawsuit in the United States District Court for the District of Delaware against Par Pharmaceutical, Inc., or Par, for infringement of the patents listed in the Orange Book for Zegerid® Capsules. The University of Missouri, licensor of the patents, is joined in the litigation as a co-plaintiff. The lawsuit is in response to an Abbreviated New Drug Application, or ANDA, filed by Par with the U.S. Food and Drug Administration, or FDA, regarding Par’s intent to market a generic version of our Zegerid Capsules product prior to the July 2016 expiration of the three listed patents (U.S. Patent Nos. 6,645,988; 6,489,346; and 6,699,885). The complaint seeks a judgment that Par has infringed the listed patents and that the effective date of approval of Par’s ANDA shall not be earlier than the expiration date of the listed patents. We commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving Par’s ANDA for 30 months or until a district court decision that the asserted patents are invalid, unenforceable or not infringed, whichever may occur earlier. On October 2, 2007, we filed an amended complaint to reflect the U.S. Patent and Trademark Office’s, or PTO’s, issuance of an Ex Parte Reexamination Certificate for U.S. Patent No. 6,699,885, or the ‘885 patent, as further described below. On October 17, 2007, Par filed its answer in the case, primarily asserting non-infringement, invalidity and unenforceability. Par also filed counterclaims seeking a declaration in its favor on those issues. Discovery is expected to begin in the near future and a trial date has not been set. We are prepared to vigorously defend and enforce the intellectual property rights protecting our Zegerid products.
     On September 18, 2007, the PTO issued an Ex Parte Reexamination Certificate for the ‘885 patent, which formally concludes the pending reexamination proceeding relating to the ‘885 patent, and confirms the patentability of the ‘885 patent, as amended during the proceeding, over the references cited in the proceeding. The ‘885 patent is one of the five currently issued U.S. patents providing coverage for our Zegerid family of products, which patents expire in July 2016 and are licensed to us under our license agreement with the University of Missouri. The reexamination process is provided for by law and generally requires the PTO to consider the scope and validity of a patent based on questions raised by a third party or the PTO. In August 2005, an unidentified third party filed a Request for Ex Parte Reexamination of the ‘885 patent with the PTO. The PTO granted the Request for Reexamination and issued an initial office action, to which we and the University of Missouri submitted a response. The response included our and the University of Missouri’s positions relating to patentability as well as proposed amendments to certain of the claims of the ‘885 patent. In its September 18, 2007 decision, the PTO confirmed the patentability of the ‘885 patent claims, as amended and added by us and the University of Missouri, over the references cited in the proceeding. Following the September 18, 2007 action of the PTO, the ‘885 patent continues to provide patent coverage for our Zegerid products by generally covering methods for treating gastric acid related disorders by administering a composition consisting essentially of a proton pump inhibitor, or PPI (at least a portion of which is not enterically coated), and a minimum specified amount of buffering agent, where a minimum serum concentration of the PPI is achieved within specified time periods.
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
     In the near-term, the success of our business will depend on many factors, including:
•	whether we are able to increase market demand for, and sales of, Zegerid® (omeprazole/sodium bicarbonate) Capsules and Zegerid (omeprazole/sodium bicarbonate) Powder for Oral Suspension, including our ability to:
o	achieve market acceptance of our products by our targeted primary care physicians and gastroenterologists;

o	maintain adequate levels of reimbursement coverage for our products from third-party payors; and

o	compete effectively within the gastrointestinal, or GI, field, where many other products are well-established and successful and are marketed by competitors with significantly more experience and resources;

•	whether we are able to maintain patent protection for our products, including whether we are successful in the lawsuit we filed against Par Pharmaceutical, Inc., or Par, for infringement of the patents listed in the Orange Book for Zegerid Capsules; and

•	whether we will be able to obtain additional financing to fund our operations.
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
     We have invested a significant portion of our time and financial resources in the development and commercialization of our Zegerid family of products, which are currently being marketed in capsule and powder for oral suspension dosage forms. These products are proprietary immediate-release formulations of omeprazole, a proton pump inhibitor, or PPI, and are intended to treat or reduce the risk of a variety of upper GI diseases and disorders, including gastroesophageal reflux disease, or GERD. We anticipate that in the near term our ability to generate revenues will depend on the commercial success of our currently marketed products, which in turn, will depend on several factors, including our ability to:
•	successfully increase market demand for, and sales of, Zegerid Capsules and Zegerid Powder for Oral Suspension, through our own sales force, our co-promotion arrangement with Otsuka America Pharmaceutical, Inc., or Otsuka America, our contract sales agreement with inVentiv Commercial Services, LLC, or inVentiv, and any other collaboration with pharmaceutical companies or other contract sales organizations that we may later establish;

•	successfully maintain patent protection for our Zegerid family of products, including whether we are successful in the lawsuit we filed against Par for infringement of the patents listed in the Orange Book for Zegerid Capsules;

•	establish and maintain effective marketing programs and continue to build brand identity;

•	obtain greater acceptance of the products by physicians, patients and third-party payors and obtain and maintain distribution at the retail level;

•	establish and maintain agreements with wholesalers and distributors on commercially reasonable terms; and

•	maintain commercial manufacturing capabilities as necessary to meet commercial demand for the products, as well as maintain commercial manufacturing arrangements with third-party manufacturers.
     Our ability to generate revenue in the longer term will also depend on whether our over-the-counter, or OTC, license agreement with Schering-Plough Healthcare Products, Inc., or Schering-Plough, will lead to the successful development and commercialization of omeprazole products using our patented PPI technology for the OTC market.
     We expect to incur significant costs as we continue to support the commercialization of Zegerid Capsules and Zegerid Powder for Oral Suspension. We have realized modest growth in sales of our Zegerid products to date relative to our expenses to date, including expenses associated with our commercial operations, and we may be unable to achieve greater market acceptance. For the nine months ended September 30, 2007, we recognized $55.4 million in Zegerid net product sales. In addition, as of September 30, 2007, we had an accumulated deficit of $296.0 million.
     We cannot be certain that our continued marketing of Zegerid Capsules and Zegerid Powder for Oral Suspension, including the efforts of Otsuka America and inVentiv, will result in increased demand for, and sales of, our products or that we will receive any milestone payments or sales-based royalties from our OTC license agreement with Schering-Plough. The potential demand for our prescription products may also be negatively impacted by the availability of any OTC products developed and marketed by Schering-Plough. If we fail to successfully commercialize our prescription products or Schering-Plough fails to successfully commercialize OTC products or is significantly delayed in doing so, we may be unable to generate sufficient revenues to sustain and grow our business and attain profitability, and our business, financial condition and results of operations will be materially adversely affected.
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
     In October 2006, we entered into our OTC license agreement with Schering-Plough, pursuant to which we have granted rights under an exclusive license to certain patents, trademarks and other intellectual property to Schering-Plough to develop, manufacture, market and sell omeprazole products for the OTC market in the U.S. and Canada. Since we will depend on Schering-Plough to develop and later sell such OTC products, we will have limited control over the development and commercialization of these products. For example, Schering-Plough may not develop the OTC products as fast or generate as large an OTC market as we would like or as the market may expect. The OTC license agreement may be terminated by either party if the other party is in material breach of its material obligations under the agreement and has not cured the breach within 30 days notice, provided that the cure period for late payments is 15 days, and provided further that all alleged breaches are subject to dispute resolution provisions set forth in the agreement. In addition, Schering-Plough may terminate the agreement in its entirety on 180 days prior written notice to us at any time after submitting its first new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for a licensed product or if Schering-Plough does not receive marketing approval in the U.S. for a licensed product before a specified date. If the commercial launch of any licensed OTC products is not successful, it could have a negative impact on physician and patient impressions of our prescription products. Even if the commercial launch of such OTC products is successful, we will only receive specified milestone payments and royalties on net sales and will not enjoy the same financial rewards as we would had we developed and launched the OTC products ourselves. Furthermore, the availability of OTC products using our patented PPI technology could lead to decreased demand for our prescription products. If Schering-Plough’s OTC development efforts are not successful or if the availability of licensed OTC products harms our prescription business, our ability to generate sufficient revenues to sustain and grow our business and attain profitability will be adversely affected.
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
     As a result, they may have a greater ability to undertake more extensive research and development, manufacturing, marketing and other programs. Many of these companies may succeed in developing products earlier than we do, completing the regulatory process and showing safety and efficacy of products more rapidly than we do or developing products that are more effective than our products. Additionally, many of our competitors have greater financial, clinical and operational resources to conduct clinical studies differentiating their products, as compared to our limited resources. Further, the products they develop may be based on new and different technology and may exhibit other benefits relative to our products.
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
     To support the promotion of our Zegerid products, we have entered into a co-promotion agreement with Otsuka America and a contract sales organization agreement with inVentiv. Under our co-promotion agreement, Otsuka America currently co-promotes Zegerid Capsules and Zegerid Powder for Oral Suspension to targeted U.S. physicians. While our agreement with Otsuka America requires its field sales representatives to promote our products in a minimum number of primary details to target physicians, we cannot be sure that Otsuka America’s efforts will be successful. In addition, we and Otsuka America each have the right to terminate the agreement effective at any time by providing at least 120 days prior written notice, as well as other more limited termination rights.
     Under our services agreement with inVentiv, inVentiv is providing approximately 140 contract sales representatives to promote our Zegerid products in the U.S. Our agreement with inVentiv causes us to incur significant costs, and we cannot be sure that the efforts of the contract sales force will be successful or that our existing sales force, together with any efforts made by Otsuka America and the contract sales force to promote our products, will generate sufficient awareness or demand for our products. If we determine that the contract sales force is not successful and we decide to terminate our agreement with inVentiv, we will incur termination fees if we elect to terminate the agreement prior to December 1, 2007, which is the one-year anniversary of the deployment of inVentiv’s initial project team.
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
     Our wholesaler customers include some of the nation’s leading wholesale pharmaceutical distributors, such as Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, and major drug chains. Sales to Cardinal, McKesson and AmerisourceBergen accounted for approximately 35%, 33% and 16%, respectively, of our annual revenues during 2006 and 33%, 31% and 14%, respectively, of our revenues for the nine months ended September 30, 2007. The loss of any of these wholesaler customers’ accounts or a material reduction in their purchases could harm our business, financial condition or results of operations. In addition, we may face pricing pressure from our wholesaler customers.

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
     We have limited control over our third-party manufacturers, including with respect to regulatory compliance and quality assurance matters. Any delay or interruption of supply related to a third-party manufacturer’s failure to comply with regulatory or other requirements would limit our ability to make sales of our products. Any manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims. With respect to any future products under development, if the FDA finds significant issues with any of our manufacturers during the pre-approval inspection process, the approval of those products could be delayed while the manufacturer addresses the FDA’s concerns, or we may be required to identify and obtain the FDA’s approval of a new supplier. This could result in significant delays before manufacturing of our products can begin, which in turn would delay commercialization of our products. In addition, the importation of pharmaceutical products into the U.S. is subject to regulation by the FDA, and the FDA can refuse to allow an imported product into the U.S. if it is not satisfied that the product complies with applicable laws or regulations.
     We rely on a single third-party manufacturer located outside of the U.S., Patheon Inc., for the supply of Zegerid Powder for Oral Suspension, and we are obligated under our supply agreement to purchase a significant portion of our requirements of this product from Patheon. In addition, we rely on OSG Norwich Pharmaceuticals, Inc., located in New York, as the current sole third-party manufacturer of Zegerid Capsules. We also currently rely on a single third-party supplier located outside of the U.S., Union Quimico Farmaceutica, S.A., or Uquifa, for the supply of omeprazole, which is an active pharmaceutical ingredient in each of our current Zegerid products. We are obligated under our supply agreement with Uquifa to purchase all of our requirements of omeprazole from this supplier. We also currently have only two approved suppliers for sodium bicarbonate, which is a component in our marketed powder for oral suspension and capsule products, and we rely on our third-party manufacturers to purchase the sodium bicarbonate. Additionally, we rely on single suppliers for certain excipients in our powder for oral suspension and capsule products. Any significant problem that our sole source manufacturers or suppliers experience could result in a delay or interruption in the supply to us until the manufacturer or supplier cures the problem or until we locate an alternative source of supply. In addition, because our sole source manufacturers and suppliers provide services to a number of other pharmaceutical companies, they may experience capacity constraints or choose to prioritize one or more of their other customers over us.
     Moreover, our sole source manufacturers and suppliers may experience difficulties related to their overall business and financial stability. Patheon, the manufacturer of our powder for oral suspension product, reported in connection with its financial statements for its fiscal year ended October 31, 2006 that its ability to continue as a going concern was uncertain and was dependent upon the successful outcome of a review of strategic and financial alternatives. Although Patheon has reported that it believes, with the completion of new financing arrangements, the going concern uncertainty has been eliminated, any failure of Patheon to maintain long-term improvement in its capital structure could result in a material adverse impact on Patheon’s overall business and financial stability, which could in turn result in a delay or interruption of its supply of our powder for oral suspension product to us.

     Although alternative sources of supply exist, the number of third-party manufacturers with the manufacturing and regulatory expertise and facilities necessary to manufacture the finished forms of our pharmaceutical products or the active omeprazole and antacid pharmaceutical ingredients in our products on a commercial scale is limited, and it would take a significant amount of time to arrange for alternative manufacturers. Any new supplier of products or active pharmaceutical ingredients would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing such products or ingredients. The FDA may require us to conduct additional clinical trials, collect stability data and provide additional information concerning any new supplier before we could distribute products from that supplier. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new supplier to bear significant additional costs which may be passed on to us.
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
We may not generate adequate revenues under our co-promotion agreements with Victory Pharma, Inc., or Victory, and C.B. Fleet Company, Incorporated, or Fleet, to justify our level of promotional effort and expense under the agreements.
     In June 2007, we entered into a co-promotion agreement with Victory, pursuant to which we agreed to co-promote Naprelan® (naproxen sodium) Controlled Release Tablets prescription pharmaceutical products in the second sales position to our targeted primary care physicians in the U.S. Under the terms of the co-promotion agreement, we will receive a co-promotion fee equal to slightly more than half of the net sales value of the prescriptions generated by our target physicians, offset by an initial credit in recognition of existing sales.
     In August 2007, we entered into a co-promotion agreement with Fleet, pursuant to which we agreed to co-promote the Fleet® Phospho-soda® EZ-Prep™ Bowel Cleansing System in the second sales position to our targeted gastroenterologists in the U.S. Under the terms of the co-promotion agreement, Fleet will pay us to promote the product based on a set fee per sales call, subject to a minimum and maximum number of sales calls. We will also have the opportunity to earn bonus payments if unit sales exceed predetermined baselines.
     Our ability to generate adequate revenues under the co-promotion agreements to justify the resources and the level of promotional effort we will have to expend is subject to a number of risks and uncertainties, including:
•	our ability to increase market demand and sales of the Naprelan and Fleet products;

•	adverse side effects or inadequate therapeutic efficacy of the Naprelan or Fleet products and any resulting product liability claims or product recalls; and

•	the potential for termination of the co-promotion arrangements.

     Also, our successful co-promotion of the Naprelan products is dependent on the strength of the intellectual property surrounding the Naprelan products, and the level of competition from other products, including a generic formulation of Naprelan, which is currently commercially available in a 500 mg dosage strength and is the subject of pending patent infringement litigation initiated by Elan Corporation, plc and/or its affiliates, as the patent holder for the Naprelan products.
     Our ability to successfully co-promote the Fleet product is dependent on the FDA’s continued determination that the Fleet product is safe for its intended use.  A recently filed citizen’s petition requests that the FDA withdraw oral sodium phosphate products for bowel cleansing from commercial marketing or reclassify them as prescription medications.  Although the FDA has previously declined to act upon similar petitions filed in the past, we cannot be certain about how the FDA may act in the future.
     In addition, although our sales representatives will continue to promote our Zegerid products in the primary detail position, the co-promotion of the Naprelan and Fleet products could detract from their efforts to promote our Zegerid products and have an adverse impact on Zegerid sales. If our co-promotion efforts are not successful, our ability to generate sufficient revenues to sustain and grow our business and attain profitability may be adversely affected.
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
     There have been a number of legislative and regulatory proposals aimed at changing the healthcare system and pharmaceutical industry, including reductions in the cost of prescription products, changes in the levels at which consumers and healthcare providers are reimbursed for purchases of pharmaceutical products, proposals concerning reimportation of pharmaceutical products and proposals concerning safety matters. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 provides a new Medicare prescription drug benefit, which became effective in January 2006, and mandates other reforms. Although we cannot predict the full effect on our business of the implementation of this new legislation, to date the new benefit, which is managed by private health insurers, pharmacy benefit managers and other managed care organizations, has resulted in additional growth in the market for delayed-release generic omeprazole products and it may further exacerbate industry-wide pressure to reduce the prices charged for both generic and branded PPI products. This could harm our ability to market our products and generate revenues. It is also possible that other proposals will be adopted. As a result of the new Medicare prescription drug benefit or any other proposals, we may determine to change our current manner of operation, provide additional benefits or change our contract arrangements, any of which could harm our ability to operate our business efficiently, obtain collaborators and raise capital. We are also subject to additional price reporting obligations under the Deficit Reduction Act of 2005, which became effective on January 1, 2007. Complying with these additional reporting obligations will increase our administrative burden.

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
     We have retained third-party service providers to perform a variety of functions related to the sale and distribution of our products, key aspects of which are out of our direct control. For example, we rely on one third-party service provider to provide key services related to warehousing and inventory management, distribution, contract administration and chargeback processing, accounts receivable management and call center management, and, as a result, most of our inventory is stored at a single warehouse maintained by the service provider. We place substantial reliance on this provider as well as other third-party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired. In addition, we utilize third parties to perform various other services for us relating to sample accountability and regulatory monitoring, including adverse event reporting, safety database management and other product maintenance services. If the quality or accuracy of the data maintained by these service providers is insufficient, our ability to continue to market our products could be jeopardized or we could be subject to regulatory sanctions. We do not currently have the internal capacity to perform these important commercial functions, and we may not be able to maintain commercial arrangements for these services on reasonable terms.
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
     Product development is generally a long, expensive and uncertain process. Successful development of product formulations depends on many factors, including our ability to select key components, establish a stable formulation, develop a product that demonstrates our intended safety and efficacy profile, and transfer from development stage to commercial-scale operations. Any delays we encounter during our product development activities would in turn adversely affect our ability to commercialize the product under development.
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
     We are a small company and, as of September 30, 2007, had 347 employees. Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical, manufacturing, product development, business development and sales and marketing personnel. We, as well as inVentiv, our contract sales provider, may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results.
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
     The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve profitability. We have been engaged in developing and commercializing drugs and have consistently generated operating losses since our inception in December 1996. Our commercial activities and continued product development and clinical activities will require significant expenditures. For the nine months ended September 30, 2007, we recognized $55.4 million in net sales of our Zegerid products, and, as of September 30, 2007, we had an accumulated deficit of $296.0 million. We expect to incur additional operating losses and capital expenditures as we support the continued marketing of our Zegerid products and any other products we commercialize, and continue our product development and clinical research programs.
We will need to raise additional funds to continue our operations and we may be unable to raise capital when needed.
     We believe that our current cash, cash equivalents and short-term investments, together with potential proceeds from the Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge, and potential loan proceeds under our Loan Agreement with Comerica, will be sufficient to fund our operations for at least the next 12 months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed earlier than we expect. In the next 12 months and until we can generate sufficient cash from our operations, we likely will finance future cash needs through strategic collaboration or licensing agreements, or through equity and/or debt financing, if necessary.
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
     In July 2006, we entered into our Loan Agreement with Comerica, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $20.0 million. As of November 1, 2007, the date of this report, we have not borrowed any amounts under the Loan Agreement. Our ability to borrow amounts under the Loan Agreement depends upon a number of conditions and restrictions, and we cannot be certain that we will satisfy all borrowing conditions at a time when we desire to borrow amounts under the Loan Agreement. For example, we have made comprehensive representations and warranties to Comerica as our lender, and all of these representations and warranties generally must be true and correct at the time of any proposed borrowing. Furthermore, we are subject to a number of affirmative and negative covenants, each of which must be satisfied at the time of any proposed borrowing. If we have not satisfied these various conditions, or an event of default otherwise has occurred, we may be unable to borrow amounts under the Loan Agreement, and may be required to repay any amounts previously borrowed.
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
     Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the commercial success of, and demand for, our Zegerid products, as well as any other products we market are uncertain and therefore our sales prospects are uncertain. The level of our revenues, if any, and results of operations at any given time will be based primarily on the following factors:
•	commercial success of Zegerid Capsules and Zegerid Powder for Oral Suspension and any OTC products which may be developed and commercialized by Schering-Plough under our OTC license agreement;

•	demand and pricing of products we may offer;

•	physician and patient acceptance of our products;

•	levels of third-party reimbursement for our products;

•	interruption in the manufacturing or distribution of our products;

•	our ability to maintain a productive sales force;

•	our ability to generate revenues under our co-promotion agreements with Victory and Fleet;

•	our ability to obtain regulatory approval for any future products we develop;

•	results of our clinical trials and safety and efficacy of our products;

•	timing of new product offerings, acquisitions, licenses or other significant events by us, Schering-Plough or our competitors;

•	the outcome of, or other developments related to, our patent infringement suit against Par involving Zegerid capsules;

•	legislative changes affecting the products we may offer or those of our competitors; and

•	the effect of competing technological and market developments.
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
Any future indebtedness under our Loan Agreement with Comerica could adversely affect our financial health.
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
     We may not be successful in securing or maintaining proprietary or patent protection for our products, and protection that we have and do secure may be challenged and possibly lost. Our competitors may develop products similar to ours using methods and technologies that are beyond the scope of our intellectual property rights. Other drug companies may challenge the scope, validity and enforceability of our patent claims and may be able to develop generic versions of our products if we are unable to maintain our proprietary rights. For example, although we believe that we have valid patent protection in the U.S. for our Zegerid products until at least 2016, depending on the outcome of our patent infringement suit against Par, described below, a generic version of Zegerid could be launched prior to the expiration of our patents. It is also possible that other generic drug makers will attempt to introduce generic versions of our Zegerid products prior to the expiration of our patents. We also may not be able to protect our intellectual property rights against third-party infringement, which may be difficult to detect.
     To date, five U.S. patents have been issued relating to technology we license from the University of Missouri and several U.S. patent applications are pending. In addition to the U.S. patent coverage, several international patents have issued, including in Australia, India, Mexico, New Zealand, Russia, Singapore, South Africa, and South Korea, as well as in countries within the European Patent Organization, and several international patent applications are pending, all of which are subject to the University of Missouri license agreement.  The patents related specifically to our Zegerid products are and will be method and/or formulation patents and will not protect the use of the active pharmaceutical ingredient outside of the formulations covered by the patents and patent applications licensed to or owned by us. The issued claims in the international patents vary between the different countries and include claims covering pharmaceutical compositions combining PPIs with buffering agents and the use of these compositions in the manufacture of drug products for the treatment of GI disorders. The initial U.S. patent from the University of Missouri does not have corresponding international or foreign counterpart applications and there can be no assurance that we will be able to obtain foreign patent rights to protect each of our products in all foreign countries of interest. We consult with the University of Missouri in its pursuit of the patent applications that we have licensed, but the University of Missouri remains primarily responsible for prosecution of the applications. We cannot control the amount or timing of resources that the University of Missouri devotes on our behalf. It may not assign as great a priority to prosecution of patent applications relating to technology we license as we would if we were undertaking such prosecution ourselves. As a result of this lack of control and general uncertainties in the patent prosecution process, we cannot be sure that any additional patents will ever be issued. Issued patents generally require the payment of maintenance or similar fees to continue their validity. We rely on the University of Missouri to do this, subject to our obligation to provide reimbursement, and the University’s failure to do so could result in the forfeiture of patents not maintained.
     On September 18, 2007, the PTO issued an Ex Parte Reexamination Certificate for U.S. Patent No. 6,699,885, or the ‘885 patent, which formally concludes the pending reexamination proceeding relating to the ‘885 patent, and confirms the patentability of the ‘885 patent, as amended during the proceeding, over the references cited in the proceeding. The ‘885 patent is one of the five currently issued U.S. patents providing coverage for our Zegerid family of products, which are licensed to us under our license agreement with the University of Missouri. For a more detailed description of this proceeding, see Part II – Item 1 – Legal Proceedings.
     On August 2, 2006, an Indian company filed a pre-grant opposition to a pending Indian patent application that is licensed to us under our license agreement with the University of Missouri. A hearing was conducted on October 1, 2007. If we, in connection with the University of Missouri, do not successfully defend the patent application against the pre-grant opposition, we may not be able to obtain patent coverage for one or more of our Zegerid products in India.
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
     Trademarks. Our trademarks are important to our success and competitive position. We have received U.S. and European Union, or EU, trademark registration for our corporate name, Santarus®. We also have received trademark registration in the U.S., Canada and Japan and have applied for trademark registration in the EU for our brand name, Zegerid®, and have applied for trademark registration for various other names and logos. The opposition against our EU trademark application for our brand name, Zegerid, has recently concluded in our favor. Accordingly, the trademark should proceed to registration in the EU, unless the third party that had opposed the trademark appealed the decision before September 17, 2007. As of November 1, 2007, the date of this report, we have not received notice of any appeal having been filed. In addition, in Canada, we have received a notice of allowance for our Zegerid brand name, and we have until the end of 2007 to file a declaration of use or to request an extension. Any objections we receive from the PTO, foreign trademark authorities or third parties relating to our pending applications could require us to incur significant expense in defending the objections or establishing alternative names. There is no guarantee we will be able to secure any of our pending trademark applications with the PTO or comparable foreign authorities.
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
Par’s Paragraph IV certification under the Hatch-Waxman Act related to Zegerid Capsules and the related patent infringement litigation could adversely affect our financial condition and results of operations as it could result in the introduction of a generic product prior to the expiration of the patents for Zegerid Capsules, as well as in significant legal expenses and diversion of management time.
     On August 7, 2007, we announced that we and our licensor, the University of Missouri, had received notice that Par submitted an Abbreviated New Drug Application, or ANDA, containing a Paragraph IV certification seeking approval from the FDA to market a generic version of our Zegerid Capsules product prior to the July 2016 expiration of the three Orange Book listed patents (U.S. Patent Nos. 6,645,988; 6,489,346; and 6,699,885). A Paragraph IV certification is the declaration by the generic filer that its product will not infringe the already approved product’s listed patent or that such patent is invalid or unenforceable.

     On September 13, 2007, we filed a lawsuit against Par in the United States District Court for the District of Delaware. Our complaint alleges that Par’s ANDA constitutes infringement of the patents listed for Zegerid Capsules. The University of Missouri, licensor of the patents, is joined in the litigation as co-plaintiff. On October 2, 2007, we filed an amended complaint to reflect the PTO’s issuance of a reexamination certificate for the ‘885 Patent. On October 17, 2007, Par filed its answer in the case, primarily asserting non-infringement, invalidity and unenforceability. Par also filed counterclaims seeking a declaration in its favor on those issues. This lawsuit is pending and discovery is expected to begin in the near future. A trial date has not been set.
     As a result of the filing of the lawsuit against Par, a 30-month stay, as provided for under the Hatch-Waxman Act, has been imposed during which stay the FDA may not approve Par’s ANDA. The stay will last until the earlier of 30 months (February 2010) or a judgment by the district court that the asserted patents are invalid, unenforceable or not infringed. If the litigation is still ongoing after 30 months, the termination of the stay could result in the introduction of a generic product to Zegerid Capsules prior to resolution of the litigation.
     We are not able to predict the outcome of the litigation.  An adverse outcome in this litigation could result in one or more generic versions of Zegerid Capsules being launched before the expiration of the three listed patents in July 2016, which could adversely affect our ability to successfully execute our business strategy to maximize the value of Zegerid Capsules and could negatively impact our financial condition and results of operations. An adverse outcome may also impact the patent protection for the products being developed under our license agreement with Schering-Plough, which in turn may impact the amount of, or our ability to receive, milestone payments and royalties under that license agreement. In addition, even if we prevail, the litigation will be costly, time consuming and distracting to management, which could have a material adverse effect on our business.
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
     Our Zegerid products are based on patented technology and technology for which patent applications are pending that we have exclusively licensed from the University of Missouri. A loss or adverse modification of our technology license from the University of Missouri would materially harm our ability to develop and commercialize our current Zegerid products and other products based on that licensed technology that we may attempt to develop or commercialize in the future. The University of Missouri may claim that new patents or new patent applications that result from new research performed by the University of Missouri are not part of the licensed technology.
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
     The market prices for securities of specialty pharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. For example, during the year ended December 31, 2006, the trading prices for our common stock ranged from a high of $9.70 to a low of $4.76, and on October 15, 2007, the closing trading price for our common stock was $2.06. In addition, we have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment.
     The trading price of our common stock may continue to fluctuate substantially as a result of one or more of the following factors:
•	announcements concerning our commercial progress and activities, product development programs, results of our clinical trials or status of our regulatory submissions;

•	developments in our pending patent infringement suit against Par involving Zegerid Capsules;

•	the publication of prescription trend data concerning our products or competitive products;

•	regulatory developments and related announcements in the U.S., including announcements by the FDA, and foreign countries;

•	other disputes or developments concerning proprietary rights, including patents and trade secrets, litigation matters, and our ability to patent or otherwise protect our products and technologies;

•	conditions or trends in the pharmaceutical and biotechnology industries;

•	fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	changes in, or our failure to meet or exceed, investors’ and securities analysts’ expectations;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	actual or anticipated fluctuations in our or our competitors’ quarterly or annual operating results;

•	sales of large blocks of our common stock, including sales by Kingsbridge under the CEFF, our executive officers, directors or institutional investors;

•	announcements concerning borrowings under the Loan Agreement, draw downs under the CEFF, takedowns under our existing universal shelf registration statement or other developments relating to the Loan Agreement, CEFF, universal shelf registration statement or our other financing activities;

•	our entering into licenses, strategic partnerships and similar arrangements, or the termination of such arrangements;

•	acquisition of products or businesses by us or our competitors;

•	announcements made by, or events affecting, our OTC collaborator, our co-promotion partners, our contract sales force provider, our suppliers or other third parties that provide services to us;

•	litigation and government inquiries; or

•	economic and political factors, including wars, terrorism and political unrest.
Our stock price could decline and our stockholders may suffer dilution in connection with future issuances of equity or debt securities.
     We believe that our current cash, cash equivalents and short-term investments, together with potential proceeds from the CEFF with Kingsbridge and potential loan proceeds under our Loan Agreement with Comerica, will be sufficient to fund our operations for at least the next 12 months. Until we can generate sufficient cash from our operations, we likely will pursue raising additional funds in the next 12 months primarily to support the further commercialization of our Zegerid products. To the extent we conduct substantial future offerings of equity or debt securities, such offerings could cause our stock price to decline. For example, we may issue additional shares of our common stock under our CEFF with Kingsbridge, we may issue securities under our existing universal shelf registration statement, or we may pursue alternative financing arrangements.
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
     A concentrated number of stockholders hold significant blocks of our outstanding common stock. Sales by our current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Similarly, sales by Kingsbridge of any shares that we may sell to it under the CEFF from time to time or upon the exercise of the warrant to purchase 365,000 shares of common stock that we issued to Kingsbridge in connection with the CEFF, or the expectation that sales may occur, could significantly reduce the market price of our common stock. In addition, the holders of a substantial number of shares of common stock may have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders. Moreover, certain of our executive officers have established programmed selling plans under Rule 10b5-1 of the Securities Exchange Act for the purpose of effecting sales of common stock, and other employees and affiliates, including our directors and other executive officers, may choose to establish similar plans in the future. If any of our stockholders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital.
We may become involved in securities or other class action litigation that could divert management’s attention and harm our business.
     The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical and biotechnology companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. In addition, over the last year, several class action lawsuits have been filed against pharmaceutical companies alleging that the companies’ sales representatives have been misclassified as exempt employees under the Federal Fair Labor Standards Act and applicable state laws. These lawsuits generally are in the early stages of litigation, and we cannot be certain as to how the lawsuits will ultimately be resolved. Although we have not been the subject of these types of lawsuits, we may be targeted in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.
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
     Not applicable.
Issuer Purchases of Equity Securities
     We currently have no publicly announced share repurchase plan or program. All repurchased shares of common stock described in the following table were initially issued as equity incentive awards to employees, directors or consultants in the form of restricted stock or upon the exercise of early-exercisable but unvested stock options. All repurchases were made upon forfeiture of shares of common stock by the recipient of such equity incentive awards in connection with the termination of employment or other service relationship with us. Pursuant to the award agreements governing such grants, the repurchase price for all shares was equal to the price per share initially paid by the recipient. The following table provides information relating to our repurchase of shares of our common stock in the third quarter of 2007.

Maximum Number
			Total	(or Approximate
			Number of Shares	Dollar Value)
	Total Number		Purchased as Part	of Shares That May
	of	Average	of Publicly	Yet Be Purchased
	Shares	Price Paid Per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
July 2007	—	—	—	—
August 2007	159	$0.875	—	—
September 2007	—	—	—	—

Total	159

Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.

Item 5. Other Information
     Not applicable.
Item 6. Exhibits

Exhibit
Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

3.3(2)	Certificate of Designations for Series A Junior Participating Preferred Stock

4.1(2)	Form of Common Stock Certificate

4.2(3)	Amended and Restated Investors’ Rights Agreement, dated April 30, 2003, among us and the parties named therein

4.3(3)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated May 19, 2003, among us and the parties named therein

4.4(3)*	Stock Restriction and Registration Rights Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

4.5(3)	Form of Common Stock Purchase Warrant

4.6(2)	Rights Agreement, dated as of November 12, 2004, between us and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Santarus, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

4.7(4)	First Amendment to Rights Agreement, dated as of April 19, 2006, between us and American Stock Transfer & Trust Company

4.8(5)	Warrant to Purchase Shares of Common Stock, dated February 3, 2006, issued by us to Kingsbridge Capital Limited

4.9(5)	Registration Rights Agreement, dated February 3, 2006, between us and Kingsbridge Capital Limited

10.1+	Amendment No. 2 to Exclusive License Agreement, dated August 20, 2007, between us and The Curators of the University of Missouri

10.2+	Co-Promotion Agreement, dated August 24, 2007, between us and C.B. Fleet Company, Incorporated

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q of Santarus, Inc. for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 13, 2004.

(2)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on November 17, 2004.

(3)	Incorporated by reference to the Registration Statement on Form S-1 of Santarus, Inc. (Registration No. 333-111515), filed with the Securities and Exchange Commission on December 23, 2003, as amended.

(4)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on April 21, 2006.

(5)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on February 3, 2006.

*	Santarus, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which portions have been omitted and filed separately with the Securities and Exchange Commission.

+	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

†	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Santarus, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 1, 2007

/s/ Debra P. Crawford
Debra P. Crawford,
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)