Form 10-K
period 2007-12-31
SANTARUS INC
filed 2008-03-04
CIK 1172480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number: 000-50651
SANTARUS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0734433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10590 West Ocean Air Drive, Suite 200 San Diego, California	92130
(Address of Principal Executive Offices)	(Zip Code)
(858) 314-5700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	Nasdaq Global Market
Series A Junior Participating Preferred Stock Purchase Rights	Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐     No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of June 29, 2007, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $224.2 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market on June 29, 2007 of $5.17 per share.*
     The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 15, 2008 was 51,315,485.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year end December 31, 2007 are incorporated by reference into Part III of this report.

*	Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeded 10% of the registrant’s common stock outstanding at June 29, 2007. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

SANTARUS, INC.
FORM 10-K — ANNUAL REPORT
For the Year Ended December 31, 2007

i

PART I
Forward-Looking Statements
     Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance that are not historical facts are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to increase market demand for, and sales of, our Zegerid® products and any other products that we or our strategic partners market; the scope and validity of patent protection for our products, including the outcome and duration of our patent infringement lawsuits against Par Pharmaceutical, Inc., and our and our strategic partners’ ability to commercialize products without infringing the patent rights of others; our dependence on a number of third parties, such as Glaxo Group Limited, an affiliate of GlaxoSmithKline, plc, under our license and distribution agreements, Schering-Plough Consumer Healthcare Products, Inc., under our over-the-counter license agreement, inVentiv Commercial Services, LLC, under our service agreement, and Otsuka America Pharmaceutical, Inc., under our co-promotion agreement; adverse side effects or inadequate therapeutic efficacy of our products or the products we co-promote that could result in product recalls, market withdrawals or product liability claims; competition from other pharmaceutical or biotechnology companies and evolving market dynamics, including the impact of currently available generic proton pump inhibitor, or PPI, products and the introduction of additional generic PPI products; our ability to further diversify our sources of revenue and product portfolio; other difficulties or delays relating to the development, testing, manufacturing and marketing of, and maintaining regulatory approvals for, our products; risks related to our co-promotion agreements relating to the Naprelan® and Fleet® Phospho-soda® EZ-Prep™ Bowel Cleansing System products, including our ability to generate adequate revenues to justify our level of promotional effort and expense under the agreements; our ability to obtain additional financing as needed to support our operations or future product acquisitions; and other risks detailed below under Part I — Item 1A — Risk Factors.
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
     We have received U.S. and European Union, or EU, trademark registration for our corporate name, Santarus®. We also have received trademark registration in the U.S., Canada and Japan and have applied for trademark registration in the EU for our brand name, Zegerid®, and we have applied for trademark registration for various other names and logos. All other trademarks, service marks or trade names appearing in this report are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners.

Item 1. Business
Overview
     We are a specialty pharmaceutical company focused on acquiring, developing and commercializing proprietary products that address the needs of patients treated by gastroenterologists or primary care physicians. The primary focus of our current efforts is the commercialization of our proprietary, immediate-release proton pump inhibitor, or PPI, technology for the treatment of upper gastrointestinal, or GI, diseases and disorders, including gastroesophageal reflux disease, or GERD. In the U.S. prescription market, our commercial organization promotes our Zegerid® (omeprazole/sodium bicarbonate) products to targeted gastroenterologists and primary care physicians in the primary detail position, with additional promotional support provided under our contract sales organization and co-promotion arrangements. To further leverage our proprietary PPI technology and diversify our sources of revenue, we have entered into strategic alliances with Schering-Plough Consumer Healthcare Products, Inc., or Schering-Plough, for the U.S. and Canadian over-the-counter, or OTC, markets, and with Glaxo Group Limited, an affiliate of GlaxoSmithKline, plc, or GSK, for prescription and OTC markets in up to 114 countries in Africa, Asia, the Middle-East, and Central and South America, as well as prescription markets in Puerto Rico and the U.S. Virgin Islands. In addition to our efforts related to our PPI technology, our commercial organization co-promotes additional primary care and gastroenterology products in the U.S. Our goal is to become a leading specialty pharmaceutical company, and we plan to continue to seek to maximize the value of our PPI technology, as well as expand our product portfolio through co-promotion, licensing or acquisition of marketed or late stage proprietary products.
     Our Zegerid products are proprietary immediate-release formulations that combine omeprazole, a PPI, and one or more antacids and are currently marketed in capsule and powder for oral suspension dosage forms. We developed these products as the first immediate-release oral PPIs for the U.S. prescription market, and they have been approved by the U.S. Food and Drug Administration, or FDA, to treat or reduce the risk of a variety of upper GI diseases and disorders. According to IMS Health, an independent market research firm, the U.S. market for prescription PPI products had total sales of more than $14 billion during 2007. We believe our Zegerid products offer a differentiated treatment option for physicians and their patients and represent an attractive market opportunity.
     Our Zegerid products are based on patented technology and utilize antacids, which raise the gastric pH and thus protect the PPI, omeprazole, from acid degradation in the stomach, allowing the omeprazole to be quickly absorbed into the bloodstream. Although other marketed oral PPIs enjoy widespread use due to their potent acid suppression, favorable safety profiles and once-a-day dosing, they are available only in delayed-release, enteric-coated formulations. While the enteric coatings protect delayed-release PPIs from acid degradation in the stomach, they also delay absorption until the delayed-release PPIs reach the alkaline environment of the small intestine, where the enteric coatings dissolve. Our immediate-release Zegerid products are not enterically coated and are designed to provide both rapid and continued nighttime and daytime acid control.
     We received approval from the FDA to market Zegerid (omeprazole/sodium bicarbonate) Capsules in February 2006 for the treatment of heartburn and other symptoms associated with GERD, treatment and maintenance of healing of erosive esophagitis and treatment of duodenal and gastric ulcers. We received approval from the FDA to market Zegerid (omeprazole/sodium bicarbonate) Powder for Oral Suspension for these same indications in 2004. In addition, Zegerid Powder for Oral Suspension 40 mg is approved for the reduction of risk of upper GI bleeding in critically ill patients, and is currently the only PPI product approved for this indication. We received FDA approval of each of our new drug applications, or NDAs, for our Zegerid products within the initial 10-month period for FDA review under the policies of the Prescription Drug User Fee Act, or PDUFA. We commercially launched Zegerid Capsules 20 mg and 40 mg in late March 2006, and launched Zegerid Powder for Oral Suspension 20 mg in October 2004 and 40 mg in February 2005.
     We have established a commercial organization that targets the highest PPI-prescribing physicians in the U.S., with a focus on approximately 26,000 office-based gastroenterologists and primary care physicians. We estimate that this group of physicians collectively wrote approximately one-third of the value of PPI prescriptions written in 2007. We believe our concentration on high-volume PPI prescribers enables us to effectively promote our products with a relatively focused sales and marketing organization. Our field sales organization includes our own representatives, fully-dedicated contract sales representatives under our contract sales organization agreement with

inVentiv Commercial Services, LLC, or inVentiv, as well as additional sales representatives under our co-promotion agreement with Otsuka America Pharmaceutical Inc., or Otsuka America.
     In addition to our efforts related to our Zegerid prescription products, in October 2006, we licensed exclusive rights to Schering-Plough under our patented PPI technology to develop, manufacture and sell Zegerid brand OTC products in the lower dosage strength of 20 mg of omeprazole in the U.S. and Canada. Under the license agreement, we have received $20.0 million in upfront and milestone fees and may receive up to an additional $22.5 million in milestone payments upon the achievement of specified regulatory milestones and up to an additional $37.5 million in milestone payments upon the achievement of specified sales milestones. We expect that Schering-Plough will submit an NDA for its first licensed OTC product in March or April of 2008. We are also entitled to receive low double-digit royalties on net sales of any licensed products sold by Schering-Plough.
     In November 2007, we entered into a license agreement and a distribution agreement granting exclusive rights to GSK under our patented PPI technology to commercialize prescription and OTC products in up to 114 specified countries outside of the U.S., Europe, Australia, Japan and Canada (including markets within Africa, Asia, the Middle-East, and Central and South America), and to distribute and sell Zegerid brand prescription products in Puerto Rico and the U.S. Virgin Islands. GSK paid us an $11.5 million upfront fee, and we are entitled to receive tiered royalties ranging from the mid-teens to the mid-twenties on net sales of any products sold by GSK under the license and distribution agreements.
     In addition, we have entered into two co-promotion arrangements to further leverage our existing commercial capabilities and generate additional revenue. While our field sales representatives continue to promote our Zegerid products in the primary detail position, they also promote Naprelan® Controlled Release Tablets, a once-daily naproxen sodium formulation for the relief of mild to moderate pain, to targeted primary care physicians and the Fleet® Phospho-soda® EZ-Prep™ Bowel Cleansing System, a system for bowel preparation prior to a medical procedure or examination, to targeted gastroenterologists. We receive a percentage of the net sales value of prescriptions generated by our targeted physicians under the Naprelan co-promotion agreement and a set fee per sales call under the Fleet co-promotion agreement.
Strategy
     Our business strategy is focused on increasing sales of our Zegerid brand products in the U.S. prescription pharmaceutical market, maximizing the value of our immediate-release PPI technology in other pharmaceutical markets, and continuing to diversify our overall product portfolio and leverage our existing commercial capabilities through co-promotion, in-licensing or acquisition of additional marketed or late stage proprietary products. Our goal is to become a leading specialty pharmaceutical company that acquires, develops and commercializes proprietary products that address the needs of patients treated by gastroenterologists or primary care physicians. Key elements of our business strategy include the following:
•	Increasing Sales of Our Zegerid Brand Prescription Products. Our commercial resources are primarily focused on increasing market demand for, and sales of, our Zegerid brand prescription products. Our field sales organization currently promotes Zegerid Capsules and Zegerid Powder for Oral Suspension in the primary detail position. This field sales organization includes our own representatives, as well as additional support under our contract sales organization agreement with inVentiv and our co-promotion agreement with Otsuka America. According to IMS Health, an independent market research firm, the U.S. market for prescription PPI products had total sales of more than $14 billion during 2007. We believe our Zegerid prescription products offer a differentiated treatment option for physicians and their patients and represent an attractive market opportunity.

•	Maximizing the Value of Our Immediate-Release PPI Technology. In addition to our efforts related to our Zegerid prescription products in the U.S., we are focused on maximizing the value of our patented PPI technology in other pharmaceutical markets. In October 2006, we licensed exclusive rights to Schering-Plough under our PPI technology to develop, manufacture and sell Zegerid brand OTC products with the lower dosage strength of 20 mg of omeprazole in the U.S. and Canada. In November 2007, we granted exclusive rights to GSK under our PPI technology to commercialize prescription and OTC products in up to 114 specified countries within Africa, Asia, the Middle-East, and Central and South America and to

distribute Zegerid brand prescription products in Puerto Rico and the U.S. Virgin Islands. We believe these arrangements and potential revenue sources have the potential to add significant value to our company, and we plan to continue to evaluate additional strategies to expand the commercialization of our PPI technology both within and outside the U.S.

•	Diversify our Product Portfolio and Further Leverage our Commercial Capabilities through Co-promotion, In-licensing or Acquisition of Additional Marketed or Late Stage Proprietary Products. We also intend to further diversify our product portfolio with additional marketed or late stage proprietary product opportunities. In 2007, we entered into two co-promotion arrangements to leverage our existing commercial capabilities. While our field sales representatives continue to promote our Zegerid products in the primary detail position, they also promote Naprelan Controlled Release Tablets and the Fleet Phospho-soda EZ-Prep Bowel Cleansing System to our targeted physicians. These co-promotion arrangements provide a source of potential additional revenue, while allowing our field sales representatives to maintain their primary focus on our Zegerid products. In the future, we plan to explore additional co-promotion, in-licensing and acquisition arrangements for marketed or late stage products. We plan to concentrate our efforts on proprietary products that would be complementary to our existing products and that have attractive commercial potential, as well as, in the case of development products, the potential for reduced development and regulatory risk. We believe that enhancing our product portfolio will contribute to the continued growth and value of our company over the longer term.
Zegerid Product Family
     Our Zegerid brand prescription products are proprietary immediate-release formulations that combine omeprazole, a PPI, and one or more antacids. These products are currently marketed in capsule and powder for oral suspension dosage forms and are intended to treat or reduce the risk of a variety of upper GI diseases and disorders, including heartburn and other symptoms associated with GERD, erosive esophagitis, upper GI bleeding and gastric and duodenal ulcers.

Currently Marketed	Omeprazole
Zegerid Prescription Products	Dose	Indications	Status

Zegerid (omeprazole/sodium bicarbonate) Capsules	20 mg/40 mg	Heartburn/GERD, Erosive Esophagitis, Duodenal Ulcers, Gastric Ulcers	Launched in March 2006 (20 mg and 40 mg)

Zegerid (omeprazole/sodium bicarbonate) Powder for Oral Suspension	20 mg/40 mg	Heartburn/GERD, Erosive Esophagitis, Duodenal Ulcers, Gastric Ulcers, Reduction of Risk of Upper GI Bleeding in Critically Ill Patients	Launched in October 2004 (20 mg) and February 2005 (40 mg)
     PPIs enjoy widespread use due to their potent acid suppression, favorable safety profiles and once-a-day dosing. However, all currently marketed PPIs in the U.S., other than Zegerid, are available for oral use only in delayed-release, enteric-coated formulations. While the enteric coatings protect delayed-release PPIs from acid degradation in the stomach, they also delay absorption of the active ingredients, until the delayed-release PPIs reach the alkaline environment of the small intestine, where the enteric coatings dissolve. Our immediate-release Zegerid products are not enterically coated and are designed to provide both rapid and continued nighttime and daytime acid control.
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

     Heartburn and Gastroesophageal Reflux Disease (GERD). Heartburn is pain or a burning sensation in the throat or chest area resulting from the reflux of acid from the stomach into the esophagus. An individual consistently experiencing heartburn at least twice per week is generally diagnosed as having GERD. According to the National Heartburn Alliance, an estimated 54 million American adults experience heartburn two or more days per week. A significant number of children also suffer from GERD, and studies have indicated that as many as 2% to 8% of infants and older children experience symptoms related to GERD. In addition, GERD symptoms frequently occur during the nighttime hours, and it is estimated that nearly 80% of frequent heartburn sufferers experience symptoms at night.
     Physicians have many choices in treating GERD. As initial treatment, physicians will usually instruct patients to alter their dietary habits in order to reduce the frequency of heartburn symptoms. However, most patients with GERD will eventually require treatment with drugs, and some may require surgery. Antacids were introduced in the early 1900s and are still a frequent OTC treatment option. Although antacids work quickly to neutralize acid in the esophagus and stomach, they generally provide only short-term relief for approximately 30 minutes to one hour after dosing.
     Introduced in the 1970s, histamine-2 receptor antagonists, or H2RAs, are compounds that reduce the production of stomach acid resulting from stimulation of histamine receptors. In 2000, antacids were combined with H2RAs for OTC treatment of heartburn. However, because the histamine receptors are only one of three potential sources of acid stimulation, H2RAs generally provide only a partial reduction of acid production. In addition, H2RAs generally work for shorter periods of time than PPIs, and may need to be dosed several times per day.
     PPIs were introduced in the late 1980s and are currently the most common prescription treatment options for many upper GI diseases, including GERD. PPIs are compounds which inhibit the production of stomach acid. Following absorption into the bloodstream, PPIs travel to parietal cells located in the walls of the stomach, where they irreversibly bind to active acid-producing enzymes, known as proton pumps, and inhibit acid production. Once a PPI irreversibly binds to a proton pump, that pump will no longer produce acid. As a result, PPIs are more effective in reducing acid production as compared with H2RAs and generally need only be taken once a day. Because new proton pumps are generated continuously, dosing with PPIs generally needs to be repeated once daily if continuous acid suppression is desired.
     Since PPIs are rapidly degraded in the presence of stomach acid, they require some type of protection to pass through the stomach. With the exception of Zegerid, all other currently marketed oral PPI products have enteric coatings to protect them from acid degradation. The enteric coating is designed to remain intact in the highly acidic stomach. Once the stomach empties its contents into the alkaline environment of the small intestine, the enteric coating begins to dissolve, allowing the PPI to be absorbed into the bloodstream. This results in a delay in the absorption of the PPI, until the enteric-coated PPI reaches the alkaline environment of the small intestine and is absorbed.
     Erosive Esophagitis. Erosive esophagitis is characterized by erosions and ulcers from the repeated exposure of the esophagus to acid and digestive enzymes. It is estimated that as many as 30% of GERD patients, or approximately 16 million patients, have erosive esophagitis in the U.S. Erosive esophagitis may or may not be accompanied by heartburn, and is typically diagnosed by a gastroenterologist through a procedure known as an endoscopy. An eight-week course of therapy with PPIs will generally be effective in healing erosions associated with erosive esophagitis in the majority of patients. Surgery may be required if the esophagus becomes extremely damaged.
     Gastric and Duodenal Ulcers. Gastric and duodenal ulcers are ulcers or erosions in the stomach or duodenum, respectively. These ulcers may be caused by a combination of gastric acid and bacterial infection or may result from the use of other medications such as nonsteroidal anti-inflammatory drugs, or NSAIDs. It is estimated that there are approximately 14 million patients who suffer from gastric and duodenal ulcers in the U.S. Most patients with these ulcers are referred to a gastroenterologist who will perform an endoscopy to determine the extent and severity of the ulcers. Based on the assessment, the gastroenterologist will prescribe a course of treatment, usually a PPI, to be taken daily for up to eight weeks and an antibiotic, if appropriate.

     Upper GI Bleeding. Critically ill ventilated patients are at high risk for developing erosions and upper GI bleeding when the gastric mucosa, already compromised by the stress of a critical medical condition, is exposed to stomach acid and digestive enzymes. Many physicians treat these patients prophylactically to reduce stomach acid and the risk of upper GI bleeding. Patients who develop upper GI bleeding may require blood transfusions or in some cases may require surgery, which is associated with a high mortality rate. It is estimated that as many as 4 million critically ill patients are treated annually in the U.S., with approximately 1.5 million mechanically ventilated patients at highest risk for upper GI bleeding.
Zegerid Product Differentiation
     We have developed our Zegerid family of prescription products to provide the following distinct features:
•	Immediate Release — Our Zegerid products utilize one or more antacids, instead of delayed-release, enteric coatings, to protect the omeprazole from acid degradation, providing for rapid absorption of the omeprazole into the bloodstream. The antacids neutralize gastric acid, protect the omeprazole from acid degradation and enable rapid absorption of the omeprazole, which, in turn, allows the omeprazole to begin to inhibit acid production. For example, in our pivotal pharmacokinetic/pharmacodynamic, or PK/PD, clinical trials evaluating Zegerid Capsules and Zegerid Powder for Oral Suspension, maximal plasma levels of omeprazole were attained in approximately 30 minutes, as compared with 1.5 hours or longer to reach peak plasma levels for delayed-release omeprazole in the same trials.

•	Duration of Acid Control — Our Zegerid products are designed to provide a duration of acid control similar to delayed-release PPIs and, thus, allow for once-a-day dosing. For example, in our pivotal PK/PD clinical trials evaluating Zegerid Capsules and Zegerid Powder for Oral Suspension, the products maintained a median gastric pH above 4 ranging from 12.2 to 18.6 hours per day, depending on the dosage strength and formulation, after repeated once-daily dosing. This duration of acid control is comparable to the data available for the delayed-release PPIs.

•	Nocturnal Acid Control — Zegerid Powder for Oral Suspension has demonstrated effective acid control during the night when dosed at bedtime. For example, in a clinical trial evaluating Zegerid Powder for Oral Suspension and delayed-release PPI brands, Nexium® and Prevacid®, significantly fewer patients treated with Zegerid experienced nocturnal acid breakthrough than when treated with the comparator drugs. Nocturnal acid breakthrough was defined as gastric pH less than 4 for more than one continuous hour between 10:00 pm and 6:00 am with once-daily PPI therapy.

•	Variety of Formulations — Our Zegerid products are currently marketed in capsule and powder for oral suspension dosage forms. In addition to providing alternative formulations for use in the general adult population, one or more of our formulations may address the needs of specific patient populations such as pediatric, elderly and hospitalized patients. We are also continuing to develop other improved formulations of our Zegerid products, utilizing our immediate-release PPI technology.

•	Potential for Expanded Indications — We may pursue expanded indications and uses for our products based on their specific features and benefits. For example, following completion of a pivotal Phase III clinical trial, Zegerid Powder for Oral Suspension was approved for reduction of risk of upper GI bleeding in critically ill patients. There is currently no other PPI product approved for this indication.
Currently Marketed Zegerid Prescription Products
     Zegerid (omeprazole/sodium bicarbonate) Capsules
     Our Zegerid Capsules product is an immediate-release formulation that contains omeprazole and sodium bicarbonate in a capsule dosage form and is available in 20 mg/1100 mg and 40 mg/1100 mg dosage strengths. In February 2006, we received approval from the FDA to market Zegerid Capsules for the treatment of heartburn and other symptoms associated with GERD, short-term treatment (4-8 weeks) of erosive esophagitis which has been diagnosed by endoscopy, maintenance of healing of erosive esophagitis, short-term treatment of active duodenal ulcers, and short-term treatment (4-8 weeks) of active benign gastric ulcers. Zegerid Capsules utilize sodium bicarbonate, an antacid, instead of an enteric coating to protect the omeprazole from acid degradation. When the capsule is swallowed, the antacid neutralizes acid in the stomach, protects the omeprazole from degradation and allows for rapid absorption of the omeprazole into the bloodstream, reaching maximal plasma levels in approximately 30 minutes. We believe the capsule product provides a convenient and familiar dosage form for many patients.
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
     In January 2008, we announced results of a clinical trial evaluating the effects of morning dosing of each of Zegerid Capsules and delayed-release PPI brands, Protonix® (pantoprazole sodium) and Prevacid (lansoprazole), on 24-hour gastric acid control in patients with symptoms of GERD. The study data indicated that the percent time with gastric pH greater than 4 for patients taking Zegerid was approximately 43% longer than patients treated with Protonix (p<0.001) and approximately 22% longer than patients treated with Prevacid (p=0.005).
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
     Similarly to Zegerid Capsules, Zegerid Powder for Oral Suspension utilizes sodium bicarbonate, an antacid, instead of an enteric coating to protect the omeprazole from acid degradation and enable rapid absorption of the omeprazole into the bloodstream. When constituted with one to two tablespoons of water to form a uniform suspension and then administered, the antacid neutralizes acid in the stomach, protects the omeprazole from degradation and allows for rapid absorption of the omeprazole into the bloodstream, reaching maximal plasma levels in approximately 30 minutes. In addition to use in the general adult population, our oral suspension dosage form is readily titratable and designed to be easily administered to critically ill patients via nasogastric tubes and may also be appropriate for patients who have difficulty swallowing solid dosage forms, such as capsules and tablets.
     To support our NDA submissions for this product, we completed two pivotal PK/PD clinical trials in 2002, which evaluated both the 20 mg and 40 mg dosage strengths of Zegerid Powder for Oral Suspension and which were similar in design and outcome to the pivotal PK/PD trials conducted for Zegerid Capsules.
     Also in support of our NDA submissions, in 2003 we completed a multi-center Phase III clinical trial evaluating the 40 mg dosage strength of Zegerid Powder for Oral Suspension for the reduction of risk of upper GI bleeding in critically ill patients. Critically ill patients who require mechanical ventilation are generally at higher risk for developing significant upper GI bleeding from ulcers or erosions, and many physicians choose to prophylactically treat these patients with an acid reducing medication. Given the serious medical condition of this patient population, the blinded clinical trial compared Zegerid Powder for Oral Suspension, administered through a nasogastric tube, with intravenous, or IV, cimetidine, an H2RA, rather than a placebo. At the time of the trial, IV cimetidine was the only drug approved by the FDA for the studied indication.
     A total of 359 mechanically-ventilated, critically ill patients at approximately 50 clinical sites participated in this trial. In the trial, 10 patients treated with IV cimetidine experienced clinically significant bleeding, compared to 7 patients treated with Zegerid Powder for Oral Suspension, demonstrating that our powder for oral suspension product was not inferior to IV cimetidine in reducing the risk of upper GI bleeding in critically ill patients. In addition, in the trial, Zegerid Powder for Oral Suspension achieved a median gastric pH greater than 4 within 1 to 2.5 hours after the first dose in 99% of patients treated and sustained a median daily gastric pH greater than 4 throughout the 14-day trial in 95% of the patients treated.
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
     We have also conducted two clinical trials evaluating the effects of Zegerid Powder for Oral Suspension on nighttime acid control. In 2005, we announced results from a clinical trial evaluating the effects of Zegerid Powder for Oral Suspension and Protonix delayed-release pantoprazole tablets on nocturnal gastric acidity. In this trial, after repeated once-daily dosing, Zegerid Powder for Oral Suspension produced significantly better control of nocturnal gastric acid than Protonix. The patients receiving Zegerid had a median nighttime gastric pH of 4.7, as compared to a median nighttime gastric pH of 2.0 for the patients receiving Protonix (p<0.001), and the nighttime percent time with gastric pH greater than 4 was greater for patients receiving Zegerid than for patients receiving Protonix (55% as compared to 27%, p<0.001). In addition, the percentage of patients experiencing nocturnal acid breakthrough (defined as pH less than 4 for more than 1 hour during the night) was lower for patients receiving Zegerid than for patients receiving Protonix (53% as compared to 78%, p=0.005).
     In 2006, we announced results of a clinical trial evaluating the effects of Zegerid Powder for Oral Suspension and delayed-release PPI brands, Nexium (esomeprazole magnesium) and Prevacid (lansoprazole), on control of nocturnal gastric acidity. In this trial, significantly fewer patients experienced nocturnal acid breakthrough when treated with Zegerid at bedtime than when treated at bedtime with the comparator drugs. Only 61% of the patients experienced nocturnal acid breakthrough while treated with Zegerid, as compared to 92% of the patients treated with Nexium and 92% of the patients treated with Prevacid (p<0.001 for both comparisons). This means that 50% more patients experienced nocturnal acid breakthrough with either Nexium or Prevacid than with Zegerid. In addition, bedtime administration of Zegerid produced a rapid rise in gastric pH that was not observed with either delayed-release PPI. The results indicated that the median percentage of time with gastric pH greater than 4 when evaluated for the first half of the night (10:00 pm to 2:00 am) was 52% for Zegerid, 30% for Nexium and 12% for Prevacid (p<0.001 for both comparisons).
     We may conduct additional clinical trials designed to further differentiate our powder for oral suspension product from the currently marketed delayed-release PPIs or otherwise expand its future use.
Strategic Alliances
     We have entered into strategic alliances with two large pharmaceutical companies to commercialize our Zegerid products and our patented PPI technology within the OTC market in the U.S. and Canada and within both the OTC and prescription markets in a number of international territories.

OTC License Agreement with Schering-Plough
     In October 2006, we licensed exclusive rights to Schering-Plough under our patented PPI technology to develop, manufacture, market and sell Zegerid brand OTC products in the lower dosage strength of 20 mg of omeprazole in the U.S. and Canada. We estimate that the U.S. market for OTC heartburn products has sales in excess of $1.5 billion annually. Schering-Plough is responsible for all activities related to product and clinical development, manufacturing, regulatory matters, marketing and sales of products under the license agreement and is required to use diligent efforts to conduct and complete such activities in a timely manner. We and Schering-Plough have formed a joint steering committee to oversee Schering-Plough’s activities under the license agreement and to facilitate communications between the parties.
     Under the license agreement, we received a $15.0 million upfront license fee in November 2006 and a $5.0 million milestone payment in August 2007. We may receive up to an additional $22.5 million in milestone payments upon the achievement of specified regulatory milestones and up to an additional $37.5 million in milestone payments upon the achievement of specified sales milestones. We expect that Schering-Plough will submit an NDA for its first licensed OTC product in March or April of 2008. We are also entitled to receive low double-digit royalties, subject to adjustment in certain circumstances, on net sales of any OTC products sold by Schering-Plough under the license agreement. In turn, we will be obligated to pay royalties to the University of Missouri based on net sales of any OTC products sold by Schering-Plough.
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
License Agreement and Distribution Agreement with GSK
     In November 2007, we entered into a license agreement and a distribution agreement granting exclusive rights to GSK under our patented PPI technology to commercialize prescription and OTC immediate-release omeprazole products for a number of international markets (including markets within Africa, Asia, the Middle-East, and Central and South America), and to distribute and sell Zegerid brand immediate-release omeprazole prescription products in Puerto Rico and the U.S. Virgin Islands, as further described below.
     License Agreement
     Under the license agreement, we granted GSK the exclusive right to develop, manufacture and commercialize prescription and OTC immediate-release omeprazole products for sale in up to 114 countries outside of the U.S., Europe, Australia, Japan and Canada, including specified countries in Africa, Asia, the Middle East and Central and South America. We estimate that sales of PPI products in the covered international markets are approximately $2.0 billion annually. GSK is required to use commercially reasonable efforts to seek regulatory approval for, and to launch, market and sell licensed products in the licensed territories and is required to do so within specified time frames in certain “major countries,” defined in the license agreement as Brazil, China, Mexico, South Africa, South Korea, Taiwan and Turkey. GSK will be responsible for all costs associated with its activities related to the license agreement.
     Under the license agreement, we received an $11.5 million upfront fee. We will also receive tiered royalties ranging from the mid-teens to mid-twenties on net sales of any licensed products sold by GSK under the license agreement. The royalties are subject to reduction on a country-by-country basis in the event that sales of any generic products achieve a specific level of market share, referred to as “generic competition” in such country. In turn, we will be obligated under our license agreement with the University of Missouri to pay royalties to the University of Missouri based on net sales of any licensed products sold by GSK. When determining the applicable royalty tier, net sales under both the license agreement and the distribution agreement are combined. GSK’s obligation to pay royalties under the license agreement will continue as long as GSK is selling licensed products, unless the license agreement is terminated earlier or in the event GSK exercises its option to make a buy-out payment at the 20th anniversary of the license agreement. To support GSK’s initial launch costs, we agreed to waive the initial $2.5 million of aggregate royalties payable under the license agreement and the distribution agreement.
     During the term of the license agreement and until the later of the fifth anniversary of the effective date of the license agreement or the second anniversary of the termination of the license agreement, GSK has agreed not to market or sell other immediate-release PPI products in the licensed territories. Until the fifth anniversary of the effective date of the license agreement, we have agreed not to market or sell other immediate-release PPI products in the licensed territories.
     The license agreement will remain in effect as long as GSK is obligated to pay royalties under the license agreement for one or more licensed territories. GSK may terminate the license agreement on six months prior written notice to us at any time. We may terminate the license agreement on a country-by-country basis in the event that GSK fails to satisfy its diligence obligations applicable to such country. In addition, either party may terminate the license agreement in the event of the other party’s uncured material breach or bankruptcy or insolvency. Following termination, the rights associated with licensed products revert to us.
     Distribution Agreement
     Under the distribution agreement, we granted GSK the exclusive right to distribute and sell Zegerid brand immediate-release omeprazole prescription products in Puerto Rico and the U.S. Virgin Islands. GSK commenced distributing our Zegerid products in these territories in February 2008, and GSK is obligated to use commercially reasonable efforts to continue to distribute and sell the distribution products during the term of the distribution agreement. GSK is responsible for all costs associated with its activities related to the distribution agreement. The distribution products are sold under the Zegerid brand name.
     Under the distribution agreement, we will receive tiered royalties ranging from the mid-teens to the mid-twenties on net sales of any distribution products sold by GSK. The royalties are subject to reduction in the event of generic competition in the territories covered by the distribution agreement. In turn, we are obligated under our license agreement with the University of Missouri to pay royalties to the University of Missouri based on net sales of any distribution products sold by GSK. When determining the applicable royalty tier, net sales under both the license agreement and the distribution agreement are combined. GSK’s obligation to pay royalties under the distribution agreement will continue as long as GSK is selling distribution products, unless the distribution agreement is terminated earlier or in the event that GSK exercises its option to make a buy-out payment at the 20th anniversary of the distribution agreement. To support GSK’s initial launch costs, we agreed to waive the initial $2.5 million of aggregate royalties payable under the license agreement and the distribution agreement.
     During an initial period following the execution of the distribution agreement, we are obligated to supply distribution products to GSK for sale in Puerto Rico and the U.S. Virgin Islands, and GSK will pay a specified transfer price for such distribution products covering our fully burdened costs.
     During the term of the distribution agreement and until the later of the fifth anniversary of the distribution agreement or the second anniversary of the termination of the distribution agreement, GSK has agreed not to market or sell other immediate-release PPI products in Puerto Rico or the U.S. Virgin Islands. Until the third anniversary of the effective date of the distribution agreement, we have agreed not to market or sell other immediate-release PPI products in the territories covered by the distribution agreement.
     The distribution agreement will remain in effect as long as GSK is selling products under the distribution agreement in Puerto Rico or the U.S. Virgin Islands. GSK may terminate the distribution agreement on six months prior written notice to us at any time. In addition, either party may terminate the distribution agreement in the event of the other party’s uncured material breach or bankruptcy or insolvency or if the distribution products are withdrawn from the U.S. market. Following termination, the rights associated with distribution products revert to us.

Co-Promotion Arrangements
     We have entered into two co-promotion arrangements to further leverage our existing commercial capabilities. While our field sales representatives continue to promote our Zegerid products in the primary detail position, they also promote Naprelan Controlled Release Tablets and the Fleet Phospho-soda EZ-Prep Bowel Cleansing System pursuant to co-promotion agreements, as further described below.
Co-Promotion Agreement for Naprelan Controlled Release Tablets
     In June 2007, we entered into a co-promotion agreement with Victory Pharma, Inc., or Victory, to co-promote Victory’s Naprelan (naproxen sodium) Controlled Release Tablets to targeted primary care physicians in the U.S. The Naprelan products are a once-daily, controlled release formulation of naproxen sodium, a non-steroidal anti-inflammatory drug, or NSAID, indicated for the treatment of a number of conditions, including arthritis and the relief of mild to moderate pain.
     Under the terms of the agreement, we receive a co-promotion fee calculated as a percentage of the net sales value of the prescriptions generated by our target physicians, offset by an initial credit in recognition of existing sales. We are obligated to make a minimum number of annual and quarterly second position sales calls to target physicians. Victory is responsible for creating and developing, at its cost and expense, all marketing materials for the Naprelan products, as well as for handling all manufacturing, distribution, medical affairs and regulatory support for the Naprelan products. We are responsible for all costs related to our sales force, and we purchase samples and training and promotional literature at cost from Victory or its suppliers.
     During the term of the agreement, Victory is obligated to provide us with prior written notice of, and an opportunity to negotiate co-promotion rights for, any other branded pharmaceutical products that contain naproxen or naproxen sodium, which are promoted or commercialized by Victory. In addition, during the initial 18 month period of the agreement, we and Victory each agreed not to promote any naproxen or naproxen sodium prescription pharmaceutical products in the U.S., other than the Naprelan products, to the targeted primary care physicians. We also agreed, during the term of the agreement, not to promote any controlled release naproxen sodium prescription pharmaceutical products in the U.S., other than the Naprelan products.
     The agreement will continue in effect until June 2014, unless terminated sooner. Either party may terminate the agreement if the other party fails to perform any material term of the agreement and fails to cure such breach, subject to prior written notice within a specified time period. In addition, either party may terminate the agreement if the other party becomes insolvent, files or consents to the filing of a petition under any bankruptcy or insolvency law or has any such petition filed against it, and within a specified time period, such filing has not been stayed. Either party may also terminate the agreement under other specified circumstances relating to a significant recall or withdrawal of the Naprelan products or in the event of specified regulatory or governmental actions that would prevent a party from performing its obligations under the agreement. We may also terminate the agreement in other circumstances, such as loss of market exclusivity, subject to notice to Victory. In addition, subject to 120 days prior written notice to Victory, we may terminate the Agreement (a) at any time following the 18-month anniversary of the effective date of the agreement or (b) at any time following the effective date of the agreement if Victory is not continuing to provide marketing and promotional support for the Naprelan products at specified minimum levels.
Co-Promotion Agreement for Fleet Phospho-soda EZ-Prep Bowel Cleaning System
     In August 2007, we entered into a co-promotion agreement with C.B. Fleet Company, Incorporated, or Fleet, to co-promote the Fleet Phospho-soda EZ-Prep Bowel Cleansing System to gastroenterologists in the U.S. currently called on by our field sales representatives. The Fleet product is a system for bowel preparation used prior to a medical procedure or examination, such as a colonoscopy.
     Under the terms of the agreement, Fleet pays us to promote the Fleet product based on a set fee per sales call, subject to a minimum and maximum number of sales calls. We are eligible to receive co-promotion fees of up to approximately $3.0 million over the term of the agreement, subject to reduction in the event of any early termination of the agreement. We also have the opportunity to earn bonus payments if unit sales exceed predetermined baselines. We did not pay an upfront fee and do not expect to incur any material incremental expenses associated with our promotion of the Fleet product. Fleet is responsible for providing all training materials, promotional literature and product samples throughout the term of the agreement.
     Pursuant to the terms of the agreement and subject to customary limitations, each party agrees to indemnify the other party against any and all claims arising out of any material breach of the agreement or the negligence or willful misconduct of the indemnifying party. In addition, Fleet agrees to indemnify us against any and all claims arising out of any personal injury and/or property damage resulting from the handling, possession, sale or use of any Fleet products and any other liability arising out of the manufacture, marketing, labeling, distribution, sale or use of any Fleet products, including claims related to intellectual property rights and product liability claims and including claims related to our activities under the agreement, except to the extent arising out of our negligence or willful misconduct.
     The agreement will continue in effect until October 2008, unless terminated sooner or extended by the parties upon mutual written agreement. Either party may terminate the agreement (a) if the other party fails to perform any material term of the agreement and fails to cure such breach, subject to prior written notice within a specified time period; (b) if the other party becomes insolvent, files or consents to the filing of a petition under any bankruptcy or insolvency law or has any such petition filed against it, and within a specified time period, such filing has not been stayed; (c) under other specified circumstances relating to a significant recall or withdrawal of the Fleet product or in the event of specified regulatory or governmental actions that would prevent a party from performing its obligations under the agreement; and (d) at any time by providing 120 days prior written notice to the other party.
Sales and Marketing
     We have established a commercial organization that is primarily focused on the promotion of our Zegerid products. The commercial organization targets the highest PPI-prescribing physicians in the U.S., with a focus on approximately 26,000 office-based gastroenterologists and primary care physicians. We estimate that this group of physicians collectively wrote approximately one-third of the value of PPI prescriptions written in 2007. We believe our concentration on high-volume PPI prescribers will enable us to effectively promote our products with a relatively focused sales and marketing organization.
     Our commercial organization is comprised of approximately 375 field-based personnel, including our own field sales representatives, fully-dedicated field sales representatives under our contract sales organization agreement with inVentiv, sales managers and account managers, and we receive additional field promotional support provided under our co-promotion agreement with Otsuka America. Our own field sales representatives are positioned in major metropolitan areas across the U.S. and have an average of more than five years of pharmaceutical sales experience. Many of these representatives have prior experience with GI products, including PPIs. The efforts of our own field sales representatives are supplemented by the efforts of the inVentiv and Otsuka America representatives, who are also positioned across the U.S., in most cases jointly aligned with one of our own representatives.
     This combined team of field sales representatives is primarily focused on communicating the features and benefits of our Zegerid products to our targeted physicians, which include the products’ ability to offer both rapid and continued nighttime and daytime acid control. The field sales representatives each undergo a rigorous training program focused on our product offerings, disease background, competitive products and our sales techniques, as well as compliance with applicable laws. Our program includes significant field-based learning to provide a comprehensive understanding and perspective as to the upper GI market and the needs of both physicians and patients.
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
     We have entered into two co-promotion arrangements to further leverage our commercial capabilities. While our field sales representatives continue to promote our Zegerid products in the primary detail position, they also promote Naprelan Controlled Release Tablets, a once-daily naproxen sodium formulation for the relief of mild to moderate pain, to targeted primary care physicians and the Fleet Phospho-soda EZ-Prep Bowel Cleansing System, a system for bowel preparation prior to a medical procedure or examination, to targeted gastroenterologists.
Contract Sales Organization Agreement with inVentiv
     To support our sales and marketing efforts, we entered into a contract sales organization agreement with inVentiv in November 2006, under which inVentiv is committed to provide up to approximately 140 contract sales representatives, as well as additional management and administrative support. We are currently utilizing approximately 120 inVentiv representatives who are located throughout the U.S. and promote our Zegerid products in the primary detail position.
     In consideration for inVentiv’s services under the agreement, we pay to inVentiv a fixed monthly fee, subject to adjustment based on actual staffing levels. During the term of the agreement, a portion of inVentiv’s management fee will be subject to forfeiture and credited to us in the event inVentiv does not achieve specified performance targets, including targets related to the initial scale-up activities, turnover and vacancy rates and specified sales goals. In addition, under the agreement, we are obligated to reimburse inVentiv for approved pass-through costs, which are anticipated to primarily include bonus, meeting and travel costs, as well as other promotional costs.
     The initial term of the agreement expires on December 1, 2008. We have the right to extend the term of the agreement for up to two additional one year terms, subject to agreement on compensation terms with inVentiv. We may terminate the agreement at any time without paying a termination fee. Moreover, either party may terminate the agreement upon an uncured material breach by the other party or upon bankruptcy or insolvency of the other party. inVentiv may also terminate the agreement if we fail to make timely payments under the agreement.
Co-Promotion Agreement with Otsuka America
     Also to support our sales and marketing efforts, we entered into a co-promotion agreement with Otsuka America under which Otsuka America provides approximately 170 field sales representatives to co-promote Zegerid Capsules and Zegerid Powder for Oral Suspension to our targeted physicians in the primary detail position. We originally entered into the agreement in October 2004 and amended the terms of the agreement in January 2006.
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
     The agreement will terminate automatically on December 31, 2009, unless terminated sooner. Either party may terminate the agreement effective at any time, by providing at least 120 days prior written notice. Either party may also terminate the agreement if the other party fails to perform any material term of the agreement and fails to cure such breach, subject to prior written notice within a specified time period, or if the other party becomes insolvent, files or consents to the filing of a petition under any bankruptcy or insolvency law or has any such petition filed against it, and within a specified time period, such filing has not been stayed. We may also terminate the agreement under certain additional limited conditions, subject to prior written notice to Otsuka America within a specified time period.

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
     We currently rely on OSG Norwich Pharmaceuticals, Inc., or Norwich, as our only supplier of Zegerid Capsules, and we have entered into an agreement with Norwich that provides for the commercial supply of this product. The agreement provides for an initial four-year term, which expires in January 2010, and thereafter continues in force indefinitely unless terminated with 18 months written notice. We can also terminate the agreement, effective immediately, at any time if we decide to no longer market the product, in the event any governmental agency takes any action that prevents us from importing, exporting, purchasing or selling the product or in the event of certain regulatory proceedings involving the manufacturer. Either party may terminate the agreement if the other party fails to perform any material term of the agreement and fails to cure such breach within a specified time period, subject to prior written notice.
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
     We also currently rely on Union Quimico Farmaceutica, S.A., or Uquifa, as our exclusive supplier of the omeprazole active ingredient in each of our current products. Under our supply agreement with Uquifa, we must purchase all of our requirements of omeprazole from Uquifa. This agreement has an initial four-year term, which expired in September 2007, with automatic two-year renewal terms. We can terminate the agreement upon at least 12 months notice prior to the expiration of the initial term or any extension term. In addition, we can terminate this agreement with 30 days written notice in the event any governmental agency takes any action that prevents us from purchasing or selling either omeprazole or the finished product for a certain period of time. Either party may terminate the agreement if the other party fails to perform any material term of the agreement subject to prior written notice and an opportunity to cure.
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

     We sell our approved products to pharmaceutical wholesalers, who in turn seek to distribute the products to retail pharmacies, mail order pharmacies, hospitals and other institutional customers. We have retained third-party service providers to perform a variety of functions related to the distribution of our approved products, including logistics management, sample accountability, storage and transportation. We have also entered into channel services agreements with some wholesalers under which we receive certain distribution management services and data reporting from the wholesalers, in exchange for a fee. Sales to our three largest wholesalers in 2007, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, accounted for approximately 32%, 32% and 14%, respectively, of our annual revenues. The loss of any of these wholesalers as customers could materially and adversely affect our business, results of operations, financial condition and cash flows.
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
License Rights from the University of Missouri
     In January 2001, we entered into an exclusive, worldwide license agreement with the University of Missouri for patents and pending patent applications relating to specific formulations of PPIs with antacids and other buffering agents and methods of using these formulations. Currently, five U.S. patents have been issued and several U.S. patent applications are pending and are subject to this license. The five issued patents, U.S. Patent Nos. 5,840,737; 6,489,346; 6,645,988; 6,699,885; and 6,780,882, together generally cover pharmaceutical compositions combining PPIs with buffering agents, such as antacids, and methods of treating GI disorders by administering solid or liquid forms of such compositions, and expire in July 2016. In addition to the U.S. patent coverage, several international patents have been issued, including in Australia, Canada, India, Mexico, New Zealand, Russia, Singapore, South Africa and South Korea, as well as in countries within the European Patent Organization, and several international patent applications are pending, all of which are subject to the University of Missouri license agreement. The issued claims in these international patents vary between the different countries and include claims covering pharmaceutical compositions combining PPIs with buffering agents and the use of these compositions in the manufacture of drug products for the treatment of GI disorders.
     Pursuant to the terms of the license agreement, we paid the University of Missouri an upfront licensing fee of $1.0 million in 2001, a one-time $1.0 million milestone fee in 2003 following the filing of our first NDA and a one-

time $5.0 million milestone fee in July 2004 following the FDA’s approval of Zegerid Powder for Oral Suspension 20 mg. We are required to make additional milestone payments to the University of Missouri upon initial commercial sale in specified territories outside the U.S., which may total up to $3.5 million in the aggregate. We are also required to make milestone payments based on first-time achievement of significant sales thresholds, up to a maximum of $86.3 million, the first of which is a $2.5 million milestone payment upon initial achievement of $100.0 million in annual calendar year sales, which includes sales by us, GSK and Schering-Plough. We are also obligated to pay royalties on net sales of our products and any products commercialized by GSK under our license and distribution agreements and Schering-Plough under our OTC license agreement. Under the license agreement, we are permitted to sublicense our rights to third parties. We are obligated to make payments to the University of Missouri in connection with any sublicense, the nature of which depends on the specific sublicense structure. In addition, we are required to bear the costs of prosecuting and maintaining the licensed patents, but the University of Missouri remains responsible for prosecution of any applications. Under the license agreement, we are also required to carry occurrence-based liability insurance with policy limits of at least $5.0 million per occurrence and a $10.0 million annual aggregate.
     The license from the University of Missouri expires in each country when the last patent for licensed technology expires in that country and the last patent application for licensed technology in that country is abandoned, provided that our obligation to pay certain minimum royalties in countries in which there are no pending patent applications or existing patents terminates on a country-by-country basis on the 15th anniversary of our first commercial sale in such country. If we fail to meet certain diligence obligations following commercialization in specified countries, the University of Missouri can terminate our license or render it non-exclusive with respect to those countries. Our rights under this license are also generally subject to early termination under specified circumstances, including our material and uncured breach or our bankruptcy or insolvency. To date, we believe we have met all of our obligations under the license. We can terminate the license at any time, in whole or in part, with 60 days written notice.
     In September 2007, the United States Patent and Trademark Office, or PTO, issued an Ex Parte Reexamination Certificate for U.S. Patent No. 6,699,885, or the ‘885 patent, which formally concluded the pending reexamination proceeding relating to the ‘885 patent, and confirmed the patentability of the ‘885 patent, as amended during the proceeding, over the references cited in the proceeding. The ‘885 patent is one of the five currently issued U.S. patents providing coverage for our Zegerid family of products, which patents expire in July 2016 and are licensed to us under our license agreement with the University of Missouri. For a more detailed description of this proceeding, see Part I — Item 3 — Legal Proceedings.
     In December 2007, the University of Missouri filed an Application for Reissue of U.S. Patent No. 5,840,737, or the ‘737 patent, with the PTO. The ‘737 patent is one of five issued patents listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, for Zegerid Powder for Oral Suspension. The ‘737 patent is not one of the three patents listed in the Orange Book for Zegerid Capsules. It is not feasible to predict the impact that the reissue proceeding may have on the scope and validity of the ‘737 patent claims. If the claims of the ‘737 patent ultimately are narrowed substantially or invalidated by the PTO, the extent of the patent coverage afforded to our Zegerid family of products could be impaired, which could potentially harm our business and operating results.
     In August 2007, we received a notice from the European Patent Office, or EPO, that no third party oppositions were filed against EPO Patent Grant No. 1246622, relating to pharmaceutical compositions in the form of a non-enteric coated tablet and comprising proton pump inhibitors and one or more buffers. A notice of the publication of the grant of the EPO patent application was issued by the EPO in September 2006 and the period of opposition required under European patent law expired in June 2007. The European patent expires in January 2021 and is licensed to us under our license agreement with the University of Missouri.
     In August 2006, an Indian company filed a pre-grant opposition to a pending Indian patent application that is licensed to us under our license agreement with the University of Missouri. A hearing was conducted on October 1, 2007. If we, in coordination with the University of Missouri, do not successfully defend the patent application against the pre-grant opposition, we may not be able to obtain patent coverage for one or more of our Zegerid products in India.

Pending Patent Infringement Litigation Filed Against Par Pharmaceutical, Inc.
     In September 2007, we filed a lawsuit in the United States District Court for the District of Delaware against Par Pharmaceutical, Inc., or Par, for infringement of U.S. Patent Nos. 6,645,988; 6,489,346; and 6,699,885, each of which is listed in the Orange Book for Zegerid Capsules. In October 2007, we filed an amended complaint to reflect the PTO’s issuance of an Ex Parte Reexamination Certificate for U.S. Patent No. 6,699,885, or the ‘885 patent. In December 2007, we filed a second lawsuit in the United States District Court for the District of Delaware against Par for infringement of U.S. Patent Nos. 6,645,988; 6,489,346; 6,699,885; and 6,780,882, each of which is listed in the Orange Book, for Zegerid Powder for Oral Suspension. The University of Missouri, licensor of the patents, is a co-plaintiff in the litigation. The lawsuits are in response to Abbreviated New Drug Applications, or ANDAs, filed by Par with the FDA regarding Par’s intent to market generic versions of our Zegerid Capsules and Zegerid Powder for Oral Suspension products prior to the July 2016 expiration of the asserted patents. Each complaint seeks a judgment that Par has infringed the asserted patents and that the effective date of approval of Par’s ANDA shall not be earlier than the expiration date of the asserted patents. Par has filed answers in each case, primarily asserting non-infringement, invalidity and/or unenforceability. Par has also filed counterclaims seeking a declaration in its favor on those issues. In addition, Par is seeking a declaration that U.S. Patent No. 5,840,737, or the ‘737 patent, another patent listed in the Orange Book for Zegerid Powder for Oral Suspension, is not infringed, invalid and/or unenforceable. We have moved to dismiss, or in the alternative, stay these claims due to the pending reissue proceeding involving this patent. Discovery is expected to begin in the near future and a trial date has been scheduled in July 2009. Both lawsuits have been consolidated for all purposes.
     We commenced each of the lawsuits within the applicable 45 day period required to automatically stay, or bar, the FDA from approving Par’s ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. If the litigation is still ongoing after 30 months, the termination of the stay could result in the introduction of one or more generic products to Zegerid Capsules and/or Zegerid Powder for Oral Suspension prior to resolution of the litigation.
     Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the outcome of the litigation. Any adverse outcome in this litigation could result in one or more generic versions of Zegerid Capsules and/or Zegerid Powder for Oral Suspension being launched before the expiration of the listed patents in July 2016, which could adversely affect our ability to successfully execute our business strategy to maximize the value of Zegerid Capsules and Zegerid Powder for Oral Suspension and would likely negatively impact our financial condition and results of operations. An adverse outcome may also impact the patent protection for the products being commercialized pursuant to our strategic alliances with GSK and Schering-Plough, which in turn may impact the amount of, or our ability to receive, milestone payments and royalties under those agreements. In addition, even if we prevail, the litigation will be costly, time consuming and distracting to management, which could have a material adverse effect on our business.
Trademarks
     We have received U.S. and European Union, or EU, trademark registration for our corporate name, Santarus. We also have received trademark registration in the U.S., Canada and Japan and have applied for trademark registration in the EU for our brand name, Zegerid, and we have applied for trademark registration for various other names and logos. An opposition against our EU trademark application for our brand name, Zegerid, has recently concluded in our favor. Accordingly, the trademark should proceed to registration in the EU. Over time, we intend to maintain registrations on trademarks that remain valuable to our business.
Research and Development
     Our research and development expenses were $6.8 million in 2007, $7.6 million in 2006 and $11.3 million in 2005. Our research and development expenses have consisted primarily of costs associated with clinical trials of our products under development as well as clinical studies designed to further differentiate our products from those of our competitors or to obtain additional labeling indications, costs of developing and manufacturing our products under development, compensation and other expenses related to research and development personnel and facilities expenses.

     In the future, we may conduct additional clinical trials to further differentiate our Zegerid family of products, as well as conduct research and development related to any future products that we may in-license or otherwise acquire. We are unable to estimate with any certainty the research and development costs that we may incur in the future. We have also committed, in connection with the approval of our NDAs for Zegerid Powder for Oral Suspension, to evaluate the product in pediatric populations, including PK/PD and safety studies. Although we are currently focused primarily on advancing our Zegerid family of products, we anticipate that we will make determinations as to which development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific, clinical and commercial merits of each project.
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
     Our current efforts are primarily focused on the sales and marketing of our Zegerid products, and our competitors have addressed the market for our Zegerid products through the development and marketing of many products, including:
Prescription Products:
•	PPIs: AstraZeneca plc’s Prilosec® and Nexium®, TAP Pharmaceutical Products Inc.’s Prevacid®, Wyeth’s and Altana’s Protonix®, Johnson & Johnson’s and Eisai Co., Ltd.’s Aciphex®, and generic delayed-release omeprazole and pantoprazole, among others; and
•	Histamine-2 receptor antagonists: Merck & Co., Inc.’s Pepcid®, GlaxoSmithKline plc’s Zantac® and Tagamet® and Braintree Laboratories, Inc.’s Axid®, among others.
Over-the-Counter Products:
•	PPIs: The Procter & Gamble Company’s Prilosec OTC® and store brand delayed-release omeprazole product;
•	Histamine-2 receptor antagonists: Boehringer Ingelheim GmbH’s Zantac, GlaxoSmithKline plc’s Tagamet, and Johnson & Johnson’s and Merck & Co., Inc.’s Pepcid AC® and Pepcid Complete®, among others; and
•	Antacids: Johnson & Johnson’s and Merck and Co., Inc.’s Mylanta® and Rolaids®, Novartis AG’s Maalox® and GlaxoSmithKline plc’s Gaviscon® and Tums®, among others.
     In addition, various companies are developing new products, including new PPIs, motility agents, reversible acid inhibitors, cytoprotective compounds and products that act on the lower esophageal sphincter, or LES. We may be required to compete with these or other new products that may have greater efficacy, faster onset of action or other benefits relative to our products.
     Many of the currently marketed competitive products are available as generic products. For example, generic delayed-release omeprazole products in 10 mg and 20 mg dosage strengths and generic delayed-release pantoprazole products are currently available in the U.S. market, and we anticipate that additional generic delayed-release omeprazole products, including 40 mg dosage strengths, as well as other generic delayed-release PPIs, will enter the market. In addition, delayed-release omeprazole is available in a 20 mg dosage strength as a branded and store brand OTC product. We anticipate that other OTC delayed-release PPI products will also enter the market.

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
FDA Approval Process
     To obtain approval of a new product from the FDA, we must, among other requirements, submit data supporting safety and efficacy as well as detailed information on the manufacture, quality control and composition of the product and proposed labeling. The testing and collection of data and the preparation of necessary applications are expensive and time-consuming. The FDA may not act quickly or favorably in reviewing these applications, and we may encounter significant difficulties or costs in our efforts to obtain FDA approvals that could delay or preclude us from marketing our products.
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
     The applicant must submit to the FDA the results of the preclinical and clinical trials, together with, among other things, detailed information on the manufacture, quality control and composition of the product and proposed labeling, in the form of an NDA, including payment of a user fee. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the PDUFA policies adopted by the FDA, the FDA ordinarily has 10 months in which to complete its initial review of the NDA and respond to the applicant. The review process and the target response date under PDUFA may be extended if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission. Following completion of the FDA’s initial review of the NDA and the clinical and manufacturing procedures and facilities, the FDA will issue an action letter, which will either include an approval authorizing commercial marketing of the drug for certain indications or contain the conditions that must be met in order to secure final approval of the NDA. If the FDA’s evaluation of the NDA submission and the clinical and manufacturing procedures and facilities is not favorable, the FDA may refuse to approve the NDA.

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
     To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid is called a Paragraph IV certification. If the applicant does not challenge the listed patents, the Section 505(b)(2) application will not be approved until all the listed patents claiming the referenced product have expired. The Section 505(b)(2) application also will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired.
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
     Outside of the U.S., our ability or that of our partners to market our products will also depend on receiving marketing authorizations from the appropriate regulatory authorities. The foreign regulatory approval process includes all of the risks associated with the FDA approval described above. In addition, the requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country.
Employees
     As of January 31, 2008, we had 337 employees. A total of 41 employees were engaged in clinical research, regulatory, quality assurance, product development and manufacturing, and medical affairs, 272 were in sales, marketing, commercial operations and business development, and 24 were in administration and finance.

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
Item 1A. Risk Factors
     Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in addition to other information contained in this report as well as our other public filings with the Securities and Exchange Commission.
     In the near-term, the success of our business will depend on many factors, including:
•	whether we are able to increase market demand for, and sales of, our Zegerid® (omeprazole/sodium bicarbonate) Capsules and Powder for Oral Suspension prescription products, including our ability to:
•	achieve greater market acceptance of our products by our targeted primary care physicians and gastroenterologists;

•	maintain adequate levels of reimbursement coverage for our products from third-party payors; and

•	compete effectively within the gastrointestinal, or GI, and primary care fields, where many other products are well-established and successful and are marketed by competitors with significantly more experience and resources;
•	whether we are able to maintain patent protection for our products, including whether we are successful in the lawsuits we filed against Par Pharmaceutical, Inc., or Par, for infringement of patents covering our Zegerid Capsules and Zegerid Powder for Oral Suspension products; and
•	whether we will be able to further diversify our sources of revenue and product portfolio, including our ability to obtain additional financing to support the licensing or acquisition of new products.
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
Risks Related to Our Business and Industry
At this time, we are largely dependent on the commercial success of our Zegerid products and proton pump inhibitor, or PPI, technology, and we cannot be certain that we will be able to achieve commercial success with these products and technology.
     We have invested a significant portion of our time and financial resources in the development and commercialization of our Zegerid family of prescription products, which are currently being marketed in capsule and powder for oral suspension dosage forms. These products are proprietary immediate-release formulations of omeprazole, a PPI, and are intended to treat or reduce the risk of a variety of upper GI diseases and disorders, including gastroesophageal reflux disease, or GERD. We anticipate that in the near term our ability to generate revenues will depend on the commercial success of our currently marketed products, which in turn, will depend on several factors, including our ability to:
•	successfully increase market demand for, and sales of, Zegerid Capsules and Zegerid Powder for Oral Suspension, through our own sales force, our contract sales agreement with inVentiv Commercial Services, LLC, or inVentiv, our co-promotion arrangement with Otsuka America Pharmaceutical, Inc., or Otsuka America, and any other arrangements that we may later establish;

•	successfully maintain patent protection for our Zegerid family of products, including whether we are successful in the lawsuits we filed against Par for infringement of patents covering our Zegerid Capsules and Zegerid Powder for Oral Suspension products;

•	establish and maintain effective marketing programs and continue to build brand identity;

•	obtain greater acceptance of the products by physicians, patients and third-party payors and obtain and maintain distribution at the retail level;

•	establish and maintain agreements with wholesalers and distributors on commercially reasonable terms; and

•	maintain commercial manufacturing capabilities as necessary to meet commercial demand for the products, as well as maintain commercial manufacturing arrangements with third-party manufacturers.
     Our ability to generate revenue in the longer term will also depend on whether our strategic alliances with Glaxo Group Limited, an affiliate of GlaxoSmithKline, plc, or GSK, and Schering-Plough Healthcare Products, Inc., or Schering-Plough, will lead to the successful commercialization of additional omeprazole products using our patented PPI technology.
     We expect to incur significant costs as we continue to support the commercialization of Zegerid Capsules and Zegerid Powder for Oral Suspension. We have realized modest growth in sales of our Zegerid products to date relative to our expenses to date, including expenses associated with our commercial operations, and we may be unable to achieve greater market acceptance. For the year ended December 31, 2007, we recognized $79.4 million in Zegerid net product sales. In addition, as of December 31, 2007, we had an accumulated deficit of $304.0 million.
     We cannot be certain that our continued marketing of Zegerid Capsules and Zegerid Powder for Oral Suspension, including the efforts of inVentiv and Otsuka America, will result in increased demand for, and sales of, our products or that we will receive any milestone payments or sales-based royalties from our strategic alliances with GSK and Schering-Plough. The potential demand for our currently marketed prescription products may also be negatively impacted by the availability of any OTC products developed and marketed by Schering-Plough in the U.S. pursuant to our strategic alliance. If we fail to successfully commercialize our prescription products or GSK and Schering-Plough fail to successfully commercialize products using our patented PPI technology or are significantly delayed in doing so, we may be unable to generate sufficient revenues to sustain and grow our business and attain profitability, and our business, financial condition and results of operations will be materially adversely affected.
     In addition, even if our products continue to achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost-effective or otherwise render our products obsolete.
If we are unable to maintain adequate levels of reimbursement for our Zegerid products on reasonable pricing terms, their commercial success may be severely hindered.
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

     In many cases, insurers and other healthcare payment organizations encourage the use of less expensive alternative generic brands and OTC products through their prescription benefits coverage and reimbursement policies. The availability of generic prescription and OTC PPI products has created, and will continue to create, a competitive reimbursement environment for our prescription Zegerid branded products. Insurers and other healthcare payment organizations frequently make the generic or OTC alternatives more attractive to the patient by providing different amounts of reimbursement so that the net cost of the generic or OTC product to the patient is less than the net cost of a prescription branded product. Aggressive pricing policies by our generic or OTC product competitors and the prescription benefit policies of insurers could have a negative effect on our product revenues and profitability. Even though we are eligible to receive sales-based royalties on OTC products under our OTC license agreement with Schering-Plough, those potential revenues could be offset by the impact of lost sales of our prescription products to the extent the OTC products are preferred by customers over our current prescription products.
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
Our strategic partners, GSK and Schering-Plough, may not successfully commercialize products using our patented PPI technology.
     In November 2007, we entered into a license agreement and a distribution agreement granting exclusive rights to GSK under our patented PPI technology to commercialize prescription and OTC products in up to 114 specified countries within Africa, Asia, the Middle-East, and Central and South America, and to distribute and sell Zegerid brand prescription products in Puerto Rico and the U.S. Virgin Islands. In October 2006, we entered into an OTC license agreement with Schering-Plough, pursuant to which we granted exclusive rights under our patented PPI technology to develop, manufacture, market and sell omeprazole products for the OTC market in the U.S. and Canada. Under these agreements, we depend on the efforts of GSK and Schering-Plough, and we have limited control over their commercialization efforts. For example, GSK and Schering-Plough may not commercialize products as fast as we would like or as fast as the market may expect and may not generate the level of sales that we would like. Any failures by GSK or Schering-Plough could have a negative impact on physician and patient impressions of our prescription products in the U.S. Even if GSK’s and Schering-Plough’s efforts are successful, we will only receive specified milestone payments and royalties on net sales and may not enjoy the same financial rewards as we would have had we developed and launched the products ourselves. Furthermore, the availability of products developed by Schering-Plough using our patented PPI technology for the U.S. OTC market could lead to decreased demand for our prescription products in the U.S.
     We are also subject to risks associated with termination of our agreements with GSK and Schering-Plough. The GSK license and distribution agreements may be terminated by either party in the event of the other party’s uncured material breach or bankruptcy or insolvency. In addition, GSK may terminate the license and distribution agreements on six months prior written notice to us at any time. The Schering-Plough license agreement may be terminated by either party if the other party is in material breach of its material obligations under the agreement and has not cured the breach within 30 days notice, provided that the cure period for late payments is 15 days, and provided further that all alleged breaches are subject to dispute resolution provisions set forth in the agreement. In addition, Schering-Plough may terminate the agreement in its entirety on 180 days prior written notice to us at any time after submitting its first new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for a licensed product or if Schering-Plough does not receive marketing approval in the U.S. for a licensed product before a specified date.
     If GSK’s and Schering-Plough’s commercialization efforts are not successful, our ability to generate sufficient revenues to sustain and grow our business and attain profitability will be adversely affected.
The market for the GI pharmaceutical industry is intensely competitive and many of our competitors have significantly more resources and experience, which may limit our commercial opportunity.
     The pharmaceutical industry is intensely competitive, particularly in the GI field, where currently marketed products are well-established and successful. Many of our competitors are large, well-established companies in the pharmaceutical field. Our competitors include, among others, AstraZeneca plc, TAP Pharmaceutical Products Inc., Wyeth, Altana, Eisai Co., Ltd., Johnson & Johnson, Axcan Pharma Inc., Ferring Pharmaceuticals A/S, Merck & Co., Inc., Novartis AG, Salix Pharmaceuticals, Inc., Shire Pharmaceuticals Group plc and The Procter & Gamble Company, as well as several generic manufacturers. Many of these companies already offer products that target GERD and other GI diseases and disorders that we target. Given our relatively small size and the entry of our products into a market characterized by well-established drugs, we may not be able to compete effectively.
     In addition, many of our competitors, either alone or together with their collaborative partners, may have significantly greater experience in:
•	developing prescription and OTC drugs;

•	undertaking preclinical testing and human clinical trials;

•	formulating and manufacturing drugs;

•	obtaining FDA and other regulatory approvals of drugs; and

•	launching, marketing, distributing and selling drugs.
     As a result, they may have a greater ability to undertake more extensive research and development, manufacturing, marketing and other programs. Many of these companies may succeed in developing products earlier than we do, completing the regulatory process and showing safety and efficacy of products more rapidly than we do or developing products that are more effective than our products. Additionally, many of our competitors have greater resources to conduct clinical studies differentiating their products, as compared to our limited resources. Further, the products they develop may be based on new and different technology and may exhibit benefits relative to our products.
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
Our Zegerid products compete with many other drug products focused on upper GI diseases and disorders, which could put downward pressure on pricing and market share and limit our ability to generate revenues.
     Our Zegerid products compete with many prescription and OTC products, including:
Prescription Products:
•	PPIs: AstraZeneca plc’s Prilosec® and Nexium®, TAP Pharmaceutical Products Inc.’s Prevacid®, Wyeth’s and Altana’s Protonix®, Johnson & Johnson’s and Eisai Co., Ltd.’s Aciphex®, and generic delayed-release omeprazole and pantoprazole, among others; and

•	Histamine-2 receptor antagonists: Merck & Co., Inc.’s Pepcid®, GlaxoSmithKline plc’s Zantac® and Tagamet® and Braintree Laboratories, Inc.’s Axid®, among others.
Over-the-Counter Products:
•	PPIs: The Procter & Gamble Company’s Prilosec OTC® and store brand delayed-release omeprazole OTC products;

•	Histamine-2 receptor antagonists: Boehringer Ingelheim GmbH’s Zantac, GlaxoSmithKline plc’s Tagamet, and Johnson & Johnson’s and Merck & Co., Inc.’s Pepcid AC® and Pepcid Complete®, among others; and

•	Antacids: Johnson & Johnson’s and Merck and Co., Inc.’s Mylanta® and Rolaids®, Novartis AG’s Maalox® and GlaxoSmithKline plc’s Gaviscon® and Tums®, among others.
     In addition, various companies are developing new products, including motility agents, reversible acid inhibitors, cytoprotective compounds, new PPIs and products that act on the lower esophageal sphincter, or LES. We may be required to compete with these or other new products that have greater efficacy or other benefits relative to our products.
     Many of the currently marketed competitive products are available as generic products. For example, generic delayed-release omeprazole products in 10 mg and 20 mg dosage strengths and generic delayed-release pantoprazole products are currently available in the U.S. market, and we anticipate that additional generic delayed-release omeprazole products, including 40 mg dosage strengths, as well as other generic delayed-release PPIs, will enter the market. In addition, delayed-release omeprazole is available in a 20 mg dosage strength as a branded and store brand OTC product. We anticipate that other OTC PPI products will also enter the market. The existence of generic and OTC delayed-release PPI products could make it more difficult for branded prescription PPI products, including our Zegerid products, to gain or maintain market share and could cause prices for PPIs to drop, each of which could adversely affect our business. Moreover, the current availability of generic and OTC delayed-release omeprazole products may have an additional impact on demand and pricing for our immediate-release products because our products also utilize omeprazole as an active ingredient.
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
The promotional efforts of inVentiv, under our contract sales organization agreement, and Otsuka America, under our co-promotion agreement, may not be successful in increasing market demand for, and sales of, our Zegerid prescription products.
     To support the promotion of our Zegerid prescription products, we have entered into a contract sales organization agreement with inVentiv and a co-promotion agreement with Otsuka America. Under our agreement with inVentiv, inVentiv is committed to provide up to approximately 140 fully-dedicated contract sales representatives to promote our Zegerid products in the U.S. Our agreement with inVentiv causes us to incur significant costs, and we cannot be sure that the efforts of the contract sales force will be successful.
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
     Any revenues we receive from sales of our products generated by the contract sales force, Otsuka America or any other third parties will depend upon the efforts of those other parties, which in many instances will not be within our control. If we are unable to maintain our agreements with inVentiv and Otsuka America or to effectively establish alternative arrangements to market our products more broadly than we can through our internal sales force, our business could be adversely affected. In addition, despite our arrangements with inVentiv and Otsuka America to expand efforts to promote our products, we still will not be able to cover all of the PPI prescribing physicians at the same level of reach and frequency as our competitors with branded PPI products.
We depend on a limited number of wholesaler customers for retail distribution of our products, and if we lose any of our significant wholesaler customers, our business could be harmed.
     Our wholesaler customers include some of the nation’s leading wholesale pharmaceutical distributors, such as Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, and major drug chains. Sales to Cardinal, McKesson and AmerisourceBergen accounted for approximately 32%, 32% and 14%, respectively, of our annual revenues during 2007. The loss of any of these wholesaler customers’ accounts or a material reduction in their purchases could harm our business, financial condition or results of operations. In addition, we may face pricing pressure from our wholesaler customers.
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
     We rely on Norwich Pharmaceuticals, Inc., located in New York, as the current sole third-party manufacturer of Zegerid Capsules. In addition, we rely on a single third-party manufacturer located outside of the U.S., Patheon Inc., for the supply of Zegerid Powder for Oral Suspension, and we are obligated under our supply agreement to purchase a significant portion of our requirements of this product from Patheon. We also currently rely on a single third-party supplier located outside of the U.S., Union Quimico Farmaceutica, S.A., or Uquifa, for the supply of omeprazole, which is an active pharmaceutical ingredient in each of our current Zegerid products. We are obligated under our supply agreement with Uquifa to purchase all of our requirements of omeprazole from this supplier. We also currently have two approved suppliers for sodium bicarbonate, which is a component in our marketed powder for oral suspension and capsule products, and we rely on our third-party manufacturers to purchase the sodium bicarbonate. Additionally, we rely on single suppliers for certain excipients in our powder for oral suspension and capsule products. Any significant problem that our sole source manufacturers or suppliers experience could result in a delay or interruption in the supply to us until the manufacturer or supplier cures the problem or until we locate an alternative source of supply. In addition, because our sole source manufacturers and suppliers provide services to a number of other pharmaceutical companies, they may experience capacity constraints or choose to prioritize one or more of their other customers over us. In addition, to the extent GSK or Schering-Plough utilizes our suppliers, capacity at our suppliers may become further constrained.
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
Our resources have been primarily focused on commercializing our Zegerid products, and we may be unable to expand our product portfolio or integrate new products successfully.
     Our resources have been primarily focused on commercializing our Zegerid family of products. Our success will depend in part on our ability to diversify our product portfolio and further leverage our commercial capabilities through co-promotion, in-licensing or acquisition of additional marketed or late stage proprietary products. We may not be able to identify appropriate licensing or acquisition opportunities to expand and diversify our pipeline of products. Even if we identify an appropriate product, competition for it may be intense. We may not be able to successfully negotiate the terms of a license or acquisition agreement on commercially acceptable terms. The negotiation of agreements to obtain rights to additional products or to acquire companies or their products or product lines could divert our management’s time and resources from other elements of our existing business. Moreover, we may be unable to finance the licensing or acquisition of a new product or an acquisition target. If we issue shares of our common stock or other securities in one or more significant acquisitions, our stockholders could suffer significant dilution of their ownership interests. We might also incur debt or experience a decrease in cash available for our operations, or incur contingent liabilities and amortization expenses relating to identifiable intangible assets, in connection with any future acquisitions.
We may not generate adequate revenues under our co-promotion agreements for Naprelan® Controlled Release Tablets and the Fleet® Phospho-soda® EZ-Prep™ Bowel Cleansing System to justify our level of promotional effort and expense under the agreements.
     In June 2007, we entered into a co-promotion agreement with Victory Pharma, Inc., or Victory, pursuant to which we agreed to co-promote Naprelan Controlled Release Tablets to our targeted primary care physicians in the U.S. Under the terms of the co-promotion agreement, we will receive a co-promotion fee equal to slightly more than half of the net sales value of the prescriptions generated by our target physicians, offset by an initial credit in recognition of existing sales.
     In August 2007, we entered into a co-promotion agreement with C.B. Fleet Company Incorporated, or Fleet, pursuant to which we agreed to co-promote the Fleet Phospho-soda EZ-Prep Bowel Cleansing System to our targeted gastroenterologists in the U.S. Under the terms of the co-promotion agreement, Fleet will pay us to promote the product based on a set fee per sales call, subject to a minimum and maximum number of sales calls. We will also have the opportunity to earn bonus payments if unit sales exceed predetermined baselines.
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
     Our successful co-promotion of the Naprelan products is also dependent on the strength of the intellectual property surrounding the Naprelan products and the level of competition from other products, including a generic formulation of Naprelan, which is currently commercially available in a 500 mg dosage strength and is the subject of pending patent infringement litigation initiated by Elan Corporation, plc and/or its affiliates, as the patent holder for the Naprelan products.
     Our ability to successfully co-promote the Fleet product is also dependent on the FDA’s continued determination that the Fleet product is safe for its intended use. A recently filed citizen’s petition requests that the FDA withdraw oral sodium phosphate products for bowel cleansing from commercial marketing or reclassify them as prescription medications. Although the FDA has previously declined to act upon similar petitions filed in the past, we cannot be certain about how the FDA may act in the future.
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

Our reporting and payment obligations under the Medicaid rebate program and other governmental purchasing and rebate programs are complex and may involve subjective decisions, and any failure to comply with those obligations could subject us to penalties and sanctions, which in turn could have a material adverse effect on our business and financial condition.
     The regulations regarding reporting and payment obligations with respect to Medicaid reimbursement and rebates and other governmental programs are complex. Our calculations and methodologies are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could result in material changes. In addition, because our processes for these calculations and the judgments involved in making these calculations involve subjective decisions and complex methodologies, these calculations are subject to the risk of errors. Any failure to comply with the government reporting and payment obligations could result in civil and/or criminal sanctions.
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
     There have been a number of legislative and regulatory proposals aimed at changing the healthcare system and pharmaceutical industry, including reductions in the cost of prescription products, changes in the levels at which consumers and healthcare providers are reimbursed for purchases of pharmaceutical products, proposals concerning reimportation of pharmaceutical products and proposals concerning safety matters. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 provides a new Medicare prescription drug benefit, which became effective in January 2006, and mandates other reforms. Although we cannot predict the full effect on our business of the implementation of this new legislation, to date the new benefit, which is managed by private health insurers, pharmacy benefit managers and other managed care organizations, has resulted in additional growth in the market for generic products and it may further exacerbate industry-wide pressure to reduce the prices charged for both generic and branded PPI products. This could harm our ability to market our products and generate revenues. It is also possible that other proposals will be adopted, particularly in view of the upcoming presidential election in 2008 and the potential agenda of any new administration. As a result of the new Medicare prescription drug benefit or any other proposals, we may determine to change our current manner of operation, provide additional benefits or change our contract arrangements, any of which could harm our ability to operate our business efficiently, obtain collaborators and raise capital. We are also subject to additional price reporting obligations under the Deficit Reduction Act of 2005, which became effective on January 1, 2007. Complying with these additional reporting obligations increases our administrative burden.
     In an attempt to protect against counterfeit drugs, California has enacted legislation that requires development of an electronic pedigree to track and trace each prescription drug at the saleable unit level through the distribution system. California’s electronic pedigree requirement is scheduled to take effect in January 2009, but the effective date may be extended by the California Board of Pharmacy until January 2011. Compliance with the California electronic pedigree requirement will likely require an increase in our operational expenses, and we may not be able to comply with the requirement at the time it becomes effective, particularly if the California Board of Pharmacy does not extend the effective date of the legislation beyond January 2009. In addition, we may be obligated to comply with additional pedigree requirements enacted by other states in the future.
We face a risk of product liability claims and may not be able to obtain adequate insurance.
     Our business exposes us to potential liability risks that may arise from the clinical testing of our products and the manufacture and sale of our Zegerid products and any other products we co-promote or otherwise commercialize. These risks exist even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA. For example, although we have not been named as a party, a significant number of product liability actions have been brought against Fleet relating to Fleet’s phospho-soda products, including at least one action involving the Fleet product that we co-promote. Any product liability claim or series of claims brought against us could significantly harm our business by, among other things, reducing demand for our products, injuring our reputation and creating significant adverse media attention and costly litigation. Plaintiffs have received substantial damage awards in some jurisdictions against pharmaceutical companies based upon claims for injuries allegedly caused by the use of their products. Any judgment against us that is in excess of our insurance policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Although we have product and clinical trials liability insurance with a coverage limit of $15.0 million, this coverage may prove to be inadequate. Furthermore, we cannot be certain that our current insurance coverage will continue to be available for our commercial or clinical trial activities on reasonable terms, if at all. Further, we may not have sufficient capital resources to pay a judgment, in which case our creditors could levy against our assets, including our intellectual property.
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
     We are a small company and, as of January 31, 2008, had 337 employees. Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical, manufacturing, product development, business development and sales and marketing personnel. We, as well as inVentiv, our contract sales provider, may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results.
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
Risks Related to Our Intellectual Property
The protection of our intellectual property rights is critical to our success and any failure on our part to adequately maintain such rights would materially affect our business.
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
     We may not be successful in securing or maintaining proprietary or patent protection for our products, and protection that we have and do secure may be challenged and possibly lost. Our competitors may develop products similar to ours using methods and technologies that are beyond the scope of our intellectual property rights. Other drug companies may challenge the scope, validity and enforceability of our patent claims and may be able to develop generic versions of our products if we are unable to maintain our proprietary rights. For example, although we believe that we have valid patent protection in the U.S. for our Zegerid products until at least 2016, depending on the outcome of our patent infringement suits against Par, described below, a generic version of Zegerid could be launched prior to the expiration of our patents. It is also possible that other generic drug makers will attempt to introduce generic versions of our Zegerid products prior to the expiration of our patents. We also may not be able to protect our intellectual property rights against third-party infringement, which may be difficult to detect.
     To date, five U.S. patents have been issued relating to technology we license from the University of Missouri and several U.S. patent applications are pending. In addition to the U.S. patent coverage, several international patents have been issued, including in Australia, Canada, India, Mexico, New Zealand, Russia, Singapore, South Africa, and South Korea, as well as in countries within the European Patent Organization, and several international patent applications are pending, all of which are subject to the University of Missouri license agreement. The patents related specifically to our Zegerid products are and will be method and/or formulation patents and will not protect the use of the active pharmaceutical ingredients outside of the formulations covered by the patents and patent applications licensed to or owned by us. The issued claims in the international patents vary between the different countries and include claims covering pharmaceutical compositions combining PPIs with buffering agents and the use of these compositions in the manufacture of drug products for the treatment of GI disorders. The initial U.S. patent from the University of Missouri does not have corresponding international or foreign counterpart applications and there can be no assurance that we will be able to obtain foreign patent rights to protect each of our products in all foreign countries of interest. We consult with the University of Missouri in its pursuit of the patent applications that we have licensed, but the University of Missouri remains primarily responsible for prosecution of the applications. We cannot control the amount or timing of resources that the University of Missouri devotes on our behalf. It may not assign as great a priority to prosecution of patent applications relating to technology we license as we would if we were undertaking such prosecution ourselves. As a result of this lack of control and general uncertainties in the patent prosecution process, we cannot be sure that any additional patents will ever be issued. Issued patents generally require the payment of maintenance or similar fees to continue their validity. We rely on the University of Missouri to do this, subject to our obligation to provide reimbursement, and the University’s failure to do so could result in the forfeiture of patents not maintained.

     In September 2007, the U.S. Patent and Trademark Office, or PTO, issued an Ex Parte Reexamination Certificate for U.S. Patent No. 6,699,885, or the ‘885 patent, which formally concluded the pending reexamination proceeding relating to the ‘885 patent, and confirmed the patentability of the ‘885 patent, as amended during the proceeding, over the references cited in the proceeding. The ‘885 patent is one of the five currently issued U.S. patents providing coverage for our Zegerid family of products, which are licensed to us under our license agreement with the University of Missouri. For a more detailed description of this proceeding, see Part I — Item 3 — Legal Proceedings.
     In December 2007, the University of Missouri filed an Application for Reissue of U.S. Patent No. 5,840,737, or the ‘737 patent, with the PTO. The ‘737 patent is one of five issued patents listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, for Zegerid Powder for Oral Suspension. The ‘737 patent is not one of the three patents listed in the Orange Book for Zegerid Capsules. It is not feasible to predict the impact that the reissue proceeding may have on the scope and validity of the ‘737 patent claims. If the claims of the ‘737 patent ultimately are narrowed substantially or invalidated by the PTO, the extent of the patent coverage afforded to our Zegerid family of products could be impaired, which could potentially harm our business and operating results.
     In August 2006, an Indian company filed a pre-grant opposition to a pending Indian patent application that is licensed to us under our license agreement with the University of Missouri. A hearing was conducted in October 2007. If we, in connection with the University of Missouri, do not successfully defend the patent application against the pre-grant opposition, we may not be able to obtain patent coverage for one or more of our Zegerid products in India.
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
     Trademarks. Our trademarks are important to our success and competitive position. We have received U.S. and European Union, or EU, trademark registration for our corporate name, Santarus®. We also have received trademark registration in the U.S., Canada and Japan and have applied for trademark registration in the EU for our brand name, Zegerid®, and have applied for trademark registration for various other names and logos. An opposition against our EU trademark application for our brand name, Zegerid, has recently concluded in our favor. Accordingly, the trademark should proceed to registration in the EU. Any objections we receive from the PTO, foreign trademark authorities or third parties relating to our pending applications could require us to incur significant expense in defending the objections or establishing alternative names. There is no guarantee we will be able to secure any of our pending trademark applications with the PTO or comparable foreign authorities.
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
Par’s Paragraph IV certifications under the Hatch-Waxman Act related to Zegerid Capsules and Zegerid Powder for Oral Suspension and the related patent infringement litigation could adversely affect our financial condition and results of operations as it could result in the introduction of generic products prior to the expiration of the patents for Zegerid Capsules and Zegerid Powder for Oral Suspension, as well as in significant legal expenses and diversion of management time.

     In September 2007, we filed a lawsuit in the United States District Court for the District of Delaware against Par for infringement of U.S. Patent Nos. 6,645,988; 6,489,346; and 6,699,885, each of which is listed in the Orange Book for Zegerid Capsules. In October 2007, we filed an amended complaint to reflect the PTO’s issuance of an Ex Parte Reexamination Certificate for U.S. Patent No. 6,699,885. In December 2007, we filed a second lawsuit in the United States District Court for the District of Delaware against Par for infringement of U.S. Patent Nos. 6,645,988; 6,489,346; 6,699,885; and 6,780,882, each of which is listed in the Orange Book, for Zegerid Powder for Oral Suspension. The University of Missouri, licensor of the patents, is a co-plaintiff in the litigation. The lawsuits are in response to Abbreviated New Drug Applications, or ANDAs, filed by Par with the FDA regarding Par’s intent to market generic versions of our Zegerid Capsules and Zegerid Powder for Oral Suspension products prior to the July 2016 expiration of the asserted patents. Each complaint seeks a judgment that Par has infringed the asserted patents and that the effective date of approval of Par’s ANDA shall not be earlier than the expiration date of the asserted patents. Par has filed answers in each case, primarily asserting non-infringement, invalidity and/or unenforceability. Par has also filed counterclaims seeking a declaration in its favor on those issues. In addition, Par is seeking a declaration that U.S. Patent No. 5,840,737, or the ‘737 patent, another patent listed in the Orange Book for Zegerid Powder for Oral Suspension, is not infringed, invalid and/or unenforceable. We have moved to dismiss, or in the alternative, stay these claims due to the pending reissue proceeding involving this patent. Discovery is expected to begin in the near future and a trial date has been scheduled in July 2009. Both lawsuits have been consolidated for all purposes.
     We commenced each of the lawsuits within the applicable 45 day period required to automatically stay, or bar, the FDA from approving Par’s ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. If the litigation is still ongoing after 30 months, the termination of the stay could result in the introduction of one or more generic products to Zegerid Capsules and/or Zegerid Powder for Oral Suspension prior to resolution of the litigation.
     Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the outcome of the litigation. Any adverse outcome in this litigation could result in one or more generic versions of Zegerid Capsules and/or Zegerid Powder for Oral Suspension being launched before the expiration of the listed patents in July 2016, which could adversely affect our ability to successfully execute our business strategy to maximize the value of Zegerid Capsules and Zegerid Powder for Oral Suspension and would likely negatively impact our financial condition and results of operations. An adverse outcome may also impact the patent protection for the products being commercialized pursuant to our strategic alliances with GSK and Schering-Plough, which in turn may impact the amount of, or our ability to receive, milestone payments and royalties under those agreements. In addition, even if we prevail, the litigation will be costly, time consuming and distracting to management, which could have a material adverse effect on our business.
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
     The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve profitability. We have been engaged in developing and commercializing drugs and have consistently generated operating losses since our inception in December 1996. Our commercial activities and continued product development and clinical activities will require significant expenditures. For the year ended December 31, 2007, we recognized $79.4 million in net sales of our Zegerid products, and, as of December 31, 2007, we had an accumulated deficit of $304.0 million. We expect to incur additional operating losses and capital expenditures as we support the continued marketing of our Zegerid products and any other products we commercialize, and continue our product development and clinical research programs.
To the extent we need to raise additional funds in connection with the licensing or acquisition of new products or to continue our operations, we may be unable to raise capital when needed.
     We believe that our current cash, cash equivalents and short-term investments, will be sufficient to fund our current operations for at least the next 12 months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed earlier than we expect. Although we do not believe that we will need to raise additional funds to finance our current operations over the next 12 months, we may pursue raising additional funds in connection with licensing or acquisition of new products. Sources of additional funds may include funds generated through strategic collaboration or licensing agreements, or through equity, debt and/or royalty financing.
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
     In February 2006, we entered into a CEFF with Kingsbridge, which may entitle us to sell and obligate Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. We filed a resale shelf registration statement on Form S-3 with the Securities and Exchange Commission to facilitate Kingsbridge’s public resale of shares of our common stock which it may acquire from us from time to time in connection with our draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that we issued to Kingsbridge in connection with the CEFF. The resale shelf registration statement was declared effective in February 2006. In 2006, we completed four draw downs under the CEFF and have issued a total of 5,401,787 shares in exchange for aggregate gross proceeds of $36.5 million. We did not initiate any draw downs under the CEFF during 2007. Accordingly, the remaining commitment of Kingsbridge under the CEFF for the potential purchase of our common stock is equal to the lesser of $38.5 million in cash consideration or 3,451,378 shares (which shares would be priced at a discount ranging from 6% to 10% of the average market price during any future draw down), subject to certain conditions and restrictions.
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
     In July 2006, we entered into our loan agreement with Comerica, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $20.0 million. As of March 3, 2008, the date of this report, we have not borrowed any amounts under the loan agreement. Our ability to borrow amounts under the loan agreement depends upon a number of conditions and restrictions, and we cannot be certain that we will satisfy all borrowing conditions at a time when we desire to borrow amounts under the loan agreement. For example, we have made comprehensive representations and warranties to Comerica as our lender, and all of these representations and warranties generally must be true and correct at the time of any proposed borrowing. Furthermore, we are subject to a number of affirmative and negative covenants, each of which must be satisfied at the time of any proposed borrowing. If we have not satisfied these various conditions, or an event of default otherwise has occurred, we may be unable to borrow amounts under the loan agreement, and may be required to repay any amounts previously borrowed.

     We cannot be certain that our existing cash and marketable securities resources will be adequate to sustain our current operations. To the extent we require additional funding, we cannot be certain that such funding will be available to us on acceptable terms, or at all. If adequate funds are not available on terms acceptable to us at that time, our ability to continue our current operations or pursue new product opportunities would be significantly limited.
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
     Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the commercial success of, and demand for, our Zegerid products, as well as any other products we market are uncertain and therefore our sales prospects are uncertain. The level of our revenues, if any, and results of operations at any given time will be based primarily on the following factors:
•	commercial success of Zegerid Capsules and Zegerid Powder for Oral Suspension and any products which may be commercialized by GSK or Schering-Plough pursuant to our strategic alliances;

•	the outcome of, or other developments related to, our patent infringement suits against Par involving Zegerid Capsules and Zegerid Powder for Oral Suspension;

•	interruption in the manufacturing or distribution of our products;

•	our ability to generate revenues under our co-promotion agreements with Victory and Fleet;

•	our ability to obtain regulatory approval for any future products we develop;

•	results of our clinical trials and safety and efficacy of our products;

•	timing of new product offerings, acquisitions, licenses or other significant events by us, GSK, Schering-Plough or our competitors;

•	legislative changes affecting the products we may offer or those of our competitors; and

•	the effect of competing technological and market developments.
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
     The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. In 2006, we completed four draw downs under the CEFF and issued a total of 5,401,787 shares in exchange for aggregate gross proceeds of $36.5 million. We did not initiate any draw downs under the CEFF during 2007.
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
     Under our loan agreement with Comerica, we may incur a significant amount of indebtedness. Such indebtedness could have important consequences. For example, it could:
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

Covenants in our loan agreement with Comerica may limit our ability to operate our business.
     Under our loan agreement with Comerica, we are subject to certain affirmative and negative covenants, including limitations on our ability: to convey, sell, lease, license, transfer or otherwise dispose of assets; to create, incur, assume, guarantee or be liable with respect to certain indebtedness; to grant liens; to pay dividends and make certain other restricted payments; and to make investments. In addition, under the loan agreement we are required to maintain a balance of cash with Comerica in an amount of not less than $4.0 million and to maintain any other cash balances with either Comerica or another financial institution covered by a control agreement for the benefit of Comerica. We are also subject to certain financial covenants with respect to a minimum liquidity ratio and, when the outstanding loan balances exceed $15.0 million, minimum EBITDA requirements.
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
     The interest rates applicable to any amounts we borrow under our loan agreement with Comerica will be indexed, at our election, to either Comerica’s prime rate or the LIBOR rate. If we elect Comerica’s prime rate for all or any portion of our borrowings, the interest rate will be variable. An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate debt, if any. If prevailing interest rates or other factors result in higher interest rates on any debt we incur under the loan agreement, the increased interest expense could adversely affect our cash flow and our ability to service our debt. If we elect the LIBOR rate for all or any portion of our borrowings, such LIBOR rate will remain fixed only for a specified, limited period of time after the date of our election, after which we will be required to repay the borrowed amount, or elect a new interest rate indexed to either Comerica’s prime rate or the LIBOR rate. The new rate may be higher than the earlier interest rate applicable under the loan agreement. We cannot be certain that we will have sufficient cash flow from our operating activities or other resources to service our future debt obligations, if any, particularly in an environment of rising interest rates.
Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.
     Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of December 31, 2007, our short-term investments included $4.3 million of high-grade (AAA rated) auction rate securities issued by state municipalities. Our auction rate securities are debt instruments with a long-term maturity and an interest rate that is reset in short-term intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. Although to date, we have not recorded any realized gains or losses on our investment portfolio or recognized any significant unrealized gains or losses on investments, when auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.

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
Changes in, or interpretations of, accounting rules and regulations could result in unfavorable accounting charges or require us to change our compensation policies.
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
     The market prices for securities of specialty pharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. For example, during the year ended December 31, 2007, the trading prices for our common stock ranged from a high of $8.15 to a low of $1.90, and on February 15, 2008, the closing trading price for our common stock was $2.02. In addition, we have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Furthermore, our loan agreement with Comerica prohibits us from paying dividends. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment.
     The trading price of our common stock may continue to fluctuate substantially as a result of one or more of the following factors:
•	announcements concerning our commercial progress and activities, including sales trends, or concerning our product development programs, results of our clinical trials or status of our regulatory submissions;

•	developments in our pending patent infringement suits against Par involving Zegerid Capsules and Zegerid Powder for Oral Suspension;

•	the publication of prescription trend data concerning our products or competitive products;

•	regulatory developments and related announcements in the U.S., including announcements by the FDA, and foreign countries;

•	other disputes or developments concerning proprietary rights, including patents and trade secrets, litigation matters, and our ability to patent or otherwise protect our products and technologies;

•	conditions or trends in the pharmaceutical and biotechnology industries;

•	fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	changes in, or our failure to meet or exceed, investors’ and securities analysts’ expectations;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	actual or anticipated fluctuations in our or our competitors’ quarterly or annual operating results;

•	sales of large blocks of our common stock, including sales by Kingsbridge under the CEFF, our executive officers, directors or institutional investors;

•	announcements concerning borrowings under the loan agreement, draw downs under the CEFF, takedowns under our existing universal shelf registration statement or other developments relating to the loan agreement, CEFF, universal shelf registration statement or our other financing activities;

•	our entering into licenses, strategic partnerships and similar arrangements, or the termination of such arrangements;

•	acquisition of products or businesses by us or our competitors;

•	announcements made by, or events affecting, our strategic partners, our co-promotion partners, our contract sales force provider, our suppliers or other third parties that provide services to us;

•	litigation and government inquiries; or

•	economic and political factors, including wars, terrorism and political unrest.
Our stock price could decline and our stockholders may suffer dilution in connection with future issuances of equity or debt securities.
     We believe that our current cash, cash equivalents and short-term investments, will be sufficient to fund our current operations for at least the next 12 months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed earlier than we expect. Although we do not believe that we will need to raise additional funds to finance our current operations over the next 12 months, we may pursue raising additional funds in connection with licensing or acquisition of new products. Sources of additional funds may include funds generated through strategic collaboration or licensing agreements, or through equity, debt and/or royalty financing. To the extent we conduct substantial future offerings of equity or debt securities, such offerings could cause our stock price to decline. For example, we may issue additional shares of our common stock under our CEFF with Kingsbridge, we may issue securities under our existing universal shelf registration statement, or we may pursue alternative financing arrangements.
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
     A concentrated number of stockholders hold significant blocks of our outstanding common stock. Sales by our current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Similarly, sales by Kingsbridge of any shares that we may sell to it under the CEFF from time to time or upon the exercise of the warrant to purchase 365,000 shares of common stock that we issued to Kingsbridge in connection with the CEFF, or the expectation that sales may occur, could significantly reduce the market price of our common stock. In addition, the holders of a substantial number of shares of common stock may have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders. Moreover, certain of our executive officers have established programmed selling plans under Rule 10b5-1 of the Securities Exchange Act from time to time for the purpose of effecting sales of common stock, and other employees and affiliates, including our directors and executive officers, may choose to establish similar plans in the future. If any of our stockholders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital.
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
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     Our primary office facility consists of approximately 24,000 square feet in San Diego, California. We lease our primary office facility pursuant to a lease agreement that expires in March 2008. We recently entered into a sublease for approximately 24,500 square feet in San Diego, California, which will be our new primary office facility. We plan to begin occupying this facility in March 2008, and the sublease expires in February 2013.
Item 3. Legal Proceedings
     In September 2007, we filed a lawsuit in the United States District Court for the District of Delaware against Par Pharmaceutical, Inc., or Par, for infringement of U.S. Patent Nos. 6,645,988; 6,489,346; and 6,699,885, each of which is listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, for Zegerid Capsules. In October 2007, we filed an amended complaint to reflect the U.S. Patent and Trademark Office’s, or PTO’s, issuance of an Ex Parte Reexamination Certificate for U.S. Patent No. 6,699,885, or the ‘885 patent, as further described below. In December 2007, we filed a second lawsuit in the United States District Court for the District of Delaware against Par for infringement of U.S. Patent Nos. 6,645,988; 6,489,346; 6,699,885; and

6,780,882, each of which is listed in the Orange Book, for Zegerid Powder for Oral Suspension. The University of Missouri, licensor of the patents, is a co-plaintiff in the litigation. The lawsuits are in response to Abbreviated New Drug Applications, or ANDAs, filed by Par with the FDA regarding Par’s intent to market generic versions of our Zegerid Capsules and Zegerid Powder for Oral Suspension products prior to the July 2016 expiration of the asserted patents. Each complaint seeks a judgment that Par has infringed the asserted patents and that the effective date of approval of Par’s ANDA shall not be earlier than the expiration date of the asserted patents. Par has filed answers in each case, primarily asserting non-infringement, invalidity and/or unenforceability. Par has also filed counterclaims seeking a declaration in its favor on those issues. In addition, Par is seeking a declaration that U.S. Patent No. 5,840,737, or the ‘737 patent, another patent listed in the Orange Book for Zegerid Powder for Oral Suspension, is not infringed, invalid and/or unenforceable. We have moved to dismiss, or in the alternative, stay these claims due to the pending reissue proceeding involving this patent. Discovery is expected to begin in the near future and a trial date has been scheduled in July 2009. Both lawsuits have been consolidated for all purposes.
     We commenced each of the lawsuits within the applicable 45 day period required to automatically stay, or bar, the FDA from approving Par’s ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. If the litigation is still ongoing after 30 months, the termination of the stay could result in the introduction of one or more generic products to Zegerid Capsules and/or Zegerid Powder for Oral Suspension prior to resolution of the litigation.
     Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the outcome of the litigation. Any adverse outcome in this litigation could result in one or more generic versions of Zegerid Capsules and/or Zegerid Powder for Oral Suspension being launched before the expiration of the listed patents in July 2016, which could adversely affect our ability to successfully execute our business strategy to maximize the value of Zegerid Capsules and Zegerid Powder for Oral Suspension and would likely negatively impact our financial condition and results of operations. An adverse outcome may also impact the patent protection for the products being commercialized pursuant to our strategic alliances with GSK and Schering-Plough, which in turn may impact the amount of, or our ability to receive, milestone payments and royalties under those agreements. In addition, even if we prevail, the litigation will be costly, time consuming and distracting to management, which could have a material adverse effect on our business.
     In September 2007, the United States Patent and Trademark Office, or PTO, issued an Ex Parte Reexamination Certificate for the ‘885 patent, which formally concluded the pending reexamination proceeding relating to the ‘885 patent, and confirmed the patentability of the ‘885 patent, as amended during the proceeding, over the references cited in the proceeding. The ‘885 patent is one of the five currently issued U.S. patents providing coverage for our Zegerid family of products, which patents expire in July 2016 and are licensed to us under our license agreement with the University of Missouri. The reexamination process is provided for by law and generally requires the PTO to consider the scope and validity of a patent based on questions raised by a third party or the PTO. In August 2005, an unidentified third party filed a Request for Ex Parte Reexamination of the ‘885 patent with the PTO. The PTO granted the Request for Reexamination and issued an initial office action, to which we and the University of Missouri submitted a response. The response included our and the University of Missouri’s positions relating to patentability as well as proposed amendments to certain of the claims of the ‘885 patent. In its September 2007 decision, the PTO confirmed the patentability of the ‘885 patent claims, as amended and added by us and the University of Missouri, over the references cited in the proceeding. Following the September 2007 action of the PTO, the ‘885 patent continues to provide patent coverage for our Zegerid products by generally covering methods for treating gastric acid related disorders by administering a composition consisting essentially of a proton pump inhibitor, or PPI (at least a portion of which is not enterically coated), and a minimum specified amount of buffering agent, where a minimum serum concentration of the PPI is achieved within specified time periods.
     In December 2007, the University of Missouri filed an Application for Reissue of U.S. Patent No. 5,840,737, or the ‘737 patent, with the PTO. The ‘737 patent is one of five issued patents listed in the Orange Book for Zegerid Powder for Oral Suspension. The ‘737 patent is not one of the three patents listed in the Orange Book for Zegerid Capsules. It is not feasible to predict the impact that the reissue proceeding may have on the scope and validity of the ‘737 patent claims. If the claims of the ‘737 patent ultimately are narrowed substantially or invalidated by the PTO, the extent of the patent coverage afforded to our Zegerid family of products could be impaired, which could potentially harm our business and operating results.

     In August 2006, an Indian company filed a pre-grant opposition to a pending Indian patent application that is licensed to us under our license agreement with the University of Missouri. A hearing was conducted on October 1, 2007. If we, in connection with the University of Missouri, do not successfully defend the patent application against the pre-grant opposition, we may not be able to obtain patent coverage for one or more of our Zegerid products in India.
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

	High	Low

Year Ended December 31, 2006
First Quarter	$8.50	$4.76
Second Quarter	$8.42	$5.77
Third Quarter	$8.70	$4.91
Fourth Quarter	$9.70	$7.14
Year Ended December 31, 2007
First Quarter	$8.15	$6.11
Second Quarter	$7.96	$4.82
Third Quarter	$5.83	$1.93
Fourth Quarter	$2.80	$1.90
     As of February 15, 2008, there were approximately 96 holders of record of our common stock.
Dividend Policy
     We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support operations and finance the growth and development of our business and do not intend to pay cash dividends on our common stock for the foreseeable future. Furthermore, our loan agreement with Comerica prohibits us from paying dividends. Any future determination related to our dividend policy will be made at the discretion of our board of directors.
Recent Sales of Unregistered Securities
     Not applicable.
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
Comparison of Cumulative Total Return on Investment
Since April 1, 2004

	4/1/04	6/30/04	12/31/04	6/30/05	12/30/05	6/30/06	12/29/06	6/29/07	12/31/07

Santarus, Inc.	$100.00	$146.00	$89.50	$40.60	$52.48	$65.84	$77.53	$51.19	$27.23
Nasdaq Composite Index, U.S. Companies	$100.00	$101.90	$108.50	$103.02	$110.77	$109.54	$121.70	$130.57	$131.97
Nasdaq Pharmaceuticals Index	$100.00	$97.80	$100.90	$92.79	$111.11	$102.09	$108.76	$111.11	$114.36
Item 6. Selected Financial Data
     The selected statement of operations data for the years ended December 31, 2004 and 2003, and the selected balance sheet data as of December 31, 2005, 2004 and 2003, are derived from our audited financial statements not included in this Form 10-K. The selected statement of operations data for the years ended December 31, 2007, 2006 and 2005 and the selected balance sheet data as of December 31, 2007 and 2006, are derived from the audited financial statements for such years and as of such dates, which are included elsewhere in this Form 10-K. You should read these selected financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Form 10-K.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Product sales, net	$79,403	$45,980	$13,667	$634	$—
Contract revenue	15,025	3,263	12,857	714	—

Total revenues	94,428	49,243	26,524	1,348	—
Costs and expenses:
Cost of sales	7,301	4,927	2,129	1,968	—
License fees and royalties	11,117	6,437	3,414	5,089	1,000
Research and development	6,849	7,572	11,292	24,823	13,664
Selling, general and administrative	116,503	89,828	79,391	52,354	8,312

Total costs and expenses	141,770	108,764	96,226	84,234	22,976

Loss from operations	(47,342)	(59,521)	(69,702)	(82,886)	(22,976)
Interest and other income, net	3,077	3,055	4,716	1,391	465

Net loss	(44,265)	(56,466)	(64,986)	(81,495)	(22,511)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	(1,124)	(2,940)

Net loss attributable to common stockholders	$(44,265)	$(56,466)	$(64,986)	$(82,619)	$(25,451)

Basic and diluted net loss per share	$(0.87)	$(1.19)	$(1.66)	$(3.30)	$(13.71)

Weighted average shares outstanding to calculate basic and diluted net loss per share	51,061	47,355	39,188	25,017	1,857

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$64,678	$75,534	$69,367	$114,008	$45,648
Working capital	25,582	59,010	59,572	94,346	42,376
Total assets	85,344	93,628	79,935	122,216	48,188
Deferred revenue, less current portion	12,722	15,444	8,571	11,429	—
Long-term debt, less current portion	—	—	—	38	224
Redeemable convertible preferred stock	—	—	—	—	57,625
Total stockholders’ equity (deficit)	15,348	46,305	54,520	85,843	(13,751)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share amounts)
Selected Quarterly Financial Data (unaudited):
2007:
Product sales, net	$17,027	$18,800	$19,527	$24,049
Total revenues	18,958	20,730	26,458	28,282
Cost of sales	1,647	1,663	1,782	2,209
Total costs and expenses	36,312	34,427	34,065	36,966
Net loss	(16,436)	(12,936)	(6,902)	(7,991)
Basic and diluted net loss per share	(0.32)	(0.25)	(0.13)	(0.16)
2006:
Product sales, net	$5,790	$8,678	$12,164	$19,348
Total revenues	6,504	9,393	12,878	20,468
Cost of sales	931	1,421	1,103	1,472
Total costs and expenses	27,141	26,777	25,973	28,873
Net loss	(19,925)	(16,673)	(12,398)	(7,470)
Basic and diluted net loss per share	(0.45)	(0.36)	(0.26)	(0.15)

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
Overview
     We are a specialty pharmaceutical company focused on acquiring, developing and commercializing proprietary products that address the needs of patients treated by gastroenterologists or primary care physicians. The primary focus of our current efforts is the commercialization of our proprietary, immediate-release proton pump inhibitor, or PPI, technology for the treatment of upper gastrointestinal, or GI, diseases and disorders, including gastroesophageal reflux disease, or GERD. In the U.S. prescription market, our commercial organization promotes our Zegerid® (omeprazole/sodium bicarbonate) products to targeted gastroenterologists and primary care physicians in the primary detail position, with additional promotional support provided under our contract sales organization and co-promotion arrangements. To further leverage our proprietary PPI technology and diversify our sources of revenue, we have entered into strategic alliances with Schering-Plough Consumer Healthcare Products, Inc., or Schering-Plough, for the U.S. and Canadian over-the-counter, or OTC, markets, and with Glaxo Group Limited, an affiliate of GlaxoSmithKline, plc, or GSK, for prescription and OTC markets in up to 114 countries in Africa, Asia, the Middle-East, and Central and South America, as well as prescription markets in Puerto Rico and the U.S. Virgin Islands. In addition to our efforts related to our PPI technology, our commercial organization co-promotes additional primary care and gastroenterology products in the U.S. Our goal is to become a leading specialty pharmaceutical company, and we plan to continue to seek to maximize the value of our PPI technology, as well as expand our product portfolio through co-promotion, licensing or acquisition of marketed or late stage proprietary products.
     Our Zegerid products are proprietary immediate-release formulations that combine omeprazole, a PPI, and one or more antacids and are currently marketed in capsule and powder for oral suspension dosage forms. These products were developed by us as the first immediate-release oral PPIs for the U.S. prescription market, and they have been approved by the U.S. Food and Drug Administration, or FDA, to treat or reduce the risk of a variety of upper GI diseases and disorders. According to IMS Health, an independent market research firm, the U.S. market for prescription PPI products had total sales of more than $14 billion during 2007. We believe our Zegerid products offer a differentiated treatment option for physicians and their patients and represent an attractive market opportunity.
     Our Zegerid products are based on patented technology and utilize antacids, which raise the gastric pH and thus protect the PPI, omeprazole, from acid degradation in the stomach, allowing the omeprazole to be quickly absorbed into the bloodstream. Although other marketed oral PPIs enjoy widespread use due to their potent acid suppression, favorable safety profiles and once-a-day dosing, they are available only in delayed-release, enteric-coated formulations. While the enteric coatings protect delayed-release PPIs from acid degradation in the stomach, they also delay absorption until the delayed-release PPIs reach the alkaline environment of the small intestine, where the enteric coatings dissolve. Our immediate-release Zegerid products are not enterically coated and are designed to provide both rapid and continued nighttime and daytime acid control.
     We received approval from the FDA to market Zegerid (omeprazole/sodium bicarbonate) Capsules in February 2006 for the treatment of heartburn and other symptoms associated with GERD, treatment and maintenance of healing of erosive esophagitis and treatment of duodenal and gastric ulcers. We received approval from the FDA to market Zegerid (omeprazole/sodium bicarbonate) Powder for Oral Suspension for these same indications in 2004. In addition, Zegerid Powder for Oral Suspension 40 mg is approved for the reduction of risk of upper GI bleeding in critically ill patients, and is currently the only PPI product approved for this indication. We received FDA approval of each of our new drug applications, or NDAs, for our Zegerid products within the initial 10-month period for FDA review under the policies of the Prescription Drug User Fee Act, or PDUFA. We commercially launched Zegerid Capsules 20 mg and 40 mg in late March 2006, and launched Zegerid Powder for Oral Suspension 20 mg in October 2004 and 40 mg in February 2005.

     We have established a commercial organization that is targeting the highest PPI-prescribing physicians in the U.S., with a focus on approximately 26,000 office-based gastroenterologists and primary care physicians. We estimate that this group of physicians collectively wrote approximately one-third of the value of PPI prescriptions written in 2007. We believe our concentration on high-volume PPI prescribers enables us to effectively promote our products with a relatively focused sales and marketing organization. Our field sales organization includes our own sales representatives, fully-dedicated contract sales representatives under our contract sales organization agreement with inVentiv Commercial Services, LLC, or inVentiv, as well as additional representatives under our co-promotion agreement with Otsuka America Pharmaceutical Inc., or Otsuka America.
     In January 2001, we entered into an exclusive, worldwide license agreement with the University of Missouri, under which we licensed rights to its patents and patent applications relating to specific formulations of immediate-release PPIs with antacids for treating upper GI diseases and disorders. This licensed technology forms the basis of our Zegerid family of products. We paid the University of Missouri an upfront licensing fee of $1.0 million in 2001 and a one-time $1.0 million milestone fee upon the filing of our first NDA in 2003. In July 2004, we paid a one-time $5.0 million milestone fee based upon the FDA’s approval of Zegerid Powder for Oral Suspension 20 mg, and we are required to make additional milestone payments to the University of Missouri upon initial commercial sale in specified territories outside the U.S., which may total up to $3.5 million in the aggregate. We are also required to make milestone payments based on first-time achievement of significant sales thresholds, up to a maximum of $86.3 million, the first of which is a $2.5 million milestone payment upon initial achievement of $100.0 million in annual calendar year sales, which includes sales by us, GSK and Schering-Plough. We are also obligated to pay royalties on net sales of our products and any products commercialized by GSK under our license and distribution agreements and Schering-Plough under our OTC license agreement.
     We have a non-exclusive agreement with Otsuka America, under which Otsuka America is co-promoting Zegerid Capsules and Zegerid Powder for Oral Suspension to targeted U.S. physicians. We originally entered into the agreement in October 2004 and amended the terms of the agreement in January 2006. Under the agreement, we received a $15.0 million upfront payment from Otsuka America and pay Otsuka America a royalty on total U.S. net sales of Zegerid Capsules and Zegerid Powder for Oral Suspension. The agreement will terminate automatically on December 31, 2009, unless terminated sooner. In addition to other more limited termination rights, either party may terminate the agreement at any time by providing at least 120 days prior written notice.
     In October 2006, we entered into a license agreement with Schering-Plough granting rights to develop, manufacture, market and sell Zegerid brand omeprazole products using our patented PPI technology for the OTC market in the U.S. and Canada. In November 2006, we received a $15.0 million upfront license fee. In August 2007, we received a $5.0 million milestone payment relating to progress on clinical product development strategy. We may receive up to an additional $22.5 million in milestone payments upon the achievement of specified regulatory milestones and up to an additional $37.5 million in milestone payments upon the achievement of specified sales milestones. We expect that Schering-Plough will submit an NDA for its first licensed OTC product in March or April of 2008. We will also receive low double-digit royalties, subject to adjustment in certain circumstances, on net sales of any OTC products sold by Schering-Plough under the license agreement. In turn, we will be obligated to pay royalties to the University of Missouri based on net sales of any OTC products sold by Schering-Plough. The license agreement will remain in effect as long as Schering-Plough is marketing products under the license agreement in the U.S. or Canada. Schering-Plough may terminate the agreement on 180 days prior written notice anytime after submitting its first NDA for a licensed product or if Schering-Plough does not meet a specified deadline for receiving marketing approval in the U.S. for a licensed product. In addition, either party may terminate the agreement in the event of uncured material breach of a material obligation, subject to certain limitations, or in the event of bankruptcy or insolvency.
     In June 2007, we entered into a co-promotion agreement with Victory Pharma, Inc., or Victory, to co-promote Naprelan® (naproxen sodium) Controlled Release Tablets to targeted primary care physicians in the U.S. Naprelan Tablets are a once-daily, controlled release formulation of naproxen sodium, a non-steroidal anti-inflammatory drug, or NSAID, indicated for the treatment of a number of conditions, including arthritis and the relief of mild to moderate pain. We trained our field sales representatives and commenced promotional activities for the Naprelan products in the third quarter of 2007. Under the terms of the agreement, we receive a co-promotion fee equal to slightly more than half of the net sales value of the prescriptions generated by our target physicians, offset by an initial credit in recognition of existing sales. We are obligated to make a minimum number of annual and quarterly second position sales calls to target physicians. Victory is responsible for creating and developing, at its cost and expense, all product marketing materials as well as for handling all manufacturing, distribution, medical affairs and regulatory support for the products. We are responsible for all costs related to our sales force, and we purchase samples and training and promotional literature at cost from Victory or its suppliers. The agreement will continue in effect until June 10, 2014 unless terminated sooner. In addition to other more limited termination rights, subject to 120 days prior written notice to Victory, we may terminate the agreement (a) at any time following the 18-month anniversary of the effective date of the agreement or (b) at any time if Victory is not continuing to provide marketing and promotional support for the products at specified minimum levels.
     In August 2007, we entered into a co-promotion agreement with C.B. Fleet Company, Incorporated, or Fleet, to co-promote the Fleet® Phospho-soda® EZ-Prep™ Bowel Cleansing System to our targeted gastroenterologists in the U.S. The Fleet product is a system for bowel preparation used prior to a medical procedure or examination, such as a colonoscopy. We commenced promotional activities for the product in the fourth quarter of 2007. Under the terms of the agreement, Fleet pays us based on a set fee per sales call, subject to a minimum and maximum number of sales calls. We are eligible to receive co-promotion fees of up to approximately $3.0 million over the term of the agreement, subject to reduction in the event of any early termination of the agreement. We also have the opportunity to earn bonus payments if unit sales exceed predetermined baselines. We did not pay an upfront fee and do not expect to incur any material incremental expenses associated with our promotion of the product. Fleet is responsible for providing all training materials, promotional literature and product samples throughout the term of the agreement. The agreement will continue in effect until October 2008 unless terminated sooner or extended by the parties upon mutual written agreement. In addition to other more limited termination rights, either party may terminate the agreement at any time by providing 120 days prior written notice to the other party.
     In November 2007, we entered into a license agreement and a distribution agreement with GSK granting GSK certain exclusive rights to commercialize prescription and OTC immediate-release omeprazole products in specified markets outside of the U.S., Europe, Australia, Japan and Canada and to distribute and sell Zegerid brand immediate-release omeprazole prescription products in Puerto Rico and the U.S. Virgin Islands, or USVI.
     Under the license agreement, GSK is responsible for the development, manufacture and commercialization of prescription and OTC immediate-release omeprazole products for sale in up to 114 countries, outside of the U.S., Europe, Australia, Japan and Canada (including markets within Africa, Asia, the Middle-East and Central and South America). Under the distribution agreement, GSK began distributing, marketing and selling Zegerid brand prescription products in Puerto Rico and the USVI in February 2008. During an initial period following the execution of the distribution agreement, we are obligated to supply Zegerid products to GSK for sale in Puerto Rico and the USVI, and GSK will pay a specified transfer price covering our fully burdened costs. GSK bears all costs for its activities under the license and distribution agreements.
     Under the license agreement, in December 2007, we received an $11.5 million upfront fee, and we will also receive tiered royalties, subject to reduction in certain circumstances, on net sales of any products sold under the license and distribution agreements. In turn, we will be obligated to pay royalties to the University of Missouri based on net sales of any licensed products sold by GSK. GSK has an option to make a buy-out payment 20 years after the effective date of the agreements, after which time, GSK’s royalty obligations generally would end. To support GSK’s initial launch costs, we agreed to waive the first $2.5 million of aggregate royalties payable under the license and distribution agreements. The term of the license agreement continues so long as GSK is obligated to pay royalties, and the term of the distribution agreement continues as long as GSK sells the products, unless the agreements are terminated earlier by either GSK or us under specified circumstances. GSK may terminate the license agreement or the distribution agreement on six months prior written notice at any time. We may terminate the license agreement on a country-by-country basis in the event that GSK fails to satisfy certain diligence obligations. In addition, either party may terminate the license agreement or the distribution agreement in the event of the other party’s uncured material breach or bankruptcy or insolvency.
     We have incurred significant losses since our inception. We had an accumulated deficit of $304.0 million as of December 31, 2007. These losses have resulted principally from costs incurred in connection with license fees, research and development activities, including costs of clinical trial activities associated with our Zegerid products, commercialization activities and general and administrative expenses.

     We expect to incur additional operating losses and capital expenditures as we support the commercialization of Zegerid Capsules and Zegerid Powder for Oral Suspension and our commercial organization, enhance our product portfolio through development and commercialization of acquired or internally developed proprietary products and fund our administrative support activities.
     In February 2006, we entered into a committed equity financing facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge, which may entitle us to sell and obligate Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. In connection with the CEFF, we entered into a common stock purchase agreement and registration rights agreement, and we also issued a warrant to Kingsbridge to purchase 365,000 shares of our common stock at a price of $8.2836 per share. The warrant is fully exercisable beginning after the six-month anniversary of the agreement for a period of five years thereafter. On February 3, 2006, we filed a resale shelf registration statement on Form S-3 with the Securities and Exchange Commission to facilitate Kingsbridge’s public resale of shares of our common stock which it may acquire from us from time to time in connection with our draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that we issued to Kingsbridge in connection with the CEFF. The resale shelf registration statement was declared effective on February 13, 2006. In 2006, we completed four draw downs under the CEFF and have issued a total of 5,401,787 shares in exchange for aggregate gross proceeds of $36.5 million. We did not initiate any draw downs under the CEFF during 2007.
     In July 2006, we entered into a loan agreement with Comerica Bank, or Comerica. The credit facility under our loan agreement consists of a revolving line of credit, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $20.0 million. As of March 3, 2008, the date of this report, we have not borrowed any amounts under the loan agreement.
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
     We recognize revenue from product sales in accordance with SAB No. 104 and Statement of Financial Accounting Standards, or SFAS, No. 48, Revenue Recognition When Right of Return Exists. Among its criteria for revenue recognition from sale transactions where a buyer has a right of return, SFAS No. 48 requires the amount of future returns to be reasonably estimable. We recognize product sales net of estimated allowances for product returns, estimated rebates in connection with contracts relating to managed care, Medicaid, Medicare, and patient coupons, and estimated chargebacks from distributors, wholesaler fees and prompt payment and other discounts.

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
     Our allowance for product returns was $5.9 million as of December 31, 2007 and $1.6 million as of December 31, 2006. Prior to the fourth quarter of 2006, we deferred the recognition of revenue on product shipments of our Zegerid products to wholesale distributors until units were dispensed through patient prescriptions as we were unable to reasonably estimate the amount of future product returns. Units dispensed are not generally subject to return. Prior to the fourth quarter of 2006, our allowance for product returns was based on an analysis of Zegerid product shipments to our wholesale distributors in excess of the estimated number of units dispensed through patient prescriptions. In order to develop a methodology and provide a basis for estimating future product returns on sales to our customers at the time title transfers, we have been tracking our Zegerid products return history from the time of our first commercial product launch of Zegerid Powder for Oral Suspension 20 mg in late 2004, taking into consideration product expiration dating and estimated inventory levels in the distribution channel. Based on the product returns history gathered over two years through the end of 2006, we determined that we had the information needed to reasonably estimate future product returns, and as a result, we reduced our allowance for product returns during the quarter ended December 31, 2006. We continue to recognize product sales at the time title passes to our customers, and we provide for an estimate of future product returns at that time based upon our historical product returns trends, our analysis of product expiration dating and estimated inventory levels in the distribution channel, and the other factors discussed above. There may be a significant time lag between the date we determine the estimated allowance and when we receive the product return and issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods. Based upon our review of additional product returns history gathered through the end of 2007 and analysis of product expiration dating and inventory in the distribution channel, we increased our estimate for product returns to reflect actual experience accordingly. This change in estimate provides for potential product returns related to sales in prior periods and resulted in an increase to our net loss of approximately $1.9 million in 2007.
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
     Our allowance for rebates, chargebacks and other discounts was $21.0 million as of December 31, 2007 and $7.8 million as of December 31, 2006. These allowances reflect an estimate of our liability for rebates due to managed care organizations under specific contracts, rebates due to various governmental organizations under Medicaid and Medicare contracts and regulations, chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. We estimate our liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, we evaluate our outstanding contracts and apply the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, we project the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicaid, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by us and/or our competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date we determine the estimated allowance and when we make the contractual payment or issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods. To date, actual results have not materially differed from our estimates.
     Contract Revenue. We recognize contract revenue consistent with the provisions of SAB No. 104 and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We analyze each element of our licensing and co-promotion agreements to determine the appropriate revenue recognition. We recognize revenue on upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. We recognize milestone payments upon the achievement of specified milestones if (1) the milestone is substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement and (2) the fees are nonrefundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recognized as deferred revenue. Sales milestones, royalties and co-promotion fees are recognized as revenue when earned under the agreements. Certain elements of our licensing and co-promotion agreements are described below:
•	In December 2007, we received a nonrefundable $11.5 million upfront payment in connection with our license and distribution agreements with GSK. To support GSK’s initial launch costs, we agreed to waive the first $2.5 million of aggregate royalties payable under the agreements. Of the total $11.5 million upfront payment, the $2.5 million in waived royalty obligations was recorded as deferred revenue and will be recognized as revenue when the royalties are earned. The remaining $9.0 million is being amortized to revenue on a straight-line basis over an 18-month period, which represents the estimated period we are obligated to supply Zegerid products to GSK for sale in Puerto Rico and the USVI under the distribution agreement.
•	In August 2007, we received a nonrefundable $5.0 million milestone payment relating to progress on clinical product development strategy under our license agreement with Schering-Plough. The $5.0 million milestone payment was recognized as contract revenue in 2007 due to the substantive nature of the milestone achieved and since we have no ongoing obligations associated with the milestone.

•	In November 2006, we received a nonrefundable $15.0 million upfront license fee in connection with our license agreement with Schering-Plough. The $15.0 million upfront payment is being amortized to revenue on a straight-line basis over a 37-month period through the end of 2009, which represents the estimated period during which we have significant responsibilities under the agreement.

•	In February 2005, we received a $10.0 million milestone payment in connection with our sublicense agreement with TAP Pharmaceutical Products Inc., or TAP. We received the milestone payment after we prevailed in an alternative dispute resolution proceeding in which we alleged that TAP had achieved a development milestone. Pursuant to our license agreement with the University of Missouri, we paid 15% of the February 2005 milestone to the University of Missouri. In addition to the provisions of SAB No. 104 and EITF Issue No. 00-21, we evaluated the criteria outlined in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it was appropriate to record the gross amount of sublicense revenues and related costs or the net amount earned under the arrangement. Upon receipt of the milestone, we recognized the gross amount of sublicense revenue and related costs as we had no future obligations pursuant to the arrangement, we were the primary obligor in the arrangement, we had latitude in establishing the amounts received under the arrangement, and we were involved in the determination of the scope of technology sublicensed under the agreement. TAP exercised its rights to terminate the sublicense agreement effective March 7, 2006.

•	In October 2004, we received a nonrefundable $15.0 million upfront payment in connection with our co-promotion agreement with Otsuka America. The $15.0 million upfront payment is being amortized to revenue on a straight-line basis over the 63-month contractual term through the end of 2009.
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
Stock-Based Compensation
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123(R), using the modified prospective transition method. Under this transition method, compensation cost recognized for 2007 and 2006 included (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.
     We estimate the fair value of stock options and employee stock purchase plan rights granted using the Black-Scholes valuation model. This estimate is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the expected volatility of our stock price, the expected term of the stock option, the risk-free interest rate and expected dividends. As the length of time our shares have been publicly traded is generally shorter than the expected life of the option, we consider the expected volatility of similar entities as well as our historical volatility since our initial public offering in April 2004 in determining our volatility factor. In evaluating similar entities, we consider factors such as industry, stage of development, size and financial leverage. In determining the expected life of the options, we use the “short-cut” method described in SAB No. 107. Under this method, the expected life is presumed to be the mid-point between the vesting date and the end of the contractual term.
     For options granted prior to January 1, 2006, we amortize the fair value on an accelerated basis. For options granted after January 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service period of the awards, which is generally the vesting period. Pre-vesting forfeitures were estimated to be approximately 0% for 2007 and 2006 as the majority of options granted contain monthly vesting terms.
     We account for options issued to non-employees under SFAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services. As such, the value of options issued to non-employees is periodically remeasured as the underlying options vest.
     For 2007 and 2006, we recognized approximately $11.7 million and $9.3 million, respectively, of stock-based compensation in accordance with SFAS No. 123(R) and EITF Issue No. 96-18. For the year ended December 31, 2007, stock-based compensation of approximately $207,000, $899,000 and $10.6 million was included in cost of sales, research and development, and selling, general and administrative expenses, respectively, in the accompanying statement of operations. For the year ended December 31, 2006, stock-based compensation of approximately $124,000, $1.2 million and $8.0 million was included in cost of sales, research and development, and selling, general and administrative expenses, respectively, in the accompanying statement of operations. As of December 31, 2007, total unrecognized compensation cost related to stock options was approximately $7.5 million, and the weighted average period over which it was expected to be recognized was 2.5 years.
     In October 2007, our board of directors approved certain equity compensation programs for employees below the vice president level which became effective on November 6, 2007. With the intent of positively impacting employee morale, these programs included the granting of options to purchase an aggregate total of 1,657,074 shares of our common stock as well as accelerating the vesting of out-of-the-money existing stock options with per share exercise prices of $5.00 or greater. Additionally, the decision to accelerate the vesting of these stock options was made to reduce the total stock-based compensation in our statement of operations in future financial statements relating to options granted to employees below the vice president level. We recognized $5.7 million in stock-based compensation expense associated with the stock option vesting acceleration on November 6, 2007.
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
Results of Operations
Comparison of Years Ended December 31, 2007, 2006 and 2005
     Product Sales, Net. Product sales, net were $79.4 million for 2007 and $46.0 million for 2006 and consisted of sales of Zegerid Capsules and Zegerid Powder for Oral Suspension. The $33.4 million increase in product sales, net from 2006 to 2007 was primarily attributable to an increase in sales of Zegerid Capsules which we commercially launched in late March 2006. For the year ended December 31, 2007 as compared to the year ended December 31, 2006, the amount of rebates, chargebacks and other discounts has grown primarily as a result of increased sales of our Zegerid products and increased contracting with various managed care organizations and governmental organizations relating to Medicaid and Medicare. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased. Additionally, based upon our review of additional product returns history gathered through the end of 2007 and analysis of product expiration dating and estimated inventory in the distribution channel, we increased our estimate for product returns to reflect actual experience accordingly. This change in estimate provides for potential product returns related to sales in prior periods and resulted in an increase to our net loss of approximately $1.9 million. Product sales, net were $13.7 million for 2005 and consisted of sales of Zegerid Powder for Oral Suspension.
     Contract Revenue. Contract revenue was $15.0 million for 2007, $3.2 million for 2006 and $12.8 million for 2005. Contract revenue in each period consisted of co-promotion revenue from the $15.0 million upfront fee received pursuant to our co-promotion agreement with Otsuka America entered into in October 2004, which is being amortized to revenue over the term of the agreement through December 31, 2009. In 2007 and 2006, contract revenue also included license fee revenue from the $15.0 million upfront fee received in November 2006 pursuant to our license agreement with Schering-Plough. This upfront fee is being amortized to revenue through the end of 2009, which is the estimated period over which we have significant responsibilities under the agreement. Contract revenue in 2007 also included license fee revenue from the $11.5 million upfront fee received in 2007 pursuant to our license and distribution agreements with GSK. Of this $11.5 million upfront fee, $9.0 million is being amortized to revenue over our product supply obligation through May 2009. In addition, contract revenue in 2007 included the $5.0 million milestone payment received in August 2007 pursuant to our license agreement with Schering-Plough and co-promotion fees earned under our co-promotion agreements with Victory and Fleet. In 2005, contract revenue also included sublicense revenue which consisted of the $10.0 million milestone payment we received from TAP in February 2005 related to TAP’s development activities.
     Cost of Sales. Cost of sales was $7.3 million for 2007, $4.9 million for 2006 and $2.1 million for 2005, or approximately 9%, 11% and 16% of net product sales, respectively. Cost of sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Zegerid products. Cost of sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales. The decrease in our cost of sales as a percentage of net product sales from 2006 to 2007 and from 2005 to 2006 was primarily attributable to lower manufacturing costs associated with our capsule product and certain fixed costs being applied to increased sales volumes.
     License Fees and Royalties. License fees and royalties were $11.1 million for 2007, $6.4 million for 2006 and $3.4 million for 2005. License fees and royalties consisted of royalties due to the University of Missouri and Otsuka America based upon net product sales. Additionally, in 2005, license fees and royalties included $1.5 million paid to the University of Missouri, which represented 15% of the milestone fee received pursuant to our sublicense agreement with TAP.
     Research and Development. Research and development expenses were $6.8 million for 2007, $7.6 million for 2006 and $11.3 million for 2005. The $723,000 decrease in our research and development expenses from 2006 to 2007 was primarily attributable to a decrease in manufacturing development activities associated with the capsule and chewable tablet products and a decrease in stock-based compensation, offset in part by spending associated with our clinical trial evaluating the effects of morning dosing of each of Zegerid Capsules and delayed-release PPI brands, Protonix® and Prevacid®, on 24-hour gastric acid control in patients with symptoms of GERD. The $3.7 million decrease in our research and development expenses from 2005 to 2006 was primarily attributable to a decrease in manufacturing development activities associated with the chewable tablet product and a decrease in compensation costs associated with research and development personnel resulting from a reduction in headcount.
     Research and development expenses have consisted primarily of costs associated with clinical trials of our products under development as well as clinical studies designed to further differentiate our Zegerid products from those of our competitors, development of and preparation for commercial manufacturing of our products, compensation and other expenses related to research and development personnel and facilities expenses. In the future, we may conduct additional clinical trials to further differentiate our Zegerid family of products, as well as conduct research and development related to any future products that we may in-license or otherwise acquire. We are unable to estimate with any certainty the research and development costs that we may incur in the future. We have also committed, in connection with the approval of our NDAs for Zegerid Powder for Oral Suspension, to evaluate the product in pediatric populations, including pharmacokinetic/pharmacodynamic, or PK/PD, and safety studies. Although we are currently focused primarily on advancing our Zegerid family of products, we anticipate that we will make determinations as to which development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific, clinical and commercial merits of each project. Although we are currently marketing Zegerid Capsules and Zegerid Powder for Oral Suspension, and we have received FDA approval to market Zegerid Chewable Tablets, we cannot be certain when or if we will realize any profits from these products or any other development projects.
     Selling, General and Administrative. Selling, general and administrative expenses were $116.5 million for 2007, $89.8 million for 2006 and $79.4 million for 2005. The $26.7 million increase in our selling, general and administrative expenses from 2006 to 2007 was primarily attributable to the expansion of our commercial presence, including expenses associated with our contract sales organization agreement with inVentiv entered into in late 2006 and costs related to our sales and marketing personnel resulting from an increase in headcount. The increase in selling, general and administrative expenses was also attributable to increased stock-based compensation expense associated with the stock option vesting acceleration on November 6, 2007. Additionally, an increase in costs associated with advertising and promotional activities including product samples contributed to the increase in our selling, general and administrative expenses. The $10.4 million increase in our selling, general and administrative expenses from 2005 to 2006 was primarily attributable to approximately $6.3 million of additional stock-based compensation expense recognized due to our adoption of SFAS No. 123(R), increased promotional expenses including product samples and managed care marketing initiatives and costs associated with our contract sales organization agreement entered into in November 2006. These increases in our selling, general and administrative expenses were offset in part by decreased compensation costs. Although our selling, general and administrative expenses increased as a result of our contract sales organization agreement entered into in late 2006, our average sales and marketing headcount in 2006 was lower than in 2005.
     Interest and Other Income, Net. Interest and other income, net was $3.1 million in 2007, $3.1 million in 2006 and $4.7 million in 2005. The $1.6 million decrease from 2005 to 2006 was primarily attributable to interest income awarded to us in connection with the $10.0 million milestone we received from TAP after we prevailed in an alternative dispute resolution proceeding in 2005, offset in part by higher interest income resulting from a higher rate of return on our cash, cash equivalents and short-term investments in 2006.
Liquidity and Capital Resources
     As of December 31, 2007, cash, cash equivalents and short-term investments were $64.7 million, compared to $75.5 million as of December 31, 2006, a decrease of $10.8 million. This decrease resulted primarily from our net loss for 2007, adjusted for non-cash stock-based compensation and changes in operating assets and liabilities including an increase in accrued rebates. Included in cash, cash equivalents and short-term investments as of December 31, 2007 was the $11.5 million upfront fee we received in December 2007 under our license agreement with GSK.
     Net cash used in operating activities was $12.1 million for 2007, $32.9 million for 2006 and $74.3 million for 2005. The primary use of cash was to fund our net losses for these periods, adjusted for non-cash expenses, including $11.7 million for 2007, $9.3 million for 2006 and $2.6 million for 2005 in stock-based compensation, and changes in operating assets and liabilities. Significant working capital sources of cash for 2007 included increases in accounts payable and accrued liabilities primarily driven by an increase in accrued rebates, and increases in the allowance for product returns and deferred revenue. These working capital sources of cash were offset in part by increases in accounts receivable. Significant working capital sources of cash for 2006 included increases in accounts payable and accrued liabilities and an increase in deferred revenue related to the $15.0 million upfront license fee we received in connection with our license agreement with Schering-Plough. These working capital sources of cash were offset in part by increases in accounts receivable and inventories, which resulted from our overall increase in net product sales due to the launch of Zegerid Capsules in 2006, and decreases in the allowance for product returns. Significant working capital uses of cash in 2005 included decreases in accounts payable and accrued liabilities, allowance for product returns and deferred revenue.
     Net cash used in investing activities was $2.0 million for 2007, and net cash provided by investing activities was $5.0 million for 2006 and $84.5 million for 2005. These activities primarily consisted of purchases and sales and maturities of short-term investments and purchases of property and equipment. Additionally, in 2005, long-term restricted cash increased in connection with establishing a letter of credit under our vehicle lease agreements.
     Net cash provided by financing activities was $1.6 million for 2007, $38.9 million for 2006 and $30.7 million for 2005. These activities consisted primarily of the issuance of common stock in connection with draw downs under our CEFF with Kingsbridge in 2006 and our registered direct offering in 2005. Additionally, net cash provided by financing activities included proceeds received from the exercise of stock options and through the issuance of common stock under our employee stock purchase plan in 2007, 2006 and 2005.
     While we support the commercialization of Zegerid Capsules and Zegerid Powder for Oral Suspension and as we continue to sponsor clinical trials and develop and manufacture our Zegerid products and pursue new product opportunities, we anticipate significant cash requirements for personnel costs for our own organization, as well as in connection with our contract sales agreement with inVentiv, advertising and promotional activities, capital expenditures, and investment in additional office space, internal systems and infrastructure.

     We currently rely on OSG Norwich Pharmaceuticals, Inc. as our manufacturer of Zegerid Capsules and Patheon, Inc. as our manufacturer of Zegerid Powder for Oral Suspension. We also purchase commercial quantities of omeprazole, an active ingredient in our Zegerid products, from Union Quimico Farmaceutica, S.A. At December 31, 2007, we had finished goods and raw materials inventory purchase commitments of approximately $3.1 million, all of which will be purchased in 2008.
     The following summarizes our long-term contractual obligations as of December 31, 2007:

	Payments Due by Period
		Less than	One to	Four to
Contractual Obligations	Total	One Year	Three Years	Five Years	Thereafter
			(in thousands)
Operating leases	$5,549	$1,052	$3,460	$1,037	$—
Other long-term contractual obligations	1,258	1,030	174	54	—

Total	$6,807	$2,082	$3,634	$1,091	$—

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
     We believe that our current cash, cash equivalents and short-term investments, will be sufficient to fund our current operations for at least the next 12 months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed earlier than we expect. Although we do not believe that we will need to raise additional funds to finance our current operations over the next 12 months, we may pursue raising additional funds in connection with licensing or acquisition of new products. Sources of additional funds may include funds generated through strategic collaboration or licensing agreements, or through equity, debt and/or royalty financing.
     In May 2005, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective in June 2005. In August 2005, we sold 7,350,000 shares of our common stock that were registered under the universal shelf registration statement for aggregate gross proceeds of $31.2 million. The universal shelf registration statement may permit us, from time to time, to offer and sell up to an additional approximately $43.8 million of equity or debt securities. However, there can be no assurance that we will be able to complete any such offerings of securities. Factors influencing the availability of additional financing include the progress of our commercial activities, investor perception of our prospects and the general condition of the financial markets, among others.
     In February 2006, we entered into the CEFF which may entitle us to sell and obligate Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. We filed a resale shelf registration statement on Form S-3 with the Securities and Exchange Commission to facilitate Kingsbridge’s public resale of shares of our common stock which it may acquire from us from time to time in connection with our draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that we issued to Kingsbridge in connection with the CEFF. The resale shelf registration statement was declared effective in February 2006. In 2006, we completed four draw downs under the CEFF and have issued a total of 5,401,787 shares in exchange for aggregate gross proceeds of $36.5 million. We did not initiate any draw downs under the CEFF during 2007. Accordingly, the remaining commitment of Kingsbridge under the CEFF for the potential purchase of our common stock is equal to the lesser of $38.5 million in cash consideration or 3,451,378 shares (which shares would be priced at a discount ranging from 6% to 10% of the average market price during any future draw down), subject to certain conditions and restrictions. There can be no assurance that we will be able to complete any further draw downs under the CEFF. Factors influencing our ability to complete draw downs include conditions such as a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; the continued effectiveness of the shelf registration statement; and the continued listing of our stock on the Nasdaq Global Market.

     In July 2006, we entered into our loan agreement with Comerica, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $20.0 million. As of March 3, 2008, the date of this report, we have not borrowed any amounts under the loan agreement. Under the loan agreement, the revolving loan bears interest, as selected by us, at either the variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” or the LIBOR rate (as computed in the LIBOR Addendum to the loan agreement) plus 2.25 percent. Interest payments on advances made under the loan agreement are due and payable in arrears on the first calendar day of each month during the term of the loan agreement. Amounts borrowed under the loan agreement may be repaid and re-borrowed at any time prior to July 28, 2009. The loan agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the loan agreement. We expect to use the loan proceeds to support our ongoing working capital needs and for general corporate purposes. Amounts borrowed under the loan agreement are secured by all of our personal property. The collateral does not include any intellectual property, including copyrights, patents, trademarks, servicemarks and applications therefor, now owned or hereafter acquired, or any claims for damages by way of any past, present and future infringement of any such intellectual property; provided, however, that the collateral includes all accounts and general intangibles that consist of rights to payment and proceeds from the sale, licensing or disposition of all or any part, or rights in, such intellectual property. Under the loan agreement, we are subject to certain affirmative and negative covenants, including limitations on our ability: to convey, sell, lease, license, transfer or otherwise dispose of assets; to create, incur, assume, guarantee or be liable with respect to certain indebtedness; to grant liens; to pay dividends and make certain other restricted payments; and to make investments. In addition, under the loan agreement we are required to maintain a balance of cash with Comerica in an amount of not less than $4.0 million and to maintain any other cash balances with either Comerica or another financial institution covered by a control agreement for the benefit of Comerica. We are also subject to certain financial covenants with respect to a minimum liquidity ratio and, when the outstanding loan balances exceed $15.0 million, minimum EBITDA requirements. We believe that we have currently met all of our obligations under the loan agreement.
     We cannot be certain that our existing cash and marketable securities resources will be adequate to sustain our current operations. To the extent we require additional funding, we cannot be certain that such funding will be available to us on acceptable terms, or at all. For example, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. To the extent that we raise additional capital by issuing equity or convertible securities, our stockholders’ ownership will be diluted. Any debt financing we enter into may involve covenants that restrict our operations. If adequate funds are not available on terms acceptable to us at that time, our ability to continue our current operations or pursue new product opportunities would be significantly limited.
     As of December 31, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in accordance with GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial statements.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115. SFAS No. 159 allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of operations. SFAS No. 159 includes available-for-sale securities in the assets eligible for this treatment. Currently, we record the gains or losses for the period in comprehensive income (loss) and in the equity section of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years. We do not expect the adoption of SFAS No. 159 to have a material impact on our financial statements.
     In June 2007, the EITF issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities. The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF Issue No. 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. We do not expect the adoption of EITF Issue No. 07-3 to have a material impact on our financial statements.
     In November 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. We do not expect the adoption of EITF Issue No. 07-1 to have a material impact on our financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and liabilities assumed in a business combination, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This statement is effective for us with respect to business combination transactions for which the acquisition date is after December 31, 2008.
     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (an amendment of Accounting Research Bulletin No. 51). SFAS No. 160 requires that non-controlling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the non-controlling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. This statement is effective for fiscal years beginning after December 31, 2008, and shall be applied prospectively. However, the presentation and disclosure requirements of SFAS No. 160 are required to be applied retrospectively for all periods presented. The retrospective presentation and disclosure requirements of this statement will be applied to any prior periods presented in financial statements for the fiscal year ending December 31, 2009, and later periods during which we had a consolidated subsidiary with a non-controlling interest. As of December 31, 2007, we do not have any consolidated subsidiaries in which there is a non-controlling interest.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Under the terms of our loan agreement with Comerica, the interest rate applicable to any amounts borrowed by us under the credit facility will be, at our election, indexed to either Comerica’s prime rate or the LIBOR rate. If we elect Comerica’s prime rate for all or any portion of our borrowings, the interest rate will be variable, which would expose us to the risk of increased interest expense if interest rates rise. If we elect the LIBOR rate for all or any portion of our borrowings, such LIBOR rate will remain fixed only for a specified, limited period of time after the date of our election, after which we will be required to repay the borrowed amount, or elect a new interest rate indexed to either Comerica’s prime rate or the LIBOR rate. The new rate may be higher than the earlier interest rate applicable under the loan agreement. As of March 3, 2008, the date of this report, we have not borrowed any amounts under the loan agreement. Accordingly, we currently believe that changes in such interest rates would not materially affect our market risk.
     In addition to market risk related to our loan agreement with Comerica, we are exposed to market risk primarily in the area of changes in U.S. interest rates and conditions in the credit markets, particularly because the majority of our investments are in short-term marketable securities. We do not have any material foreign currency or other derivative financial instruments. All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of December 31, 2007, our short-term investments included $4.3 million of high-grade (AAA rated) auction rate securities issued by state municipalities. Our auction rate securities are debt instruments with a long-term maturity and an interest rate that is reset in short-term intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge. To date, we have not recorded any realized gains or losses on our investment portfolio or recognized any significant unrealized gains or losses on investments.
Item 8. Financial Statements and Supplementary Data
     See the list of financial statements filed with this report under Part IV — Item 15 below.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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
     Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2007, the end of our most recent fiscal year. Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting, which is included herein.
     There has been no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Santarus, Inc.
     We have audited Santarus, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Santarus, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, Santarus, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Santarus, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Santarus, Inc. and our report dated February 21, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
February 21, 2008

Item 9B. Other Information
     Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this item will be contained in our definitive proxy statement, or Proxy Statement, to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2007, and is incorporated in this report by reference.
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
     1. The following financial statements of Santarus, Inc. and Report of Independent Registered Public Accounting Firm, are included in this report:
     Report of Independent Registered Public Accounting Firm
     Balance Sheets as of December 31, 2007 and 2006
     Statements of Operations for the years ended December 31, 2007, 2006 and 2005
     Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005
     Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
     Notes to Financial Statements
     2. List of financial statement schedules:
     Schedule II — Valuation and Qualifying Accounts
     Schedules not listed above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
     3. List of exhibits required by Item 601 of Regulation S-K. See part (b) below.
     (b) Exhibits. The following exhibits are filed as a part of this report:

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(2)	Amended and Restated Bylaws
3.3(3)	Certificate of Designations for Series A Junior Participating Preferred Stock
4.1(3)	Form of Common Stock Certificate
4.2(4)	Amended and Restated Investors’ Rights Agreement, dated April 30, 2003, among us and the parties named therein
4.3(4)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated May 19, 2003, among us and the parties named therein
4.4(4)†	Stock Restriction and Registration Rights Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri
4.5(4)	Form of Common Stock Purchase Warrant
4.6(3)	Rights Agreement, dated as of November 12, 2004, between us and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Santarus, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C
4.7(5)	First Amendment to Rights Agreement, dated April 19, 2006, between us and American Stock Transfer & Trust Company
4.8(6)	Warrant to Purchase Shares of Common Stock, dated February 3, 2006, issued by us to Kingsbridge Capital Limited

Exhibit
Number	Description
10.1(4)†	Stock Purchase Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri
10.2(4)†	Exclusive License Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri
10.3(4)†	Amendment No. 1 to Exclusive License Agreement, dated February 21, 2003, between us and The Curators of the University of Missouri
10.4(7)+	Amendment No. 2 to Exclusive License Agreement, dated August 20, 2007, between us and The Curators of the University of Missouri
10.5(4)†	Omeprazole Supply Agreement, dated September 25, 2003, among us, InterChem Trading Corporation and Union Quimico Farmaceutica, S.A.
10.6(8)+	Amendment No. 1 to Omeprazole Supply Agreement, dated November 1, 2004, among us, InterChem Trading Corporation and Union Quimico Farmaceutica, S.A.
10.7(8)+	Amendment No. 2 to Omeprazole Supply Agreement, dated July 11, 2007, among us, InterChem Trading Corporation and Union Quimico Farmaceutica, S.A.
10.8(9)†	Amended and Restated Manufacturing and Supply Agreement, dated December 19, 2006, between us and Patheon Inc.
10.9(10)†	Manufacturing and Supply Agreement, dated September 27, 2004, between us and OSG Norwich Pharmaceuticals, Inc.
10.10(10)†	Co-Promotion Agreement, dated October 4, 2004, between us and Otsuka America Pharmaceutical, Inc.
10.11(11)†	Amendment No. 1 to Co-Promotion Agreement, dated January 6, 2006, between us and Otsuka America Pharmaceutical, Inc.
10.12(6)	Common Stock Purchase Agreement, dated February 3, 2006, between us and Kingsbridge Capital Limited
10.13(12)	Loan and Security Agreement, dated July 28, 2006, between us and Comerica Bank
10.14(12)	LIBOR Addendum to Loan and Security Agreement, dated July 28, 2006, between us and Comerica Bank
10.15(13)†	OTC License Agreement, dated October 17, 2006, between us and Schering-Plough Healthcare Products, Inc.
10.16(14)†	Service Agreement, dated November 3, 2006, between us and Ventiv Commercial Services, LLC (d/b/a inVentiv Commercial Services, LLC)
10.17(8)+	Amendment No. 1 to Service Agreement, dated June 15, 2007, between us and Ventiv Commercial Services, LLC (d/b/a inVentiv Commercial Services, LLC)
10.18(15)†	Co-Promotion Agreement, dated as of June 28, 2007, by and between us and Victory Pharma, Inc.
10.19(7)+	Co-Promotion Agreement, dated August 24, 2007, between us and C.B. Fleet Company, Incorporated
10.20+	License Agreement, dated November 30, 2007, between us and Glaxo Group Limited, an affiliate of GlaxoSmithKline plc
10.21+	Distribution Agreement, dated November 30, 2007, between us and Glaxo Group Limited, an affiliate of GlaxoSmithKline plc
10.22(4)	Office Building Lease, dated August 24, 2001, between us and Torrey View Associates LP
10.23(4)	Irrevocable Stand-by Letter of Credit, dated August 24, 2001, issued by UBS Paine Webber Inc.
10.24(16)	Sublease, dated December 11, 2007, between us and Avnet, Inc.
10.25(4)#	Form of Indemnification Agreement between us and each of our directors and officers
10.26(4)#	1998 Stock Option Plan
10.27(17)#	Amendment to 1998 Stock Option Plan
10.28(18)#	Amended and Restated 2004 Equity Incentive Award Plan
10.29(17)#	Amendment No. 1 to Amended and Restated 2004 Equity Incentive Award Plan
10.30(19)#	Amendment No. 2 to Amended and Restated 2004 Equity Incentive Award Plan
10.31(20)#	Form of Stock Option Agreement under Amended and Restated 2004 Equity Incentive Award Plan

Exhibit
Number	Description
10.32(21)#	Form of Immediately Exerciseable Stock Option Agreement under Amended and Restated 2004 Equity Incentive Award Plan
10.33(22)#	Amended and Restated Employee Stock Purchase Plan
10.34#	Amended and Restated Employment Agreement, dated December 5, 2007, between us and Gerald T. Proehl
10.35#	Amended and Restated Employment Agreement, dated December 5, 2007, between us and Debra P. Crawford
10.36#	Amended and Restated Employment Agreement, dated December 5, 2007, between us and Julie A. DeMeules
10.37#	Amended and Restated Employment Agreement, dated December 5, 2007, between us and William C. Denby, III
10.38#	Amended and Restated Employment Agreement, dated December 5, 2007, between us and Warren E. Hall
10.39#	Amended and Restated Employment Agreement, dated December 5, 2007, between us and Michael D. Step
10.40#	Amended and Restated Employment Agreement, dated December 5, 2007, between us and E. David Ballard, II, M.D.
10.41#	Amended and Restated Employment Agreement, dated December 5, 2007, between us and Maria Bedoya-Toro
10.42#	Amended and Restated Employment Agreement, dated December 5, 2007, between us and Carey J. Fox
10.43(23)#	2006 Bonus Plan
10.44(24)#	2007 Bonus Plan
10.45(25)#	2008 Bonus Plan
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 13, 2004.

(2)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2007.

(3)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 17, 2004.

(4)	Incorporated by reference to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2003, as amended (File No. 333-111515).

(5)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2006.

(6)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 3, 2006.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the Securities and Exchange Commission on November 2, 2007.

(8)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 6, 2007.

(9)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2006.

(10)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004.

(11)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2006.

(12)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 1, 2006.

(13)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 18, 2006.

(14)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 7, 2006.

(15)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 28, 2007.

(16)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 13, 2007.

(17)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 7, 2006.

(18)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 13, 2004.

(19)	Incorporated by reference to our Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 21, 2006.

(20)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 8, 2005.

(21)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2005.

(22)	Incorporated by reference to our Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 18, 2007.

(23)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2006.

(24)	Incorporated by reference to our applicable Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2006.

(25)	Incorporated by reference to our applicable Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 22, 2008.

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

+	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

#	Indicates management contract or compensatory plan.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Santarus, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
     (c) Financial Statement Schedule.
     See Item 15(a)(2) above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTARUS, INC.
Dated: March 3, 2008	By:	/s/ GERALD T. PROEHL
Gerald T. Proehl
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GERALD T. PROEHL	President, Chief Executive	March 3, 2008
Gerald T. Proehl	Officer and Director (Principal Executive Officer)

/s/ DEBRA P. CRAWFORD Debra P. Crawford	Senior Vice President and Chief Financial Officer (Principal Financial and	March 3, 2008
Accounting Officer)

/s/ DAVID F. HALE	Director
David F. Hale	(Chairman of the Board of Directors)	March 3, 2008

/s/ DANIEL D. BURGESS	Director	March 3, 2008
Daniel D. Burgess

/s/ MICHAEL G. CARTER, M.B., CH.B., F.R.C.P. (U.K.)	Director	March 3, 2008
Michael G. Carter, M.B., Ch.B., F.R.C.P. (U.K.)

/s/ MICHAEL E. HERMAN	Director	March 3, 2008
Michael E. Herman

/s/ TED W. LOVE, M.D.	Director	March 3, 2008
Ted W. Love, M.D.

/s/ KENT SNYDER	Director	March 3, 2008
Kent Snyder

SANTARUS, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Santarus, Inc.
     We have audited the accompanying balance sheets of Santarus, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Santarus, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Note 1 to the financial statements, effective January 1, 2006, Santarus, Inc. changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Santarus, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
February 21, 2008

SANTARUS, INC.
Santarus, Inc.
Balance Sheets

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$58,382,366	$70,883,641
Short-term investments	6,295,380	4,650,000
Accounts receivable, net	9,680,667	7,133,799
Inventories, net	6,157,383	6,979,269
Other current assets	2,339,742	1,243,333

Total current assets	82,855,538	90,890,042

Long-term restricted cash	1,400,000	1,700,000
Property and equipment, net	667,594	334,402
Other assets	421,115	703,777

Total assets	$85,344,247	$93,628,221

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$37,354,912	$22,534,518
Allowance for product returns	5,946,917	1,623,023
Current portion of deferred revenue	13,972,008	7,722,008

Total current liabilities	57,273,837	31,879,549

Deferred revenue, less current portion	12,722,007	15,444,015
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized at December 31, 2007 and 2006; no shares issued and outstanding at December 31, 2007 and 2006	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized at December 31, 2007 and 2006; 51,315,485 and 50,730,622 shares issued and outstanding at December 31, 2007 and 2006, respectively	5,132	5,073
Additional paid-in capital	319,342,022	306,033,378
Accumulated other comprehensive income	52	—
Accumulated deficit	(303,998,803)	(259,733,794)

Total stockholders’ equity	15,348,403	46,304,657

Total liabilities and stockholders’ equity	$85,344,247	$93,628,221

See accompanying notes.

Santarus, Inc.
Statements of Operations

	Years Ended December 31,
	2007	2006	2005
Revenues:
Product sales, net	$79,403,592	$45,979,504	$13,666,556
Contract revenue	15,024,751	3,262,548	12,857,143

Total revenues	94,428,343	49,242,052	26,523,699
Costs and expenses:
Cost of sales	7,300,921	4,927,017	2,129,110
License fees and royalties	11,116,504	6,437,133	3,413,317
Research and development	6,849,474	7,572,072	11,291,700
Selling, general and administrative	116,503,279	89,828,051	79,391,285

Total costs and expenses	141,770,178	108,764,273	96,225,412

Loss from operations	(47,341,835)	(59,522,221)	(69,701,713)
Interest and other income, net	3,076,826	3,055,893	4,715,845

Net loss	$(44,265,009)	$(56,466,328)	$(64,985,868)

Basic and diluted net loss per share	$(0.87)	$(1.19)	$(1.66)

Weighted average shares outstanding to calculate basic and diluted net loss per share	51,060,650	47,355,050	39,187,537
See accompanying notes.

Santarus, Inc.
Statements of Stockholders’ Equity

					Accumulated
					other
			Additional		comprehensive
	Common stock		paid-in	Deferred	income	Accumulated
	Shares	Amount	capital	compensation	(loss)	deficit	Total
Balance at December 31, 2004	36,328,461	$3,633	$228,881,141	$(4,572,598)	$(187,538)	$(138,281,598)	$85,843,040
Issuance of common stock upon exercise of stock options, net of 19,485 unvested shares repurchased	81,147	8	113,535	—	—	—	113,543
Issuance of common stock under employee stock purchase plan	698,522	70	1,769,263	—	—	—	1,769,333
Issuance of common stock as stock bonus	8,957	1	38,999	—	—	—	39,000
Issuance of common stock in registered direct offering, net of issuance costs	7,350,000	735	28,967,515	—	—	—	28,968,250
Deferred compensation related to issuance of stock options to employees	—	—	115,806	(115,806)	—	—	—
Unamortized deferred compensation on cancelled stock options	—	—	(513,334)	513,334	—	—	—
Amortization of deferred compensation	—	—	—	2,475,138	—	—	2,475,138
Compensation related to non-employee stock options	—	—	114,045	—	—	—	114,045
Net loss	—	—	—	—	—	(64,985,868)	(64,985,868)
Unrealized gain on investments	—	—	—	—	183,418	—	183,418

Comprehensive loss	—	—	—	—	—	—	(64,802,450)

Balance at December 31, 2005	44,467,087	4,447	259,486,970	(1,699,932)	(4,120)	(203,267,466)	54,519,899

					Accumulated
					other
			Additional		comprehensive
	Common stock		paid-in	Deferred	income	Accumulated
	Shares	Amount	capital	compensation	(loss)	deficit	Total
Balance at December 31, 2005	44,467,087	4,447	259,486,970	(1,699,932)	(4,120)	(203,267,466)	54,519,899
Issuance of common stock upon exercise of stock options, net of 10,187 unvested shares repurchased	402,221	41	1,523,123	—	—	—	1,523,164
Issuance of common stock under Committed Equity Financing Facility, net of issuance costs	5,401,787	540	36,259,734	—	—	—	36,260,274
Financing cost of warrant issued in connection with Committed Equity Financing Facility	—	—	(1,282,318)	—	—	—	(1,282,318)
Issuance of warrant in connection with Committed Equity Financing Facility	—	—	1,282,318	—	—	—	1,282,318
Issuance of common stock upon exercise of warrants	14,832	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	444,695	44	1,138,817	—	—	—	1,138,861
Stock-based compensation	—	—	9,324,667	—	—	—	9,324,667
Reclassification of deferred compensation due to adoption of SFAS No. 123(R)	—	—	(1,699,932)	1,699,932			—
Net loss	—	—	—	—	—	(56,466,328)	(56,466,328)
Unrealized gain on investments	—	—	—	—	4,120	—	4,120

Comprehensive loss	—	—	—	—	—	—	(56,462,208)

Balance at December 31, 2006	50,730,622	5,073	306,033,378	—	—	(259,733,794)	46,304,657
Issuance of common stock upon exercise of stock options, net of 12,001 unvested shares repurchased	84,851	9	265,735	—	—	—	265,744
Issuance of common stock under employee stock purchase plan	500,012	50	1,293,204	—	—	—	1,293,254
Stock-based compensation	—	—	11,749,705	—	—	—	11,749,705
Net loss	—	—	—	—	—	(44,265,009)	(44,265,009)
Unrealized gain on investments	—	—	—	—	52	—	52

Comprehensive loss	—	—	—	—	—	—	(44,264,957)

Balance at December 31, 2007	51,315,485	$5,132	$319,342,022	$—	$52	$(303,998,803)	$15,348,403

See accompanying notes.

Santarus, Inc.
Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005

Operating activities
Net loss	$(44,265,009)	$(56,466,328)	$(64,985,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	587,426	591,678	624,672
Stock-based compensation	11,749,705	9,324,667	2,628,183
Changes in operating assets and liabilities:
Accounts receivable, net	(2,546,868)	(4,470,316)	(1,862,764)
Inventories, net	821,886	(3,846,028)	(1,171,452)
Other current assets	(1,096,409)	9,590	1,228,491
Other assets	(4,255)	—	—
Accounts payable and accrued liabilities	14,820,394	13,049,240	(5,320,531)
Allowance for product returns	4,323,894	(2,840,593)	(2,593,592)
Deferred revenue	3,527,992	11,737,452	(2,857,143)

Net cash used in operating activities	(12,081,244)	(32,910,638)	(74,310,004)

Investing activities
Purchase of short-term investments	(4,723,191)	(4,384,600)	(36,147,117)
Sales and maturities of short-term investments	3,094,658	9,189,000	121,836,000
Long-term restricted cash	300,000	250,000	(1,000,000)
Purchases of property and equipment	(650,496)	(60,627)	(65,216)
Deposits on manufacturing equipment	—	—	(114,935)

Net cash (used in) provided by investing activities	(1,979,029)	4,993,773	84,508,732

Financing activities
Exercise of stock options	265,744	1,523,164	113,543
Issuance of common stock, net	1,293,254	37,399,135	30,737,583
Payments on equipment notes payable	—	(38,019)	(185,980)

Net cash provided by financing activities	1,558,998	38,884,280	30,665,146

(Decrease) increase in cash and cash equivalents	(12,501,275)	10,967,415	40,863,874
Cash and cash equivalents at beginning of the year	70,883,641	59,916,226	19,052,352

Cash and cash equivalents at end of the year	$58,382,366	$70,883,641	$59,916,226

Supplemental disclosure of cash flow information:
Interest paid	$11,360	$14,179	$21,203

Supplemental schedule of noncash investing and financing activities:
Issuance of warrant in connection with Committed Equity Financing Facility	$—	$1,282,318	$—

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
Short-Term Investments
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

     The Company sells its products to established wholesale distributors in the pharmaceutical industry. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is not required. Approximately 92% of the accounts receivable balance as of December 31, 2007 represents amounts due from three customers. The Company evaluates the collectibility of its accounts receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, the Company did not record an allowance for doubtful accounts at December 31, 2007.
     The Company relies on OSG Norwich Pharmaceuticals, Inc., located in New York, as the current sole third-party manufacturer of Zegerid Capsules. In addition, the Company relies on a single third-party manufacturer located outside of the U.S., Patheon Inc., for the supply of Zegerid Powder for Oral Suspension, and the Company is obligated under its supply agreement to purchase a significant portion of its requirements of this product from Patheon. The Company also currently relies on a single third-party supplier located outside of the U.S., Union Quimico Farmaceutica, S.A., or Uquifa, for the supply of omeprazole, which is an active pharmaceutical ingredient in each of its Zegerid products. The Company is obligated under its supply agreement with Uquifa to purchase all of its requirements of omeprazole from this supplier. The Company also currently has two approved suppliers for sodium bicarbonate, which is a component in the marketed powder for oral suspension and capsule products, and the Company relies on its third-party manufacturers to purchase the sodium bicarbonate. Additionally, the Company relies on single suppliers for certain excipients in the powder for oral suspension and capsule products.
Inventories, Net
     Inventories are stated at the lower of cost (FIFO) or market and consist of finished goods and raw materials used in the manufacture of the Company’s Zegerid Capsules and Zegerid Powder for Oral Suspension products. Also included in inventories are product samples of the Naprelan products which the Company purchases from Victory Pharma, Inc. (“Victory”) under its co-promotion agreement. The Company provides reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and on firm purchase commitments, compared to forecasts of future sales.
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
Impairment of Long-Lived Assets
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. There have been no indicators of impairment through December 31, 2007.
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
     The Company recognizes revenue from product sales in accordance with SAB No. 104 and SFAS No. 48, Revenue Recognition When Right of Return Exists. Among its criteria for revenue recognition from sale transactions where a buyer has a right of return, SFAS No. 48 requires the amount of future returns to be reasonably estimable. The Company recognizes product sales net of estimated allowances for product returns, estimated rebates in connection with contracts relating to managed care, Medicaid, Medicare, and patient coupons, and estimated chargebacks from distributors, wholesaler fees and prompt payment and other discounts.
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
     The Company’s allowance for product returns was $5.9 million as of December 31, 2007 and $1.6 million as of December 31, 2006. Prior to the fourth quarter of 2006, the Company deferred the recognition of revenue on product shipments of its Zegerid products to wholesale distributors until units were dispensed through patient prescriptions as the Company was unable to reasonably estimate the amount of future product returns. Units dispensed are not generally subject to return. Prior to the fourth quarter of 2006, the Company’s allowance for product returns was based on an analysis of Zegerid product shipments to its wholesale distributors in excess of the estimated number of units dispensed through patient prescriptions. In order to develop a methodology and provide a basis for estimating future product returns on sales to its customers at the time title transfers, the Company has been tracking its Zegerid products return history from the time of its first commercial product launch of Zegerid Powder for Oral Suspension 20 mg in late 2004, taking into consideration product expiration dating and estimated inventory levels in the distribution channel. Based on the product returns history gathered over two years through the end of 2006, the Company determined that it had the information needed to reasonably estimate future product returns, and as a result, the Company reduced the allowance for product returns during the quarter ended December 31, 2006. The Company continues to recognize product sales at the time title passes to its customers, and the Company provides for an estimate of future product returns at that time based upon its historical product returns trends, analysis of product expiration dating and inventory levels in the distribution channel, and the other factors discussed above. There may be a significant time lag between the date the Company determines the estimated allowance and when it receives the product return and issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods. Based upon the Company’s review of additional product returns history gathered through the end of 2007 and analysis of product expiration dating and estimated inventory in the distribution channel, the Company increased its estimate for product returns to reflect actual experience accordingly. This change in estimate provides for potential product returns related to sales in prior periods and resulted in an increase to net loss of approximately $1.9 million in 2007.
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
     The Company’s allowance for rebates, chargebacks and other discounts was $21.0 million as of December 31, 2007 and $7.8 million as of December 31, 2006. These allowances reflect an estimate of the Company’s liability for rebates due to managed care organizations under specific contracts, rebates due to various governmental organizations under Medicaid and Medicare contracts and regulations, chargebacks due to various organizations purchasing the Company’s products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. The Company estimates its liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, the Company evaluates its outstanding contracts and applies the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, the Company projects the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicaid, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by the Company and/or its competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date the Company determines the estimated allowance and when the Company makes the contractual payment or issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods. To date, actual results have not materially differed from the Company’s estimates.
     Contract Revenue. The Company recognizes contract revenue consistent with the provisions of SAB No. 104 and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company analyzes each element of its licensing and co-promotion agreements to determine the appropriate revenue recognition. The Company recognizes revenue on upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. The Company recognizes milestone payments upon the achievement of specified milestones if (1) the milestone is substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement and (2) the fees are nonrefundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recognized as deferred revenue. Sales milestones, royalties and co-promotion fees are recognized as revenue when earned under the agreements.
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
     The Company has expensed amounts paid to obtain patents or acquire licenses, as the ultimate recoverability of the amounts paid was uncertain and the technology had no alternative future use when acquired. Future acquisitions of patents and technology licenses will be charged to expense or capitalized based upon management’s assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future use.
Shipping and Handling Costs
     The Company does not charge its customers for freight. The amounts of such costs are included in selling, general and administrative expenses and are not material.
Advertising Expense
     The Company records the cost of its advertising efforts when services are performed or goods are delivered. The Company recorded approximately $5.8 million, $5.7 million and $5.0 million in advertising expense for the years ended December 31, 2007, 2006 and 2005, respectively.
Stock-Based Compensation
     Prior to January 1, 2006, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounted for share-based payments to employees using the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and, as such, generally recognized no compensation cost for employee stock options when the exercise price was equal to or in excess of the fair value of the stock at the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”) using the modified prospective transition method. Under this transition method, compensation cost recognized for the years ended December 31, 2007 and 2006 included (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.
     Prior to the adoption of SFAS No. 123(R), the Company presented deferred compensation as a separate component of stockholders’ equity. Deferred compensation represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of grant. For the year ended December 31, 2005, the Company recognized stock-based compensation expense of approximately $2.5 million resulting from the amortization of deferred compensation. In accordance with the provisions of SFAS No. 123(R), on January 1, 2006, the Company reclassified the balance in deferred compensation to additional paid-in capital on the balance sheet.
     The Company estimates the fair value of stock options and employee stock purchase plan rights granted using the Black-Scholes valuation model. For options granted prior to January 1, 2006, the Company amortizes the fair value on an accelerated basis. For options granted after January 1, 2006, the Company amortizes the fair value on a straight-line basis. All options are amortized over the requisite service period of the awards, which is generally the vesting period. Pre-vesting forfeitures were estimated to be approximately 0% for the years ended December 31, 2007 and 2006 as the majority of options granted contain monthly vesting terms. The fair value of each option is estimated on the date of grant using the Black-Scholes valuation model. The following assumptions were used during these periods:

	Years Ended December 31,
	2007	2006	2005
Stock Options:
Risk-free interest rate	3.6% – 4.9%	4.6% – 5.0%	3.7% – 4.4%
Expected volatility	60%	60%	70%
Expected life of options (years)	5.27 – 6.08	5.27 – 6.08	4.75 – 8.00
Expected dividend yield	—	—	—

Employee Stock Purchase Plan:
Risk-free interest rate	3.3% – 5.0%	4.8% – 5.1%	3.2% – 4.4%
Expected volatility	60%	60%	70%
Expected life of options (years)	0.50 – 2.00	0.50 – 2.00	0.50 – 2.00
Expected dividend yield	—	—	—
     Risk-Free Interest Rate. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the option.
     Expected Volatility. As the length of time the Company’s shares have been publicly traded is generally shorter than the expected life of the option, the Company’s considers the expected volatility of similar entities as well as the Company’s historical volatility since its initial public offering in April 2004 in determining its volatility factor. In evaluating similar entities, the Company considers factors such as industry, stage of development, size and financial leverage.
     Expected Life of Options. In determining the expected life of the options, the Company uses the “short-cut” method described in SAB No. 107. Under this method, the expected life is presumed to be the mid-point between the vesting date and the end of the contractual term.
     Expected Dividend Yield. The Company has never paid any dividends and does not intend to in the near future.
     The weighted average per share fair value of stock options granted in the years ended December 31, 2007, 2006 and 2005 was $2.91, $4.10 and $4.34, respectively. The weighted average per share fair value of employee stock purchase plan rights granted in the years ended December 31, 2007, 2006 and 2005 was $1.70, $3.34 and $1.35, respectively. As of December 31, 2007, total unrecognized compensation cost related to stock options and employee stock purchase plan rights was approximately $7.5 million, and the weighted average period over which it is expected to be recognized is 2.5 years.
     The following table illustrates the effect on net loss and net loss per share for 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock plans. For purposes of this pro forma disclosure, the value of options is estimated using the Black-Scholes valuation model and amortized to expense over the options’ vesting periods.

Year Ended
December 31,
2005
Net loss
Net loss as reported	$(64,985,868)

Add: Stock-based employee compensation included in reported net loss	2,514,138
Deduct: Stock-based employee compensation determined under fair value method	(11,220,174)

Net loss including stock-based compensation	$(73,691,904)

Net loss per share
Basic and diluted — as reported	$(1.66)

Basic and diluted — including stock-based employee compensation	$(1.88)

Comprehensive Income (Loss)
     Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss), specifically unrealized gains and losses on securities available-for-sale. Comprehensive loss consists of the following:

	Years Ended December 31,
	2007	2006	2005
Net loss	$(44,265,009)	$(56,466,328)	$(64,985,868)
Unrealized gain on investments	52	4,120	183,418

Comprehensive loss	$(44,264,957)	$(56,462,208)	$(64,802,450)

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

	Years Ended December 31,
	2007	2006	2005
Historical:
Numerator:
Net loss	$(44,265,009)	$(56,466,328)	$(64,985,868)

Denominator:
Weighted average common shares	51,064,953	47,399,739	39,281,837
Weighted average unvested common shares subject to repurchase	(4,303)	(44,689)	(94,300)

Denominator for basic and diluted net loss per share	51,060,650	47,355,050	39,187,537

Basic and diluted net loss per share	$(0.87)	$(1.19)	$(1.66)

Historical outstanding antidilutive securities not included in diluted net loss per share calculation:
Common stock subject to repurchase	3,939	29,208	64,840
Options to purchase common stock	9,948,464	6,543,006	5,794,610
Stock warrants	366,284	366,284	59,405

	10,318,687	6,938,498	5,918,855

Segment Reporting
     Management has determined that the Company operates in one business segment which is the development and commercialization of pharmaceutical products.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles (“GAAP”), clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115. SFAS No. 159 allows certain financial assets and liabilities to be recognized, at the Company’s election, at fair market value, with any gains or losses for the period recorded in the statement of operations. SFAS No. 159 includes available-for-sale securities in the assets eligible for this treatment. Currently, the Company records the gains or losses for the period in comprehensive income (loss) and in the equity section of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial statements.
     In June 2007, the EITF issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities. The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF Issue No. 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on its financial statements.
     In November 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. The Company does not expect the adoption of EITF Issue No. 07-1 to have a material impact on its financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and liabilities assumed in a business combination, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This statement is effective for the Company with respect to business combination transactions for which the acquisition date is after December 31, 2008.
     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (an amendment of Accounting Research Bulletin No. 51). SFAS No. 160 requires that non-controlling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the non-controlling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. This statement is effective for fiscal years beginning after December 31, 2008, and shall be applied prospectively. However, the presentation and disclosure requirements of SFAS No. 160 are required to be applied retrospectively for all periods presented. The retrospective presentation and disclosure requirements of this statement will be applied to any prior periods presented in financial statements for the fiscal year ending December 31, 2009, and later periods during which the Company had a consolidated subsidiary with a non-controlling interest. As of December 31, 2007, the Company does not have any consolidated subsidiaries in which there is a non-controlling interest.
2. Short-Term Investments
     The following is a summary of short-term investment securities available-for-sale as of December 31, 2007 and 2006. All corporate debt securities held as of December 31, 2007 have contractual maturities within one year. All municipal debt obligations held as of December 31, 2007 and 2006 consist of auction rate securities issued by state municipalities. These auction rate securities are debt instruments with a long-term maturity and an interest rate that is reset in short-term intervals (every 28 days) through auctions.

	Amortized		Unrealized
	Cost	Market Value	Gain
December 31, 2007:
Municipal debt obligations	$4,300,000	$4,300,000	$—
Corporate debt securities	1,995,328	1,995,380	52

Total	$6,295,328	$6,295,380	$52

December 31, 2006:
Municipal debt obligations	$4,650,000	$4,650,000	$—

     There were no gross realized gains or losses on sales of available-for-sale securities for the years ended December 31, 2007 and 2006.

3. Balance Sheet Details
     Inventories, net consist of the following:

	December 31,
	2007	2006
Raw materials	$1,511,220	$1,854,492
Finished goods	4,811,852	5,534,141

	6,323,072	7,388,633
Allowance for excess and obsolete inventory	(165,689)	(409,364)

	$6,157,383	$6,979,269

     Property and equipment, net consist of the following:

	December 31,
	2007	2006
Computer equipment and software	$1,295,436	$974,442
Office equipment and furniture	1,074,407	766,822
Leasehold improvements	345,724	345,724

	2,715,567	2,086,988
Less accumulated depreciation and amortization	(2,047,973)	(1,752,586)

	$667,594	$334,402

     For the years ended December 31, 2007, 2006 and 2005, depreciation expense was approximately $314,000, $343,000 and $396,000, respectively.
     Accounts payable and accrued liabilities consist of the following:

	December 31,
	2007	2006
Accounts payable	$5,179,954	$3,386,497
Accrued compensation and benefits	5,359,756	5,587,290
Accrued rebates	19,478,658	7,130,887
Accrued royalties	3,363,914	2,708,623
Other accrued liabilities	3,972,630	3,721,221

	$37,354,912	$22,534,518

4. License Agreements
University of Missouri
     In January 2001, the Company entered into a technology license agreement with the University of Missouri. Under the technology license agreement, the University of Missouri granted the Company an exclusive, worldwide license to certain technologies and patent rights. Pursuant to the terms of the license agreement, the Company issued to the University of Missouri 164,284 shares of the Company’s common stock and paid an upfront licensing fee of $1.0 million, a one-time $1.0 million milestone fee upon the filing of the Company’s first new drug application (“NDA”) in 2003 and a one-time $5.0 million milestone fee upon the FDA’s approval of Zegerid Powder for Oral Suspension 20 mg in 2004. The Company is required to make additional milestone payments to the University of Missouri upon initial commercial sale in specified territories outside the U.S., which may total up to $3.5 million in the aggregate. The Company is also required to make milestone payments based on first-time achievement of significant sales thresholds, up to a maximum of $86.3 million, the first of which is a $2.5 million milestone payment upon initial achievement of $100.0 million in annual calendar year sales, which includes sales by the Company, Glaxo Group Limited, an affiliate of GlaxoSmithKline plc (“GSK”) and Schering-Plough Healthcare Products, Inc. (“Schering-Plough”). The Company is also obligated to pay royalties on net sales of the Company’s products and any products commercialized by GSK under the license and distribution agreements and Schering-Plough under the over-the-counter (“OTC”) license agreement. Under the license agreement, the Company is permitted to sublicense its rights to third parties. The Company is obligated to make payments to the University of

Missouri in connection with any sublicense, the nature of which depends on the specific sublicense structure. The license agreement is valid through the last to expire patent issued pursuant to the license agreement, or in countries in which there are no pending patent applications or existing patents, terminates on a country-by-country basis on the fifteenth anniversary of the Company’s first commercial sale in such country. The rights under the University of Missouri license are subject to early termination under specified circumstances. Management believes that it has currently met all of its obligations under the license agreement.
Schering-Plough Healthcare Products, Inc.
     In October 2006, the Company entered into a license agreement with Schering-Plough, pursuant to which the Company granted Schering-Plough rights to develop, manufacture, market and sell Zegerid brand omeprazole products using the Company’s patented PPI technology for the OTC market in the U.S. and Canada. Schering-Plough is responsible, at its sole expense, for all activities related to product and clinical development, manufacturing, regulatory matters, marketing and sales of products under the license agreement and is required to use diligent efforts to conduct and complete such activities in a timely manner.
     In November 2006, the Company received a nonrefundable $15.0 million upfront license fee from Schering-Plough. The $15.0 million upfront payment is being amortized to revenue on a straight-line basis over a 37-month period through the end of 2009 which represents the estimated period over which the Company has significant responsibilities under the agreement. In August 2007, the Company received a $5.0 million milestone payment relating to progress on clinical product development strategy, which was recognized as revenue in 2007 due to the substantive nature of the milestone achieved and since the Company has no ongoing obligations associated with the milestone. The Company may receive up to an additional $22.5 million in milestone payments upon the achievement of specified regulatory milestones and up to an additional $37.5 million in milestone payments upon the achievement of specified sales milestones. The Company will also receive low double-digit royalties, subject to adjustment in certain circumstances, on net sales of any OTC products sold by Schering-Plough under the license agreement. In turn, the Company will be obligated to pay royalties to the University of Missouri based on net sales of any OTC products sold by Schering-Plough.
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
Glaxo Group Limited
     In November 2007, the Company entered into a license agreement and a distribution agreement with GSK, granting GSK certain exclusive rights to commercialize prescription and OTC immediate-release omeprazole products in specified markets outside of the U.S., Europe, Australia, Japan and Canada and to distribute and sell Zegerid brand immediate-release omeprazole prescription products in Puerto Rico and the U.S. Virgin Islands (“USVI”).
     Under the license agreement, GSK is responsible for the development, manufacture and commercialization of prescription and OTC immediate-release omeprazole products for sale in up to 114 countries, outside of the U.S., Europe, Australia, Japan and Canada (including markets within Africa, Asia, the Middle-East and Central and South America). Under the distribution agreement, GSK began distributing, marketing and selling Zegerid brand prescription products in Puerto Rico and the USVI in February 2008. During an initial period following the execution of the distribution agreement, the Company is obligated to supply Zegerid products to GSK for sale in Puerto Rico and the USVI, and GSK will pay a specified transfer price covering the Company’s fully burdened costs. GSK bears all costs for its activities under the license and distribution agreements.
     Under the license agreement, in December 2007, the Company received an $11.5 million upfront fee, and the Company will also receive tiered royalties, subject to reduction in certain circumstances, on net sales of any products sold under the license and distribution agreements. In turn, the Company is obligated to pay royalties to the University of Missouri based on net sales of any licensed products sold by GSK. GSK has an option to make a buy-out payment 20 years after the effective date of the agreements, after which time, GSK’s royalty obligations generally would end. To support GSK’s initial launch costs, the Company agreed to waive the first $2.5 million of aggregate royalties payable under the license and distribution agreements. Of the total $11.5 million upfront payment, the $2.5 million in waived royalty obligations was recorded as deferred revenue and will be recognized as revenue when the royalties are earned. The remaining $9.0 million is being amortized to revenue on a straight-line basis over an 18-month period, which represents the estimated period the Company is obligated to supply Zegerid products to GSK for sale in Puerto Rico and the USVI under the distribution agreement.
     The term of the license agreement continues so long as GSK is obligated to pay royalties, and the term of the distribution agreement continues as long as GSK sells the products, unless the agreements are terminated earlier by either GSK or the Company under specified circumstances. GSK may terminate the license agreement or the distribution agreement on six months prior written notice at any time. The Company may terminate the license agreement on a country-by-country basis in the event that GSK fails to satisfy certain diligence obligations. In addition, either party may terminate the license agreement or the distribution agreement in the event of the other party’s uncured material breach or bankruptcy or insolvency.
5. Co-Promotion Agreements
Otsuka America Pharmaceutical, Inc.
     The Company has a non-exclusive agreement with Otsuka America Pharmaceutical, Inc. (“Otsuka America”) under which Otsuka America is co-promoting Zegerid Capsules and Zegerid Powder for Oral Suspension to targeted U.S. physicians. The Company originally entered into the agreement in October 2004 and amended the terms of the agreement in January 2006. Under the agreement, the Company received a nonrefundable $15.0 million upfront payment from Otsuka America and pays Otsuka America a royalty on total U.S. net sales of Zegerid Capsules and Zegerid Powder for Oral Suspension. The agreement will terminate automatically on December 31, 2009, unless terminated sooner. In addition to other more limited termination rights, either party may terminate the agreement at any time by providing at least 120 days prior written notice. The $15.0 million upfront payment is being amortized to revenue on a straight-line basis over 63 months through December 31, 2009.
Victory Pharma, Inc.
     In June 2007, the Company entered into a co-promotion agreement with Victory to co-promote Naprelan® (naproxen sodium) Controlled Release Tablets to targeted primary care physicians in the U.S. Naprelan Tablets are a once-daily, controlled release formulation of naproxen sodium, a non-steroidal anti-inflammatory drug (“NSAID”) indicated for the treatment of a number of conditions, including arthritis and the relief of mild to moderate pain. Under the terms of the agreement, the Company receives a co-promotion fee equal to slightly more than half of the net sales value of the prescriptions generated by its target physicians, offset by an initial credit in recognition of existing sales. The Company is obligated to make a minimum number of annual and quarterly second position sales calls to target physicians. Victory is responsible for creating and developing, at its cost and expense, all product marketing materials as well as for handling all manufacturing, distribution, medical affairs and regulatory support for the products. The Company is responsible for all costs related to its sales force, and purchases samples and training and promotional literature at cost from Victory or its suppliers.
     The agreement will continue in effect until June 10, 2014 unless terminated sooner. In addition to other more limited termination rights, subject to 120 days prior written notice to Victory, the Company may terminate the agreement (a) at any time following the 18-month anniversary of the effective date of the agreement or (b) at any time if Victory is not continuing to provide marketing and promotional support for the products at specified minimum levels.
C.B. Fleet Company, Incorporated
     In August 2007, the Company entered into a co-promotion agreement with C.B. Fleet Company, Incorporated (“Fleet”) to co-promote the Fleet® Phospho-soda® EZ-PrepTM Bowel Cleansing System to the Company’s targeted gastroenterologists in the U.S. The product is a system for bowel preparation used prior to a medical procedure or examination, such as a colonoscopy. Under the terms of the agreement, Fleet pays the Company to promote the product based on a set fee per sales call, subject to a minimum and maximum number of sales calls. The Company is eligible to receive co-promotion fees of up to approximately $3.0 million over the term of the agreement, subject to reduction in the event of any early termination of the agreement. The Company also has the opportunity to earn bonus payments if unit sales exceed predetermined baselines. Fleet will be responsible for providing all training materials, promotional literature and product samples throughout the term of the agreement.
     The agreement will continue in effect until October 2008 unless terminated sooner or extended by the parties upon mutual written agreement. In addition to other more limited termination rights, either party may terminate the agreement at any time by providing 120 days prior written notice to the other party.
6. Long-Term Debt
     In July 2006, the Company entered into a loan agreement with Comerica Bank (“Comerica”). As of December 31, 2007, the Company had not borrowed any amounts under the loan agreement. The credit facility under the loan agreement consists of a revolving line of credit, under which the Company may request advances in an aggregate outstanding amount not to exceed $20.0 million. Under the loan agreement, the revolving loan bears interest, as selected by the Company, at either the variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” or the LIBOR rate (as computed in the LIBOR Addendum to the loan agreement) plus 2.25 percent. Interest payments on advances made under the loan agreement are due and payable in arrears on the first calendar day of each month during the term of the loan agreement. Amounts borrowed under the loan agreement may be repaid and re-borrowed at any time prior to July 28, 2009. The loan agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the loan agreement.
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
7. Commitments and Contingencies
Leases
     The Company leases its primary office facility and certain equipment under various operating leases. The facility lease provides for monthly rental payments and expires in March 2008. In conjunction with the facilities lease, the Company currently has a letter of credit outstanding for $400,000 naming the landlord as beneficiary. The letter of credit is fully secured by restricted cash and has automatic extensions each year until May 2008. The letter of credit will be reduced to $100,000 at March 31, 2008.
     In December 2007, the Company entered into a sublease agreement for the relocation of the Company’s primary office facility. The term of the sublease is expected to commence on or around April 1, 2008 and will expire on February 27, 2013. The sublease provides for an initial annual base rent from the scheduled commencement date until March 31, 2009 payable in monthly installments. The annual base rent is subject to 3.5% annual increases on April 1 of each calendar year throughout the term. The Company is also required to pay its pro rata share of any building and project operating costs that may exceed those operating costs incurred during the 2008 calendar year. The Company will receive an allowance to cover the cost of the Company’s tenant improvements in an amount not to exceed approximately $559,000, which will be provided in the form of an offset against the monthly installments of basic rent initially payable under the sublease. In conjunction with the sublease, in January 2008, the Company established a letter of credit in the amount of $150,000 naming the sublessor as beneficiary. The amount of the letter of credit automatically increased to $400,000 on January 15, 2008. As long as the Company is not in default of any of the material terms of the sublease, the amount of the letter of credit will be reduced to $300,000 on October 1, 2010 and $200,000 on February 28, 2012.
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
     At December 31, 2007, estimated annual future minimum payments under the Company’s operating leases are as follows:

2008	$1,052,000
2009	1,442,000
2010	1,094,000
2011	924,000
2012	957,000
Thereafter	80,000

Total minimum lease payments	$5,549,000

     Rent expense on facilities and equipment was approximately $2.5 million, $3.0 million and $2.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Other Long-Term Commitments
     The Company has entered into other long-term commitments for services requiring the Company to make payments of approximately $1.0 million and $66,000 in 2008 and 2009, respectively, and $54,000 in each year from 2010 to 2012.
     In November 2006, the Company entered into a service agreement with inVentiv Commercial Services, LLC (“inVentiv”), a commercialization services organization, under which inVentiv provides up to approximately 140 contract sales representatives to promote the Company’s Zegerid products in the U.S. The Company recognizes the revenue from Zegerid product sales generated by the promotional efforts of inVentiv and pays inVentiv a fee for providing the contract sales personnel.
     The initial term of the service agreement expires on December 1, 2008. The Company has the right to extend the term of the service agreement for up to two additional one year terms, subject to agreement on compensation terms with inVentiv. The Company may terminate the service agreement at any time by providing inVentiv at least 60 days prior written notice without paying a termination fee. In addition, either party may terminate the service agreement upon an uncured material breach by the other party or upon bankruptcy or insolvency of the other party. inVentiv may also terminate the service agreement if the Company fails to make timely payment under the service agreement.
Legal Proceedings
     In September 2007, the Company filed a lawsuit in the United States District Court for the District of Delaware against Par Pharmaceutical, Inc. (“Par”) for infringement of U.S. Patent Nos. 6,645,988; 6,489,346; and 6,699,885, each of which is listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”) for Zegerid Capsules. In October 2007, the Company filed an amended complaint to reflect the U.S. Patent and Trademark Office’s (“PTO’s”) issuance of an Ex Parte Reexamination Certificate for U.S. Patent No. 6,699,885 (the “‘885 patent”) as further described below. In December 2007, the Company filed a second lawsuit in the United States District Court for the District of Delaware against Par for infringement of U.S. Patent Nos. 6,645,988;

6,489,346; 6,699,885; and 6,780,882, each of which is listed in the Orange Book, for Zegerid Powder for Oral Suspension. The University of Missouri, licensor of the patents, is a co-plaintiff in the litigation. The lawsuits are in response to Abbreviated New Drug Applications (“ANDAs”) filed by Par with the FDA regarding Par’s intent to market generic versions of the Company’s Zegerid Capsules and Zegerid Powder for Oral Suspension products prior to the July 2016 expiration of the asserted patents. Each complaint seeks a judgment that Par has infringed the asserted patents and that the effective date of approval of Par’s ANDA shall not be earlier than the expiration date of the asserted patents. Par has filed answers in each case, primarily asserting non-infringement, invalidity and/or unenforceability. Par has also filed counterclaims seeking a declaration in its favor on those issues. In addition, Par is seeking a declaration that U.S. Patent No. 5,840,737, another patent listed in the Orange Book for Zegerid Powder for Oral Suspension, is not infringed, invalid and/or unenforceable. The Company has moved to dismiss, or in the alternative, stay these claims due to the pending reissue proceeding involving this patent. Discovery is expected to begin in the near future and a trial date has been scheduled in July 2009. Both lawsuits have been consolidated for all purposes.
     The Company commenced each of the lawsuits within the applicable 45 day period required to automatically stay, or bar, the FDA from approving Par’s ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. If the litigation is still ongoing after 30 months, the termination of the stay could result in the introduction of one or more generic products to Zegerid Capsules and/or Zegerid Powder for Oral Suspension prior to resolution of the litigation.
     Although the Company intends to vigorously defend and enforce its patent rights, the Company is not able to predict the outcome of the litigation. Any adverse outcome in this litigation could result in one or more generic versions of Zegerid Capsules and/or Zegerid Powder for Oral Suspension being launched before the expiration of the listed patents in July 2016, which could adversely affect the Company’s ability to successfully execute its business strategy to maximize the value of Zegerid Capsules and Zegerid Powder for Oral Suspension and would likely negatively impact the Company’s financial condition and results of operations. An adverse outcome may also impact the patent protection for the products being commercialized pursuant to the Company’s strategic alliances with GSK and Schering-Plough, which in turn may impact the amount of, or the Company’s ability to receive, milestone payments and royalties under those agreements. In addition, even if the Company prevails, the litigation will be costly, time consuming and distracting to management, which could have a material adverse effect on the Company’s business.
     In September 2007, the PTO issued an Ex Parte Reexamination Certificate for the ‘885 patent, which formally concluded the pending reexamination proceeding relating to the ‘885 patent, and confirmed the patentability of the ‘885 patent, as amended during the proceeding, over the references cited in the proceeding. The ‘885 patent is one of the five currently issued U.S. patents providing coverage for the Company’s Zegerid family of products, which patents expire in July 2016 and are licensed to us under the Company’s license agreement with the University of Missouri. The reexamination process is provided for by law and generally requires the PTO to consider the scope and validity of a patent based on questions raised by a third party or the PTO. In August 2005, an unidentified third party filed a Request for Ex Parte Reexamination of the ‘885 patent with the PTO. The PTO granted the Request for Reexamination and issued an initial office action, to which the Company and the University of Missouri submitted a response. The response included the Company’s and the University of Missouri’s positions relating to patentability as well as proposed amendments to certain of the claims of the ‘885 patent. In its September 2007 decision, the PTO confirmed the patentability of the ‘885 patent claims, as amended and added by the Company and the University of Missouri, over the references cited in the proceeding. Following the September 2007 action of the PTO, the ‘885 patent continues to provide patent coverage for the Company’s Zegerid products by generally covering methods for treating gastric acid related disorders by administering a composition consisting essentially of a PPI (at least a portion of which is not enterically coated), and a minimum specified amount of buffering agent, where a minimum serum concentration of the PPI is achieved within specified time periods.
     In December 2007, the University of Missouri filed an Application for Reissue of U.S. Patent No. 5,840,737 (the “‘737 patent”) with the PTO. The ‘737 patent is one of five issued patents listed in the Orange Book for Zegerid Powder for Oral Suspension. The ‘737 patent is not one of the three patents listed in the Orange Book for Zegerid Capsules. It is not feasible to predict the impact that the reissue proceeding may have on the scope and validity of the ‘737 patent claims. If the claims of the ‘737 patent ultimately are narrowed substantially or invalidated by the

PTO, the extent of the patent coverage afforded to the Company’s Zegerid family of products could be impaired, which could potentially harm the Company’s business and operating results.
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
Common Stock Offerings
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
     On February 3, 2006, the Company filed a resale shelf registration statement on Form S-3 with the Securities and Exchange Commission to facilitate Kingsbridge’s public resale of shares of the Company’s common stock which it may acquire from the Company from time to time in connection with the Company’s draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that the Company issued to Kingsbridge in connection with the CEFF. The resale shelf registration statement was declared effective on February 13, 2006. In the event that an effective registration statement is not available for the resale of securities purchased by Kingsbridge in connection with a draw down, the Company may be required to pay liquidated damages. In 2006, the Company completed four draw downs under the CEFF and issued a total of 5,401,787 shares in exchange for aggregate gross proceeds of $36.5 million. The Company did not initiate any draw downs under the CEFF during 2007. Accordingly, the remaining commitment of Kingsbridge under the CEFF for the potential purchase of the Company’s common stock is equal to the lesser of $38.5 million in cash consideration or 3,451,378 shares (which shares would be priced at a discount ranging from 6% to 10% of the average market price during any future draw down), subject to certain conditions and restrictions. In connection with the CEFF, the Company has incurred legal fees and other financing costs of approximately $240,000.
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
Warrants
     In 2002 and 2003, the Company issued warrants to purchase an aggregate of 1,284 shares of its common stock in connection with certain consulting services. The warrants are exercisable for a period of approximately 10 years with exercise prices ranging from $1.05 to $2.10 per share. In February 2006, in connection with the CEFF with Kingsbridge, the Company issued a warrant to Kingsbridge to purchase 365,000 shares of the Company’s common stock at a price of $8.2836 per share. The warrant is fully exercisable beginning after the six month anniversary of the agreement for a period of five years thereafter. As of December 31, 2007, warrants to purchase 366,284 shares of common stock were outstanding.
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
     In January 2004, the Company adopted the 2004 Equity Incentive Award Plan (the “2004 Plan”). The 2004 Plan was approved by the Company’s stockholders in February 2004, became effective with the Company’s initial public offering in April 2004 and was subsequently amended and restated in July 2004. As of December 31, 2007, the Company was authorized to issue options to purchase 10,728,242 shares of its common stock under the 2004 Plan and had 2,370,241 shares available for future issuance. In addition, the 2004 Plan contains an “evergreen provision” that allows for an annual increase in the number of shares available for issuance on the first day of the fiscal year, equal to the lesser of 5% of the outstanding capital stock on each January 1, 2,500,000 shares, or an amount determined by the Company’s board of directors. Effective January 1, 2008, the number of shares available for issuance was increased by 2,500,000 shares through the “evergreen provision.” The number of shares of common stock available for issuance will be further increased by any options that are repurchased, forfeited, cancelled or expire under the 1998 Plan.
     In October 2007, the Company’s board of directors approved certain equity compensation programs for employees below the vice president level which became effective on November 6, 2007. With the intent of positively impacting employee morale, these programs included the granting of options to purchase an aggregate total of 1,657,074 shares of the Company’s common stock as well as accelerating the vesting of out-of-the-money existing stock options with per share exercise prices of $5.00 or greater. Additionally, the decision to accelerate the vesting of these stock options was made to reduce the total stock-based compensation in the Company’s statement of operations in future financial statements relating to options granted to employees below the vice president level. The Company recognized $5.7 million in stock-based compensation expense associated with the stock option vesting acceleration on November 6, 2007.
     Options generally vest over periods ranging from one to five years and expire ten years from the date of grant. Certain options are immediately exercisable, and unvested common shares obtained upon early exercise of options are subject to repurchase by the Company at the original issue price. As of December 31, 2007, 3,939 shares issued from the early exercise of unvested options were subject to repurchase by the Company.

     A summary of stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (years)	Value
Outstanding at January 1, 2007	6,541,684	$6.10
Granted	4,044,491	4.92
Exercised	(96,852)	2.85
Forfeited/expired	(540,859)	7.55

Outstanding at December 31, 2007	9,948,464	$5.57	7.90	$2,378,928

Exercisable at December 31, 2007	6,949,979	$6.04	7.29	$2,070,828

     The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices that were lower than the $2.75 closing price of the Company’s common stock on December 31, 2007. The total intrinsic value of options exercised in the years ended December 31, 2007, 2006 and 2005 was approximately $228,000, $1.5 million and $388,000, respectively, determined as of the date of exercise. The Company received approximately $276,000, $1.5 million and $138,000 in cash from options exercised in the years ended December 31, 2007, 2006 and 2005, respectively.
     The Company accounts for options issued to non-employees under SFAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services. As such, the value of options issued to non-employees is periodically remeasured as the underlying options vest. For the years ended December 31, 2007, 2006 and 2005, stock-based compensation related to stock options issued to non-employees was approximately $46,000, $505,000 and $114,000, respectively.
     For the years ended December 31, 2007 and 2006, the Company recognized approximately $11.7 million and $9.3 million, respectively, of total stock-based compensation in accordance with SFAS No. 123(R) and EITF Issue No. 96-18.
Employee Stock Purchase Plan
     In April 2004, the Company implemented the employee stock purchase plan, which was approved by the Company’s stockholders in February 2004 and subsequently amended and restated in July 2004 and November 2007. Under the Amended and Restated Employee Stock Purchase Plan (the “ESPP”), employees may contribute up to 20%, subject to certain maximums, of their cash earnings through payroll deductions, to be used to purchase shares of the Company’s common stock on each semi-annual purchase date. The purchase price will be equal to 85% of the market value per share on the employee’s entry date into the offering period, or if lower, 85% of the fair market value on the specified purchase date. The Company initially reserved 400,000 shares of common stock for issuance under the ESPP. In addition, the ESPP contains an “evergreen provision” that allows for an annual increase in the number of shares available for issuance on the first day of the fiscal year, equal to the lesser of 1% of the outstanding capital stock on each January 1, 500,000 shares, or an amount determined by the Company’s board of directors. As of December 31, 2007, the Company had issued 1,707,840 shares of common stock under the ESPP and had 114 shares available for future issuance. Effective January 1, 2008, the number of shares available for issuance was increased by 500,000 shares through the “evergreen provision.”

Shares Reserved for Future Issuance
     Common stock reserved for future issuance as of December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
Stock options issued and outstanding	9,948,464	6,543,006
Authorized for future issuance under equity compensation plans	2,370,355	3,360,676
Stock warrants outstanding	366,284	366,284

	12,685,103	10,269,966

9. 401(k) Plan
     The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. Effective in January 2007, the Company matches 25% of employee contributions up to 6% of eligible compensation, with cliff vesting over five years from the date of hire. Employer contributions were approximately $376,000 in 2007.
10. Income Taxes
     On July 13, 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.
     The Company adopted the provisions of FIN No. 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption and there are no unrecognized tax benefits included in the balance sheet at December 31, 2007 that would, if recognized, affect the effective tax rate.
     The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s balance sheets at December 31, 2007 and 2006 and has recognized $0 in interest and/or penalties in the statement of operations for the year ended December 31, 2007.
     The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 1997 and forward are subject to examination by the Federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.
     The Company is currently undergoing a Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. Until this analysis has been completed the Company has removed the deferred tax assets for net operating losses of $82.9 million and research and development credits of $4.8 million generated through 2007 from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its unrecognized tax benefits under FIN No. 48. The Company expects the Section 382/383 analysis to be completed within the next 12 months. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.
     At December 31, 2007, the Company had Federal and California income tax net operating loss carryforwards of approximately $217.4 million and $111.1 million, respectively. The Federal and California tax loss carryforwards will begin expiring in 2012, unless previously utilized. The Company also has tax loss carryforwards in various other states totaling approximately $61.0 million that will begin to expire in 2009, unless previously utilized. In addition, the Company has Federal and California research credit carryforwards of $3.5 million and $2.0 million, respectively. The Federal research and development credit carryforwards will begin to expire in 2019 unless previously utilized. The California research and development credit carryforwards will carry forward indefinitely until utilized.
     Significant components of the Company’s deferred tax assets as of December 31, 2007 and 2006 are listed below. A valuation allowance of $18.6 million and $94.8 million at December 31, 2007 and 2006, respectively, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain. Amounts are shown as of December 31, of the respective years:

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$—	$81,100,000
Research and development credits	—	4,637,000
Capitalized research and development	177,000	410,000
Depreciation and amortization	139,000	107,000
Accrued rebates	7,367,000	2,733,000
Deferred revenue	6,098,000	3,380,000
Other	4,812,000	2,443,000

Total deferred tax assets	18,593,000	94,810,000
Valuation allowance	(18,593,000)	(94,810,000)

Net deferred tax assets	$—	$—

Schedule II — Valuation and Qualifying Accounts

		Additions		Deductions
				Actual Cash	Actual Cash
				Discounts,	Discounts,
		Provision	Charged	Chargebacks, and	Chargebacks, and
	Balance at	Related	Against	Other Discounts	Other Discounts	Balance at
	Beginning of	to Current	Balance Sheet	Related to Current	Related to Prior	End of
	Period	Period Sales	Accounts	Period Sales	Period Sales	Period
Allowance for cash discounts, chargebacks, and other sales discounts:
For the year ended December 31, 2007	$(686,868)	$(7,152,990)	$—	$5,876,088	$436,938	$(1,526,832)
For the year ended December 31, 2006	(244,848)	(3,175,074)	99,543	2,486,399	147,112	(686,868)
For the year ended December 31, 2005	(259,901)	(999,915)	467,774	547,194	—	(244,848)

		Additions		Deductions
	Balance at	Charged to	Charged			Balance at
	Beginning of	Costs and	Against Balance			End of
	Period	Expenses	Sheet Accounts	Other		Period
Allowance for excess and obsolete inventory:
For the year ended December 31, 2007	$(409,364)	$(194,921)	$—	$438,596	(1)	$(165,689)
For the year ended December 31, 2006	(207,145)	(396,841)	—	194,622	(1)	(409,364)
For the year ended December 31, 2005	(1,728,580)	(141,096)	(619,747)	2,282,278	(1)	(207,145)

		Additions		Deductions
		Provision	Provision	Actual Returns	Actual Returns
	Balance at	Related	Related	or Credits	or Credits			Balance at
	Beginning of	to Current	to Prior	Related to	Related to			End of
	Period	Period Sales	Period Sales	Current Period	Prior Period	Other		Period
Allowance for product returns:
For the year ended December 31, 2007	$(1,623,023)	$(4,495,339)	$(1,894,617)	$42,963	$2,023,099	$—	(2)	$(5,946,917)
For the year ended December 31, 2006	(4,463,616)	—	—	—	—	2,840,593	(3)	(1,623,023)
For the year ended December 31, 2005	(7,057,208)	—	—	—	—	2,593,592	(4)	(4,463,616)

(1)	Deductions in allowance for excess and obsolete inventory represent physical disposition of inventory.

(2)	Deductions in allowance for product returns represent actual product returns.

(3)	Deductions in allowance for product returns represent actual product returns of approximately $1.9 million and a reduction in the allowance due to the determination that the Company could reasonably estimate future product returns.

(4)	Deductions in allowance for product returns represent actual product returns of approximately $881,000 and a reduction in the allowance based upon an analysis of prescription demand in excess of product shipments to wholesale distributors.