Form 10-Q
period 2008-03-31
SANTARUS INC
filed 2008-05-08
CIK 1172480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 000-50651
SANTARUS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0734433 (I.R.S. Employer Identification No.)

3721 Valley Centre Drive, Suite 400, San Diego, CA (Address of principal executive offices)	92130 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of April 30, 2008 was 51,318,168.

SANTARUS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
 i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Santarus, Inc.
Condensed Balance Sheets
(unaudited)

	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$52,415,695	$58,382,366
Short-term investments	—	6,295,380
Accounts receivable, net	11,676,556	9,680,667
Inventories, net	5,444,688	6,157,383
Other current assets	2,487,188	2,339,742

Total current assets	72,024,127	82,855,538

Long-term restricted cash	1,800,000	1,400,000
Long-term investments	4,099,128	—
Property and equipment, net	1,114,117	667,594
Other assets	361,688	421,115

Total assets	$79,399,060	$85,344,247

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$40,430,637	$37,354,912
Allowance for product returns	7,161,815	5,946,917
Current portion of deferred revenue	13,972,008	13,972,008

Total current liabilities	61,564,460	57,273,837

Deferred revenue, less current portion	9,254,390	12,722,007
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized at March 31, 2008 and December 31, 2007; no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized at March 31, 2008 and December 31, 2007; 51,316,931 and 51,315,485 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	5,132	5,132
Additional paid-in capital	320,393,506	319,342,022
Accumulated other comprehensive (loss) income	(200,872)	52
Accumulated deficit	(311,617,556)	(303,998,803)

Total stockholders’ equity	8,580,210	15,348,403

Total liabilities and stockholders’ equity	$79,399,060	$85,344,247

See accompanying notes.

Santarus, Inc.
Condensed Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Product sales, net	$19,415,005	$17,027,181
Contract revenue	5,050,662	1,930,502

Total revenues	24,465,667	18,957,683
Costs and expenses:
Cost of product sales	1,694,684	1,647,500
License fees and royalties	2,728,706	2,383,805
Research and development	1,706,261	1,633,659
Selling, general and administrative	26,515,911	30,647,402

Total costs and expenses	32,645,562	36,312,366

Loss from operations	(8,179,895)	(17,354,683)
Interest and other income, net	561,142	918,261

Net loss	$(7,618,753)	$(16,436,422)

Basic and diluted net loss per share	$(0.15)	$(0.32)

Weighted average shares outstanding to calculate basic and diluted net loss per share	51,312,875	50,705,298
See accompanying notes.

Santarus, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Operating activities
Net loss	$(7,618,753)	$(16,436,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	160,566	192,910
Stock-based compensation	1,050,219	1,538,838
Changes in operating assets and liabilities:
Accounts receivable, net	(1,995,889)	(1,745,166)
Inventories, net	712,695	398,732
Other current assets	(147,446)	(1,006,553)
Other assets	3,600	(2,930)
Accounts payable and accrued liabilities	3,075,725	5,231,338
Allowance for product returns	1,214,898	143,775
Deferred revenue	(3,467,617)	(1,930,502)

Net cash used in operating activities	(7,012,002)	(13,615,980)

Investing activities
Purchase of short-term investments	(950,000)	—
Sales and maturities of short-term investments	2,928,533	—
Long-term restricted cash	(400,000)	300,000
Purchases of property and equipment	(534,467)	(217,727)

Net cash provided by investing activities	1,044,066	82,273

Financing activities
Exercise of stock options	1,265	469

Net cash provided by financing activities	1,265	469

Decrease in cash and cash equivalents	(5,966,671)	(13,533,238)
Cash and cash equivalents at beginning of the period	58,382,366	70,883,641

Cash and cash equivalents at end of the period	$52,415,695	$57,350,403

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
2. Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles related to the preparation of interim financial statements and the rules and regulations of the U.S. Securities and Exchange Commission related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all information and disclosures required by GAAP for complete financial statements. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.
     Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any future periods. For further information, please see the financial statements and related disclosures included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
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

     The Company recognizes revenue from product sales in accordance with SAB No. 104 and Statement of Financial Accounting Standard (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists. Among its criteria for revenue recognition from sale transactions where a buyer has a right of return, SFAS No. 48 requires the amount of future returns to be reasonably estimable. The Company recognizes product sales net of estimated allowances for product returns, estimated rebates in connection with contracts relating to managed care, Medicaid, Medicare, and patient coupons, and estimated chargebacks from distributors, wholesaler fees and prompt payment and other discounts.
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
     The Company’s allowance for product returns was $7.2 million as of March 31, 2008 and $5.9 million as of December 31, 2007. In the three months ended March 31, 2008, the Company increased its allowance for product returns by approximately $454,000 in connection with an increase in the wholesale acquisition cost (“WAC”) for Zegerid Capsules in April 2008. In order to provide a basis for estimating future product returns on sales to its customers at the time title transfers, the Company has been tracking its Zegerid products return history from the time of its first commercial product launch of Zegerid Powder for Oral Suspension 20 mg in late 2004, taking into consideration product expiration dating and estimated inventory levels in the distribution channel. The Company recognizes product sales at the time title passes to its customers, and the Company provides for an estimate of future product returns at that time based upon its historical product returns trends, analysis of product expiration dating and inventory levels in the distribution channel, and the other factors discussed above. There may be a significant time lag between the date the Company determines the estimated allowance and when it receives the product return and issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods. In 2007, based upon the Company’s review of additional product returns history gathered through the end of 2007 and analysis of product expiration dating and estimated inventory in the distribution channel, the Company increased its estimate for product returns to reflect actual experience accordingly. This change in estimate provided for potential product returns related to sales in prior periods and resulted in an increase to net loss of approximately $1.9 million in 2007.

     The Company’s allowance for rebates, chargebacks and other discounts was $24.2 million as of March 31, 2008 and $21.0 million as of December 31, 2007. These allowances reflect an estimate of the Company’s liability for rebates due to managed care organizations under specific contracts, rebates due to various governmental organizations under Medicaid and Medicare contracts and regulations, chargebacks due to various organizations purchasing the Company’s products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. The Company estimates its liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, the Company evaluates its outstanding contracts and applies the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, the Company projects the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicaid, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by the Company and/or its competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date the Company determines the estimated allowance and when the Company makes the contractual payment or issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods. To date, actual results have not materially differed from the Company’s estimates.
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
4. Stock-Based Compensation
     For the three months ended March 31, 2008 and 2007, the Company recognized approximately $1.1 million and $1.5 million of total stock-based compensation, respectively, in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”) and EITF Issue No. 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services. As of March 31, 2008, total unrecognized compensation cost related to stock options and employee stock purchase plan rights was approximately $9.0 million, and the weighted average period over which it was expected to be recognized was 2.7 years. In March 2008, the Company granted options to purchase 2,384,877 shares of its common stock in connection with annual option grants to all eligible employees. These stock options generally vest over a four-year period from the date of grant. Certain of these stock options for employees at or above the vice president level vest upon the attainment of specific financial performance targets. The measurement date of stock options containing performance-based vesting is the date the stock option grant is authorized and the specific performance goals are communicated. Compensation expense is recognized based on the probability that the performance criteria will be met. The recognition of compensation expense associated with performance-based vesting requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. The continued assessment of probability may result in additional expense recognition or expense reversal depending on the level of achievement of the performance goals.

5. Comprehensive Income (Loss)
     Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss), specifically unrealized gains and losses on securities available-for-sale. Comprehensive loss consists of the following:

	Three Months Ended
	March 31,
	2008	2007
Net loss	$(7,618,753)	$(16,436,422)
Unrealized loss on investments	(200,924)	—

Comprehensive loss	$(7,819,677)	$(16,436,422)

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

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net loss	$(7,618,753)	$(16,436,422)

Denominator:
Weighted average common shares outstanding	51,316,152	50,725,357
Weighted average unvested common shares subject to repurchase	(3,277)	(20,059)

Denominator for basic and diluted net loss per share	51,312,875	50,705,298

Basic and diluted net loss per share	$(0.15)	$(0.32)

7. Segment Reporting
     Management has determined that the Company operates in one business segment which is the acquisition, development and commercialization of pharmaceutical products.
8. Fair Value Measurements
     Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in accordance with GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements.
     SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

     The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at March 31, 2008 are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$4,613,304	$—	$—	$4,613,304
U.S. government sponsored enterprise securities	—	18,743,201	—	18,743,201
Commercial paper	—	30,859,190	—	30,859,190
Municipal debt obligations	—	—	4,099,128	4,099,128

	$4,613,304	$49,602,391	$4,099,128	$58,314,823

     All Level 3 assets held as of March 31, 2008 consist of municipal debt obligations with an auction rate reset mechanism issued by state municipalities. These auction rate securities are high-grade (AAA rated) debt instruments with a long-term maturity and an interest rate that is reset in short-term intervals (every 28 days) through auctions. Due to recent conditions in the global credit markets, in March and April 2008, the Company was informed that there was insufficient demand at auctions for its auction rate securities, representing a par value of approximately $4.3 million. As a result, these affected securities are currently not liquid and the interest rates have been reset to predetermined higher rates. Due to the illiquid state of these investments, the Company has reclassified the balance of its auction rate securities from short-term to long-term investments in the condensed balance sheet as of March 31, 2008.
     Typically the fair value of auction rate securities approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its auction rate securities at the maximum contractual rates, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of auction rate securities no longer approximates par value. The Company has used a discounted cash flow model to determine the estimated fair value of its investment in auction rate securities as of March 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the auction rate securities. Based on this assessment of fair value, the Company recorded an unrealized loss of approximately $201,000 related to its auction rate securities as of March 31, 2008. Management believes this unrealized loss is primarily attributable to the limited liquidity of these investments and has no reason to believe that any of the underlying issuers are presently at risk of default.
     The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of March 31, 2008:

Municipal
Debt
Obligations
Balance at December 31, 2007	$—
Transfers in	4,300,000
Unrealized loss included in other comprehensive loss	(200,872)

Balance at March 31, 2008	$4,099,128

9. Balance Sheet Details
     Inventories, net consist of the following:

	March 31,	December 31,
	2008	2007
Raw materials	$1,704,032	$1,511,220
Finished goods	4,149,566	4,811,852

	5,853,598	6,323,072
Allowance for excess and obsolete inventory	(408,910)	(165,689)

	$5,444,688	$6,157,383

     Inventories are stated at the lower of cost (FIFO) or market and consist of finished goods and raw materials used in the manufacture of the Company’s Zegerid Capsules and Zegerid Powder for Oral Suspension products. Also included in inventories are product samples of Naprelan® (naproxen sodium) Controlled Release Tablets which the Company purchases from Victory Pharma, Inc. under its co-promotion agreement. The Company provides reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and on firm purchase commitments, compared to forecasts of future sales.
     Accounts payable and accrued liabilities consist of the following:

	March 31,	December 31,
	2008	2007
Accounts payable	$4,614,952	$5,179,954
Accrued compensation and benefits	4,072,522	5,359,756
Accrued rebates	22,287,264	19,478,658
Accrued royalties	2,728,705	3,363,914
Other accrued liabilities	6,727,194	3,972,630

	$40,430,637	$37,354,912

10. Contingencies
     In September 2007, the Company filed a lawsuit in the United States District Court for the District of Delaware against Par Pharmaceutical, Inc. (“Par”) for infringement of U.S. Patent Nos. 6,645,988; 6,489,346; and 6,699,885, each of which is listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”) for Zegerid Capsules. In October 2007, the Company filed an amended complaint to reflect the U.S. Patent and Trademark Office’s (“PTO’s”) issuance of an Ex Parte Reexamination Certificate for U.S. Patent No. 6,699,885 (the “‘885 patent”). In December 2007, the Company filed a second lawsuit in the United States District Court for the District of Delaware against Par for infringement of U.S. Patent Nos. 6,645,988; 6,489,346; 6,699,885; and 6,780,882, each of which is listed in the Orange Book, for Zegerid Powder for Oral Suspension. The University of Missouri, licensor of the patents, is a co-plaintiff in the litigation. The lawsuits are in response to Abbreviated New Drug Applications (“ANDAs”) filed by Par with the FDA regarding Par’s intent to market generic versions of the Company’s Zegerid Capsules and Zegerid Powder for Oral Suspension products prior to the July 2016 expiration of the asserted patents. Each complaint seeks a judgment that Par has infringed the asserted patents and that the effective date of approval of Par’s ANDA shall not be earlier than the expiration date of the asserted patents. Par has filed answers in each case, primarily asserting non-infringement, invalidity and/or unenforceability. Par has also filed counterclaims seeking a declaration in its favor on those issues. In addition, Par is seeking a declaration that U.S. Patent No. 5,840,737 (the “‘737 patent”) is not infringed, invalid and/or unenforceable. The ‘737 patent is one of five issued patents listed in the Orange Book for Zegerid Powder for Oral Suspension. The ‘737 patent is not one of the three patents listed in the Orange Book for Zegerid Capsules. The Company has moved to dismiss, or in the alternative, stay these claims due to the pending reissue proceeding involving the ‘737 patent. The discovery phase of the lawsuits has just begun. A trial date has been scheduled in July 2009. Both lawsuits have been consolidated for all purposes.
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

     Although the Company intends to vigorously defend and enforce its patent rights, the Company is not able to predict the outcome of the litigation. Any adverse outcome in this litigation could result in one or more generic versions of Zegerid Capsules and/or Zegerid Powder for Oral Suspension being launched before the expiration of the listed patents in July 2016, which could adversely affect the Company’s ability to successfully execute its business strategy to maximize the value of Zegerid Capsules and Zegerid Powder for Oral Suspension and would likely negatively impact the Company’s financial condition and results of operations. An adverse outcome may also impact the patent protection for the products being commercialized pursuant to the Company’s strategic alliances with Glaxo Group Limited, an affiliate of GlaxoSmithKline plc (“GSK”) and Schering-Plough Healthcare Products, Inc. (“Schering-Plough”), which in turn may impact the amount of, or the Company’s ability to receive, milestone payments and royalties under those agreements. In addition, even if the Company prevails, the litigation will be costly, time consuming and distracting to management, which could have a material adverse effect on the Company’s business.
     In December 2007, the University of Missouri filed an Application for Reissue of the ‘737 patent with the PTO. It is not feasible to predict the impact that the reissue proceeding may have on the scope and validity of the ‘737 patent claims. If the claims of the ‘737 patent ultimately are narrowed substantially or invalidated by the PTO, the extent of the patent coverage afforded to the Company’s Zegerid family of products could be impaired, which could potentially harm the Company’s business and operating results.
11. Accounting Pronouncements
Adoption of Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115. SFAS No. 159 allows certain financial assets and liabilities to be recognized, at the Company’s election, at fair market value, with any gains or losses for the period recorded in the statement of operations. SFAS No. 159 includes available-for-sale securities in the assets eligible for this treatment. Currently, the Company records the gains or losses for the period in comprehensive income (loss) and in the equity section of the balance sheet. SFAS No. 159 is effective for the Company on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial statements.
     In June 2007, the EITF issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities. The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF Issue No. 07-3 is effective for new contracts entered into beginning on January 1, 2008. The adoption of EITF Issue No. 07-3 did not have a material impact on the Company’s financial statements.
Pending Adoption of Accounting Pronouncements
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
     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (an amendment of Accounting Research Bulletin No. 51). SFAS No. 160 requires that non-controlling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the non-controlling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. This statement is effective for fiscal years beginning after December 31, 2008, and shall be applied prospectively. However, the presentation and disclosure requirements of SFAS No. 160 are required to be applied retrospectively for all periods presented. The retrospective presentation and disclosure requirements of this statement will be applied to any prior periods presented in financial statements for the fiscal year ending December 31, 2009, and later periods during which the Company had a consolidated subsidiary with a non-controlling interest. As of March 31, 2008, the Company does not have any consolidated subsidiaries in which there is a non-controlling interest.
12. Subsequent Events
     On April 15, 2008, the Company provided notice to Otsuka America Pharmaceutical, Inc. (“Otsuka America”) of the Company’s intent to terminate their co-promotion agreement for Zegerid Capsules and Powder for Oral Suspension effective August 13, 2008, or earlier as the parties may mutually agree. The Company and Otsuka America entered into the co-promotion agreement in October 2004 to co-promote Zegerid products in the U.S. through December 31, 2009, unless terminated earlier under amended terms agreed to in January 2006. Following the effective date of termination, there will be no continuing financial commitments for either company, and the Company will no longer be obligated to pay a high single-digit royalty on Zegerid net sales to Otsuka America. In addition, the Company anticipates that it will accelerate the timeframe over which it amortizes the remaining balance of the $15 million up-front payment previously received from Otsuka America in October 2004. The remaining deferred revenue balance related to the up-front payment was approximately $5.0 million as of March 31, 2008.
     On May 6, 2008, the Company and C.B. Fleet Company, Incorporated (“Fleet”) entered into an amendment to their co-promotion agreement dated August 24, 2007 regarding the co-promotion by the Company of the Fleet® Phospho-soda® EZ-Prep™ Bowel Cleansing System to gastroenterologists in the U.S. The amendment increases the maximum number of sales calls for which the Company is eligible to receive co-promotion fees from Fleet and specifies the maximum number of sales calls on a monthly basis. The increase in the maximum number of sales calls increases the maximum amount of co-promotion fees that the Company is eligible to receive from approximately $3.0 million to approximately $4.8 million over the one-year term of the agreement. The amendment also shortens the notice period for either party to terminate the agreement without cause from 120 days to 45 days. Pursuant to the terms of the amendment, in the event Fleet terminates the agreement without cause, it will be obligated to pay the Company any potential co-promotion fees not yet paid under the amendment.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

     We are a specialty pharmaceutical company focused on acquiring, developing and commercializing proprietary products that address the needs of patients treated by gastroenterologists or primary care physicians. The primary focus of our current efforts is the commercialization of our proprietary, immediate-release proton pump inhibitor, or PPI, technology for the treatment of upper gastrointestinal, or GI, diseases and disorders, including gastroesophageal reflux disease, or GERD. In the U.S. prescription market, our commercial organization promotes our Zegerid® (omeprazole/sodium bicarbonate) products to targeted gastroenterologists and primary care physicians in the primary detail position. To further leverage our proprietary PPI technology and diversify our sources of revenue, we have entered into strategic alliances with Schering-Plough Consumer Healthcare Products, Inc., or Schering-Plough, for the U.S. and Canadian over-the-counter, or OTC, markets, and with Glaxo Group Limited, an affiliate of GlaxoSmithKline, plc, or GSK, for prescription and OTC markets in up to 114 countries in Africa, Asia, the Middle-East, and Central and South America, as well as prescription markets in Puerto Rico and the U.S. Virgin Islands. In addition to our efforts related to our PPI technology, our commercial organization co-promotes additional primary care and gastroenterology products in the U.S. Our goal is to become a leading specialty pharmaceutical company, and we plan to continue to seek to maximize the value of our PPI technology, as well as expand our product portfolio through co-promotion, licensing or acquisition of marketed or late stage proprietary products.
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
     We have established a commercial organization that is targeting the highest PPI-prescribing physicians in the U.S., with a focus on approximately 26,000 office-based gastroenterologists and primary care physicians. We estimate that this group of physicians collectively wrote approximately one-third of the value of PPI prescriptions written in 2007. We believe our concentration on high-volume PPI prescribers enables us to effectively promote our products with a relatively focused sales and marketing organization. Our field sales organization includes our own sales representatives and fully-dedicated contract sales representatives under our contract sales organization agreement with inVentiv Commercial Services, LLC, or inVentiv.
     We also have a non-exclusive agreement with Otsuka America Pharmaceutical Inc., or Otsuka America, under which Otsuka America has been co-promoting Zegerid Capsules and Zegerid Powder for Oral Suspension to targeted U.S. physicians. We originally entered into the agreement in October 2004 and amended the terms of the agreement in January 2006. Under the agreement, we received a $15.0 million upfront payment from Otsuka America and pay Otsuka America a royalty on total U.S. net sales of Zegerid Capsules and Zegerid Powder for Oral Suspension. We recently provided notice to Otsuka America of our intent to terminate our co-promotion agreement effective in August 2008, or earlier as we and Otsuka America may mutually agree.

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
     In October 2006, we entered into a license agreement with Schering-Plough granting rights to develop, manufacture, market and sell Zegerid brand omeprazole products using our patented PPI technology for the OTC market in the U.S. and Canada. In November 2006, we received a $15.0 million upfront license fee. In August 2007, we received a $5.0 million milestone payment relating to progress on clinical product development strategy. We may receive up to an additional $22.5 million in milestone payments upon the achievement of specified regulatory milestones and up to an additional $37.5 million in milestone payments upon the achievement of specified sales milestones. In March 2008, Schering-Plough submitted an NDA in the U.S. for a Zegerid branded omeprazole/sodium bicarbonate product in a 20 mg dosage strength of omeprazole. We will also receive low double-digit royalties, subject to adjustment in certain circumstances, on net sales of any OTC products sold by Schering-Plough under the license agreement. In turn, we will be obligated to pay royalties to the University of Missouri based on net sales of any OTC products sold by Schering-Plough. The license agreement will remain in effect as long as Schering-Plough is marketing products under the license agreement in the U.S. or Canada. Schering-Plough may terminate the agreement on 180 days prior written notice if it does not meet a specified deadline for receiving marketing approval in the U.S. for a licensed product. In addition, either party may terminate the agreement in the event of uncured material breach of a material obligation, subject to certain limitations, or in the event of bankruptcy or insolvency.
     In June 2007, we entered into a co-promotion agreement with Victory Pharma, Inc., or Victory, to co-promote Naprelan® (naproxen sodium) Controlled Release Tablets to targeted primary care physicians in the U.S. Naprelan Tablets are a once-daily, controlled release formulation of naproxen sodium, a non-steroidal anti-inflammatory drug, or NSAID, indicated for the treatment of a number of conditions, including arthritis and the relief of mild to moderate pain. We trained our field sales representatives and commenced promotional activities for the Naprelan products in the third quarter of 2007. Under the terms of the agreement, we receive a co-promotion fee equal to slightly more than half of the net sales value of the prescriptions generated by our target physicians. We are obligated to make a minimum number of annual and quarterly second position sales calls to target physicians. Victory is responsible for creating and developing, at its cost and expense, all product marketing materials as well as for handling all manufacturing, distribution, medical affairs and regulatory support for the products. We are responsible for all costs related to our sales force, and we purchase samples and training and promotional literature at cost from Victory or its suppliers. The agreement will continue in effect until June 10, 2014 unless terminated sooner. In addition to other more limited termination rights, subject to 120 days prior written notice to Victory, we may terminate the agreement (a) at any time following the 18-month anniversary of the effective date of the agreement or (b) at any time if Victory is not continuing to provide marketing and promotional support for the products at specified minimum levels.
     In August 2007, we entered into a co-promotion agreement with C.B. Fleet Company, Incorporated, or Fleet, which was subsequently amended in May 2008, to co-promote the Fleet® Phospho-soda® EZ-Prep™ Bowel Cleansing System to our targeted gastroenterologists in the U.S. The Fleet product is a system for bowel preparation used prior to a medical procedure or examination, such as a colonoscopy. We commenced promotional activities for the product in the fourth quarter of 2007. Under the terms of the agreement, Fleet pays us based on a set fee per sales call, subject to a minimum and maximum number of sales calls. We are eligible to receive co-promotion fees of up to approximately $4.8 million over the term of the agreement. We also have the opportunity to earn bonus payments if unit sales exceed predetermined baselines. We did not pay an upfront fee and do not expect to incur any material incremental expenses associated with our promotion of the product. Fleet is responsible for providing all training materials, promotional literature and product samples throughout the term of the agreement. The agreement will continue in effect until October 2008 unless terminated sooner or extended by the parties upon mutual written agreement. In addition to other more limited termination rights, either party may terminate the agreement at any time by providing 45 days prior written notice to the other party.

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
     Under the license agreement, in December 2007, we received an $11.5 million upfront fee, and we receive tiered royalties, subject to reduction in certain circumstances, on net sales of any products sold under the license and distribution agreements. In turn, we are obligated to pay royalties to the University of Missouri based on net sales of any licensed products sold by GSK. GSK has an option to make a buy-out payment 20 years after the effective date of the agreements, after which time GSK’s royalty obligations generally would end. To support GSK’s initial launch costs, we agreed to waive the first $2.5 million of aggregate royalties payable under the license and distribution agreements. The term of the license agreement continues so long as GSK is obligated to pay royalties, and the term of the distribution agreement continues as long as GSK sells the products, unless the agreements are terminated earlier by either GSK or us under specified circumstances. GSK may terminate the license agreement or the distribution agreement on six months prior written notice at any time. We may terminate the license agreement on a country-by-country basis in the event that GSK fails to satisfy certain diligence obligations. In addition, either party may terminate the license agreement or the distribution agreement in the event of the other party’s uncured material breach or bankruptcy or insolvency.
     We have incurred significant losses since our inception. We had an accumulated deficit of $311.6 million as of March 31, 2008. These losses have resulted principally from costs incurred in connection with license fees, research and development activities, including costs of clinical trial activities associated with our Zegerid products, commercialization activities and general and administrative expenses.
     We expect to incur additional operating losses and capital expenditures as we support the commercialization of Zegerid Capsules and Zegerid Powder for Oral Suspension and our commercial organization, enhance our product portfolio through development and commercialization of acquired or internally developed proprietary products and fund our administrative support activities.
     In February 2006, we entered into a committed equity financing facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge, which may entitle us to sell and obligate Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. In connection with the CEFF, we entered into a common stock purchase agreement and registration rights agreement, and we also issued a warrant to Kingsbridge to purchase 365,000 shares of our common stock at a price of $8.2836 per share. The warrant is fully exercisable beginning after the six-month anniversary of the agreement for a period of five years thereafter. On February 3, 2006, we filed a resale shelf registration statement on Form S-3 with the Securities and Exchange Commission to facilitate Kingsbridge’s public resale of shares of our common stock which it may acquire from us from time to time in connection with our draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that we issued to Kingsbridge in connection with the CEFF. The resale shelf registration statement was declared effective on February 13, 2006. In 2006, we completed four draw downs under the CEFF and have issued a total of 5,401,787 shares in exchange for aggregate gross proceeds of $36.5 million. We did not initiate any draw downs under the CEFF during 2007 or during the three months ended March 31, 2008.

     In July 2006, we entered into a loan agreement with Comerica Bank, or Comerica. The credit facility under our loan agreement consists of a revolving line of credit, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $20.0 million. As of May 7, 2008, the date of this report, we have not borrowed any amounts under the loan agreement.
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
     Our allowance for product returns was $7.2 million as of March 31, 2008 and $5.9 million as of December 31, 2007. In the three months ended March 31, 2008, we increased our allowance for product returns by approximately $454,000 in connection with an increase in the wholesale acquisition cost (“WAC”) for Zegerid Capsules in April 2008. In order to provide a basis for estimating future product returns on sales to our customers at the time title transfers, we have been tracking our Zegerid products return history from the time of our first commercial product launch of Zegerid Powder for Oral Suspension 20 mg in late 2004, taking into consideration product expiration dating and estimated inventory levels in the distribution channel. We recognize product sales at the time title passes to our customers, and we provide for an estimate of future product returns at that time based upon our historical product returns trends, our analysis of product expiration dating and estimated inventory levels in the distribution channel, and the other factors discussed above. There may be a significant time lag between the date we determine the estimated allowance and when we receive the product return and issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods. In 2007, based upon our review of additional product returns history gathered through the end of 2007 and analysis of product expiration dating and inventory in the distribution channel, we increased our estimate for product returns to reflect actual experience accordingly. This change in estimate provided for potential product returns related to sales in prior periods and resulted in an increase to our net loss of approximately $1.9 million in 2007.
     Our allowance for rebates, chargebacks and other discounts was $24.2 million as of March 31, 2008 and $21.0 million as of December 31, 2007. These allowances reflect an estimate of our liability for rebates due to managed care organizations under specific contracts, rebates due to various governmental organizations under Medicaid and Medicare contracts and regulations, chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. We estimate our liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, we evaluate our outstanding contracts and apply the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, we project the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicaid, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by us and/or our competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date we determine the estimated allowance and when we make the contractual payment or issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods. To date, actual results have not materially differed from our estimates.
     Contract Revenue. We recognize contract revenue consistent with the provisions of SAB No. 104 and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We analyze each element of our licensing and co-promotion agreements to determine the appropriate revenue recognition. We recognize revenue on upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. We recognize milestone payments upon the achievement of specified milestones if (1) the milestone is substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement and (2) the fees are nonrefundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recognized as deferred revenue. Sales milestones, royalties and co-promotion fees are recognized as revenue when earned under the agreements. Certain elements of our licensing and co-promotion agreements are described below:
•	In December 2007, we received a nonrefundable $11.5 million upfront payment in connection with our license and distribution agreements with GSK. To support GSK’s initial launch costs, we agreed to waive the first $2.5 million of aggregate royalties payable under the agreements. Of the total $11.5 million upfront payment, the $2.5 million in waived royalty obligations was recorded as deferred revenue and will be recognized as revenue when the royalties are earned. The remaining $9.0 million is being amortized to revenue on a straight-line basis over an 18-month period, which represents the estimated period we are obligated to supply Zegerid products to GSK for sale in Puerto Rico and the USVI under the distribution agreement.

•	In November 2006, we received a nonrefundable $15.0 million upfront license fee in connection with our license agreement with Schering-Plough. The $15.0 million upfront payment is being amortized to revenue on a straight-line basis over a 37-month period through the end of 2009, which represents the estimated period during which we have significant responsibilities under the agreement.

•	In October 2004, we received a nonrefundable $15.0 million upfront payment in connection with our co-promotion agreement with Otsuka America. Through March 31, 2008, the $15.0 million upfront payment was being amortized to revenue on a straight-line basis over the 63-month contractual term through the end of 2009. As a result of our notice to Otsuka America on April 15, 2008 of our intent to terminate our co-promotion agreement, we anticipate we will accelerate the timeframe over which we amortize the remaining balance of the upfront payment. The remaining deferred revenue balance related to the upfront payment was approximately $5.0 million as of March 31, 2008.
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
Stock-Based Compensation
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123(R), using the modified prospective transition method. Under this transition method, compensation cost recognized for the three months ended March 31, 2008 and 2007 included (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.
     We estimate the fair value of stock options and employee stock purchase plan rights granted using the Black-Scholes valuation model. This estimate is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the expected volatility of our stock price, the expected term of the stock option, the risk-free interest rate and expected dividends. As the length of time our shares have been publicly traded is generally shorter than the expected life of the option, we consider the expected volatility of similar entities as well as our historical volatility since our initial public offering in April 2004 in determining our volatility factor. In evaluating similar entities, we consider factors such as industry, stage of development, size and financial leverage. In determining the expected life of the options, we use the “short-cut” method described in SAB No. 110. Under this method, the expected life is presumed to be the mid-point between the vesting date and the end of the contractual term.
     For options granted prior to January 1, 2006, we amortize the fair value on an accelerated basis. For options granted after January 1, 2006, we amortize the fair value on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Pre-vesting forfeitures were estimated to be approximately 0% for the three months ended March 31, 2008 and 2007 as the majority of options granted contain monthly vesting terms.
     We account for options issued to non-employees under SFAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services. As such, the value of options issued to non-employees is periodically remeasured as the underlying options vest.

     For the three months ended March 31, 2008 and 2007, we recognized approximately $1.1 million and $1.5 million, respectively, of stock-based compensation in accordance with SFAS No. 123(R) and EITF Issue No. 96-18. For the three months ended March 31, 2008, stock-based compensation of approximately $27,000, $109,000 and $915,000 was included in cost of product sales, research and development, and selling, general and administrative expenses, respectively, in the accompanying statement of operations. For the three months ended March 31, 2007, stock-based compensation of approximately $31,000, $112,000 and $1.4 million was included in cost of product sales, research and development, and selling, general and administrative expenses, respectively, in the accompanying statement of operations. As of March 31, 2008, total unrecognized compensation cost related to stock options was approximately $9.0 million, and the weighted average period over which it was expected to be recognized was 2.7 years.
     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. Please see our audited financial statements and notes thereto included in our annual report on Form 10-K, which contain accounting policies and other disclosures required by GAAP.
Results of Operations
Comparison of Three Months Ended March 31, 2008 and 2007
     Product Sales, Net. Product sales, net were $19.4 million for the three months ended March 31, 2008 and $17.0 million for the three months ended March 31, 2007 and consisted of sales of Zegerid Capsules and Zegerid Powder for Oral Suspension. The $2.4 million increase in product sales, net was primarily attributable to an increase in sales of Zegerid Capsules. For the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, the amount of rebates, chargebacks and other discounts has grown primarily as a result of increased sales of our Zegerid products and increased contracting with various managed care organizations and governmental organizations relating to Medicaid and Medicare. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased.
     Contract Revenue. Contract revenue was $5.1 million for the three months ended March 31, 2008 and $2.0 million for the three months ended March 31, 2007. Contract revenue in each period consisted of co-promotion revenue from the $15.0 million upfront fee received pursuant to our co-promotion agreement with Otsuka America and license fee revenue from the $15.0 million upfront fee received in November 2006 pursuant to our license agreement with Schering-Plough. Contract revenue in three months ended March 31, 2008 also included license fee revenue from the $11.5 million upfront fee received in 2007 pursuant to our license and distribution agreements with GSK as well as royalty revenue earned under these agreements. In addition, contract revenue in the three months ended March 31, 2008 included co-promotion fees earned under our co-promotion agreements with Victory and Fleet.
     Cost of Product Sales. Cost of product sales was $1.7 million for the three months ended March 31, 2008 and $1.6 million for the three months ended March 31, 2007, or approximately 9% and 10% of net product sales, respectively. Cost of product sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Zegerid products. Cost of product sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales.
     License Fees and Royalties. License fees and royalties were $2.7 million for the three months ended March 31, 2008 and $2.4 million for the three months ended March 31, 2007. License fees and royalties consisted of royalties due to the University of Missouri and Otsuka America based upon our net product sales as well as royalties due to the University of Missouri based upon products sold by GSK under our license and distribution agreements.

     Research and Development. Research and development expenses were $1.7 million for the three months ended March 31, 2008 and $1.6 million for the three months ended March 31, 2007. Research and development expenses have consisted primarily of costs associated with clinical trials of our products under development as well as clinical studies designed to further differentiate our Zegerid products from those of our competitors, development of and preparation for commercial manufacturing of our products, compensation and other expenses related to research and development personnel and facilities expenses. In the future, we may conduct additional clinical trials to further differentiate our Zegerid family of products, as well as conduct research and development related to any future products that we may in-license or otherwise acquire. We are unable to estimate with any certainty the research and development costs that we may incur in the future. We have also committed, in connection with the approval of our NDAs for Zegerid Powder for Oral Suspension, to evaluate the product in pediatric populations, including pharmacokinetic/pharmacodynamic, or PK/PD, and safety studies. Although we are currently focused primarily on advancing our Zegerid family of products, we anticipate that we will make determinations as to which development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific, clinical and commercial merits of each project.
     Selling, General and Administrative. Selling, general and administrative expenses were $26.5 million for the three months ended March 31, 2008 and $30.6 million for the three months ended March 31, 2007. The $4.1 million decrease in our selling, general and administrative expenses was primarily attributable to a decrease in costs associated with our advertising and promotional activities and our speaker programs, a decrease in costs related to our sales and marketing personnel resulting from a decrease in headcount and a decrease in stock-based compensation.
     Interest and Other Income, Net. Interest and other income, net was $561,000 for the three months ended March 31, 2008 and $918,000 for the three months ended March 31, 2007. The $357,000 decrease was primarily attributable to lower interest income resulting from lower average cash balances and a lower rate of return on our cash, cash equivalents and short-term investments.
Liquidity and Capital Resources
     As of March 31, 2008, cash, cash equivalents and short-term investments were $52.4 million, compared to $64.7 million as of December 31, 2007, a decrease of $12.3 million. This decrease resulted primarily from our net loss for the three months ended March 31, 2008, adjusted for non-cash stock-based compensation and changes in operating assets and liabilities. In addition, due to the illiquid state of our auction rate securities, we have reclassified the fair value of these securities of approximately $4.1 million from short-term to long-term investments in the condensed balance sheet as of March 31, 2008.
     Our auction rate securities are high-grade (AAA rated) municipal debt obligations with a long-term maturity and an interest rate that is reset in short-term intervals (every 28 days) through auctions. Due to recent conditions in the global credit markets, in March and April 2008, we were informed that there was insufficient demand at auctions for our auction rate securities, representing a par value of approximately $4.3 million. As a result, these affected securities are currently not liquid and the interest rates have been reset to predetermined higher rates.
     Typically the fair value of auction rate securities approximates par value due to the frequent resets through the auction process. While we continue to earn interest on our auction rate securities at the maximum contractual rates, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of auction rate securities no longer approximates par value. We have used a discounted cash flow model to determine the estimated fair value of our investment in auction rate securities as of March 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the auction rate securities. Based on this assessment of fair value, we recorded an unrealized loss of approximately $201,000 related to our auction rate securities as of March 31, 2008. We believe this unrealized loss is primarily attributable to the limited liquidity of these investments and have no reason to believe that any of the underlying issuers are presently at risk of default.
     Net cash used in operating activities was $7.0 million for the three months ended March 31, 2008 and $13.6 million for the three months ended March 31, 2007. The primary use of cash was to fund our net losses for these periods, adjusted for non-cash expenses, including $1.1 million for the three months ended March 31, 2008 and $1.5 million for the three months ended March 31, 2007 in stock-based compensation, and changes in operating assets and liabilities. Significant working capital uses of cash for the three months ended March 31, 2008 included decreases in deferred revenue and increases in accounts receivable, offset in part by an increase in the allowance for product returns and increases in accounts payable and accrued liabilities primarily driven by an increase in accrued rebates. For the three months ended March 31, 2007, significant working capital sources of cash included increases in accounts payable and accrued liabilities primarily driven by an increase in accrued rebates. These working capital sources of cash were offset in part by increases in accounts receivable and other current assets and a decrease in deferred revenue.

     Net cash provided by investing activities was $1.0 million for the three months ended March 31, 2008 and consisted of sales and maturities of short-term investments, offset in part by an increase in long-term restricted cash in conjunction with a letter of credit agreement required by our facilities sublease agreement related to the relocation of our primary office facility and purchases of property and equipment. Net cash provided by investing activities was $82,000 for the three months ended March 31, 2007 and consisted of a reduction in long-term restricted cash associated with a letter of credit agreement required by our former facilities lease, offset in part by purchases of property and equipment.
     Net cash provided by financing activities was $1,000 for the three months ended March 31, 2008 and $469 for the three months ended March 31, 2007 consisting of proceeds from the exercise of stock options.
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
     We currently rely on OSG Norwich Pharmaceuticals, Inc. as our manufacturer of Zegerid Capsules and Patheon, Inc. as our manufacturer of Zegerid Powder for Oral Suspension. We also purchase commercial quantities of omeprazole, an active ingredient in our Zegerid products, from Union Quimico Farmaceutica, S.A. At March 31, 2008, we had finished goods and raw materials inventory purchase commitments of approximately $4.1 million.
     The following summarizes our long-term contractual obligations as of March 31, 2008:

	Payments Due by Period
		Less than
		One Year
		(Remainder	One to	Four to
Contractual Obligations	Total	of 2008)	Three Years	Five Years	Thereafter
	(in thousands)
Operating leases	$5,099	$602	$3,460	$1,037	$—
Other long-term contractual obligations	879	635	190	54	—

Total	$5,978	$1,237	$3,650	$1,091	$—

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
     We believe that our current cash, cash equivalents and short-term investments, will be sufficient to fund our current operations for at least the next 12 months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed earlier than we expect. Although we do not believe that we will need to raise additional funds to finance our current operations over the next 12 months, we may pursue raising additional funds in connection with licensing or acquisition of new products. Sources of additional funds may include funds generated through strategic collaborations or licensing agreements, or through equity, debt and/or royalty financing.
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

     In February 2006, we entered into the CEFF which may entitle us to sell and obligate Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. We filed a resale shelf registration statement on Form S-3 with the Securities and Exchange Commission to facilitate Kingsbridge’s public resale of shares of our common stock which it may acquire from us from time to time in connection with our draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that we issued to Kingsbridge in connection with the CEFF. The resale shelf registration statement was declared effective in February 2006. In 2006, we completed four draw downs under the CEFF and have issued a total of 5,401,787 shares in exchange for aggregate gross proceeds of $36.5 million. We did not initiate any draw downs under the CEFF during 2007 or during the three months ended March 31, 2008. Accordingly, the remaining commitment of Kingsbridge under the CEFF for the potential purchase of our common stock is equal to the lesser of $38.5 million in cash consideration or 3,451,378 shares (which shares would be priced at a discount ranging from 6% to 10% of the average market price during any future draw down), subject to certain conditions and restrictions. There can be no assurance that we will be able to complete any further draw downs under the CEFF. Factors influencing our ability to complete draw downs include conditions such as a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; the continued effectiveness of the shelf registration statement; and the continued listing of our stock on the Nasdaq Global Market.
     In July 2006, we entered into our loan agreement with Comerica, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $20.0 million. As of May 7, 2008, the date of this report, we have not borrowed any amounts under the loan agreement. Under the loan agreement, the revolving loan bears interest, as selected by us, at either the variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” or the LIBOR rate (as computed in the LIBOR Addendum to the loan agreement) plus 2.25 percent. Interest payments on advances made under the loan agreement are due and payable in arrears on the first calendar day of each month during the term of the loan agreement. Amounts borrowed under the loan agreement may be repaid and re-borrowed at any time prior to July 28, 2009. The loan agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the loan agreement. We expect to use the loan proceeds to support our ongoing working capital needs and for general corporate purposes. Amounts borrowed under the loan agreement are secured by all of our personal property. The collateral does not include any intellectual property, including copyrights, patents, trademarks, servicemarks and applications therefor, now owned or hereafter acquired, or any claims for damages by way of any past, present and future infringement of any such intellectual property; provided, however, that the collateral includes all accounts and general intangibles that consist of rights to payment and proceeds from the sale, licensing or disposition of all or any part, or rights in, such intellectual property. Under the loan agreement, we are subject to certain affirmative and negative covenants, including limitations on our ability: to convey, sell, lease, license, transfer or otherwise dispose of assets; to create, incur, assume, guarantee or be liable with respect to certain indebtedness; to grant liens; to pay dividends and make certain other restricted payments; and to make investments. In addition, under the loan agreement we are required to maintain a balance of cash with Comerica in an amount of not less than $4.0 million and to maintain any other cash balances with either Comerica or another financial institution covered by a control agreement for the benefit of Comerica. We are also subject to certain financial covenants with respect to a minimum liquidity ratio and, when the outstanding loan balances exceed $15.0 million, minimum EBITDA requirements. We believe that we have currently met all of our obligations under the loan agreement.
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
     As of March 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Accounting Pronouncements
Adoption of Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in accordance with GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for us on January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115. SFAS No. 159 allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of operations. SFAS No. 159 includes available-for-sale securities in the assets eligible for this treatment. Currently, we record the gains or losses for the period in comprehensive income (loss) and in the equity section of the balance sheet. SFAS No. 159 is effective for us on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our financial statements.
Pending Adoption of Recent Accounting Pronouncements
     In June 2007, the EITF issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities. The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF Issue No. 07-3 is effective for new contracts entered into beginning on January 1, 2008. The adoption of EITF Issue No. 07-3 did not have a material impact on our financial statements.
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

     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (an amendment of Accounting Research Bulletin No. 51). SFAS No. 160 requires that non-controlling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the non-controlling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. This statement is effective for fiscal years beginning after December 31, 2008, and shall be applied prospectively. However, the presentation and disclosure requirements of SFAS No. 160 are required to be applied retrospectively for all periods presented. The retrospective presentation and disclosure requirements of this statement will be applied to any prior periods presented in financial statements for the fiscal year ending December 31, 2009, and later periods during which we had a consolidated subsidiary with a non-controlling interest. As of March 31, 2008, we do not have any consolidated subsidiaries in which there is a non-controlling interest.
Caution on Forward-Looking Statements
     Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance that are not historical facts are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to increase market demand for, and sales of, our Zegerid® products and any other products that we or our strategic partners market; the scope and validity of patent protection for our products, including the outcome and duration of our patent infringement lawsuits against Par Pharmaceutical, Inc., and our and our strategic partners’ ability to commercialize products without infringing the patent rights of others; our dependence on a number of third parties, such as GSK, under our license and distribution agreements and Schering-Plough, under our OTC license agreement, whether these third party arrangements will result in payments to us on anticipated timeframes or at all and whether these arrangements will otherwise be successful; adverse side effects or inadequate therapeutic efficacy of our products or co-promotion products that could result in product recalls, market withdrawals or product liability claims; competition from other pharmaceutical or biotechnology companies and evolving market dynamics, including the impact of currently available generic PPI products and the introduction of additional generic PPI products; our ability to further diversify our sources of revenue and product portfolio; other difficulties or delays relating to the development, testing, manufacturing and marketing of, and maintaining regulatory approvals for, our and our strategic partners’ products; fluctuations in quarterly and annual results; our ability to obtain additional financing as needed to support our operations or future product acquisitions; and other risks detailed below under Part II — Item 1A — Risk Factors.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Under the terms of our loan agreement with Comerica, the interest rate applicable to any amounts borrowed by us under the credit facility will be, at our election, indexed to either Comerica’s prime rate or the LIBOR rate. If we elect Comerica’s prime rate for all or any portion of our borrowings, the interest rate will be variable, which would expose us to the risk of increased interest expense if interest rates rise. If we elect the LIBOR rate for all or any portion of our borrowings, such LIBOR rate will remain fixed only for a specified, limited period of time after the date of our election, after which we will be required to repay the borrowed amount, or elect a new interest rate indexed to either Comerica’s prime rate or the LIBOR rate. The new rate may be higher than the earlier interest rate applicable under the loan agreement. As of May 7, 2008, the date of this report, we have not borrowed any amounts under the loan agreement. Accordingly, we currently believe that changes in such interest rates would not materially affect our market risk.

     In addition to market risk related to our loan agreement with Comerica, we are exposed to market risk primarily in the area of changes in U.S. interest rates and conditions in the credit markets, particularly because the majority of our investments are in short-term marketable securities. We do not have any material foreign currency or other derivative financial instruments. All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of March 31, 2008, our investments included $4.1 million of high-grade (AAA rated) auction rate securities issued by state municipalities. Our auction rate securities are debt instruments with a long-term maturity and an interest rate that is reset in short-term intervals through auctions. The recent conditions in the global credit markets have prevented many investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.
     In March and April 2008, we were informed that there was insufficient demand at auctions for our high-grade auction rate securities, representing a par value of approximately $4.3 million. As a result, these affected securities are currently not liquid and the interest rates have been reset to the predetermined higher rates. Due to the limited liquidity of these investments, we have recorded an unrealized loss of approximately $201,000 related to our auction rate securities and have reclassified the fair value of these securities from short-term to long-term investments as of March 31, 2008. To date, we have not recorded any realized gains or losses on our investment portfolio.
     In the event we need to access the funds that are in an illiquid state, we will not be able to do so without the likely loss of principal, until a future auction for these investments is successful or they are redeemed by the issuer or they mature. If we are unable to sell these securities in the market or they are not redeemed, then we may be required to hold them to maturity. We do not believe we have a need to access these funds for operational purposes for the foreseeable future. We will continue to monitor and evaluate these investments on an ongoing basis for impairment. Based on our ability to access our cash, cash equivalents and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate that the potential illiquidity of these investments will affect our ability to execute our current business plan.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In September 2007, we filed a lawsuit in the United States District Court for the District of Delaware against Par Pharmaceutical, Inc., or Par, for infringement of U.S. Patent Nos. 6,645,988; 6,489,346; and 6,699,885, each of which is listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, for Zegerid Capsules. In October 2007, we filed an amended complaint to reflect the U.S. Patent and Trademark Office’s, or PTO’s, issuance of an Ex Parte Reexamination Certificate for U.S. Patent No. 6,699,885, or the ‘885 patent. In December 2007, we filed a second lawsuit in the United States District Court for the District of Delaware against Par for infringement of U.S. Patent Nos. 6,645,988; 6,489,346; 6,699,885; and 6,780,882, each of which is listed in the Orange Book, for Zegerid Powder for Oral Suspension. The University of Missouri, licensor of the patents, is a co-plaintiff in the litigation. The lawsuits are in response to Abbreviated New Drug Applications, or ANDAs, filed by Par with the FDA regarding Par’s intent to market generic versions of our Zegerid Capsules and Zegerid Powder for Oral Suspension products prior to the July 2016 expiration of the asserted patents. Each complaint seeks a judgment that Par has infringed the asserted patents and that the effective date of approval of Par’s ANDA shall not be earlier than the expiration date of the asserted patents. Par has filed answers in each case, primarily asserting non-infringement, invalidity and/or unenforceability. Par has also filed counterclaims seeking a declaration in its favor on those issues. In addition, Par is seeking a declaration that U.S. Patent No. 5,840,737, or the ‘737 patent, is not infringed, invalid and/or unenforceable. The ‘737 patent is one of five issued patents listed in the Orange Book for Zegerid Powder for Oral Suspension. The ‘737 patent is not one of the three patents listed in the Orange Book for Zegerid Capsules. We have moved to dismiss, or in the alternative, stay these claims due to the pending reissue proceeding involving the ‘737 patent. The discovery phase of the lawsuits has just begun. A trial date has been scheduled in July 2009. Both lawsuits have been consolidated for all purposes.
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
     In December 2007, the University of Missouri filed an Application for Reissue of the ‘737 patent with the PTO. It is not feasible to predict the impact that the reissue proceeding may have on the scope and validity of the ‘737 patent claims. If the claims of the ‘737 patent ultimately are narrowed substantially or invalidated by the PTO, the extent of the patent coverage afforded to our Zegerid family of products could be impaired, which could potentially harm our business and operating results.
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
     In the near-term, the success of our business will depend on many factors, including:
•	whether we are able to increase market demand for, and sales of, our Zegerid® (omeprazole/sodium bicarbonate) Capsules and Powder for Oral Suspension prescription products, including our ability to:
o	achieve greater market acceptance of our products by our targeted primary care physicians and gastroenterologists;

o	maintain adequate levels of reimbursement coverage for our products from third-party payors; and

o	compete effectively within the gastrointestinal, or GI, and primary care fields, where we face competition from both branded and generic products, in many cases marketed by competitors with significantly more experience and resources;
•	whether we are able to maintain patent protection for our products, including whether we are successful in the lawsuits we filed against Par Pharmaceutical, Inc., or Par, for infringement of patents covering our Zegerid Capsules and Zegerid Powder for Oral Suspension products; and

•	whether we will be able to further diversify our sources of revenue and product portfolio, including our ability to obtain additional financing to support the licensing or acquisition of new products.
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
     We have invested a significant portion of our time and financial resources in the development and commercialization of our Zegerid family of prescription products, which are currently being marketed in capsule and powder for oral suspension dosage forms. These products are proprietary immediate-release formulations of omeprazole, a PPI, and are intended to treat or reduce the risk of a variety of upper GI diseases and disorders, including gastroesophageal reflux disease, or GERD. We anticipate that in the near term our ability to generate revenues will depend on the commercial success of our currently marketed products, which in turn, will depend on several factors, including our ability to:
•	successfully increase market demand for, and sales of, Zegerid Capsules and Zegerid Powder for Oral Suspension, through the promotional efforts of our own sales force, the contract sales representatives under our services agreement with inVentiv Commercial Services, LLC, or inVentiv, and any other promotional arrangements that we may later establish;

•	successfully maintain patent protection for our Zegerid family of products, including whether we are successful in the lawsuits we filed against Par for infringement of patents covering our Zegerid Capsules and Zegerid Powder for Oral Suspension products;

•	establish and maintain effective marketing programs and continue to build brand identity;

•	obtain greater acceptance of the products by physicians, patients and third-party payors and obtain and maintain distribution at the retail level;

•	establish and maintain agreements with wholesalers and distributors on commercially reasonable terms; and

•	maintain commercial manufacturing capabilities as necessary to meet commercial demand for the products, as well as maintain commercial manufacturing arrangements with third-party manufacturers.
     Our ability to generate revenue in the longer term will also depend on whether our strategic alliances with Glaxo Group Limited, an affiliate of GlaxoSmithKline, plc, or GSK, and Schering-Plough Healthcare Products, Inc., or Schering-Plough, will lead to the successful commercialization of additional omeprazole products using our patented PPI technology.
     We expect to incur significant costs as we continue to support the commercialization of Zegerid Capsules and Zegerid Powder for Oral Suspension. We have realized modest growth in sales of our Zegerid products to date relative to our expenses to date, including expenses associated with our commercial operations, and we may be unable to achieve greater market acceptance. For the three months ended March 31, 2008, we recognized $19.4 million in Zegerid net product sales. In addition, as of March 31, 2008, we had an accumulated deficit of $311.6 million.
     We cannot be certain that our continued marketing of Zegerid Capsules and Zegerid Powder for Oral Suspension will result in increased demand for, and sales of, our products or that we will receive any milestone payments or sales-based royalties from our strategic alliances with GSK and Schering-Plough. The potential demand for our currently marketed prescription products may also be negatively impacted by the availability of any over-the-counter, or OTC, products developed and marketed by Schering-Plough in the U.S. pursuant to our strategic alliance. If we fail to successfully commercialize our prescription products or GSK and Schering-Plough fail to successfully commercialize products using our patented PPI technology or are significantly delayed in doing so, we may be unable to generate sufficient revenues to sustain and grow our business and attain profitability, and our business, financial condition and results of operations will be materially adversely affected.
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
     We are also subject to risks associated with termination of our agreements with GSK and Schering-Plough. The GSK license and distribution agreements may be terminated by either party in the event of the other party’s uncured material breach or bankruptcy or insolvency. In addition, GSK may terminate the license and distribution agreements on six months prior written notice to us at any time. The Schering-Plough license agreement may be terminated by either party if the other party is in material breach of its material obligations under the agreement and has not cured the breach within 30 days notice, provided that the cure period for late payments is 15 days, and provided further that all alleged breaches are subject to dispute resolution provisions set forth in the agreement. In addition, Schering-Plough may terminate the agreement in its entirety on 180 days prior written notice to us at any time.
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
     The pharmaceutical industry is intensely competitive, particularly in the GI field, where currently marketed products are well-established and successful. Many of our competitors are large, well-established companies in the pharmaceutical field. Our competitors include, among others, AstraZeneca plc, Takeda Pharmaceutical Company Limited, Wyeth, Altana, Eisai Co., Ltd., Johnson & Johnson, Axcan Pharma Inc., Ferring Pharmaceuticals A/S, Merck & Co., Inc., Novartis AG, Salix Pharmaceuticals, Inc., Shire Pharmaceuticals Group plc and The Procter & Gamble Company, as well as several generic manufacturers. Many of these companies already offer products that target GERD and other GI diseases and disorders that we target. Given our relatively small size and the entry of our products into a market characterized by well-established drugs, we may not be able to compete effectively.
     In addition, many of our competitors, either alone or together with their collaborative partners, may have significantly greater experience in:
•	developing prescription and OTC drugs;

•	undertaking preclinical testing and human clinical trials;

•	formulating and manufacturing drugs;

•	obtaining U.S. Food and Drug Administration, or FDA, and other regulatory approvals of drugs; and

•	launching, marketing, distributing and selling drugs.
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
     Our Zegerid products compete with many prescription and OTC products, including:
Prescription Products:
•	PPIs: AstraZeneca plc’s Prilosec® and Nexium®, Takeda Pharmaceutical Company Limited’s Prevacid®, Wyeth’s and Altana’s Protonix®, Johnson & Johnson’s and Eisai Co., Ltd.’s Aciphex®, and generic delayed-release omeprazole and pantoprazole, among others; and

•	Histamine-2 receptor antagonists: Merck & Co., Inc.’s Pepcid®, GlaxoSmithKline plc’s Zantac® and Tagamet® and Braintree Laboratories, Inc.’s Axid®, among others.

Over-the-Counter Products:
•	PPIs: The Procter & Gamble Company’s Prilosec OTC® and store brand delayed-release omeprazole OTC products;

•	Histamine-2 receptor antagonists: Boehringer Ingelheim GmbH’s Zantac, GlaxoSmithKline plc’s Tagamet, and Johnson & Johnson’s and Merck & Co., Inc.’s Pepcid AC® and Pepcid Complete®, among others; and

•	Antacids: Johnson & Johnson’s and Merck and Co., Inc.’s Mylanta® and Rolaids®, Novartis AG’s Maalox® and GlaxoSmithKline plc’s Gaviscon® and Tums®, among others.
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
The promotional efforts of inVentiv, under our contract sales organization agreement, may not be successful in increasing market demand for, and sales of, our Zegerid prescription products, and we cannot be certain of the impact that termination of our co-promotion agreement with Otsuka America Pharmaceutical Inc., or Otsuka America, and the decrease in promotional support may have on our business.
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
     Under our co-promotion agreement with Otsuka America, approximately 170 field sales representatives from Otsuka America have been co-promoting Zegerid Capsules and Zegerid Powder for Oral Suspension to targeted U.S. physicians. We recently provided notice to Otsuka America of our intent to terminate our co-promotion agreement effective in August 2008 or earlier as we and Otsuka America may mutually agree.
     Any revenues we receive from sales of our products generated by the contract sales force, Otsuka America or any other third parties will depend upon the efforts of those other parties, which in many instances will not be within our control. If we are unable to maintain our agreement with inVentiv or to effectively establish alternative arrangements to market our products more broadly than we can through our internal sales force, our business could be adversely affected. In addition, we cannot be certain of the impact that termination of our co-promotion arrangement with Otsuka America and the decrease in promotional support may have on our business.

We depend on a limited number of wholesaler customers for retail distribution of our products, and if we lose any of our significant wholesaler customers, our business could be harmed.
     Our wholesaler customers include some of the nation’s leading wholesale pharmaceutical distributors, such as Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, and major drug chains. Sales to Cardinal, McKesson and AmerisourceBergen accounted for approximately 32%, 32% and 14%, respectively, of our annual revenues during 2007 and 33%, 26% and 16%, respectively, of our revenues for the three months ended March 31, 2008. The loss of any of these wholesaler customers’ accounts or a material reduction in their purchases could harm our business, financial condition or results of operations. In addition, we may face pricing pressure from our wholesaler customers.
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
We may not generate adequate revenues under our co-promotion agreements for Naprelan® Controlled Release Tablets and the Fleet ® Phospho-soda ® EZ-Prep ™ Bowel Cleansing System to justify our level of promotional effort and expense under the agreements.
     In June 2007, we entered into a co-promotion agreement with Victory Pharma, Inc., or Victory, pursuant to which we agreed to co-promote Naprelan Controlled Release Tablets to our targeted primary care physicians in the U.S. Under the terms of the co-promotion agreement, we will receive a co-promotion fee equal to slightly more than half of the net sales value of the prescriptions generated by our target physicians.
     In August 2007, we entered into a co-promotion agreement with C.B. Fleet Company Incorporated, or Fleet, which was subsequently amended in May 2008, pursuant to which we agreed to co-promote the Fleet Phospho-soda EZ-Prep Bowel Cleansing System to our targeted gastroenterologists in the U.S. Under the terms of the co-promotion agreement, Fleet will pay us to promote the product based on a set fee per sales call, subject to a minimum and maximum number of sales calls. We will also have the opportunity to earn bonus payments if unit sales exceed predetermined baselines.
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
     In an attempt to protect against counterfeit drugs, the federal government and numerous states have enacted pedigree legislation. In particular, California has enacted legislation that requires development of an electronic pedigree to track and trace each prescription drug at the saleable unit level through the distribution system. California’s electronic pedigree requirement is scheduled to take effect in January 2011. Compliance with California and future federal or state electronic pedigree requirements will likely require an increase in our operational expenses and will likely be administratively burdensome.
We face a risk of product liability claims and may not be able to obtain adequate insurance.
     Our business exposes us to potential liability risks that may arise from the clinical testing of our products and the manufacture and sale of our Zegerid products and any other products we co-promote or otherwise commercialize. These risks exist even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA. For example, although we have not been named as a party, a significant number of product liability actions have been brought against Fleet relating to Fleet’s phospho-soda products, including at least two actions involving the Fleet product that we co-promote. Any product liability claim or series of claims brought against us could significantly harm our business by, among other things, reducing demand for our products, injuring our reputation and creating significant adverse media attention and costly litigation. Plaintiffs have received substantial damage awards in some jurisdictions against pharmaceutical companies based upon claims for injuries allegedly caused by the use of their products. Any judgment against us that is in excess of our insurance policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Although we have product and clinical trials liability insurance with a coverage limit of $15.0 million, this coverage may prove to be inadequate. Furthermore, we cannot be certain that our current insurance coverage will continue to be available for our commercial or clinical trial activities on reasonable terms, if at all. Further, we may not have sufficient capital resources to pay a judgment, in which case our creditors could levy against our assets, including our intellectual property.
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
     We are a small company and, as of March 31, 2008, had 340 employees. Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical, manufacturing, product development, business development and sales and marketing personnel. We, as well as inVentiv, our contract sales provider, may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results.
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
     To date, five U.S. patents have been issued relating to technology we license from the University of Missouri and several U.S. patent applications are pending, including one for which a notice of allowance has been received. In addition to the U.S. patent coverage, several international patents have been issued, including in Australia, Canada, India, Mexico, New Zealand, Russia, Singapore, South Africa, and South Korea, as well as in countries within the European Patent Organization, and several international patent applications are pending, all of which are subject to the University of Missouri license agreement. The patents related specifically to our Zegerid products are and will be method and/or formulation patents and will not protect the use of the active pharmaceutical ingredients outside of the formulations covered by the patents and patent applications licensed to or owned by us. The issued claims in the international patents vary between the different countries and include claims covering pharmaceutical compositions combining PPIs with buffering agents and the use of these compositions in the manufacture of drug products for the treatment of GI disorders. The initial U.S. patent from the University of Missouri does not have corresponding international or foreign counterpart applications and there can be no assurance that we will be able to obtain foreign patent rights to protect each of our products in all foreign countries of interest. We consult with the University of Missouri in its pursuit of the patent applications that we have licensed, but the University of Missouri remains primarily responsible for prosecution of the applications. We cannot control the amount or timing of resources that the University of Missouri devotes on our behalf. It may not assign as great a priority to prosecution of patent applications relating to technology we license as we would if we were undertaking such prosecution ourselves. As a result of this lack of control and general uncertainties in the patent prosecution process, we cannot be sure that any additional patents will ever be issued. Issued patents generally require the payment of maintenance or similar fees to continue their validity. We rely on the University of Missouri to do this, subject to our obligation to provide reimbursement, and the University’s failure to do so could result in the forfeiture of patents not maintained.
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
     Trademarks. Our trademarks are important to our success and competitive position. We have received U.S. and European Union, or EU, trademark registration for our corporate name, Santarus®. We also have received trademark registration in the U.S., EU, Canada and Japan for our brand name, Zegerid®, and have applied for trademark registration for various other names and logos. Any objections we receive from the PTO, foreign trademark authorities or third parties relating to our pending applications could require us to incur significant expense in defending the objections or establishing alternative names. There is no guarantee we will be able to secure any of our pending trademark applications with the PTO or comparable foreign authorities.
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
     In September 2007, we filed a lawsuit in the United States District Court for the District of Delaware against Par for infringement of U.S. Patent Nos. 6,645,988; 6,489,346; and 6,699,885, each of which is listed in the Orange Book for Zegerid Capsules. In October 2007, we filed an amended complaint to reflect the PTO’s issuance of an Ex Parte Reexamination Certificate for U.S. Patent No. 6,699,885. In December 2007, we filed a second lawsuit in the United States

District Court for the District of Delaware against Par for infringement of U.S. Patent Nos. 6,645,988; 6,489,346; 6,699,885; and 6,780,882, each of which is listed in the Orange Book, for Zegerid Powder for Oral Suspension. The University of Missouri, licensor of the patents, is a co-plaintiff in the litigation. The lawsuits are in response to Abbreviated New Drug Applications, or ANDAs, filed by Par with the FDA regarding Par’s intent to market generic versions of our Zegerid Capsules and Zegerid Powder for Oral Suspension products prior to the July 2016 expiration of the asserted patents. Each complaint seeks a judgment that Par has infringed the asserted patents and that the effective date of approval of Par’s ANDA shall not be earlier than the expiration date of the asserted patents. Par has filed answers in each case, primarily asserting non-infringement, invalidity and/or unenforceability. Par has also filed counterclaims seeking a declaration in its favor on those issues. In addition, Par is seeking a declaration that the ‘737 patent is not infringed, invalid and/or unenforceable. The ‘737 patent is one of five issued patents listed in the Orange Book for Zegerid Powder for Oral Suspension. The ‘737 patent is not one of the three patents listed in the Orange Book for Zegerid Capsules. We have moved to dismiss, or in the alternative, stay these claims due to the pending reissue proceeding involving the ‘737 patent. The discovery phase of the lawsuits has just begun. A trial date has been scheduled in July 2009. Both lawsuits have been consolidated for all purposes.
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
     AstraZeneca plc, as well as other competitors and companies, including aaiPharma and Takeda Pharmaceutical Company Limited, hold various other patents relating to omeprazole and PPI products generally and could file an infringement suit claiming our current products infringe their patents. Our third-party manufacturers may also receive claims of infringement and could be subject to injunctions and temporary or permanent exclusionary orders in the U.S. or in the countries in which they are based. While we believe that we would have meritorious defenses to such claims, the outcome of any such litigation is uncertain and defending such litigation would be expensive, time-consuming and distracting to management.
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
     The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve profitability. We have been engaged in developing and commercializing drugs and have consistently generated operating losses since our inception in December 1996. Our commercial activities and continued product development and clinical activities will require significant expenditures. For the three months ended March 31, 2008, we recognized $19.4 million in net sales of our Zegerid products, and, as of March 31, 2008, we had an accumulated deficit of $311.6 million. We expect to incur additional operating losses and capital expenditures as we support the continued marketing of our Zegerid products and any other products we commercialize, and continue our product development and clinical research programs.

To the extent we need to raise additional funds in connection with the licensing or acquisition of new products or to continue our operations, we may be unable to raise capital when needed.
     We believe that our current cash, cash equivalents and short-term investments, will be sufficient to fund our current operations for at least the next 12 months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed earlier than we expect. Although we do not believe that we will need to raise additional funds to finance our current operations over the next 12 months, we may pursue raising additional funds in connection with licensing or acquisition of new products. Sources of additional funds may include funds generated through strategic collaborations or licensing agreements, or through equity, debt and/or royalty financing.
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
     In February 2006, we entered into a committed equity financing facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge, which may entitle us to sell and obligate Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. We filed a resale shelf registration statement on Form S-3 with the Securities and Exchange Commission to facilitate Kingsbridge’s public resale of shares of our common stock which it may acquire from us from time to time in connection with our draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that we issued to Kingsbridge in connection with the CEFF. The resale shelf registration statement was declared effective in February 2006. In 2006, we completed four draw downs under the CEFF and have issued a total of 5,401,787 shares in exchange for aggregate gross proceeds of $36.5 million. We did not initiate any draw downs under the CEFF during 2007 or in the three months ended March 31, 2008. Accordingly, the remaining commitment of Kingsbridge under the CEFF for the potential purchase of our common stock is equal to the lesser of $38.5 million in cash consideration or 3,451,378 shares (which shares would be priced at a discount ranging from 6% to 10% of the average market price during any future draw down), subject to certain conditions and restrictions.
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
     In July 2006, we entered into our loan agreement with Comerica Bank, or Comerica, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $20.0 million. As of May 7, 2008, the date of this report, we have not borrowed any amounts under the loan agreement. Our ability to borrow amounts under the loan agreement depends upon a number of conditions and restrictions, and we cannot be certain that we will satisfy all borrowing conditions at a time when we desire to borrow amounts under the loan agreement. For example, we have made comprehensive representations and warranties to Comerica as our lender, and all of these representations and warranties generally must be true and correct at the time of any proposed borrowing. Furthermore, we are subject to a number of affirmative and negative covenants, each of which must be satisfied at the time of any proposed borrowing. If we have not satisfied these various conditions, or an event of default otherwise has occurred, we may be unable to borrow amounts under the loan agreement, and may be required to repay any amounts previously borrowed.
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
The CEFF that we entered into with Kingsbridge may not be available to us if we elect to make a draw down, may require us to make additional “blackout” or other payments to Kingsbridge, and may result in dilution to our stockholders.
     The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. In 2006, we completed four draw downs under the CEFF and issued a total of 5,401,787 shares in exchange for aggregate gross proceeds of $36.5 million. We did not initiate any draw downs under the CEFF during 2007 or in the three months ended March 31, 2008.
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
     Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of March 31, 2008, our investments included $4.1 million of high-grade (AAA rated) auction rate securities issued by state municipalities. Our auction rate securities are debt instruments with a long-term maturity and an interest rate that is reset in short-term intervals through auctions. The recent conditions in the global credit markets have prevented many investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.
     In March and April 2008, we were informed that there was insufficient demand at auctions for our high-grade auction rate securities, representing a par value of approximately $4.3 million. As a result, these affected securities are currently not liquid and the interest rates have been reset to the predetermined higher rates. Due to the limited liquidity of these investments, we have recorded an unrealized loss of approximately $201,000 related to our auction rate securities and have reclassified the fair value of these securities from short-term to long-term investments as of March 31, 2008. To date, we have not recorded any realized gains or losses on our investment portfolio.
     In the event we need to access the funds that are in an illiquid state, we will not be able to do so without the likely loss of principal, until a future auction for these investments is successful or they are redeemed by the issuer or they mature. If we are unable to sell these securities in the market or they are not redeemed, then we may be required to hold them to maturity.

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
     The market prices for securities of specialty pharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. For example, during the year ended December 31, 2007, the trading prices for our common stock ranged from a high of $8.15 to a low of $1.90, and on March 31, 2008, the closing trading price for our common stock was $2.57. In addition, we have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Furthermore, our loan agreement with Comerica prohibits us from paying dividends. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment.
     The trading price of our common stock may continue to fluctuate substantially as a result of one or more of the following factors:
•	announcements concerning our commercial progress and activities, including sales trends, or concerning our product development programs, results of our clinical trials or status of our regulatory submissions;

•	developments in our pending patent infringement suits against Par involving Zegerid Capsules and Zegerid Powder for Oral Suspension;

•	the publication of prescription trend data concerning our products or competitive products;

•	regulatory developments and related announcements in the U.S., including announcements by the FDA, and foreign countries;

•	other disputes or developments concerning proprietary rights, including patents and trade secrets, litigation matters, and our ability to patent or otherwise protect our products and technologies;

•	developments, including progress or delays, pursuant to our strategic alliances with GSK and Schering-Plough;

•	conditions or trends in the pharmaceutical and biotechnology industries;

•	fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	changes in, or our failure to meet or exceed, investors’ and securities analysts’ expectations;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	actual or anticipated fluctuations in our or our competitors’ quarterly or annual operating results;

•	sales of large blocks of our common stock, including sales by Kingsbridge under the CEFF, our executive officers, directors or institutional investors;

•	announcements concerning borrowings under the loan agreement, draw downs under the CEFF, takedowns under our existing universal shelf registration statement or other developments relating to the loan agreement, CEFF, universal shelf registration statement or our other financing activities;

•	our entering into licenses, strategic partnerships and similar arrangements, or the termination of such arrangements;

•	acquisition of products or businesses by us or our competitors;

•	announcements made by, or events affecting, our strategic partners, our co-promotion partners, our contract sales force provider, our suppliers or other third parties that provide services to us;

•	litigation and government inquiries; or

•	economic and political factors, including wars, terrorism and political unrest.
Our stock price could decline and our stockholders may suffer dilution in connection with future issuances of equity or debt securities.
     We believe that our current cash, cash equivalents and short-term investments, will be sufficient to fund our current operations for at least the next 12 months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed earlier than we expect. Although we do not believe that we will need to raise additional funds to finance our current operations over the next 12 months, we may pursue raising additional funds in connection with licensing or acquisition of new products. Sources of additional funds may include funds generated through strategic collaborations or licensing agreements, or through equity, debt and/or royalty financing. To the extent we conduct substantial future offerings of equity or debt securities, such offerings could cause our stock price to decline. For example, we may issue additional shares of our common stock under our CEFF with Kingsbridge, we may issue securities under our existing universal shelf registration statement, or we may pursue alternative financing arrangements.
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
     The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical and biotechnology companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. In addition, over the last two years, several class action lawsuits have been filed against pharmaceutical companies alleging that the companies’ sales representatives have been misclassified as exempt employees under the Federal Fair Labor Standards Act and applicable state laws. Summary judgment has been granted on the outside sales exemption under California law in three cases, which are all on appeal to the United States Court of Appeals for the Ninth Circuit. Some of the cases pending have been conditionally certified under the Fair Labor Standards Act and other cases have not. We cannot be certain as to how the lawsuits will ultimately be resolved. Although we have not been the subject of these types of lawsuits, we may be targeted in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.
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
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.

Item 6. Exhibits

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

3.3(3)	Certificate of Designations for Series A Junior Participating Preferred Stock

4.1(3)	Form of Common Stock Certificate

4.2(4)	Amended and Restated Investors’ Rights Agreement, dated April 30, 2003, among us and the parties named therein

4.3(4)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated May 19, 2003, among us and the parties named therein

4.4(4)*	Stock Restriction and Registration Rights Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

4.5(4)	Form of Common Stock Purchase Warrant

4.6(3)	Rights Agreement, dated as of November 12, 2004, between us and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Santarus, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

4.7(5)	First Amendment to Rights Agreement, dated as of April 19, 2006, between us and American Stock Transfer & Trust Company

4.8(6)	Warrant to Purchase Shares of Common Stock, dated February 3, 2006, issued by us to Kingsbridge Capital Limited

4.9(6)	Registration Rights Agreement, dated February 3, 2006, between us and Kingsbridge Capital Limited

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q of Santarus, Inc. for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 13, 2004.

(2)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on December 7, 2007.

(3)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on November 17, 2004.

(4)	Incorporated by reference to the Registration Statement on Form S-1 of Santarus, Inc. (Registration No. 333-111515), filed with the Securities and Exchange Commission on December 23, 2003, as amended.

(5)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on April 21, 2006.

(6)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on February 3, 2006.

*	Santarus, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which portions have been omitted and filed separately with the Securities and Exchange Commission.

†	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Santarus, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 7, 2008

/s/ Debra P. Crawford
Debra P. Crawford,
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)