Form 10-Q
period 2008-06-30
SANTARUS INC
filed 2008-08-05
CIK 1172480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
     The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of June 30, 2008 was 51,528,133.

SANTARUS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Santarus, Inc.
Condensed Balance Sheets
(unaudited)

	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$49,058,350	$58,382,366
Short-term investments	1,994,380	6,295,380
Accounts receivable, net	11,860,594	9,680,667
Inventories, net	6,838,521	6,157,383
Other current assets	2,552,339	2,339,742

Total current assets	72,304,184	82,855,538

Long-term restricted cash	1,400,000	1,400,000
Long-term investments	4,012,020	—
Property and equipment, net	1,166,834	667,594
Other assets	248,527	421,115

Total assets	$79,131,565	$85,344,247

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$42,321,811	$37,354,912
Allowance for product returns	8,322,964	5,946,917
Current portion of deferred revenue	10,364,865	13,972,008

Total current liabilities	61,009,640	57,273,837

Deferred revenue, less current portion	4,858,075	12,722,007
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2008 and December 31, 2007; no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at June 30, 2008 and December 31, 2007; 51,528,133 and 51,315,485 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	5,153	5,132
Additional paid-in capital	321,959,426	319,342,022
Accumulated other comprehensive (loss) income	(288,344)	52
Accumulated deficit	(308,412,385)	(303,998,803)

Total stockholders’ equity	13,263,850	15,348,403

Total liabilities and stockholders’ equity	$79,131,565	$85,344,247

See accompanying notes.

Santarus, Inc.
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Product sales, net	$23,954,349	$18,799,830	$43,369,354	$35,827,011
Contract revenue	12,051,349	1,930,502	17,102,011	3,861,004

Total revenues	36,005,698	20,730,332	60,471,365	39,688,015
Costs and expenses:
Cost of product sales	1,701,288	1,662,788	3,395,972	3,310,288
License fees and royalties	3,369,485	2,631,977	6,098,191	5,015,782
Research and development	2,240,743	1,597,052	3,947,004	3,230,711
Selling, general and administrative	25,751,225	28,534,761	52,267,136	59,182,163

Total costs and expenses	33,062,741	34,426,578	65,708,303	70,738,944

Income (loss) from operations	2,942,957	(13,696,246)	(5,236,938)	(31,050,929)
Interest and other income, net	262,214	760,380	823,356	1,678,641

Net income (loss)	$3,205,171	$(12,935,866)	$(4,413,582)	$(29,372,288)

Net income (loss) per share:
Basic	$0.06	$(0.25)	$(0.09)	$(0.58)

Diluted	$0.06	$(0.25)	$(0.09)	$(0.58)

Weighted average shares outstanding used to calculate net income (loss) per share:
Basic	51,389,988	50,914,289	51,353,401	50,810,371
Diluted	52,111,524	50,914,289	51,353,401	50,810,371
See accompanying notes.

Santarus, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
Operating activities
Net loss	$(4,413,582)	$(29,372,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	307,611	319,761
Stock-based compensation	2,185,315	3,338,773
Changes in operating assets and liabilities:
Accounts receivable, net	(2,179,927)	(2,421,475)
Inventories, net	(681,138)	27,329
Other current assets	(212,597)	(716,376)
Other assets	60,932	(2,930)
Accounts payable and accrued liabilities	4,966,899	7,845,051
Allowance for product returns	2,376,047	390,177
Deferred revenue	(11,471,075)	(3,861,004)

Net cash used in operating activities	(9,061,515)	(24,452,982)

Investing activities
Purchase of short-term investments	(2,944,320)	(1,561,202)
Maturities of short-term investments	2,928,533	—
Long-term restricted cash	—	300,000
Purchases of property and equipment	(678,824)	(487,142)

Net cash used in investing activities	(694,611)	(1,748,344)

Financing activities
Exercise of stock options	5,604	210,919
Issuance of common stock, net	426,506	1,293,254

Net cash provided by financing activities	432,110	1,504,173

Decrease in cash and cash equivalents	(9,324,016)	(24,697,153)
Cash and cash equivalents at beginning of the period	58,382,366	70,883,641

Cash and cash equivalents at end of the period	$49,058,350	$46,186,488

Supplemental disclosure of cash flow information:
Interest paid	$3,617	$5,960

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
     Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any future periods. For further information, please see the financial statements and related disclosures included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
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
     Product Sales, Net. The Company received approval from the U.S. Food and Drug Administration (“FDA”) to market Zegerid ® (omeprazole/sodium bicarbonate) Capsules in February 2006 for the treatment of heartburn and other symptoms associated with gastroesophageal reflux disease (“GERD”), treatment and maintenance of healing of erosive esophagitis and treatment of duodenal and gastric ulcers. The Company received approval from the FDA to market Zegerid (omeprazole/sodium bicarbonate) Powder for Oral Suspension for these same indications in 2004. In addition, Zegerid Powder for Oral Suspension is approved for the reduction of risk of upper gastrointestinal bleeding in critically ill patients, and is currently the only proton pump inhibitor (“PPI”) product approved for this indication. The Company commercially launched Zegerid Capsules in late March 2006 and launched Zegerid Powder for Oral Suspension 20 mg in late 2004 and the 40 mg dosage strength in early 2005.
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
     The Company’s allowance for product returns was $8.3 million as of June 30, 2008 and $5.9 million as of December 31, 2007. In order to provide a basis for estimating future product returns on sales to its customers at the time title transfers, the Company has been tracking its Zegerid products return history from the time of its first commercial product launch of Zegerid Powder for Oral Suspension 20 mg in late 2004, taking into consideration product expiration dating and estimated inventory levels in the distribution channel. The Company recognizes product sales at the time title passes to its customers, and the Company provides for an estimate of future product returns at that time based upon its historical product returns trends, analysis of product expiration dating and inventory levels in the distribution channel, and the other factors discussed above. There may be a significant time lag between the date the Company determines the estimated allowance and when it receives the product return and issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods. In 2007, based upon the Company’s review of additional product returns history gathered through the end of 2007 and analysis of product expiration dating and estimated inventory in the distribution channel, the Company increased its estimate for product returns to reflect actual experience accordingly. This change in estimate provided for potential product returns related to sales in prior periods and resulted in an increase to net loss of approximately $1.9 million in 2007.
     The Company’s allowance for rebates, chargebacks and other discounts was $26.7 million as of June 30, 2008 and $21.0 million as of December 31, 2007. These allowances reflect an estimate of the Company’s liability for rebates due to managed care organizations under specific contracts, rebates due to various governmental organizations under Medicaid and Medicare contracts and regulations, chargebacks due to various organizations purchasing the Company’s products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. The Company estimates its liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, the Company evaluates its outstanding contracts and applies the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, the Company projects the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicaid, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by the Company and/or its competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date the Company determines the estimated allowance and when the Company makes the contractual payment or issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods. To date, actual results have not materially differed from the Company’s estimates.
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
4. Stock-Based Compensation
     For the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007, the Company recognized approximately $1.1 million, $1.8 million, $2.2 million and $3.3 million of total stock-based compensation, respectively, in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”) and EITF Issue No. 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services. As of June 30, 2008, total unrecognized compensation cost related to stock options and employee stock purchase plan rights was approximately $8.3 million, and the weighted average period over which it was expected to be recognized was 2.5 years. In March 2008, the Company granted options to purchase 2,384,877 shares of its common stock in connection with annual option grants to all eligible employees. These stock options generally vest over a four-year period from the date of grant. Certain of these stock options for employees at or above the vice president level vest upon the attainment of specific financial performance targets. The measurement date of stock options containing performance-based vesting is the date the stock option grant is authorized and the specific performance goals are communicated. Compensation expense is recognized based on the probability that the performance criteria will be met. The recognition of compensation expense associated with performance-based vesting requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. The continued assessment of probability may result in additional expense recognition or expense reversal depending on the level of achievement of the performance goals.
5. Comprehensive Income (Loss)
     Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss), specifically unrealized gains and losses on securities available-for-sale. Comprehensive income (loss) consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$3,205,171	$(12,935,866)	$(4,413,582)	$(29,372,288)
Unrealized loss on investments	(87,472)	(2,059)	(288,396)	(2,059)

Comprehensive income (loss)	$3,117,699	$(12,937,925)	$(4,701,978)	$(29,374,347)

6. Net Income (Loss) Per Share
     The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share. Basic income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, preferred stock, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted income (loss) per share when their effect is dilutive. Potentially dilutive securities totaling 11.4 million and 9.0 million for the three months ended June 30, 2008 and 2007, respectively, and 11.7 million and 8.2 million for six months ended June 30, 2008 and 2007, respectively, were excluded from the calculation of diluted income (loss) per share because of their anti-dilutive effect.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$3,205,171	$(12,935,866)	$(4,413,582)	$(29,372,288)

Denominator:
Weighted average common shares outstanding	51,390,901	50,926,762	51,353,527	50,826,616
Weighted average unvested common shares subject to repurchase	(913)	(12,473)	(126)	(16,245)

Denominator for basic net income (loss) per share	51,389,988	50,914,289	51,353,401	50,810,371

Net effect of dilutive common stock equivalents	721,536	—	—	—

Denominator for diluted net income (loss) per share	52,111,524	50,914,289	51,353,401	50,810,371

Net income (loss) per share:
Basic	$0.06	$(0.25)	$(0.09)	$(0.58)

Diluted	$0.06	$(0.25)	$(0.09)	$(0.58)

7. Segment Reporting
     Management has determined that the Company operates in one business segment which is the acquisition, development and commercialization of pharmaceutical products.
8. Fair Value Measurements
     Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in accordance with GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. The adoption of SFAS No. 157 did not have a material impact on the Company’s condensed financial statements.
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

     The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at June 30, 2008 are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$6,106,231	$—	$—	$6,106,231
U.S. government sponsored enterprise securities	—	26,843,858	—	26,843,858
Commercial paper	—	19,502,641	—	19,502,641
Municipal debt obligations	—	—	4,012,020	4,012,020

	$6,106,231	$46,346,499	$4,012,020	$56,464,750

     All Level 3 assets held as of June 30, 2008 consist of municipal debt obligations with an auction rate reset mechanism issued by state municipalities. These auction rate securities are high-grade (AAA rated) debt instruments with long-term maturity dates ranging from 2034 to 2042 and interest rates that are reset at short-term intervals (every 28 days) through auctions. Due to recent conditions in the global credit markets, in the six months ended June 30, 2008, these securities, representing a par value of approximately $4.3 million, have experienced multiple failed auctions due to insufficient demand for the securities at auction. As a result, these affected securities are currently not liquid and the interest rates have been reset to predetermined higher rates. Due to the illiquid state of these investments, the Company has classified the balance of its auction rate securities as long-term investments in the condensed balance sheet as of June 30, 2008.
     Typically the fair value of auction rate securities approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its auction rate securities at the maximum contractual rates, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of auction rate securities no longer approximates par value. The Company has used a discounted cash flow model to determine the estimated fair value of its investment in auction rate securities as of June 30, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the auction rate securities. Based on this assessment of fair value, the Company recorded an unrealized loss of approximately $288,000 related to its auction rate securities as of June 30, 2008. Management believes this unrealized loss is primarily attributable to the limited liquidity of these investments and has no reason to believe that any of the underlying issuers are presently at risk of default.
     The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of June 30, 2008:

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008
Municipal debt obligations:
Beginning balance	$4,099,128	$—
Transfers in	—	4,300,000
Unrealized loss included in other comprehensive loss	(87,108)	(287,980)

Ending balance as of June 30, 2008	$4,012,020	$4,012,020

9. Balance Sheet Details
     Inventories, net consist of the following:

	June 30,	December 31,
	2008	2007
Raw materials	$1,260,085	$1,511,220
Finished goods	5,998,420	4,811,852

	7,258,505	6,323,072
Allowance for excess and obsolete inventory	(419,984)	(165,689)

	$6,838,521	$6,157,383

     Inventories are stated at the lower of cost (FIFO) or market and consist of finished goods and raw materials used in the manufacture of the Company’s Zegerid Capsules and Zegerid Powder for Oral Suspension products. Also included in inventories are product samples of Naprelan® (naproxen sodium) Controlled Release Tablets which the Company purchased from Victory Pharma, Inc. (“Victory”) under its co-promotion agreement. The Company provides reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and on firm purchase commitments, compared to forecasts of future sales.
     Accounts payable and accrued liabilities consist of the following:

	June 30,	December 31,
	2008	2007
Accounts payable	$4,303,613	$5,179,954
Accrued compensation and benefits	4,627,796	5,359,756
Accrued rebates	24,274,179	19,478,658
Accrued royalties	3,369,486	3,363,914
Other accrued liabilities	5,746,737	3,972,630

	$42,321,811	$37,354,912

10. License Agreement
     In May 2008, the Company achieved a $2.5 million regulatory milestone under its over-the-counter (“OTC”) license agreement with Schering-Plough Healthcare Products, Inc. (“Schering-Plough”). The regulatory milestone was earned upon FDA acceptance for filing of a new drug application (“NDA”) submitted by Schering-Plough for a Zegerid branded omeprazole/sodium bicarbonate OTC product in a 20 mg dosage strength of omeprazole. The Company received the $2.5 million nonrefundable payment in June 2008 and recognized the payment as contract revenue in the three months ended June 30, 2008 due to the substantive nature of the milestone achieved.
11. Co-Promotion Agreements
     On April 15, 2008, the Company provided notice to Otsuka America Pharmaceutical, Inc. (“Otsuka America”) of the Company’s intent to terminate their co-promotion agreement for Zegerid Capsules and Powder for Oral Suspension effective August 13, 2008, or earlier as the parties may mutually agree. On May 28, 2008, the Company and Otsuka America agreed to terminate the co-promotion agreement effective as of June 30, 2008. The Company and Otsuka America entered into the co-promotion agreement in October 2004 to co-promote Zegerid products in the U.S. through December 31, 2009, unless terminated earlier under amended terms agreed to in January 2006. Following the effective date of termination, there will be no continuing financial commitments for either company, and the Company will no longer be obligated to pay a high single-digit royalty on Zegerid net sales to Otsuka America. In addition, the Company amortized the remaining balance of the $15 million up-front payment previously received from Otsuka America in October 2004 and recognized approximately $5.0 million in contract revenue in the three months ended June 30, 2008 associated with this amortization.

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
12. Contingencies
     In September 2007, the Company filed a lawsuit in the United States District Court for the District of Delaware against Par Pharmaceutical, Inc. (“Par”) for infringement of U.S. Patent Nos. 6,645,988; 6,489,346; and 6,699,885, each of which is listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”) for Zegerid Capsules. In October 2007, the Company filed an amended complaint to reflect the U.S. Patent and Trademark Office’s (“PTO’s”) issuance of an Ex Parte Reexamination Certificate for U.S. Patent No. 6,699,885 (the “‘885 patent”). In December 2007, the Company filed a second lawsuit in the United States District Court for the District of Delaware against Par for infringement of U.S. Patent Nos. 6,645,988; 6,489,346; 6,699,885; and 6,780,882, each of which is listed in the Orange Book, for Zegerid Powder for Oral Suspension. The University of Missouri, licensor of the patents, is a co-plaintiff in the litigation. The lawsuits are in response to Abbreviated New Drug Applications (“ANDAs”) filed by Par with the FDA regarding Par’s intent to market generic versions of the Company’s Zegerid Capsules and Zegerid Powder for Oral Suspension products prior to the July 2016 expiration of the asserted patents. Each complaint seeks a judgment that Par has infringed the asserted patents and that the effective date of approval of Par’s ANDA shall not be earlier than the expiration date of the asserted patents. Par has filed answers in each case, primarily asserting non-infringement, invalidity and/or unenforceability. Par has also filed counterclaims seeking a declaration in its favor on those issues. In addition, Par is seeking a declaration that U.S. Patent No. 5,840,737 (the “‘737 patent”) is not infringed, is invalid and/or is unenforceable. The ‘737 patent is one of six issued patents listed in the Orange Book for Zegerid Powder for Oral Suspension. The ‘737 patent is not one of the four patents listed in the Orange Book for Zegerid Capsules. The Company has moved to dismiss, or in the alternative, stay these claims due to the pending reissue proceeding involving the ‘737 patent. The discovery phase of the lawsuits is continuing. A claim construction hearing is currently scheduled for October 2008. Trial is currently scheduled for July 2009. Both lawsuits have been consolidated for all purposes.
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
     On July 15, 2008, the PTO issued U.S. Patent No. 7,399,772 (the “‘772 patent”), which is now listed in the Orange Book for both Zegerid Capsules and Zegerid Powder for Oral Suspension. The Company anticipates filing in the near future a motion for leave to amend the complaint to add the ‘772 patent to the pending litigation.
     Although the Company intends to vigorously defend and enforce its patent rights, the Company is not able to predict the outcome of the litigation. Any adverse outcome in this litigation could result in one or more generic versions of Zegerid Capsules and/or Zegerid Powder for Oral Suspension being launched before the expiration of the listed patents in July 2016, which could adversely affect the Company’s ability to successfully execute its business strategy to maximize the value of Zegerid Capsules and Zegerid Powder for Oral Suspension and would likely negatively impact the Company’s financial condition and results of operations. An adverse outcome may also impact the patent protection for the products being commercialized pursuant to the Company’s strategic alliances with Glaxo Group Limited, an affiliate of GlaxoSmithKline plc (“GSK”) and Schering-Plough, which in turn may impact the amount of, or the Company’s ability to receive, milestone payments and royalties under those agreements. In addition, even if the Company prevails, the litigation will be costly, time consuming and distracting to management, which could have a material adverse effect on the Company’s business.

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
13. Accounting Pronouncements
Adoption of Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115. SFAS No. 159 allows certain financial assets and liabilities to be recognized, at the Company’s election, at fair market value, with any gains or losses for the period recorded in the statement of operations. SFAS No. 159 includes available-for-sale securities in the assets eligible for this treatment. Currently, the Company records the unrealized gains or losses for the period in comprehensive income (loss) and in the equity section of the balance sheet. SFAS No. 159 was effective for the Company on January 1, 2008. The Company did not elect to adopt the fair value option under SFAS No. 159 on any assets or liabilities not previously carried at fair value.
     In June 2007, the EITF issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities. The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF Issue No. 07-3 is effective for new contracts entered into beginning on January 1, 2008. The adoption of EITF Issue No. 07-3 did not have a material impact on the Company’s condensed financial statements.
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
14. Subsequent Events
Long-Term Debt
     On July 11, 2008, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Comerica Bank (“Comerica”). The Amended Loan Agreement amends and restates the terms of the original Loan and Security Agreement entered into between the Company and Comerica in July 2006. The credit facility under the Amended Loan Agreement consists of a revolving line of credit, pursuant to which the Company may request advances in an aggregate outstanding amount not to exceed $25.0 million. Under the Amended Loan Agreement, the revolving loan bears interest, as selected by the Company, at either the variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” plus 0.50% or the LIBOR rate (as computed in the Amended and Restated LIBOR Addendum to the Amended Loan Agreement) plus 3.00%. Interest payments on advances made under the Amended Loan Agreement are due and payable in arrears on the first calendar day of each month during the term of the Amended Loan Agreement. Amounts borrowed under the Amended Loan Agreement may be repaid and re-borrowed at any time prior to July 11, 2011. There is a non-refundable unused commitment fee equal to 0.50% per annum on the difference between the amount of the revolving line and the average daily balance outstanding thereunder during the term of the Amended Loan Agreement, payable quarterly in arrears. The Amended Loan Agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the Amended Loan Agreement.
     Amounts borrowed under the Amended Loan Agreement are secured by substantially all of the Company’s personal property, excluding intellectual property. Under the Amended Loan Agreement, the Company is subject to certain affirmative and negative covenants, including limitations on the Company’s ability: to enter into certain change of control events; to convey, sell, lease, license, transfer or otherwise dispose of assets; to create, incur, assume, guarantee or be liable with respect to certain indebtedness; to grant liens; to pay dividends and make certain other restricted payments; and to make investments. In addition, under the Amended Loan Agreement the Company is required to maintain a balance of cash with Comerica in an amount of not less than $4.0 million and to maintain any other cash balances with either Comerica or another financial institution covered by a control agreement for the benefit of Comerica. The Company is also subject to specified financial covenants with respect to a minimum liquidity ratio and, in specified limited circumstances, minimum EBITDA requirements.
Promotion Agreement with Depomed, Inc.
     On July 21, 2008, the Company entered into a promotion agreement with Depomed, Inc. (“Depomed”) granting the Company exclusive rights to promote Depomed’s Glumetza® (metformin hydrochloride extended release tablets) in the U.S., including its territories and possessions and Puerto Rico (collectively, the “Territory”). Glumetza is a once-daily, extended-release formulation of metformin that incorporates patented drug delivery technology and is indicated for the treatment of adult patients with type 2 diabetes.
     Under the promotion agreement, the Company is required to meet certain minimum promotion obligations during the term of the agreement. For a period of one year from the date the Company begins promoting the Glumetza products, the Company is required to deliver a minimum number of sales calls to potential Glumetza prescribers. Following the end of that one year period, for a period of three years, the Company is required to make specified minimum sales force expenditures. In addition, during the term of the agreement, the Company is required to make certain minimum marketing, advertising, medical affairs and other commercial support expenditures.
     Under the terms of the promotion agreement, the Company paid Depomed a $12.0 million upfront fee, and based on the achievement of specified levels of annual Glumetza net product sales, the Company may pay Depomed one-time sales milestones, totaling up to $16.0 million. Depomed will continue to record revenue from the sales of Glumetza products, and beginning in the fourth quarter of 2008, will pay the Company a fee ranging from 75% to 80% of the gross margin earned from all net sales of Glumetza products in the Territory, with gross margin defined as net sales less cost of goods and product-related fees paid to Biovail Laboratories. The Company will be responsible for all costs associated with its sales force and for all other sales and marketing-related expenses associated with its promotion of Glumetza products, including an initial commitment of $5.0 million in promotional costs from signing through March 31, 2009. Depomed will be responsible for overseeing product manufacturing and supply. A joint commercialization committee has been formed to oversee and guide the strategic direction of the Glumetza alliance. The promotion agreement will continue in effect until the expiration of the last-to-expire patent or patent application with a valid claim in the Territory covering a Glumetza product, unless terminated sooner. Subject to 90 days prior written notice to Depomed, the Company may terminate the promotion agreement at any time following the 18-month anniversary of the effective date of the agreement. Subject to notice to Depomed, the Company may also terminate the agreement immediately in other circumstances, such as loss of market exclusivity or in the event of certain regulatory or governmental actions or if Depomed fails to supply the Glumetza product as reasonably necessary to meet trade demand for a period of three months or longer. Subject to 60 days prior written notice to the Company, Depomed may terminate the agreement if the Company fails to meet its obligations with respect to minimum promotion obligations and fails to cure such breach within a specified time period. Depomed may also terminate the agreement on 180 days prior written notice if the Company fails to deliver certain required information related to forecasted sales force expenditures. Either party may terminate the agreement under certain other limited circumstances.

Termination of Co-Promotion Agreement with Victory Pharma, Inc.
     On July 18, 2008, the Company and Victory mutually agreed to terminate their co-promotion agreement for Victory’s Naprelan prescription pharmaceutical products effective as of October 1, 2008. The Company and Victory entered into the co-promotion agreement in June 2007 to co-promote the Naprelan products in the U.S. through June 10, 2014, unless terminated earlier. The Company will end all promotional efforts under the agreement as of September 30, 2008, and Victory will pay to the Company any co-promotion fees due to the Company under the agreement through such period. Victory will also make a one-time, lump-sum payment to the Company on January 31, 2009, as a trailing royalty payment for the fiscal quarter ending December 31, 2008. In addition, Victory will purchase from Santarus a portion of the product samples on-hand.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” The interim condensed financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2007.
     We are a specialty pharmaceutical company focused on acquiring, developing and commercializing proprietary products that address the needs of patients treated by gastroenterologists or primary care physicians. The primary focus of our current efforts is the commercialization of our proprietary, immediate-release proton pump inhibitor, or PPI, technology for the treatment of upper gastrointestinal, or GI, diseases and disorders, including gastroesophageal reflux disease, or GERD. In the U.S. prescription market, our commercial organization promotes our Zegerid ® (omeprazole/sodium bicarbonate) products to targeted gastroenterologists and primary care physicians. To further leverage our proprietary PPI technology and diversify our sources of revenue, we have entered into strategic alliances with Schering-Plough Consumer Healthcare Products, Inc., or Schering-Plough, for the U.S. and Canadian over-the-counter, or OTC, markets, and with Glaxo Group Limited, an affiliate of GlaxoSmithKline, plc, or GSK, for prescription and OTC markets in up to 114 countries in Africa, Asia, the Middle-East, and Central and South America, as well as prescription markets in Puerto Rico and the U.S. Virgin Islands. In addition to our efforts related to our PPI technology, our commercial organization promotes additional primary care and gastroenterology products in the U.S. Our goal is to become a leading specialty pharmaceutical company, and we plan to continue to seek to maximize the value of our PPI technology, as well as expand our product portfolio through co-promotion, licensing or acquisition of marketed or late stage proprietary products.
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
     We also recently terminated a non-exclusive agreement with Otsuka America Pharmaceutical Inc., or Otsuka America, under which Otsuka America had been co-promoting Zegerid Capsules and Zegerid Powder for Oral Suspension to targeted U.S. physicians. We originally entered into the agreement in October 2004 and amended the terms of the agreement in January 2006. Under the agreement, we received a $15.0 million upfront payment from Otsuka America and paid Otsuka America a royalty on total U.S. net sales of Zegerid Capsules and Zegerid Powder for Oral Suspension. We agreed to terminate the co-promotion agreement effective as of June 30, 2008.
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
     In October 2006, we entered into a license agreement with Schering-Plough granting rights to develop, manufacture, market and sell Zegerid brand omeprazole products using our patented PPI technology for the OTC market in the U.S. and Canada. In November 2006, we received a $15.0 million upfront license fee. In August 2007, we received a $5.0 million milestone payment relating to progress on clinical product development strategy. In June 2008, we received a $2.5 million regulatory milestone relating to FDA acceptance for filing of an NDA submitted by Schering-Plough for a Zegerid branded omeprazole/sodium bicarbonate OTC product in a 20 mg dosage strength of omeprazole. We may receive an additional milestone payment of $20.0 million upon the achievement of a specified regulatory milestone and up to an additional $37.5 million in milestone payments upon the achievement of specified sales milestones. We will also receive low double-digit royalties, subject to adjustment in certain circumstances, on net sales of any OTC products sold by Schering-Plough under the license agreement. In turn, we will be obligated to pay royalties to the University of Missouri based on net sales of any OTC products sold by Schering-Plough. The license agreement will remain in effect as long as Schering-Plough is marketing products under the license agreement in the U.S. or Canada. Schering-Plough may terminate the agreement on 180 days prior written notice if it does not meet a specified deadline for receiving marketing approval in the U.S. for a licensed product. In addition, either party may terminate the agreement in the event of uncured material breach of a material obligation, subject to certain limitations, or in the event of bankruptcy or insolvency.

     In August 2007, we entered into a co-promotion agreement with C.B. Fleet Company, Incorporated, or Fleet, which was subsequently amended in May 2008, to co-promote the Fleet ® Phospho-soda ® EZ-Prep ™ Bowel Cleansing System to our targeted gastroenterologists in the U.S. The Fleet product is a system for bowel preparation used prior to a medical procedure or examination, such as a colonoscopy. We commenced promotional activities for the product in the fourth quarter of 2007. Under the terms of the agreement, Fleet pays us based on a set fee per sales call, subject to a minimum and maximum number of sales calls. We are eligible to receive co-promotion fees of up to approximately $4.8 million over the term of the agreement. We also have the opportunity to earn bonus payments if unit sales exceed predetermined baselines. We did not pay an upfront fee and do not expect to incur any material incremental expenses associated with our promotion of the product. Fleet is responsible for providing all training materials, promotional literature and product samples throughout the term of the agreement. The agreement will continue in effect until October 2008 unless terminated sooner or extended by the parties upon mutual written agreement. In addition to other more limited termination rights, either party may terminate the agreement at any time by providing 45 days prior written notice to the other party.
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
     In July 2008, we entered into a promotion agreement with Depomed, Inc., or Depomed, granting us exclusive rights to promote Depomed’s Glumetza® (metformin hydrochloride extended release tablets) in the U.S., including its territories and possessions and Puerto Rico, or collectively, the Territory. Glumetza is a once-daily, extended-release formulation of metformin that incorporates patented drug delivery technology and is indicated for the treatment of adult patients with type 2 diabetes. We plan to train our field sales representatives in the third quarter and to begin promotion of Glumetza products early in the fourth quarter of 2008. Under the promotion agreement, we are required to meet certain minimum promotion obligations during the term of the agreement. For a period of one year from the date we begin promoting the Glumetza products, we are required to deliver a minimum number of sales calls to potential Glumetza prescribers. Following the end of that one-year period, for a period of three years, we are required to make specified minimum sales force expenditures. In addition, during the term of the agreement, we are required to make certain minimum marketing, advertising, medical affairs and other commercial support expenditures.
     Under the terms of the promotion agreement, we paid Depomed a $12.0 million upfront fee, and based on the achievement of specified levels of annual Glumetza net product sales, we may be required to pay Depomed one-time sales milestones, totaling up to $16.0 million. Depomed will continue to record revenue from the sales of Glumetza products, and beginning in the fourth quarter of 2008, will pay us a fee ranging from 75% to 80% of the gross margin earned from all net sales of Glumetza products in the Territory, with gross margin defined as net sales less cost of goods and product-related fees paid to Biovail Laboratories. We will be responsible for all costs associated with our sales force and for all other sales and marketing-related expenses associated with our promotion of Glumetza products, including an initial commitment of $5.0 million in promotional costs from signing through March 31, 2009. Depomed will be responsible for overseeing product manufacturing and supply. A joint commercialization committee has been formed to oversee and guide the strategic direction of the Glumetza alliance. The promotion agreement will continue in effect until the expiration of the last-to-expire patent or patent application with a valid claim in the Territory covering a Glumetza product, unless terminated sooner. Subject to 90 days prior written notice to Depomed, we may terminate the Promotion Agreement at any time following the 18-month anniversary of the effective date of the agreement. Subject to notice to Depomed, we may also terminate the agreement immediately in other circumstances, such as loss of market exclusivity or in the event of certain regulatory or governmental actions or if Depomed fails to supply the Glumetza product as reasonably necessary to meet trade demand for a period of three months or longer. Subject to 60 days prior written notice to us, Depomed may terminate the agreement if we fail to meet our obligations with respect to minimum promotion obligations and fail to cure such breach within a specified time period. Depomed may also terminate the agreement on 180 days prior written notice if we fail to deliver certain required information related to forecasted sales force expenditures. Either party may terminate the agreement under certain other limited circumstances.
     At the time we entered into the promotion agreement relating to the Glumetza products, we and Victory Pharma, Inc., or Victory, mutually agreed to terminate our co-promotion agreement previously entered into in June 2007, pursuant to which we agreed to co-promote Naprelan® (naproxen sodium) Controlled Release Tablets to targeted primary care physicians in the U.S. Under the terms of the co-promotion agreement, we received a co-promotion fee equal to slightly more than half of the net sales value of the prescriptions generated by our target physicians. We will end all promotional efforts under the agreement as of September 30, 2008, and Victory will pay us any co-promotion fees due to us under the agreement through such period. Victory will also make a one-time, lump-sum payment to us on January 31, 2009, as a trailing royalty payment for the fiscal quarter ending December 31, 2008. In addition, Victory will purchase from us a portion of the product samples on-hand.
     We have incurred significant losses since our inception. We had an accumulated deficit of $308.4 million as of June 30, 2008. These losses have resulted principally from costs incurred in connection with license fees, research and development activities, including costs of clinical trial activities associated with our Zegerid products, commercialization activities and general and administrative expenses.
     We expect to continue to incur significant expenditures as we support the commercialization of Zegerid Capsules and Zegerid Powder for Oral Suspension and our commercial organization, enhance our product portfolio through development and commercialization of acquired or internally developed proprietary products and fund our administrative support activities.
     In February 2006, we entered into a committed equity financing facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge, which may entitle us to sell and obligate Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. In connection with the CEFF, we entered into a common stock purchase agreement and registration rights agreement, and we also issued a warrant to Kingsbridge to purchase 365,000 shares of our common stock at a price of $8.2836 per share. The warrant is fully exercisable beginning after the six-month anniversary of the agreement for a period of five years thereafter. On February 3, 2006, we filed a resale shelf registration statement on Form S-3 with the Securities and Exchange Commission to facilitate Kingsbridge’s public resale of shares of our common stock which it may acquire from us from time to time in connection with our draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that we issued to Kingsbridge in connection with the CEFF. The resale shelf registration statement was declared effective on February 13, 2006. In 2006, we completed four draw downs under the CEFF and have issued a total of 5,401,787 shares in exchange for aggregate gross proceeds of $36.5 million. We did not initiate any draw downs under the CEFF during 2007 or during the six months ended June 30, 2008.
     In July 2006, we entered into a loan agreement with Comerica Bank, or Comerica, which was subsequently amended in July 2008, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $25.0 million. As of August 4, 2008, the date of this report, we have not borrowed any amounts under the loan agreement. Under the loan agreement, the revolving loan bears interest, as selected by us, at either the variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” plus 0.50% or the LIBOR rate (as computed in the amended and restated LIBOR addendum to the amended loan agreement) plus 3.00%. Interest payments on advances made under the loan agreement are due and payable in arrears on the first calendar day of each month during the term of the loan agreement. Amounts borrowed under the loan agreement may be repaid and re-borrowed at any time prior to July 11, 2011. There is a non-refundable unused commitment fee equal to 0.50% per annum on the difference between the amount of the revolving line and the average daily balance outstanding thereunder during the term of the loan agreement, payable quarterly in arrears. The loan agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the loan agreement.
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations are based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.
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

     Our allowance for product returns was $8.3 million as of June 30, 2008 and $5.9 million as of December 31, 2007. In order to provide a basis for estimating future product returns on sales to our customers at the time title transfers, we have been tracking our Zegerid products return history from the time of our first commercial product launch of Zegerid Powder for Oral Suspension 20 mg in late 2004, taking into consideration product expiration dating and estimated inventory levels in the distribution channel. We recognize product sales at the time title passes to our customers, and we provide for an estimate of future product returns at that time based upon our historical product returns trends, our analysis of product expiration dating and estimated inventory levels in the distribution channel, and the other factors discussed above. There may be a significant time lag between the date we determine the estimated allowance and when we receive the product return and issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods. In 2007, based upon our review of additional product returns history gathered through the end of 2007 and analysis of product expiration dating and inventory in the distribution channel, we increased our estimate for product returns to reflect actual experience accordingly. This change in estimate provided for potential product returns related to sales in prior periods and resulted in an increase to our net loss of approximately $1.9 million in 2007.
     Our allowance for rebates, chargebacks and other discounts was $26.7 million as of June 30, 2008 and $21.0 million as of December 31, 2007. These allowances reflect an estimate of our liability for rebates due to managed care organizations under specific contracts, rebates due to various governmental organizations under Medicaid and Medicare contracts and regulations, chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. We estimate our liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, we evaluate our outstanding contracts and apply the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, we project the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicaid, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by us and/or our competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date we determine the estimated allowance and when we make the contractual payment or issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods. To date, actual results have not materially differed from our estimates.
     Contract Revenue. We recognize contract revenue consistent with the provisions of SAB No. 104 and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We analyze each element of our licensing and co-promotion agreements to determine the appropriate revenue recognition. We recognize revenue on upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. We recognize milestone payments upon the achievement of specified milestones if (1) the milestone is substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement and (2) the fees are nonrefundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recognized as deferred revenue. Sales milestones, royalties and co-promotion fees are recognized as revenue when earned under the agreements. Certain elements of our licensing and co-promotion agreements are described below:
•	In June 2008, we received a $2.5 million nonrefundable regulatory milestone relating to FDA acceptance for filing of an NDA submitted by Schering-Plough for a Zegerid branded omeprazole/sodium bicarbonate OTC product in a 20 mg dosage strength of omeprazole. We recognized the payment as contract revenue in the three months ended June 30, 2008 due to the substantive nature of the milestone achieved. In November 2006, we received a nonrefundable $15.0 million upfront license fee in connection with our license agreement with Schering-Plough. The $15.0 million upfront payment is being amortized to revenue on a straight-line basis over a 37-month period through the end of 2009, which represents the estimated period during which we have significant responsibilities under the agreement.

•	In December 2007, we received a nonrefundable $11.5 million upfront payment in connection with our license and distribution agreements with GSK. To support GSK’s initial launch costs, we agreed to waive the first $2.5 million of aggregate royalties payable under the agreements. Of the total $11.5 million upfront payment, the $2.5 million in waived royalty obligations was recorded as deferred revenue and is being recognized as revenue as the royalties are earned. The remaining $9.0 million is being amortized to revenue on a straight-line basis over an 18-month period, which represents the estimated period we are obligated to supply Zegerid products to GSK for sale in Puerto Rico and the USVI under the distribution agreement.

•	In October 2004, we received a nonrefundable $15.0 million upfront payment in connection with our co-promotion agreement with Otsuka America. The $15.0 million upfront payment was being amortized to revenue on a straight-line basis over the 63-month contractual term through the end of 2009. On May 28, 2008, we agreed to terminate the co-promotion agreement effective as of June 30, 2008. In connection with the termination, we amortized the remaining balance of the $15.0 million up-front payment previously received from Otsuka America in October 2004 and recognized approximately $5.0 million in contract revenue in the three months ended June 30, 2008 associated with this amortization.
Inventories and Related Reserves
     Inventories are stated at the lower of cost (FIFO) or market and consist of finished goods and raw materials used in the manufacture of our Zegerid Capsules and Zegerid Powder for Oral Suspension products. Also included in inventories are product samples of the Naprelan products which we purchased from Victory under our co-promotion agreement. We provide reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales.
Stock-Based Compensation
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123(R), using the modified prospective transition method. Under this transition method, compensation cost recognized for the three and six months ended June 30, 2008 and 2007 included (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.
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
     For options granted prior to January 1, 2006, we amortize the fair value on an accelerated basis. For options granted after January 1, 2006, we amortize the fair value on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Pre-vesting forfeitures were estimated to be approximately 0% for the three and six months ended June 30, 2008 and 2007 as the majority of options granted contain monthly vesting terms.
     We account for options issued to non-employees under SFAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services. As such, the value of options issued to non-employees is periodically remeasured as the underlying options vest.

     The following table includes stock-based compensation recognized in accordance with SFAS No. 123(R) and EITF Issue No. 96-18 in our condensed statement of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of product sales	$24,306	$30,484	$51,259	$61,466
Research and development	125,728	139,545	234,445	251,874
Selling, general and administrative	985,062	1,629,906	1,899,611	3,025,433

Total	$1,135,096	$1,799,935	$2,185,315	$3,338,773

     As of June 30, 2008, total unrecognized compensation cost related to stock options was approximately $8.3 million, and the weighted average period over which it was expected to be recognized was 2.5 years.
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
Results of Operations
Comparison of Three Months Ended June 30, 2008 and 2007
     Product Sales, Net. Product sales, net were $24.0 million for the three months ended June 30, 2008 and $18.8 million for the three months ended June 30, 2007 and consisted of sales of Zegerid Capsules and Zegerid Powder for Oral Suspension. The $5.2 million increase in product sales, net was primarily attributable to an increase in sales of Zegerid Capsules. For the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, the amount of rebates, chargebacks and other discounts has grown primarily as a result of increased sales of our Zegerid products and increased contracting with various managed care organizations and governmental organizations relating to Medicaid and Medicare. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased.
     Contract Revenue. Contract revenue was $12.0 million for the three months ended June 30, 2008 and $1.9 million for the three months ended June 30, 2007. Contract revenue in each period consisted of co-promotion revenue from the $15.0 million upfront fee received pursuant to our co-promotion agreement with Otsuka America and license fee revenue from the $15.0 million upfront fee received in November 2006 pursuant to our license agreement with Schering-Plough. In connection with the termination of our co-promotion agreement with Otsuka America effective as of June 30, 2008, we amortized the remaining balance of the $15.0 million up-front payment and recognized approximately $5.0 million in contract revenue in the three months ended June 30, 2008 associated with this amortization. In June 2008, we received a $2.5 million regulatory milestone relating to FDA acceptance for filing of an NDA submitted by Schering-Plough which was recognized as contract revenue in the three months ended June 30, 2008. Contract revenue in three months ended June 30, 2008 also included license fee revenue from the $11.5 million upfront fee received in 2007 pursuant to our license and distribution agreements with GSK as well as royalty revenue earned under these agreements. In addition, contract revenue in the three months ended June 30, 2008 included co-promotion fees earned under our co-promotion agreements with Victory and Fleet.
     Cost of Product Sales. Cost of product sales was $1.7 million for the three months ended June 30, 2008 and $1.7 million for the three months ended June 30, 2007, or approximately 7% and 9% of net product sales, respectively. Cost of product sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Zegerid products. Cost of product sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales. The decrease in our cost of product sales as a percentage of net product sales was primarily attributable to lower manufacturing costs associated with our capsule product and certain fixed costs being applied to increased sales volumes.

     License Fees and Royalties. License fees and royalties were $3.4 million for the three months ended June 30, 2008 and $2.6 million for the three months ended June 30, 2007. License fees and royalties consisted of royalties due to the University of Missouri and Otsuka America based upon our net product sales as well as royalties due to the University of Missouri based upon products sold by GSK under our license and distribution agreements. Following the termination of our co-promotion agreement effective as of June 30, 2008, we are no longer obligated to pay royalties to Otsuka America.
     Research and Development. Research and development expenses were $2.2 million for the three months ended June 30, 2008 and $1.6 million for the three months ended June 30, 2007. The $644,000 increase in our research and development expenses was primarily attributable to development costs associated with a new swallowable tablet formulation we intend to add to our Zegerid family of branded prescription pharmaceutical products.
     Selling, General and Administrative. Selling, general and administrative expenses were $25.8 million for the three months ended June 30, 2008 and $28.5 million for the three months ended June 30, 2007. The $2.7 million decrease in our selling, general and administrative expenses was primarily attributable to a decrease in costs associated with our advertising and promotional activities and our speaker programs, a decrease in costs related to our sales and marketing personnel resulting from a decrease in headcount and a decrease in stock-based compensation. These decreases in expenses were offset in part by an increase in legal fees primarily due to the patent infringement lawsuits we filed against Par Pharmaceutical, Inc. in 2007.
     Interest and Other Income, Net. Interest and other income, net was $262,000 for the three months ended June 30, 2008 and $761,000 for the three months ended June 30, 2007. The $499,000 decrease was primarily attributable to lower interest income resulting from lower average cash balances and a lower rate of return on our cash, cash equivalents and short-term investments.
Comparison of Six Months Ended June 30, 2008 and 2007
     Product Sales, Net. Product sales, net were $43.4 million for the six months ended June 30, 2008 and $35.8 million for the six months ended June 30, 2007 and consisted of sales of Zegerid Capsules and Zegerid Powder for Oral Suspension. The $7.6 million increase in product sales, net was primarily attributable to an increase in sales of Zegerid Capsules. For the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, the amount of rebates, chargebacks and other discounts has grown primarily as a result of increased sales of our Zegerid products and increased contracting with various managed care organizations and governmental organizations relating to Medicaid and Medicare. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased.
     Contract Revenue. Contract revenue was $17.1 million for the six months ended June 30, 2008 and $3.9 million for the six months ended June 30, 2007. Contract revenue in each period consisted of co-promotion revenue from the $15.0 million upfront fee received pursuant to our co-promotion agreement with Otsuka America and license fee revenue from the $15.0 million upfront fee received in November 2006 pursuant to our license agreement with Schering-Plough. In connection with the termination of our co-promotion agreement with Otsuka America effective as of June 30, 2008, we amortized the remaining balance of the $15.0 million up-front payment and recognized approximately $5.7 million in contract revenue in the six months ended June 30, 2008 associated with this amortization. In June 2008, we received a $2.5 million regulatory milestone relating to FDA acceptance for filing of an NDA submitted by Schering-Plough which was recognized as contract revenue in the six months ended June 30, 2008. Contract revenue in six months ended June 30, 2008 also included license fee revenue from the $11.5 million upfront fee received in 2007 pursuant to our license and distribution agreements with GSK as well as royalty revenue earned under these agreements. In addition, contract revenue in the six months ended June 30, 2008 included co-promotion fees earned under our co-promotion agreements with Victory and Fleet.
     Cost of Product Sales. Cost of product sales was $3.4 million for the six months ended June 30, 2008 and $3.3 million for the six months ended June 30, 2007, or approximately 8% and 9% of net product sales, respectively. Cost of product sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Zegerid products. Cost of product sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales.

     License Fees and Royalties. License fees and royalties were $6.1 million for the six months ended June 30, 2008 and $5.0 million for the six months ended June 30, 2007. License fees and royalties consisted of royalties due to the University of Missouri and Otsuka America based upon our net product sales as well as royalties due to the University of Missouri based upon products sold by GSK under our license and distribution agreements. Following the termination of our co-promotion agreement effective as of June 30, 2008, we are no longer obligated to pay royalties to Otsuka America.
     Research and Development. Research and development expenses were $3.9 million for the six months ended June 30, 2008 and $3.2 million for the six months ended June 30, 2007. The $716,000 increase in our research and development expenses was primarily attributable to development costs associated with our new swallowable tablet formulation to add to our Zegerid family of branded prescription pharmaceutical products.
     Research and development expenses have historically consisted primarily of costs associated with clinical trials of our products under development as well as clinical studies designed to further differentiate our Zegerid products from those of our competitors, development of and preparation for commercial manufacturing of our products, compensation and other expenses related to research and development personnel and facilities expenses. In the future, we may conduct additional clinical trials to further differentiate our Zegerid family of products, as well as conduct research and development related to any future products that we may in-license or otherwise acquire. We are unable to estimate with any certainty the research and development costs that we may incur in the future. We have also committed, in connection with the approval of our NDAs for Zegerid Powder for Oral Suspension, to evaluate the product in pediatric populations, including pharmacokinetic/pharmacodynamic, or PK/PD, and safety studies. Although we are currently focused primarily on advancing our Zegerid family of products, we anticipate that we will make determinations as to which development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific, clinical and commercial merits of each project.
     Selling, General and Administrative. Selling, general and administrative expenses were $52.3 million for the six months ended June 30, 2008 and $59.2 million for the six months ended June 30, 2007. The $6.9 million decrease in our selling, general and administrative expenses was primarily attributable to a decrease in costs associated with our advertising and promotional activities and our speaker programs, a decrease in costs related to our sales and marketing personnel resulting from a decrease in headcount and a decrease in stock-based compensation. These decreases in expenses were offset in part by an increase in legal fees primarily due to the patent infringement lawsuits we filed against Par Pharmaceutical, Inc. in 2007.
     Interest and Other Income, Net. Interest and other income, net was $823,000 for the six months ended June 30, 2008 and $1.7 million for the six months ended June 30, 2007. The $856,000 decrease was primarily attributable to lower interest income resulting from lower average cash balances and a lower rate of return on our cash, cash equivalents and short-term investments.
Liquidity and Capital Resources
     As of June 30, 2008, cash, cash equivalents and short-term investments were $51.1 million, compared to $64.7 million as of December 31, 2007, a decrease of $13.6 million. This decrease resulted primarily from our net loss for the six months ended June 30, 2008, adjusted for non-cash stock-based compensation and changes in operating assets and liabilities. In addition, due to the illiquid state of our auction rate securities, we reclassified the fair value of these securities from short-term to long-term investments in the six months ended June 30, 2008. The fair value of our auction rate securities was approximately $4.0 million in our condensed balance sheet as of June 30, 2008.
     Our auction rate securities are high-grade (AAA rated) municipal debt obligations with a long-term maturity and an interest rate that is reset in short-term intervals (every 28 days) through auctions. Due to recent conditions in the global credit markets, in the six months ended June 30, 2008, these securities, representing a par value of approximately $4.3 million, have experienced multiple failed auctions due to insufficient demand for the securities at auction. As a result, these affected securities are currently not liquid and the interest rates have been reset to predetermined higher rates.
     Typically the fair value of auction rate securities approximates par value due to the frequent resets through the auction process. While we continue to earn interest on our auction rate securities at the maximum contractual rates, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of auction rate securities no longer approximates par value. We have used a discounted cash flow model to determine the estimated fair value of our investment in auction rate securities as of June 30, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the auction rate securities. Based on this assessment of fair value, we recorded an unrealized loss of approximately $288,000 related to our auction rate securities as of June 30, 2008. We believe this unrealized loss is primarily attributable to the limited liquidity of these investments and have no reason to believe that any of the underlying issuers are presently at risk of default.
     Net cash used in operating activities was $9.1 million for the six months ended June 30, 2008 and $24.5 million for the six months ended June 30, 2007. The primary use of cash was to fund our net losses for these periods, adjusted for non-cash expenses, including $2.2 million for the six months ended June 30, 2008 and $3.3 million for the six months ended June 30, 2007 in stock-based compensation, and changes in operating assets and liabilities. Significant working capital uses of cash for the six months ended June 30, 2008 included decreases in deferred revenue and increases in accounts receivable, offset in part by an increase in the allowance for product returns and increases in accounts payable and accrued liabilities primarily driven by an increase in accrued rebates. For the six months ended June 30, 2007, significant working capital sources of cash included increases in accounts payable and accrued liabilities primarily driven by an increase in accrued rebates. These working capital sources of cash were offset in part by increases in accounts receivable and a decrease in deferred revenue.
     Net cash used in investing activities was $695,000 for the six months ended June 30, 2008 and $1.7 million for the six months ended June 30, 2007 and consisted of purchases and maturities of short-term investments and purchases of property and equipment. For the six months ended June 30, 2007, these uses of cash were offset in part by a reduction in long-term restricted cash associated with a letter of credit agreement required by our former facilities lease.
     Net cash provided by financing activities was $432,000 for the six months ended June 30, 2008 and $1.5 million for the six months ended June 30, 2007 consisting of proceeds from the issuance of common stock under our employee stock purchase plan and the exercise of stock options.
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
     We currently rely on OSG Norwich Pharmaceuticals, Inc. as our manufacturer of Zegerid Capsules and Patheon, Inc. as our manufacturer of Zegerid Powder for Oral Suspension. We also purchase commercial quantities of omeprazole, an active ingredient in our Zegerid products, from Union Quimico Farmaceutica, S.A. At June 30, 2008, we had finished goods and raw materials inventory purchase commitments of approximately $3.3 million.
     The following summarizes our long-term contractual obligations, excluding potential sales-based royalty obligations and milestone payments under our agreements with the University of Missouri and Depomed, as of June 30, 2008:

	Payments Due by Period
		Less than
		One Year
		(Remainder	One to	Four to
Contractual Obligations	Total	of 2008)	Three Years	Five Years	Thereafter
			(in thousands)
Operating leases	$6,162	$663	$4,462	$1,037	$—
Other long-term contractual obligations	663	419	190	54	—

Total	$6,825	$1,082	$4,652	$1,091	$—

     The amount and timing of cash requirements will depend on market acceptance of Zegerid Capsules and Zegerid Powder for Oral Suspension and any other products that we may market in the future, the resources we devote to researching, developing, formulating, manufacturing, commercializing and supporting our products, and our ability to enter into third-party collaborations.

     We believe that our current cash, cash equivalents and short-term investments, net of our $12.0 million upfront payment to Depomed in July 2008, will be sufficient to fund our current operations for at least the next 12 months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed earlier than we expect. Although we do not believe that we will need to raise additional funds to finance our current operations over the next 12 months, we may pursue raising additional funds in connection with licensing or acquisition of new products. Sources of additional funds may include funds generated through strategic collaborations or licensing agreements, or through equity, debt and/or royalty financing.
     In February 2006, we entered into the CEFF which may entitle us to sell and obligate Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. We filed a resale shelf registration statement on Form S-3 with the Securities and Exchange Commission to facilitate Kingsbridge’s public resale of shares of our common stock which it may acquire from us from time to time in connection with our draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that we issued to Kingsbridge in connection with the CEFF. The resale shelf registration statement was declared effective in February 2006. In 2006, we completed four draw downs under the CEFF and have issued a total of 5,401,787 shares in exchange for aggregate gross proceeds of $36.5 million. We did not initiate any draw downs under the CEFF during 2007 or during the six months ended June 30, 2008. Accordingly, the remaining commitment of Kingsbridge under the CEFF for the potential purchase of our common stock is equal to the lesser of $38.5 million in cash consideration or 3,451,378 shares (which shares would be priced at a discount ranging from 6% to 10% of the average market price during any future draw down), subject to certain conditions and restrictions. There can be no assurance that we will be able to complete any further draw downs under the CEFF. Factors influencing our ability to complete draw downs include conditions such as a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; the continued effectiveness of the shelf registration statement; and the continued listing of our stock on the Nasdaq Global Market.
     In July 2006, we entered into our loan agreement with Comerica which was subsequently amended in July 2008, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $25.0 million. As of August 4, 2008, the date of this report, we have not borrowed any amounts under the loan agreement. Under the loan agreement, the revolving loan bears interest, as selected by us, at either the variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” plus 0.50% or the LIBOR rate (as computed in the amended and restated LIBOR addendum to the amended loan agreement) plus 3.00%. Interest payments on advances made under the loan agreement are due and payable in arrears on the first calendar day of each month during the term of the loan agreement. Amounts borrowed under the loan agreement may be repaid and re-borrowed at any time prior to July 11, 2011. There is a non-refundable unused commitment fee equal to 0.50% per annum on the difference between the amount of the revolving line and the average daily balance outstanding thereunder during the term of the loan agreement, payable quarterly in arrears. The loan agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the loan agreement.
     Amounts borrowed under the loan agreement are secured by substantially all of our personal property, excluding intellectual property. Under the loan agreement, we are subject to certain affirmative and negative covenants, including limitations on our ability: to enter into certain change of control events; to convey, sell, lease, license, transfer or otherwise dispose of assets; to create, incur, assume, guarantee or be liable with respect to certain indebtedness; to grant liens; to pay dividends and make certain other restricted payments; and to make investments. In addition, under the loan agreement, we are required to maintain a balance of cash with Comerica in an amount of not less than $4.0 million and to maintain any other cash balances with either Comerica or another financial institution covered by a control agreement for the benefit of Comerica. We are also subject to specified financial covenants with respect to a minimum liquidity ratio and, in specified limited circumstances, minimum EBITDA requirements. We believe that we have currently met all of our obligations under the loan agreement.
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

     As of June 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Accounting Pronouncements
Adoption of Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in accordance with GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 was effective for us on January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our condensed financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115. SFAS No. 159 allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of operations. SFAS No. 159 includes available-for-sale securities in the assets eligible for this treatment. Currently, we record the unrealized gains or losses for the period in comprehensive income (loss) and in the equity section of the balance sheet. SFAS No. 159 was effective for us on January 1, 2008. We did not elect to adopt the fair value option under SFAS No. 159 on any assets or liabilities not previously carried at fair value.
     In June 2007, the EITF issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities. The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF Issue No. 07-3 is effective for new contracts entered into beginning on January 1, 2008. The adoption of EITF Issue No. 07-3 did not have a material impact on our condensed financial statements.
Pending Adoption of Recent Accounting Pronouncements
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
Caution on Forward-Looking Statements
     Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance that are not historical facts are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to increase market demand for, and sales of, our Zegerid® products, the Glumetza® products and any other products that we or our strategic partners promote or market; the scope and validity of patent protection for our products and any other products that we or our strategic partners promote or market, including the outcome and duration of our patent infringement lawsuits against Par Pharmaceutical, Inc., and our and our strategic partners’ ability to commercialize products without infringing the patent rights of others; our dependence on a number of third parties, such as GSK, under our license and distribution agreements and Schering-Plough, under our OTC license agreement, whether these third party arrangements will result in payments to us on anticipated timeframes or at all and whether these arrangements will otherwise be successful; adverse side effects or inadequate therapeutic efficacy of our products or products we promote that could result in product recalls, market withdrawals or product liability claims; competition from other pharmaceutical or biotechnology companies and evolving market dynamics, including the impact of currently available generic PPI products and the introduction of additional generic PPI products; our ability to further diversify our sources of revenue and product portfolio; other difficulties or delays relating to the development, testing, manufacturing and marketing of, and maintaining regulatory approvals for, our and our strategic partners’ products; fluctuations in quarterly and annual results; our ability to obtain additional financing as needed to support our operations or future product acquisitions; and other risks detailed below under Part II — Item 1A — Risk Factors.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Under the terms of our loan agreement with Comerica, the interest rate applicable to any amounts borrowed by us under the credit facility will be, at our election, indexed to either Comerica’s prime rate or the LIBOR rate. If we elect Comerica’s prime rate for all or any portion of our borrowings, the interest rate will be variable, which would expose us to the risk of increased interest expense if interest rates rise. If we elect the LIBOR rate for all or any portion of our borrowings, such LIBOR rate will remain fixed only for a specified, limited period of time after the date of our election, after which we will be required to repay the borrowed amount, or elect a new interest rate indexed to either Comerica’s prime rate or the LIBOR rate. The new rate may be higher than the earlier interest rate applicable under the loan agreement. As of August 4, 2008, the date of this report, we have not borrowed any amounts under the loan agreement. Accordingly, we currently believe that changes in such interest rates would not materially affect our market risk.
     In addition to market risk related to our loan agreement with Comerica, we are exposed to market risk primarily in the area of changes in U.S. interest rates and conditions in the credit markets, particularly because the majority of our investments are in short-term marketable securities. We do not have any material foreign currency or other derivative financial instruments. All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at estimated market value. Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of June 30, 2008, our investments included $4.0 million of high-grade (AAA rated) auction rate securities issued by state municipalities. Our auction rate securities are debt instruments with a long-term maturity and an interest rate that is reset in short-term intervals through auctions. The recent conditions in the global credit markets have prevented many investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.
     Due to recent conditions in the global credit markets, in the six months ended June 30, 2008, our auction rate securities, representing a par value of approximately $4.3 million, have experienced multiple failed auctions due to insufficient demand for the securities at auction. As a result, these affected securities are currently not liquid and the interest rates have been reset to predetermined higher rates. Due to the limited liquidity of these investments, we have recorded an unrealized loss of approximately $288,000 related to our auction rate securities and have classified the fair value of these securities as long-term investments as of June 30, 2008. To date, we have not recorded any realized gains or losses on our investment portfolio.
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
     There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In September 2007, we filed a lawsuit in the United States District Court for the District of Delaware against Par Pharmaceutical, Inc., or Par, for infringement of U.S. Patent Nos. 6,645,988; 6,489,346; and 6,699,885, each of which is listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, for Zegerid Capsules. In October 2007, we filed an amended complaint to reflect the U.S. Patent and Trademark Office’s, or PTO’s, issuance of an Ex Parte Reexamination Certificate for U.S. Patent No. 6,699,885, or the ‘885 patent. In December 2007, we filed a second lawsuit in the United States District Court for the District of Delaware against Par for infringement of U.S. Patent Nos. 6,645,988; 6,489,346; 6,699,885; and 6,780,882, each of which is listed in the Orange Book, for Zegerid Powder for Oral Suspension. The University of Missouri, licensor of the patents, is a co-plaintiff in the litigation. The lawsuits are in response to Abbreviated New Drug Applications, or ANDAs, filed by Par with the FDA regarding Par’s intent to market generic versions of our Zegerid Capsules and Zegerid Powder for Oral Suspension products prior to the July 2016 expiration of the asserted patents. Each complaint seeks a judgment that Par has infringed the asserted patents and that the effective date of approval of Par’s ANDA shall not be earlier than the expiration date of the asserted patents. Par has filed answers in each case, primarily asserting non-infringement, invalidity and/or unenforceability. Par has also filed counterclaims seeking a declaration in its favor on those issues. In addition, Par is seeking a declaration that U.S. Patent No. 5,840,737, or the ‘737 patent, is not infringed, is invalid and/or is unenforceable. The ‘737 patent is one of six issued patents listed in the Orange Book for Zegerid Powder for Oral Suspension. The ‘737 patent is not one of the four patents listed in the Orange Book for Zegerid Capsules. We have moved to dismiss, or in the alternative, stay these claims due to a reissue proceeding involving the ‘737 patent currently pending before the PTO. The discovery phase of the lawsuits is continuing. A claim construction hearing is currently scheduled for October 2008. Trial is currently scheduled for July 2009. Both lawsuits have been consolidated for all purposes.
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
     On July 15, 2008, the PTO issued U.S. Patent No. 7,399,772, or the ‘772 patent, which is now listed in the Orange Book for both Zegerid Capsules and Zegerid Powder for Oral Suspension. We anticipate filing in the near future a motion for leave to amend the complaint to add the ‘772 patent to the pending litigation.
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
     In the near-term, the success of our business will depend on many factors, including:
•	whether we are able to increase market demand for, and sales of, our Zegerid® (omeprazole/sodium bicarbonate) Capsules and Powder for Oral Suspension prescription products, including our ability to:
•	achieve greater market acceptance of our products by our targeted primary care physicians and gastroenterologists;

•	maintain adequate levels of reimbursement coverage for our products from third-party payors; and

•	compete effectively within the gastrointestinal, or GI, and primary care fields, where we face competition from both branded and generic products, in many cases marketed by competitors with significantly more experience and resources;
•	whether we are able to maintain patent protection for our products, including whether we are successful in the lawsuits we filed against Par Pharmaceutical, Inc., or Par, for infringement of patents covering our Zegerid Capsules and Zegerid Powder for Oral Suspension products;

•	whether we are successful in generating revenue under our promotion arrangements and strategic alliances, including our promotion agreement with Depomed, Inc., or Depomed, for Glumetza® (metformin hydrochloride extended release tablets), our over-the counter, or OTC, license agreement with Schering-Plough Healthcare Products, Inc., or Schering-Plough, and our license and distribution agreements with Glaxo Group Limited, an affiliate of GlaxoSmithKline, plc, or GSK; and

•	whether we will be able to further diversify our sources of revenue and product portfolio, including our ability to obtain additional financing to support the licensing or acquisition of new products.
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
     Our ability to generate revenue in the longer term will also depend on whether our strategic alliances with GSK and Schering-Plough will lead to the successful commercialization of additional omeprazole products using our patented PPI technology. In addition, our success may be impacted by the extent to which our promotion of other products detracts from our sales representatives’ effort to promote our Zegerid products.
     We expect to incur significant costs as we continue to support the commercialization of Zegerid Capsules and Zegerid Powder for Oral Suspension. We have realized modest growth in sales of our Zegerid products to date relative to our expenses to date, including expenses associated with our commercial operations, and we may be unable to achieve greater market acceptance. For the six months ended June 30, 2008, we recognized $43.4 million in Zegerid net product sales. In addition, as of June 30, 2008, we had an accumulated deficit of $308.4 million.
     We cannot be certain that our continued marketing of Zegerid Capsules and Zegerid Powder for Oral Suspension will result in increased demand for, and sales of, our products or that we will receive any milestone payments or sales-based royalties from our strategic alliances with GSK and Schering-Plough. The potential demand for our currently marketed prescription products may also be negatively impacted by the availability of any OTC products developed and marketed by Schering-Plough in the U.S. pursuant to our strategic alliance. If we fail to successfully commercialize our prescription products or GSK and Schering-Plough fail to successfully commercialize products using our patented PPI technology or are significantly delayed in doing so, we may be unable to generate sufficient revenues to grow our business and attain and sustain profitability, and our business, financial condition and results of operations will be materially adversely affected.
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
     If GSK’s and Schering-Plough’s commercialization efforts are not successful, our ability to generate sufficient revenues to grow our business and attain and sustain profitability will be adversely affected.
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
     Many of the currently marketed competitive products are available as generic products. For example, generic delayed-release omeprazole products in 10 mg, 20 mg and 40 mg dosage strengths and generic delayed-release pantoprazole products are currently available in the U.S. market, and we anticipate that other generic delayed-release PPIs will enter the market. In addition, delayed-release omeprazole is available in a 20 mg dosage strength as a branded and store brand OTC product. We anticipate that other OTC PPI products will also enter the market. The existence of generic and OTC delayed-release PPI products could make it more difficult for branded prescription PPI products, including our Zegerid products, to gain or maintain market share and could cause prices for PPIs to drop, each of which could adversely affect our business. Moreover, the current availability of generic and OTC delayed-release omeprazole products may have an additional impact on demand and pricing for our immediate-release products because our products also utilize omeprazole as an active ingredient.
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
     To support the promotion of our Zegerid prescription products, we have entered into a contract sales organization agreement with inVentiv. Under our agreement with inVentiv, inVentiv is committed to provide up to approximately 140 fully-dedicated contract sales representatives to promote our Zegerid products in the U.S. Our agreement with inVentiv causes us to incur significant costs, and we cannot be sure that the efforts of the contract sales force will be successful.

     Under our co-promotion agreement with Otsuka America, approximately 170 field sales representatives from Otsuka America were co-promoting Zegerid Capsules and Zegerid Powder for Oral Suspension to targeted U.S. physicians. We recently terminated our co-promotion agreement with Otsuka America effective as of June 30, 2008.
     Any revenues we receive from sales of our products generated by the contract sales force or any other third parties will depend upon the efforts of those other parties, which in many instances will not be within our control. If we are unable to maintain our agreement with inVentiv or to effectively establish alternative arrangements to market our products more broadly than we can through our internal sales force, our business could be adversely affected. In addition, we cannot be certain of the impact that termination of our co-promotion arrangement with Otsuka America and the decrease in promotional support may have on our business.
We depend on a limited number of wholesaler customers for retail distribution of our products, and if we lose any of our significant wholesaler customers, our business could be harmed.
     Our wholesaler customers include some of the nation’s leading wholesale pharmaceutical distributors, such as Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, and major drug chains. Sales to Cardinal, McKesson and AmerisourceBergen accounted for approximately 32%, 32% and 14%, respectively, of our annual revenues during 2007 and 29%, 25% and 14%, respectively, of our revenues for the six months ended June 30, 2008. The loss of any of these wholesaler customers’ accounts or a material reduction in their purchases could harm our business, financial condition or results of operations. In addition, we may face pricing pressure from our wholesaler customers.
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
     We have no manufacturing facilities, and we rely on third-party manufacturers to provide us with an adequate and reliable supply of our products on a timely basis. Our manufacturers must comply with U.S. regulations, including the FDA’s current good manufacturing practices, applicable to the manufacturing processes related to pharmaceutical products, and their facilities must be inspected and approved by the FDA and other regulatory agencies as part of their business. In addition, because several of our key manufacturers are located outside of the U.S., they must also comply with applicable foreign laws and regulations.
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
We may not generate adequate revenues under our promotion agreements involving third party marketed products to justify our level of promotional effort and expense under the agreements.
     In July 2008, we entered into a promotion agreement with Depomed pursuant to which we agreed to promote Depomed’s Glumetza® (metformin hydrochloride extended release tablets) in the U.S., including its territories and possessions and Puerto Rico. Under the terms of the promotion agreement, Depomed will pay us a fee ranging from 75% to 80% of the gross margin earned from all net sales of Glumetza products in the U.S., its territories and possessions and Puerto Rico, with gross margin defined as net sales less cost of goods and product-related fees paid to Biovail Laboratories. We paid Depomed a $12.0 million upfront fee, and based on the achievement of specified levels of annual Glumetza net product sales, we may be required to pay Depomed one-time sales milestones, totaling up to $16.0 million. We will also be responsible for all costs associated with our sales force and for all other sales and marketing-related expenses associated with our promotion of Glumetza products, including an initial commitment of $5.0 million in promotional costs from signing through March 31, 2009. We plan to train our field sales representatives in the third quarter and to begin promotion of Glumetza products early in the fourth quarter of 2008.

     At the time we entered into the promotion agreement relating to the Glumetza products, we and Victory Pharma, Inc., or Victory, mutually agreed to terminate our co-promotion agreement previously entered into in June 2007, pursuant to which we agreed to co-promote Naprelan Controlled Release Tablets to our targeted primary care physicians in the U.S. Under the terms of the co-promotion agreement, we received a co-promotion fee equal to slightly more than half of the net sales value of the prescriptions generated by our target physicians. We will end all promotional efforts under the co-promotion agreement as of September 30, 2008, and Victory will pay us any co-promotion fees due to us under the agreement through such period. Victory will also make a one-time, lump-sum trailing royalty payment to us for the fiscal quarter ending December 31, 2008. In addition, Victory will purchase from Santarus a portion of the product samples on-hand.
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
     Our ability to generate adequate revenues under the promotion agreements to justify the resources and the level of promotional effort we will have to expend is subject to a number of risks and uncertainties, including:
•	our ability to increase market demand and sales of the Glumetza and Fleet products;

•	adverse side effects or inadequate therapeutic efficacy of the Glumetza or Fleet products and any resulting product liability claims or product recalls; and

•	the potential for termination of the promotion arrangements.
     Our ability to successfully co-promote the Fleet product is also dependent on the FDA’s continued determination that the Fleet product is safe for its intended use. A citizen’s petition filed in September 2007 requests that the FDA withdraw oral sodium phosphate products for bowel cleansing from commercial marketing or reclassify them as prescription medications. Although the FDA has previously declined to act upon similar petitions filed in the past, we cannot be certain about how the FDA may act in the future.
     In addition, the promotion of the Glumetza and Fleet products could detract from our sales representatives’ efforts to promote our Zegerid products and have an adverse impact on Zegerid sales. If our promotion efforts are not successful, our ability to generate sufficient revenues to grow our business and attain and sustain profitability may be adversely affected.
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
     Our business exposes us to potential liability risks that may arise from the clinical testing of our products and the manufacture and sale of our Zegerid products and any other products we promote or otherwise commercialize. These risks exist even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA. For example, although we have not been named as a party, a significant number of product liability actions have been brought against Fleet relating to Fleet’s phospho-soda products, including at least two actions involving the Fleet product that we co-promote. Any product liability claim or series of claims brought against us could significantly harm our business by, among other things, reducing demand for our products, injuring our reputation and creating significant adverse media attention and costly litigation. Plaintiffs have received substantial damage awards in some jurisdictions against pharmaceutical companies based upon claims for injuries allegedly caused by the use of their products. Any judgment against us that is in excess of our insurance policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Although we have product and clinical trials liability insurance with a coverage limit of $15.0 million, this coverage may prove to be inadequate. Furthermore, we cannot be certain that our current insurance coverage will continue to be available for our commercial or clinical trial activities on reasonable terms, if at all. Further, we may not have sufficient capital resources to pay a judgment, in which case our creditors could levy against our assets, including our intellectual property.

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
     We currently are developing a new tablet formulation as part of our Zegerid family of prescription products. The new formulation is a swallowable tablet that combines immediate-release omeprazole with a mix of buffers. We are undertaking clinical and stability studies with the tablet in preparation for the submission of an NDA to the FDA. Our objective is to have the new tablet formulation commercially available in the U.S. in the second half of 2009; however, completion of our development activities and timing of regulatory submission and approval are subject to a variety of risks and potential delays, including risks and delays associated with the new tablet formulation development activities, including difficulties and delays associated with product stability, clinical testing and the regulatory approval process. In addition, the new tablet formulation may not achieve the intended safety and efficacy profile. Any of these events could adversely affect our ability to commercialize the tablet formulation and the timing for commercial availability, which in turn could adversely affect our business.
If we are unable to attract and retain key personnel, our business will suffer.
     We are a small company and, as of June 30, 2008, had 341 employees. Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical, manufacturing, product development, business development and sales and marketing personnel. We, as well as inVentiv, our contract sales provider, may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results.
     Our success depends on a number of key senior management personnel, particularly Gerald T. Proehl, our President and Chief Executive Officer. Although we have employment agreements with our executive officers, these agreements are terminable at will at any time with or without notice and, therefore, we cannot be certain that we will be able to retain their services. In addition, although we have a “key person” insurance policy on Mr. Proehl, we do not have “key person” insurance policies on any of our other employees that would compensate us for the loss of their services. If we lose the services of one or more of these individuals, replacement could be difficult and may take an extended period of time and could impede significantly the achievement of our business objectives.
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
     To date, six U.S. patents have been issued relating to technology we license from the University of Missouri and several U.S. patent applications are pending. In addition to the U.S. patent coverage, several international patents have been issued, including in Australia, Canada, India, Mexico, New Zealand, Russia, Singapore, South Africa, and South Korea, as well as in countries within the European Patent Organization, and several international patent applications are pending, all of which are subject to the University of Missouri license agreement. The patents related specifically to our Zegerid products are and will be method and/or formulation patents and will not protect the use of the active pharmaceutical ingredients outside of the formulations covered by the patents and patent applications licensed to or owned by us. The issued claims in the international patents vary between the different countries and include claims covering pharmaceutical compositions combining PPIs with buffering agents and the use of these compositions in the manufacture of drug products for the treatment of GI disorders. The initial U.S. patent from the University of Missouri does not have corresponding international or foreign counterpart applications and there can be no assurance that we will be able to obtain foreign patent rights to protect each of our products in all foreign countries of interest. We consult with the University of Missouri in its pursuit of the patent applications that we have licensed, but the University of Missouri remains primarily responsible for prosecution of the applications. We cannot control the amount or timing of resources that the University of Missouri devotes on our behalf. It may not assign as great a priority to prosecution of patent applications relating to technology we license as we would if we were undertaking such prosecution ourselves. As a result of this lack of control and general uncertainties in the patent prosecution process, we cannot be sure that any additional patents will ever be issued. Issued patents generally require the payment of maintenance or similar fees to continue their validity. We rely on the University of Missouri to do this, subject to our obligation to provide reimbursement, and the University’s failure to do so could result in the forfeiture of patents not maintained.
     In December 2007, the University of Missouri filed an Application for Reissue of U.S. Patent No. 5,840,737, or the ‘737 patent, with the PTO. The ‘737 patent is one of six issued patents listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, for Zegerid Powder for Oral Suspension. The ‘737 patent is not one of the four patents listed in the Orange Book for Zegerid Capsules. It is not feasible to predict the impact that the reissue proceeding may have on the scope and validity of the ‘737 patent claims. If the claims of the ‘737 patent ultimately are narrowed substantially or invalidated by the PTO, the extent of the patent coverage afforded to our Zegerid family of products could be impaired, which could potentially harm our business and operating results.
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
     In September 2007, we filed a lawsuit in the United States District Court for the District of Delaware against Par for infringement of U.S. Patent Nos. 6,645,988; 6,489,346; and 6,699,885, each of which is listed in the Orange Book for Zegerid Capsules. In October 2007, we filed an amended complaint to reflect the PTO’s issuance of an Ex Parte Reexamination Certificate for U.S. Patent No. 6,699,885. In December 2007, we filed a second lawsuit in the United States District Court for the District of Delaware against Par for infringement of U.S. Patent Nos. 6,645,988; 6,489,346; 6,699,885; and 6,780,882, each of which is listed in the Orange Book, for Zegerid Powder for Oral Suspension. The University of Missouri, licensor of the patents, is a co-plaintiff in the litigation. The lawsuits are in response to Abbreviated New Drug Applications, or ANDAs, filed by Par with the FDA regarding Par’s intent to market generic versions of our Zegerid Capsules and Zegerid Powder for Oral Suspension products prior to the July 2016 expiration of the asserted patents. Each complaint seeks a judgment that Par has infringed the asserted patents and that the effective date of approval of Par’s ANDA shall not be earlier than the expiration date of the asserted patents. Par has filed answers in each case, primarily asserting non-infringement, invalidity and/or unenforceability. Par has also filed counterclaims seeking a declaration in its favor on those issues. In addition, Par is seeking a declaration that the ‘737 patent is not infringed, is invalid and/or is unenforceable. The ‘737 patent is one of six issued patents listed in the Orange Book for Zegerid Powder for Oral Suspension. The ‘737 patent is not one of the four patents listed in the Orange Book for Zegerid Capsules. We have moved to dismiss, or in the alternative, stay these claims due to a reissue proceeding involving the ‘737 patent currently pending before the PTO. The discovery phase of the lawsuits is continuing. A claim construction hearing is currently scheduled for October 2008. Trial is currently scheduled for July 2009. Both lawsuits have been consolidated for all purposes.
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
     On July 15, 2008, the PTO issued U.S. Patent No. 7,399,772, or the ‘772 patent, which is now listed in the Orange Book for both Zegerid Capsules and Zegerid Powder for Oral Suspension. We anticipate filing in the near future a motion for leave to amend the complaint to add the ‘772 patent to the pending litigation.

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
Risks Related to Our Financial Results and Need for Financing
We have incurred significant operating losses since our inception, and we expect to incur significant additional operating losses and may not attain and sustain profitability.
     The extent of our future operating losses and our ability to attain and sustain profitability are highly uncertain. We have been engaged in developing and commercializing drugs and have generated significant operating losses since our inception in December 1996. Our commercial activities and continued product development and clinical activities will require significant expenditures. For the six months ended June 30, 2008, we recognized $43.4 million in net sales of our Zegerid products, and, as of June 30, 2008, we had an accumulated deficit of $308.4 million. We expect to incur additional operating losses and capital expenditures as we support the continued marketing of our Zegerid products and any other products we commercialize, and continue our product development and clinical research programs.
To the extent we need to raise additional funds in connection with the licensing or acquisition of new products or to continue our operations, we may be unable to raise capital when needed.
     We believe that our current cash, cash equivalents and short-term investments, net of our $12.0 million upfront payment to Depomed in July 2008, will be sufficient to fund our current operations for at least the next 12 months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed earlier than we expect. Although we do not believe that we will need to raise additional funds to finance our current operations over the next 12 months, we may pursue raising additional funds in connection with licensing or acquisition of new products. Sources of additional funds may include funds generated through strategic collaborations or licensing agreements, or through equity, debt and/or royalty financing.
     In February 2006, we entered into a committed equity financing facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge, which may entitle us to sell and obligate Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. We filed a resale shelf registration statement on Form S-3 with the Securities and Exchange Commission to facilitate Kingsbridge’s public resale of shares of our common stock which it may acquire from us from time to time in connection with our draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that we issued to Kingsbridge in connection with the CEFF. The resale shelf registration statement was declared effective in February 2006. In 2006, we completed four draw downs under the CEFF and have issued a total of 5,401,787 shares in exchange for aggregate gross proceeds of $36.5 million. We did not initiate any draw downs under the CEFF during 2007 or in the six months ended June 30, 2008. Accordingly, the remaining commitment of Kingsbridge under the CEFF for the potential purchase of our common stock is equal to the lesser of $38.5 million in cash consideration or 3,451,378 shares (which shares would be priced at a discount ranging from 6% to 10% of the average market price during any future draw down), subject to certain conditions and restrictions.

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
     In July 2006, we entered into our loan agreement with Comerica Bank, or Comerica, which we subsequently amended in July 2008, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $25.0 million. Amounts borrowed under the loan agreement may be repaid and re-borrowed at any time prior to July 11, 2011. As of August 4, 2008, the date of this report, we have not borrowed any amounts under the loan agreement. Our ability to borrow amounts under the loan agreement depends upon a number of conditions and restrictions, and we cannot be certain that we will satisfy all borrowing conditions at a time when we desire to borrow amounts under the loan agreement. For example, we have made comprehensive representations and warranties to Comerica as our lender, and all of these representations and warranties generally must be true and correct at the time of any proposed borrowing. Furthermore, we are subject to a number of affirmative and negative covenants, each of which must be satisfied at the time of any proposed borrowing. If we have not satisfied these various conditions, or an event of default otherwise has occurred, we may be unable to borrow amounts under the loan agreement, and may be required to repay any amounts previously borrowed.
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
     Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the commercial success of, and demand for, our Zegerid products, as well as any other products we market are uncertain and therefore our sales prospects are uncertain. The level of our revenues, if any, and results of operations at any given time will be based primarily on the following factors:
•	commercial success of Zegerid Capsules and Zegerid Powder for Oral Suspension and any products which may be commercialized by GSK or Schering-Plough pursuant to our strategic alliances;

•	the outcome of, or other developments related to, our patent infringement suits against Par involving Zegerid Capsules and Zegerid Powder for Oral Suspension;

•	interruption in the manufacturing or distribution of our products;

•	our ability to generate revenues under our promotion agreements;

•	our ability to obtain regulatory approval for any future products we develop;

•	results of our clinical trials and safety and efficacy of our products;

•	timing of new product offerings, acquisitions, licenses or other significant events by us, GSK, Schering-Plough or our competitors;

•	legislative changes affecting the products we may offer or those of our competitors; and

•	the effect of competing technological and market developments.
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
     The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. In 2006, we completed four draw downs under the CEFF and issued a total of 5,401,787 shares in exchange for aggregate gross proceeds of $36.5 million. We did not initiate any draw downs under the CEFF during 2007 or in the six months ended June 30, 2008.
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
     Under our loan agreement with Comerica, we are subject to specified affirmative and negative covenants, including limitations on our ability: to enter into certain change of control events; to convey, sell, lease, license, transfer or otherwise dispose of assets; to create, incur, assume, guarantee or be liable with respect to certain indebtedness; to grant liens; to pay dividends and make certain other restricted payments; and to make investments. In addition, under the loan agreement we are required to maintain a balance of cash with Comerica in an amount of not less than $4.0 million and to maintain any other cash balances with either Comerica or another financial institution covered by a control agreement for the benefit of Comerica. We are also subject to specified financial covenants with respect to a minimum liquidity ratio and, in specified limited circumstances, minimum EBITDA requirements.
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
     Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of June 30, 2008, our investments included $4.0 million of high-grade (AAA rated) auction rate securities issued by state municipalities. Our auction rate securities are debt instruments with a long-term maturity and an interest rate that is reset in short-term intervals through auctions. The recent conditions in the global credit markets have prevented many investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.
     Due to recent conditions in the global credit markets, our auction rate securities, representing a par value of approximately $4.3 million, have experienced multiple failed auctions due to insufficient demand for the securities at auction. As a result, these affected securities are currently not liquid and the interest rates have been reset to the predetermined higher rates. Due to the limited liquidity of these investments, we have recorded an unrealized loss of approximately $288,000 related to our auction rate securities and have classified the fair value of these securities as long-term investments as of June 30, 2008. To date, we have not recorded any realized gains or losses on our investment portfolio.
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
     We were incorporated in December 1996 and have only been conducting operations with respect to our Zegerid family of products since January 2001. We commercially launched our first product in October 2004. Our operations to date have involved organizing and staffing our company, acquiring, developing and securing our technology, undertaking product development and clinical trials for our products and commercially launching Zegerid Powder for Oral Suspension and Zegerid Capsules. We have relatively limited experience selling and marketing our products, and we have not yet demonstrated an ability to attain and sustain profitability with our products. Consequently, any predictions about our future performance may not be as accurate as they could be if we had more experience successfully commercializing products.
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
     Our discussion and analysis of our financial condition and results of operations are based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. In particular, as part of our revenue recognition policy, our estimates of product returns, rebates and chargebacks require our most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. Any significant differences between our actual results and our estimates under different assumptions or conditions could negatively impact our financial position, results of operations and cash flows.

Risks Related to the Securities Markets and Ownership of Our Common Stock
Our stock price may be volatile and you may not be able to sell your shares at an attractive price.
     The market prices for securities of specialty pharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. For example, during the year ended December 31, 2007, the trading prices for our common stock ranged from a high of $8.15 to a low of $1.90, and on June 30, 2008, the closing trading price for our common stock was $2.01. In addition, we have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Furthermore, our loan agreement with Comerica prohibits us from paying dividends. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment.
     The trading price of our common stock may continue to fluctuate substantially as a result of one or more of the following factors:
•	announcements concerning our commercial progress and activities, including sales trends, or concerning our product development programs, results of our clinical trials or status of our regulatory submissions;

•	developments in our pending patent infringement suits against Par involving Zegerid Capsules and Zegerid Powder for Oral Suspension;

•	the publication of prescription trend data concerning our products or competitive products;

•	regulatory developments and related announcements in the U.S., including announcements by the FDA, and foreign countries;

•	other disputes or developments concerning proprietary rights, including patents and trade secrets, litigation matters, and our ability to patent or otherwise protect our products and technologies;

•	developments, including progress or delays, pursuant to our strategic alliances with GSK and Schering-Plough;

•	conditions or trends in the pharmaceutical and biotechnology industries;

•	fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	changes in, or our failure to meet or exceed, investors’ and securities analysts’ expectations;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	actual or anticipated fluctuations in our or our competitors’ quarterly or annual operating results;

•	sales of large blocks of our common stock, including sales by Kingsbridge under the CEFF, our executive officers, directors or institutional investors;

•	announcements concerning borrowings under the loan agreement, draw downs under the CEFF or other developments relating to the loan agreement, CEFF or our other financing activities;

•	our entering into licenses, strategic partnerships and similar arrangements, or the termination of such arrangements;

•	acquisition of products or businesses by us or our competitors;

•	announcements made by, or events affecting, our strategic partners, our co-promotion partners, our contract sales force provider, our suppliers or other third parties that provide services to us;

•	litigation and government inquiries; or

•	economic and political factors, including wars, terrorism and political unrest.
Our stock price could decline and our stockholders may suffer dilution in connection with future issuances of equity or debt securities.
     We believe that our current cash, cash equivalents and short-term investments, net of our $12.0 million upfront payment to Depomed in July 2008, will be sufficient to fund our current operations for at least the next 12 months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed earlier than we expect. Although we do not believe that we will need to raise additional funds to finance our current operations over the next 12 months, we may pursue raising additional funds in connection with licensing or acquisition of new products. Sources of additional funds may include funds generated through strategic collaborations or licensing agreements, or through equity, debt and/or royalty financing. To the extent we conduct substantial future offerings of equity or debt securities, such offerings could cause our stock price to decline. For example, we may issue additional shares of our common stock under our CEFF with Kingsbridge or we may pursue alternative financing arrangements.
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
     Not applicable.
Issuer Purchases of Equity Securities
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	Our 2008 annual meeting of stockholders was held on June 12, 2008.

(b)	The following Class II directors were elected at the 2008 annual meeting:

Name	Position	Term Expires
Michael E. Herman	Class II director	2011
Kent Snyder	Class II director	2011
     The following Class I and Class III directors continue to serve their respective terms which will expire on the date of our annual meeting of stockholders in the year as noted:

Name	Position	Term Expires
Gerald T. Proehl	Class III director	2009
David F. Hale	Class III director	2009
Ted W. Love	Class III director	2009
Daniel D. Burgess	Class I director	2010
Michael G. Carter	Class I director	2010
(c)	At our 2008 annual meeting, our stockholders voted on two matters with the following voting results:
•	the election of two Class II directors for a term of three years expiring in 2011:

Name	For	Withheld
Michael E. Herman	42,998,499	2,830,059
Kent Snyder	42,997,649	2,830,909
•	the ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2008:

For	Against	Abstain	Broker Non-Votes
45,572,043	244,436	12,080	—

Item 5. Other Information
     Not applicable.
Item 6. Exhibits

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

3.3(3)	Certificate of Designations for Series A Junior Participating Preferred Stock

4.1(3)	Form of Common Stock Certificate

4.2(4)	Amended and Restated Investors’ Rights Agreement, dated April 30, 2003, among us and the parties named therein

4.3(4)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated May 19, 2003, among us and the parties named therein

4.4(4)*	Stock Restriction and Registration Rights Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

4.5(4)	Form of Common Stock Purchase Warrant

4.6(3)	Rights Agreement, dated as of November 12, 2004, between us and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Santarus, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

4.7(5)	First Amendment to Rights Agreement, dated as of April 19, 2006, between us and American Stock Transfer & Trust Company

4.8(6)	Warrant to Purchase Shares of Common Stock, dated February 3, 2006, issued by us to Kingsbridge Capital Limited

4.9(6)	Registration Rights Agreement, dated February 3, 2006, between us and Kingsbridge Capital Limited

10.1(7)+	Amendment No. 1 to Co-Promotion Agreement, dated May 6, 2008, between us and C.B. Fleet Company, Incorporated

10.2+	Promotion Agreement, dated July 21, 2008, between us and Depomed, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q of Santarus, Inc. for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 13, 2004.

(2)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on December 7, 2007.

(3)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on November 17, 2004.

(4)	Incorporated by reference to the Registration Statement on Form S-1 of Santarus, Inc. (Registration No. 333-111515), filed with the Securities and Exchange Commission on December 23, 2003, as amended.

(5)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on April 21, 2006.

(6)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on February 3, 2006.

(7)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on May 7, 2008.

*	Santarus, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which portions have been omitted and filed separately with the Securities and Exchange Commission.

+	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

†	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Santarus, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 4, 2008

/s/ Debra P. Crawford
Debra P. Crawford,
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)