Form 10-Q
period 2008-09-30
SANTARUS INC
filed 2008-11-04
CIK 1172480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of September 30, 2008 was 51,528,133.

SANTARUS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Santarus, Inc.
Condensed Balance Sheets
(unaudited)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$32,422,254	$58,382,366
Short-term investments	1,995,620	6,295,380
Accounts receivable, net	12,460,301	9,680,667
Inventories, net	5,909,760	6,157,383
Other current assets	3,540,655	2,339,742

Total current assets	56,328,590	82,855,538

Long-term restricted cash	1,400,000	1,400,000
Long-term investments	3,896,935	—
Property and equipment, net	1,077,571	667,594
Intangible assets, net	11,625,000	—
Other assets	192,700	421,115

Total assets	$74,520,796	$85,344,247

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$42,359,386	$37,354,912
Allowance for product returns	9,448,616	5,946,917
Current portion of deferred revenue	8,864,865	13,972,008

Total current liabilities	60,672,867	57,273,837

Deferred revenue, less current portion	3,632,299	12,722,007
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2008 and December 31, 2007; no shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at September 30, 2008 and December 31, 2007; 51,528,133 and 51,315,485 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	5,153	5,132
Additional paid-in capital	322,979,548	319,342,022
Accumulated other comprehensive (loss) income	(404,732)	52
Accumulated deficit	(312,364,339)	(303,998,803)

Total stockholders’ equity	10,215,630	15,348,403

Total liabilities and stockholders’ equity	$74,520,796	$85,344,247

See accompanying notes.

Santarus, Inc.
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Product sales, net	$28,105,282	$19,527,196	$71,474,636	$55,354,207
Contract revenue	4,103,075	6,930,502	21,205,086	10,791,506

Total revenues	32,208,357	26,457,698	92,679,722	66,145,713
Costs and expenses:
Cost of product sales	1,924,035	1,782,295	5,320,007	5,092,583
License fees and royalties	3,619,146	2,733,808	9,717,337	7,749,590
Research and development	2,273,415	1,725,525	6,220,419	4,956,236
Selling, general and administrative	28,520,979	27,823,204	80,788,115	87,005,367

Total costs and expenses	36,337,575	34,064,832	102,045,878	104,803,776

Loss from operations	(4,129,218)	(7,607,134)	(9,366,156)	(38,658,063)
Interest and other income, net	177,264	705,352	1,000,620	2,383,993

Net loss	$(3,951,954)	$(6,901,782)	$(8,365,536)	$(36,274,070)

Basic and diluted net loss per share	$(0.08)	$(0.13)	$(0.16)	$(0.71)

Weighted average shares outstanding used to calculate basic and diluted net loss per share	51,528,133	51,274,685	51,410,762	50,966,842
See accompanying notes.

Santarus, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities
Net loss	$(8,365,536)	$(36,274,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	834,115	423,456
Stock-based compensation	3,205,437	4,996,732
Changes in operating assets and liabilities:
Accounts receivable, net	(2,779,634)	(5,476,012)
Inventories, net	247,623	(164,695)
Other current assets	(1,200,913)	(705,214)
Other assets	60,934	(4,255)
Accounts payable and accrued liabilities	5,004,474	13,855,262
Allowance for product returns	3,501,699	963,010
Deferred revenue	(14,196,851)	(5,791,506)

Net cash used in operating activities	(13,688,652)	(28,177,292)

Investing activities
Purchase of short-term investments	(2,944,320)	(3,727,891)
Maturities of short-term investments	2,928,533	350,000
Long-term restricted cash	—	300,000
Purchases of property and equipment	(687,783)	(632,187)
Acquisition of intangible assets	(12,000,000)	—

Net cash used in investing activities	(12,703,570)	(3,710,078)

Financing activities
Exercise of stock options	5,604	254,807
Issuance of common stock, net	426,506	1,293,254

Net cash provided by financing activities	432,110	1,548,061

Decrease in cash and cash equivalents	(25,960,112)	(30,339,309)
Cash and cash equivalents at beginning of the period	58,382,366	70,883,641

Cash and cash equivalents at end of the period	$32,422,254	$40,544,332

Supplemental disclosure of cash flow information:
Interest paid	$33,700	$9,636

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
     Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any future periods. For further information, please see the financial statements and related disclosures included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as disclosures of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
     The Company’s allowance for product returns was $9.4 million as of September 30, 2008 and $5.9 million as of December 31, 2007. In order to provide a basis for estimating future product returns on sales to its customers at the time title transfers, the Company has been tracking its Zegerid products return history from the time of its first commercial product launch of Zegerid Powder for Oral Suspension 20 mg in late 2004, taking into consideration product expiration dating and estimated inventory levels in the distribution channel. The Company recognizes product sales at the time title passes to its customers, and the Company provides for an estimate of future product returns at that time based upon its historical product returns trends, analysis of product expiration dating and inventory levels in the distribution channel, and the other factors discussed above. There may be a significant time lag between the date the Company determines the estimated allowance and when it receives the product return and issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods. In 2007, based upon the Company’s review of additional product returns history gathered through the end of 2007 and analysis of product expiration dating and estimated inventory in the distribution channel, the Company increased its estimate for product returns to reflect actual experience accordingly. This change in estimate provided for potential product returns related to sales in prior periods and resulted in an increase to net loss of approximately $1.9 million in 2007.
     The Company’s allowance for rebates, chargebacks and other discounts was $25.9 million as of September 30, 2008 and $21.0 million as of December 31, 2007. These allowances reflect an estimate of the Company’s liability for rebates due to managed care organizations under specific contracts, rebates due to various governmental organizations under Medicaid and Medicare contracts and regulations, chargebacks due to various organizations purchasing the Company’s products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. The Company estimates its liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, the Company evaluates its outstanding contracts and applies the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, the Company projects the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicaid, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by the Company and/or its competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date the Company determines the estimated allowance and when the Company makes the contractual payment or issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods. To date, actual results have not materially differed from the Company’s estimates.
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
4. Stock-Based Compensation
     For the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007, the Company recognized approximately $1.0 million, $1.7 million, $3.2 million and $5.0 million of total stock-based compensation, respectively, in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”) and EITF Issue No. 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services. As of September 30, 2008, total unrecognized compensation cost related to stock options and employee stock purchase plan rights was approximately $7.3 million, and the weighted average period over which it was expected to be recognized was 2.3 years. In March 2008, the Company granted options to purchase 2,384,877 shares of its common stock in connection with annual option grants to all eligible employees. These stock options generally vest over a four-year period from the date of grant. Certain of these stock options for employees at or above the vice president level vest upon the attainment of specific financial performance targets. The measurement date of stock options containing performance-based vesting is the date the stock option grant is authorized and the specific performance goals are communicated. Compensation expense is recognized based on the probability that the performance criteria will be met. The recognition of compensation expense associated with performance-based vesting requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. The continued assessment of probability may result in additional expense recognition or expense reversal depending on the level of achievement of the performance goals.
5. Comprehensive Income (Loss)
     Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss), specifically unrealized gains and losses on securities available-for-sale. Comprehensive income (loss) consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss	$(3,951,954)	$(6,901,782)	$(8,365,536)	$(36,274,070)
Unrealized gain (loss) on investments	(116,388)	1,928	(404,784)	(131)

Comprehensive loss	$(4,068,342)	$(6,899,854)	$(8,770,320)	$(36,274,201)

6. Net Loss Per Share
     The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, preferred stock, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted loss per share when their effect is dilutive. Potentially dilutive securities totaling 12.5 million and 8.8 million for the three months ended September 30, 2008 and 2007, respectively, and 11.9 million and 8.4 million for nine months ended September 30, 2008 and 2007, respectively, were excluded from the calculation of diluted loss per share because of their anti-dilutive effect.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net loss	$(3,951,954)	$(6,901,782)	$(8,365,536)	$(36,274,070)

Denominator:
Weighted average common shares outstanding	51,528,133	51,283,460	51,412,154	50,980,570
Weighted average unvested common shares subject to repurchase	—	(8,775)	(1,392)	(13,728)

Denominator for basic and diluted net loss per share	51,528,133	51,274,685	51,410,762	50,966,842

Basic and diluted net loss per share	$(0.08)	$(0.13)	$(0.16)	$(0.71)

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

     The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at September 30, 2008 are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$10,698,270	$—	$—	$10,698,270
U.S. government sponsored enterprise securities	—	8,786,898	—	8,786,898
Commercial paper	—	16,332,706	—	16,332,706
Municipal debt obligations	—	—	3,896,935	3,896,935

	$10,698,270	$25,119,604	$3,896,935	$39,714,809

     All Level 3 assets held as of September 30, 2008 consist of municipal debt obligations with an auction rate reset mechanism issued by state municipalities. These auction rate securities are high-grade (AAA-rated) debt instruments with long-term maturity dates ranging from 2034 to 2042 and interest rates that are reset at short-term intervals (every 28 days) through auctions. Due to conditions in the global credit markets, in the nine months ended September 30, 2008, these securities, representing a par value of approximately $4.3 million, have experienced multiple failed auctions due to insufficient demand for the securities at auction. As a result, these affected securities are currently not liquid and the interest rates have been reset to predetermined higher rates. Due to the illiquid state of these investments, the Company has classified the balance of its auction rate securities as long-term investments in the condensed balance sheet as of September 30, 2008.
     Typically the fair value of auction rate securities approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its auction rate securities at the maximum contractual rates, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of auction rate securities no longer approximates par value. The Company has used a discounted cash flow model to determine the estimated fair value of its investment in auction rate securities as of September 30, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the auction rate securities. Based on this assessment of fair value, the Company recorded an unrealized loss of approximately $403,000 related to its auction rate securities as of September 30, 2008. Management believes this unrealized loss is primarily attributable to the limited liquidity of these investments and has no reason to believe that any of the underlying issuers are presently at risk of default.
     In October 2008, the Company received an offer of Auction Rate Securities Rights (“Rights”) from its investment provider, UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”). The Company is assessing the offer of Rights and plans to make its determination prior to the November 14, 2008 expiration date of the offer. If accepted, the Rights will permit the Company to require UBS to purchase the Company’s auction rate securities at par value at any time during the period of June 30, 2010 through July 2, 2012. If the Company does not exercise its Rights, the auction rate securities will continue to accrue interest as determined by the auction process. If the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further obligation to buy the Company’s auction rate securities. If the Company accepts the Rights, UBS will have the discretion to purchase or sell the Company’s auction rate securities at any time without prior notice so long as the Company receives a payment at par upon any sale or disposition. UBS will only exercise its discretion to purchase or sell the Company’s auction rate securities for the purpose of restructurings, dispositions or other solutions that will provide the Company with par value for its auction rate securities. As a condition to accepting the offer of Rights, the Company will be required to release UBS from all claims except claims for consequential damages relating to its marketing and sales of auction rate securities. The Company will also be required to agree not to serve as a class representative or receive benefits under any class action settlement or investor fund.

     The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of September 30, 2008:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008
Municipal debt obligations:
Beginning balance	$4,012,020	$—
Transfers in	—	4,300,000
Unrealized loss included in other comprehensive loss	(115,085)	(403,065)

Ending balance as of September 30, 2008	$3,896,935	$3,896,935

9. Balance Sheet Details
     Inventories, net consist of the following:

	September 30,	December 31,
	2008	2007
Raw materials	$1,036,518	$1,511,220
Finished goods	5,358,177	4,811,852

	6,394,695	6,323,072
Allowance for excess and obsolete inventory	(484,935)	(165,689)

	$5,909,760	$6,157,383

     Inventories are stated at the lower of cost (FIFO) or market and consist of finished goods and raw materials used in the manufacture of the Company’s Zegerid Capsules and Zegerid Powder for Oral Suspension products. Also included in inventories are product samples of Glumetza® (metformin hydrochloride extended release tablets) which the Company purchases from Depomed, Inc. (“Depomed”) under its promotion agreement. Inventories as of December 31, 2007 also included product samples of Naprelan® (naproxen sodium) Controlled Release Tablets which the Company purchased from Victory Pharma, Inc. (“Victory”) under its co-promotion agreement, which was terminated effective as of October 1, 2008. The Company provides reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and on firm purchase commitments, compared to forecasts of future sales.
     Accounts payable and accrued liabilities consist of the following:

	September 30,	December 31,
	2008	2007
Accounts payable	$4,508,853	$5,179,954
Accrued compensation and benefits	5,270,481	5,359,756
Accrued rebates	23,051,007	19,478,658
Accrued royalties and milestones	3,244,146	3,363,914
Other accrued liabilities	6,284,899	3,972,630

	$42,359,386	$37,354,912

10. License Agreement
     In May 2008, the Company achieved a $2.5 million regulatory milestone under its over-the-counter (“OTC”) license agreement with Schering-Plough Healthcare Products, Inc. (“Schering-Plough”). The regulatory milestone was earned upon FDA acceptance for filing of a new drug application (“NDA”) submitted by Schering-Plough for a Zegerid branded omeprazole/sodium bicarbonate OTC product in a 20 mg dosage strength of omeprazole. The Company received the $2.5 million nonrefundable payment in June 2008 and recognized the payment as contract revenue in the nine months ended September 30, 2008 due to the substantive nature of the milestone achieved.

11. Co-Promotion Agreements
     On April 15, 2008, the Company provided notice to Otsuka America Pharmaceutical, Inc. (“Otsuka America”) of the Company’s intent to terminate their co-promotion agreement for Zegerid Capsules and Powder for Oral Suspension effective August 13, 2008, or earlier as the parties may mutually agree. On May 28, 2008, the Company and Otsuka America agreed to terminate the co-promotion agreement effective as of June 30, 2008. The Company and Otsuka America entered into the co-promotion agreement in October 2004 to co-promote Zegerid products in the U.S. through December 31, 2009, unless terminated earlier under amended terms agreed to in January 2006. Following the effective date of termination, there are no continuing financial commitments for either company, and the Company is no longer obligated to pay a high single-digit royalty on Zegerid net sales to Otsuka America. In addition, the Company amortized the remaining balance of the $15 million up-front payment previously received from Otsuka America in October 2004 and recognized approximately $5.7 million in contract revenue in the nine months ended September 30, 2008 associated with this amortization.
     On May 6, 2008, the Company and C.B. Fleet Company, Incorporated (“Fleet”) entered into an amendment to their co-promotion agreement dated August 24, 2007 regarding the co-promotion by the Company of the Fleet® Phospho-soda® EZ-Prep™ Bowel Cleansing System to gastroenterologists in the U.S. The amendment increased the maximum number of sales calls for which the Company was eligible to receive co-promotion fees from Fleet and specified the maximum number of sales calls on a monthly basis. The increase in the maximum number of sales calls increased the maximum amount of co-promotion fees that the Company was eligible to receive from approximately $3.0 million to approximately $4.8 million over the one-year term of the agreement. The co-promotion agreement expired in accordance with its terms on October 1, 2008.
     On July 18, 2008, the Company and Victory mutually agreed to terminate their co-promotion agreement for Victory’s Naprelan prescription pharmaceutical products effective as of October 1, 2008. The Company and Victory entered into the co-promotion agreement in June 2007 to co-promote the Naprelan products in the U.S. through June 10, 2014, unless terminated earlier. The Company ended all promotional efforts under the agreement as of September 30, 2008, and Victory will pay to the Company any co-promotion fees due to the Company under the agreement through such period. Victory will also make a one-time, lump-sum payment to the Company on January 31, 2009, as a trailing royalty payment for the fiscal quarter ending December 31, 2008. In addition, Victory will purchase from Santarus a portion of the product samples on-hand.
12. Promotion Agreement with Depomed, Inc.
     On July 21, 2008, the Company entered into a promotion agreement with Depomed granting the Company exclusive rights to promote Depomed’s Glumetza products in the U.S., including its territories and possessions and Puerto Rico (collectively, the “Territory”). Glumetza is a once-daily, extended-release formulation of metformin that incorporates patented drug delivery technology and is indicated as an adjunct to diet and exercise to improve glycemic control in adult patients with type 2 diabetes.
     Under the promotion agreement, the Company is required to meet certain minimum promotion obligations during the term of the agreement. The Company began promoting the Glumetza products in October 2008, and for a period of one year from the promotion commencement date, the Company is required to deliver a minimum number of sales calls to potential Glumetza prescribers. Following the end of that one-year period, for a period of three years, the Company is required to make specified minimum sales force expenditures. In addition, during the term of the agreement, the Company is required to make certain minimum marketing, advertising, medical affairs and other commercial support expenditures.
     Under the terms of the promotion agreement, the Company paid Depomed a $12.0 million upfront fee, and based on the achievement of specified levels of annual Glumetza net product sales, the Company may pay Depomed one-time sales milestones, totaling up to $16.0 million. The $12.0 million upfront fee has been capitalized and included in intangible assets and is being amortized to license fee expense over the estimated useful life of the asset on a straight-line basis through mid-2016. Total amortization expense for the three months ended September 30, 2008 was $375,000. Beginning in the fourth quarter of 2008, Depomed will pay the Company a fee ranging from 75% to 80% of the gross margin earned from all net sales of Glumetza products in the Territory, with gross margin defined as net sales less cost of goods and product-related fees paid to Biovail Laboratories. Depomed will continue to record revenue from the sales of Glumetza products. The Company is responsible for all costs associated with its sales force and for all other sales and marketing-related expenses associated with its promotion of Glumetza products, including an initial commitment of $5.0 million in non-sales force advertising and promotional costs from signing through March 31, 2009. Depomed is responsible for overseeing product manufacturing and supply. A joint commercialization committee has been formed to oversee and guide the strategic direction of the Glumetza alliance. The promotion agreement will continue in effect until the expiration of the last-to-expire patent or patent application with a valid claim in the Territory covering a Glumetza product, unless terminated sooner. Subject to 90 days prior written notice to Depomed, the Company may terminate the promotion agreement at any time following the 18-month anniversary of the effective date of the agreement. Subject to notice to Depomed, the Company may also terminate the agreement immediately in other circumstances, such as loss of market exclusivity or in the event of certain regulatory or governmental actions or if Depomed fails to supply the Glumetza product as reasonably necessary to meet trade demand for a period of three months or longer. Subject to 60 days prior written notice to the Company, Depomed may terminate the agreement if the Company fails to meet its obligations with respect to minimum promotion obligations and fails to cure such breach within a specified time period. Depomed may also terminate the agreement on 180 days prior written notice if the Company fails to deliver certain required information related to forecasted sales force expenditures. Either party may terminate the agreement under certain other limited circumstances.
13. Long-Term Debt
     On July 11, 2008, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Comerica Bank (“Comerica”). The Amended Loan Agreement amends and restates the terms of the original Loan and Security Agreement entered into between the Company and Comerica in July 2006. As of September 30, 2008, the Company had not borrowed any amounts under the Amended Loan Agreement. The credit facility under the Amended Loan Agreement consists of a revolving line of credit, pursuant to which the Company may request advances in an aggregate outstanding amount not to exceed $25.0 million. Under the Amended Loan Agreement, the revolving loan bears interest, as selected by the Company, at either the variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” plus 0.50% or the LIBOR rate (as computed in the Amended and Restated LIBOR Addendum to the Amended Loan Agreement) plus 3.00%. Interest payments on advances made under the Amended Loan Agreement are due and payable in arrears on the first calendar day of each month during the term of the Amended Loan Agreement. Amounts borrowed under the Amended Loan Agreement may be repaid and re-borrowed at any time prior to July 11, 2011. There is a non-refundable unused commitment fee equal to 0.50% per annum on the difference between the amount of the revolving line and the average daily balance outstanding thereunder during the term of the Amended Loan Agreement, payable quarterly in arrears. The Amended Loan Agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the Amended Loan Agreement.
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
14. Contingencies
     In September 2007, the Company filed a lawsuit in the United States District Court for the District of Delaware against Par Pharmaceutical, Inc. (“Par”) for infringement of U.S. Patent Nos. 6,645,988; 6,489,346; and 6,699,885, each of which is listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”) for Zegerid Capsules. In December 2007, the Company filed a second lawsuit in the United States District Court for the District of Delaware against Par for infringement of U.S. Patent Nos. 6,645,988; 6,489,346; 6,699,885; and 6,780,882, each of which is listed in the Orange Book for Zegerid Powder for Oral Suspension. The University of Missouri, licensor of the patents, is a co-plaintiff in the litigation, and both lawsuits have been consolidated for all purposes. The lawsuits are in response to Abbreviated New Drug Applications (“ANDAs”) filed by Par with the FDA regarding Par’s intent to market generic versions of the Company’s Zegerid Capsules and Zegerid Powder for Oral Suspension products prior to the July 2016 expiration of the asserted patents. Each complaint seeks a judgment that Par has infringed the asserted patents and that the effective date of approval of Par’s ANDA shall not be earlier than the expiration date of the asserted patents. Par has filed answers in each case, primarily asserting non-infringement, invalidity and/or unenforceability. Par has also filed counterclaims seeking a declaration in its favor on those issues. In addition, Par is seeking a declaration that U.S. Patent No. 5,840,737 (the “‘737 patent”) is not infringed, is invalid and/or is unenforceable. The ‘737 patent is one of six issued patents listed in the Orange Book for Zegerid Powder for Oral Suspension. The ‘737 patent is not one of the four patents listed in the Orange Book for Zegerid Capsules. The Company has moved to dismiss, or in the alternative, stay these claims due to a reissue proceeding involving the ‘737 patent currently pending before the U.S. Patent and Trademark Office (“PTO”). The Company and the University of Missouri also granted Par a covenant not to sue on the original ‘737 patent. The discovery phase of the lawsuits is continuing. A claim construction hearing is currently scheduled for November 2008. Trial is currently scheduled for July 2009.
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
     On July 15, 2008, the PTO issued U.S. Patent No. 7,399,772 (the “‘772 patent”), which is now listed in the Orange Book for both Zegerid Capsules and Zegerid Powder for Oral Suspension. In October 2008, the Company amended its complaint to add the ‘772 patent to the pending litigation with Par.
     Although the Company intends to vigorously defend and enforce its patent rights, the Company is not able to predict the outcome of the litigation. Any adverse outcome in this litigation could result in one or more generic versions of Zegerid Capsules and/or Zegerid Powder for Oral Suspension being launched before the expiration of the listed patents in July 2016, which could adversely affect the Company’s ability to successfully execute its business strategy to maximize the value of Zegerid Capsules and Zegerid Powder for Oral Suspension and would likely negatively impact the Company’s financial condition and results of operations. An adverse outcome may also impact the patent protection for the products being commercialized pursuant to the Company’s strategic alliances with GlaxoSmithKline plc (“GSK”) and Schering-Plough, which in turn may impact the amount of, or the Company’s ability to receive, milestone payments and royalties under those agreements. In addition, even if the Company prevails, the litigation will be costly, time consuming and distracting to management, which could have a material adverse effect on the Company’s business.
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
15. Accounting Pronouncements
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
     We are a specialty pharmaceutical company focused on acquiring, developing and commercializing proprietary products that address the needs of patients treated by gastroenterologists or primary care physicians. The primary focus of our current efforts is the commercialization of our proprietary, immediate-release proton pump inhibitor, or PPI, technology for the treatment of upper gastrointestinal, or GI, diseases and disorders, including gastroesophageal reflux disease, or GERD. In the U.S. prescription market, our commercial organization promotes our Zegerid® (omeprazole/sodium bicarbonate) products to targeted gastroenterologists and primary care physicians. To further leverage our proprietary PPI technology and diversify our sources of revenue, we have entered into strategic alliances with Schering-Plough Consumer Healthcare Products, Inc., or Schering-Plough, for the U.S. and Canadian over-the-counter, or OTC, markets, and with Glaxo Group Limited, an affiliate of GlaxoSmithKline plc, or GSK, for prescription and OTC markets in up to 114 countries in Africa, Asia, the Middle-East, and Central and South America, as well as prescription markets in Puerto Rico and the U.S. Virgin Islands. In addition to our efforts related to our PPI technology, in October 2008, our commercial organization commenced promotion of Depomed Inc.’s, or Depomed’s, Glumetza® (metformin hydrochloride extended release tablets) in the U.S. Glumetza is a once-daily, extended-release formulation of metformin that incorporates patented drug delivery technology and is indicated as an adjunct to diet and exercise to improve glycemic control in adult patients with type 2 diabetes. Our goal is to become a leading specialty pharmaceutical company, and we plan to continue to seek to maximize the value of our PPI technology, as well as expand our product portfolio through co-promotion, licensing or acquisition of marketed or late stage proprietary products.

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
     We have established a commercial organization that is targeting the highest PPI-prescribing physicians in the U.S., with a focus on approximately 26,000 office-based gastroenterologists and primary care physicians. We estimate that this group of physicians collectively wrote approximately one-third of the value of PPI prescriptions written in 2007. We believe our concentration on high-volume PPI prescribers enables us to effectively promote our products with a relatively focused sales and marketing organization. In connection with our Glumetza promotion agreement, we have also initiated sales calls with a targeted group of endocrinologists. Our field sales organization includes our own sales representatives and fully-dedicated contract sales representatives under our contract sales organization agreement with inVentiv Commercial Services, LLC, or inVentiv.
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

     In October 2006, we entered into a license agreement with Schering-Plough granting rights to develop, manufacture, market and sell Zegerid brand omeprazole products using our patented PPI technology for the OTC market in the U.S. and Canada. In November 2006, we received a $15.0 million upfront license fee. In August 2007, we received a $5.0 million milestone payment relating to progress on clinical product development strategy. In June 2008, we received a $2.5 million regulatory milestone relating to FDA acceptance for filing of an NDA submitted by Schering-Plough for a Zegerid branded omeprazole/sodium bicarbonate OTC product in a 20 mg dosage strength of omeprazole. We may receive an additional milestone payment of $20.0 million upon the achievement of a specified regulatory milestone and up to an additional $37.5 million in milestone payments upon the achievement of specified sales milestones. We will also receive low double-digit royalties, subject to adjustment in certain circumstances, on net sales of any OTC products sold by Schering-Plough under the license agreement. In turn, we will be obligated to pay royalties to the University of Missouri based on net sales of any OTC products sold by Schering-Plough. The license agreement will remain in effect as long as Schering-Plough is marketing products under the license agreement in the U.S. or Canada. Schering-Plough may terminate the agreement on 180 days prior written notice to us at any time. In addition, either party may terminate the agreement in the event of uncured material breach of a material obligation, subject to certain limitations, or in the event of bankruptcy or insolvency.
     In August 2007, we entered into a co-promotion agreement with C.B. Fleet Company, Incorporated, or Fleet, which was subsequently amended in May 2008 to co-promote the Fleet® Phospho-soda® EZ-Prep™ Bowel Cleansing System to our targeted gastroenterologists in the U.S. The Fleet product is a system for bowel preparation used prior to a medical procedure or examination, such as a colonoscopy. Under the terms of the agreement, Fleet paid us based on a set fee per sales call, subject to a minimum and maximum number of sales calls. We received co-promotion fees of approximately $4.8 million over the term of the agreement. The co-promotion agreement expired in accordance with its terms on October 1, 2008.
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
     In July 2008, we entered into a promotion agreement with Depomed granting us exclusive rights to promote Depomed’s Glumetza products in the U.S., including its territories and possessions and Puerto Rico, or collectively, the Territory. Glumetza is a once-daily, extended-release formulation of metformin that incorporates patented drug delivery technology and is indicated as an adjunct to diet and exercise to improve glycemic control in adult patients with type 2 diabetes. We began promotion of the Glumetza products in October 2008. Under the promotion agreement, we are required to meet certain minimum promotion obligations during the term of the agreement. For a period of one year from the date we began promoting the Glumetza products, we are required to deliver a minimum number of sales calls to potential Glumetza prescribers. Following the end of that one-year period, for a period of three years, we are required to make specified minimum sales force expenditures. In addition, during the term of the agreement, we are required to make certain minimum marketing, advertising, medical affairs and other commercial support expenditures.

     Under the terms of the promotion agreement, we paid Depomed a $12.0 million upfront fee, and based on the achievement of specified levels of annual Glumetza net product sales, we may be required to pay Depomed one-time sales milestones, totaling up to $16.0 million. Beginning in the fourth quarter of 2008, Depomed will pay us a fee ranging from 75% to 80% of the gross margin earned from all net sales of Glumetza products in the Territory, with gross margin defined as net sales less cost of goods and product-related fees paid to Biovail Laboratories. Depomed will continue to record revenue from the sales of Glumetza products. We are responsible for all costs associated with our sales force and for all other sales and marketing-related expenses associated with our promotion of Glumetza products, including an initial commitment of $5.0 million in non-sales force advertising and promotional costs from signing through March 31, 2009. Depomed is responsible for overseeing product manufacturing and supply. A joint commercialization committee has been formed to oversee and guide the strategic direction of the Glumetza alliance. The promotion agreement will continue in effect until the expiration of the last-to-expire patent or patent application with a valid claim in the Territory covering a Glumetza product, unless terminated sooner. Subject to 90 days prior written notice to Depomed, we may terminate the Promotion Agreement at any time following the 18-month anniversary of the effective date of the agreement. Subject to notice to Depomed, we may also terminate the agreement immediately in other circumstances, such as loss of market exclusivity or in the event of certain regulatory or governmental actions or if Depomed fails to supply the Glumetza product as reasonably necessary to meet trade demand for a period of three months or longer. Subject to 60 days prior written notice to us, Depomed may terminate the agreement if we fail to meet our obligations with respect to minimum promotion obligations and fail to cure such breach within a specified time period. Depomed may also terminate the agreement on 180 days prior written notice if we fail to deliver certain required information related to forecasted sales force expenditures. Either party may terminate the agreement under certain other limited circumstances.
     Also in July 2008, we and Victory Pharma, Inc., or Victory, mutually agreed to terminate our co-promotion agreement previously entered into in June 2007, pursuant to which we agreed to co-promote Naprelan® (naproxen sodium) Controlled Release Tablets to targeted primary care physicians in the U.S. Under the terms of the co-promotion agreement, we received a co-promotion fee equal to slightly more than half of the net sales value of the prescriptions generated by our target physicians. We ended all promotional efforts under the agreement as of September 30, 2008, and Victory will pay us any co-promotion fees due to us under the agreement through such period. Victory will also make a one-time, lump-sum payment to us on January 31, 2009, as a trailing royalty payment for the fiscal quarter ending December 31, 2008. In addition, Victory is required to purchase from us a portion of the product samples on-hand.
     We have incurred significant losses since our inception. We had an accumulated deficit of $312.4 million as of September 30, 2008. These losses have resulted principally from costs incurred in connection with license fees, research and development activities, including costs of clinical trial activities associated with our Zegerid products, commercialization activities and general and administrative expenses.
     We expect to continue to incur significant expenditures as we support the commercialization of Zegerid Capsules and Zegerid Powder for Oral Suspension, promote Glumetza under our promotion agreement with Depomed, enhance our product portfolio through development and commercialization of acquired or internally developed proprietary products and fund our administrative support activities.
     In February 2006, we entered into a committed equity financing facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge, which may entitle us to sell and obligate Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares. The CEFF is subject to certain conditions and restrictions, including a minimum price for our common stock of $2.50. In connection with the CEFF, we entered into a common stock purchase agreement and registration rights agreement, and we also issued a warrant to Kingsbridge to purchase 365,000 shares of our common stock at a price of $8.2836 per share. The warrant is fully exercisable beginning after the six-month anniversary of the agreement for a period of five years thereafter. On February 3, 2006, we filed a resale shelf registration statement on Form S-3 with the Securities and Exchange Commission to facilitate Kingsbridge’s public resale of shares of our common stock which it may acquire from us from time to time in connection with our draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that we issued to Kingsbridge in connection with the CEFF. The resale shelf registration statement was declared effective on February 13, 2006. In 2006, we completed four draw downs under the CEFF and have issued a total of 5,401,787 shares in exchange for aggregate gross proceeds of $36.5 million. We did not initiate any draw downs under the CEFF during 2007 or during the nine months ended September 30, 2008.

     In July 2006, we entered into a loan agreement with Comerica Bank, or Comerica, which was subsequently amended in July 2008, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $25.0 million. As of November 3, 2008, the date of this report, we have not borrowed any amounts under the loan agreement. Under the loan agreement, the revolving loan bears interest, as selected by us, at either the variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” plus 0.50% or the LIBOR rate (as computed in the amended and restated LIBOR addendum to the amended loan agreement) plus 3.00%. Interest payments on advances made under the loan agreement are due and payable in arrears on the first calendar day of each month during the term of the loan agreement. Amounts borrowed under the loan agreement may be repaid and re-borrowed at any time prior to July 11, 2011. There is a non-refundable unused commitment fee equal to 0.50% per annum on the difference between the amount of the revolving line and the average daily balance outstanding thereunder during the term of the loan agreement, payable quarterly in arrears. The loan agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the loan agreement.
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
     Our allowance for product returns was $9.4 million as of September 30, 2008 and $5.9 million as of December 31, 2007. In order to provide a basis for estimating future product returns on sales to our customers at the time title transfers, we have been tracking our Zegerid products return history from the time of our first commercial product launch of Zegerid Powder for Oral Suspension 20 mg in late 2004, taking into consideration product expiration dating and estimated inventory levels in the distribution channel. We recognize product sales at the time title passes to our customers, and we provide for an estimate of future product returns at that time based upon our historical product returns trends, our analysis of product expiration dating and estimated inventory levels in the distribution channel, and the other factors discussed above. There may be a significant time lag between the date we determine the estimated allowance and when we receive the product return and issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods. In 2007, based upon our review of additional product returns history gathered through the end of 2007 and analysis of product expiration dating and inventory in the distribution channel, we increased our estimate for product returns to reflect actual experience accordingly. This change in estimate provided for potential product returns related to sales in prior periods and resulted in an increase to our net loss of approximately $1.9 million in 2007.
     Our allowance for rebates, chargebacks and other discounts was $25.9 million as of September 30, 2008 and $21.0 million as of December 31, 2007. These allowances reflect an estimate of our liability for rebates due to managed care organizations under specific contracts, rebates due to various governmental organizations under Medicaid and Medicare contracts and regulations, chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. We estimate our liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, we evaluate our outstanding contracts and apply the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, we project the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicaid, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by us and/or our competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date we determine the estimated allowance and when we make the contractual payment or issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods. To date, actual results have not materially differed from our estimates.
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
•	In June 2008, we received a $2.5 million nonrefundable regulatory milestone relating to FDA acceptance for filing of an NDA submitted by Schering-Plough for a Zegerid branded omeprazole/sodium bicarbonate OTC product in a 20 mg dosage strength of omeprazole. In August 2007, we received a nonrefundable $5.0 million milestone payment from Schering-Plough relating to progress on clinical development strategy. We recognized the payments of $2.5 million and $5.0 million as contract revenue in the nine months ended September 30, 2008 and 2007, respectively, due to the substantive nature of the milestones achieved. In November 2006, we received a nonrefundable $15.0 million upfront license fee in connection with our license agreement with Schering-Plough. The $15.0 million upfront payment is being amortized to revenue on a straight-line basis over a 37-month period through the end of 2009, which represents the estimated period during which we have significant responsibilities under the agreement.

•	In December 2007, we received a nonrefundable $11.5 million upfront payment in connection with our license and distribution agreements with GSK. To support GSK’s initial launch costs, we agreed to waive the first $2.5 million of aggregate royalties payable under the agreements. Of the total $11.5 million upfront payment, the $2.5 million in waived royalty obligations was recorded as deferred revenue and is being recognized as revenue as the royalties are earned. The remaining $9.0 million is being amortized to revenue on a straight-line basis over an 18-month period, which represents the estimated period we are obligated to supply Zegerid products to GSK for sale in Puerto Rico and the USVI under the distribution agreement.

•	In October 2004, we received a nonrefundable $15.0 million upfront payment in connection with our co-promotion agreement with Otsuka America. The $15.0 million upfront payment was being amortized to revenue on a straight-line basis over the 63-month contractual term through the end of 2009. On May 28, 2008, we agreed to terminate the co-promotion agreement effective as of June 30, 2008. In connection with the termination, we amortized the remaining balance of the $15.0 million up-front payment previously received from Otsuka America in October 2004 and recognized approximately $5.7 million in contract revenue in the nine months ended September 30, 2008 associated with this amortization.
Inventories and Related Reserves
     Inventories are stated at the lower of cost (FIFO) or market and consist of finished goods and raw materials used in the manufacture of our Zegerid Capsules and Zegerid Powder for Oral Suspension products. Also included in inventories are product samples of the Glumetza products which we purchase from Depomed under our promotion agreement. Inventories as of December 31, 2007 also included product samples of the Naprelan products which we purchased from Victory under our co-promotion agreement, which was terminated effective as of October 1, 2008. We provide reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales.
Stock-Based Compensation
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123(R), using the modified prospective transition method. Under this transition method, compensation cost recognized for the three and nine months ended September 30, 2008 and 2007 included (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.
     We estimate the fair value of stock options and employee stock purchase plan rights granted using the Black-Scholes valuation model. This estimate is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the expected volatility of our stock price, the expected term of the stock option, the risk-free interest rate and expected dividends. As the length of time our shares have been publicly traded is generally shorter than the expected life of the option, we consider the expected volatility of similar entities as well as our historical volatility since our initial public offering in April 2004 in determining our volatility factor. In evaluating similar entities, we consider factors such as industry, stage of development, size and financial leverage. In determining the expected life of the options, we use the “short-cut” method described in SAB No. 110. Under this method, the expected life is presumed to be the mid-point between the vesting date and the end of the contractual term. The Company will continue to use the “short-cut” method until it has sufficient historical exercise data to estimate the expected life of the options.

     For options granted prior to January 1, 2006, we amortize the fair value on an accelerated basis. For options granted after January 1, 2006, we amortize the fair value on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Pre-vesting forfeitures were estimated to be approximately 0% for the three and nine months ended September 30, 2008 and 2007 as the majority of options granted contain monthly vesting terms.
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
     The following table includes stock-based compensation recognized in accordance with SFAS No. 123(R) and EITF Issue No. 96-18 in our condensed statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of product sales	$22,215	$34,075	$73,474	$95,541
Research and development	122,674	142,314	357,119	394,189
Selling, general and administrative	875,233	1,481,569	2,774,844	4,507,002

Total	$1,020,122	$1,657,958	$3,205,437	$4,996,732

     As of September 30, 2008, total unrecognized compensation cost related to stock options was approximately $7.3 million, and the weighted average period over which it was expected to be recognized was 2.3 years.
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
Results of Operations
Comparison of Three Months Ended September 30, 2008 and 2007
     Product Sales, Net. Product sales, net were $28.1 million for the three months ended September 30, 2008 and $19.5 million for the three months ended September 30, 2007 and consisted of sales of Zegerid Capsules and Zegerid Powder for Oral Suspension. The $8.6 million increase in product sales, net was primarily attributable to an increase in the sales volume of Zegerid Capsules as well as increased average selling prices. For the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, the amount of rebates, chargebacks and other discounts has grown primarily as a result of increased sales of our Zegerid products and increased utilization under contracts with various managed care organizations and governmental organizations relating to Medicaid and Medicare. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased.
     Contract Revenue. Contract revenue was $4.1 million for the three months ended September 30, 2008 and $7.0 million for the three months ended September 30, 2007. Contract revenue in each period consisted of license fee revenue from the amortization of the $15.0 million upfront fee received in November 2006 pursuant to our license agreement with Schering-Plough, and in the three months ended September 30, 2007, contract revenue also included license fee revenue from the $5.0 million milestone payment received from Schering-Plough. Contract revenue in three months ended September 30, 2008 also included license fee revenue from the amortization of the $11.5 million upfront fee received in 2007 pursuant to our license and distribution agreements with GSK as well as royalty revenue earned under these agreements. In addition, contract revenue in the three months ended September 30, 2008 included co-promotion fees earned under our co-promotion agreements with Victory and Fleet. Contract revenue in the three months ended September 30, 2007 also included co-promotion revenue from the amortization of the $15.0 million upfront fee received pursuant to our co-promotion agreement with Otsuka America which was terminated effective as of June 30, 2008.

     Cost of Product Sales. Cost of product sales was $1.9 million for the three months ended September 30, 2008 and $1.8 million for the three months ended September 30, 2007, or approximately 7% and 9% of net product sales, respectively. Cost of product sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Zegerid products. Cost of product sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales. The decrease in our cost of product sales as a percentage of net product sales was primarily attributable to increased average selling prices for our capsule and powder products and certain fixed costs being applied to increased sales volumes.
     License Fees and Royalties. License fees and royalties were $3.6 million for the three months ended September 30, 2008 and $2.7 million for the three months ended September 30, 2007. License fees and royalties consisted of royalties due to the University of Missouri based upon our net product sales as well as products sold by GSK under our license and distribution agreements. For the three months ended September 30, 2008, license fees and royalties also included an accrual of approximately $1.8 million related to a potential $2.5 million sales milestone due to the University of Missouri under our license agreement and license fee amortization from the $12.0 million upfront fee paid to Depomed under our promotion agreement entered into in July 2008. The $12.0 million upfront fee has been capitalized and is being amortized to license fee expense over the estimated useful life of the asset on a straight-line basis through mid-2016. For the three months ended September 30, 2007, license fees and royalties also included royalties due to Otsuka America based upon our net product sales. Following the termination of our co-promotion agreement effective as of June 30, 2008, we are no longer obligated to pay royalties to Otsuka America.
     Research and Development. Research and development expenses were $2.3 million for the three months ended September 30, 2008 and $1.7 million for the three months ended September 30, 2007. The $548,000 increase in our research and development expenses was primarily attributable to development costs associated with a new swallowable tablet formulation we intend to add to our Zegerid family of branded prescription pharmaceutical products. This increase in research and development expenses was offset in part by a decrease in spending associated with Zegerid Capsules. Included in the three months ended September 30, 2007 was spending associated with our clinical trial evaluating the effects of morning dosing of each of Zegerid Capsules and delayed-release PPI brands, Protonix® and Prevacid®, on 24-hour gastric acid control in patients with symptoms of GERD. There were no expenses associated with this clinical trial in the three months ended September 30, 2008.
     Selling, General and Administrative. Selling, general and administrative expenses were $28.5 million for the three months ended September 30, 2008 and $27.8 million for the three months ended September 30, 2007. The $697,000 increase in our selling, general and administrative expenses was primarily attributable to costs associated with sales training and advertising and promotional activities in preparation for the commencement of promotion of the Glumetza products under our promotion agreement with Depomed and an increase in legal fees primarily due to the patent infringement lawsuits we filed against Par Pharmaceutical, Inc. in 2007. These increases in costs were offset in part by a decrease in costs associated with our Zegerid advertising and promotional activities and our speaker programs and a decrease in stock-based compensation.
     Interest and Other Income, Net. Interest and other income, net was $177,000 for the three months ended September 30, 2008 and $705,000 for the three months ended September 30, 2007. The $528,000 decrease was primarily attributable to lower interest income resulting from lower average cash balances and a lower rate of return on our cash, cash equivalents and short-term investments.
Comparison of Nine Months Ended September 30, 2008 and 2007
     Product Sales, Net. Product sales, net were $71.5 million for the nine months ended September 30, 2008 and $55.3 million for the nine months ended September 30, 2007 and consisted of sales of Zegerid Capsules and Zegerid Powder for Oral Suspension. The $16.2 million increase in product sales, net was primarily attributable to an increase in the sales volume of Zegerid Capsules as well as increased average selling prices. For the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, the amount of rebates, chargebacks and other discounts has grown primarily as a result of increased sales of our Zegerid products and increased utilization under contracts with various managed care organizations and governmental organizations relating to Medicaid and Medicare. Accordingly, reductions to revenue and corresponding increases to allowance accounts have likewise increased.

     Contract Revenue. Contract revenue was $21.2 million for the nine months ended September 30, 2008 and $10.8 million for the nine months ended September 30, 2007. Contract revenue in each period consisted of co-promotion revenue from the amortization of the $15.0 million upfront fee received pursuant to our co-promotion agreement with Otsuka America and license fee revenue from the amortization of the $15.0 million upfront fee received in November 2006 pursuant to our license agreement with Schering-Plough. In connection with the termination of our co-promotion agreement with Otsuka America effective as of June 30, 2008, we amortized the remaining balance of the $15.0 million up-front payment and recognized approximately $5.7 million in contract revenue in the nine months ended September 30, 2008 associated with this amortization. In June 2008, we received a $2.5 million nonrefundable regulatory milestone relating to FDA acceptance for filing of an NDA submitted by Schering-Plough for a Zegerid branded omeprazole/sodium bicarbonate OTC product in a 20 mg dosage strength of omeprazole. In August 2007, we received a nonrefundable $5.0 million milestone payment from Schering-Plough relating to progress on clinical development strategy. We recognized the payments of $2.5 million and $5.0 million as contract revenue in the nine months ended September 30, 2008 and 2007, respectively, due to the substantive nature of the milestones achieved. Contract revenue in nine months ended September 30, 2008 also included license fee revenue from the amortization of the $11.5 million upfront fee received in 2007 pursuant to our license and distribution agreements with GSK as well as royalty revenue earned under these agreements. In addition, contract revenue in the nine months ended September 30, 2008 included co-promotion fees earned under our co-promotion agreements with Victory and Fleet.
     Cost of Product Sales. Cost of product sales was $5.3 million for the nine months ended September 30, 2008 and $5.1 million for the nine months ended September 30, 2007, or approximately 7% and 9% of net product sales, respectively. Cost of product sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Zegerid products. Cost of product sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales. The decrease in our cost of product sales as a percentage of net product sales was primarily attributable to increased average selling prices and decreased manufacturing costs associated with our capsule and powder products and certain fixed costs being applied to increased sales volumes.
     License Fees and Royalties. License fees and royalties were $9.7 million for the nine months ended September 30, 2008 and $7.8 million for the nine months ended September 30, 2007. License fees and royalties consisted of royalties due to the University of Missouri and Otsuka America based upon our net product sales as well as royalties due to the University of Missouri based upon products sold by GSK under our license and distribution agreements. Following the termination of our co-promotion agreement effective as of June 30, 2008, we are no longer obligated to pay royalties to Otsuka America. For the nine months ended September 30, 2008, license fees and royalties also included an accrual of approximately $1.8 million related to a potential $2.5 million sales milestone due to the University of Missouri under our license agreement and license fee amortization from the $12.0 million upfront fee paid to Depomed under our promotion agreement entered into in July 2008. The $12.0 million upfront fee has been capitalized and is being amortized to license fee expense over the estimated useful life of the asset on a straight-line basis through mid-2016.
     Research and Development. Research and development expenses were $6.2 million for the nine months ended September 30, 2008 and $5.0 million for the nine months ended September 30, 2007. The $1.2 million increase in our research and development expenses was primarily attributable to development costs associated with a new swallowable tablet formulation we intend to add to our Zegerid family of branded prescription pharmaceutical products. This increase in research and development expenses was offset in part by a decrease in spending associated with Zegerid Capsules. Included in the nine months ended September 30, 2007 was spending associated with our clinical trial evaluating the effects of morning dosing of each of Zegerid Capsules and delayed-release PPI brands, Protonix and Prevacid, on 24-hour gastric acid control in patients with symptoms of GERD. There were no expenses associated with this clinical trial in the nine months ended September 30, 2008.

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
     Selling, General and Administrative. Selling, general and administrative expenses were $80.8 million for the nine months ended September 30, 2008 and $87.0 million for the nine months ended September 30, 2007. The $6.2 million decrease in our selling, general and administrative expenses was primarily attributable to a decrease in costs associated with our advertising and promotional activities and speaker programs related to our Zegerid products, a decrease in the number of sales representatives under our contract sales organization agreement with inVentiv and a decrease in stock-based compensation. These decreases in expenses were offset in part by an increase in legal fees primarily due to the patent infringement lawsuits we filed against Par Pharmaceutical, Inc. in 2007 and costs associated with sales training and advertising and promotional activities in preparation for the commencement of promotion of the Glumetza products under our promotion agreement with Depomed.
     Interest and Other Income, Net. Interest and other income, net was $1.0 million for the nine months ended September 30, 2008 and $2.4 million for the nine months ended September 30, 2007. The $1.4 million decrease was primarily attributable to lower interest income resulting from lower average cash balances and a lower rate of return on our cash, cash equivalents and short-term investments.
Liquidity and Capital Resources
     As of September 30, 2008, cash, cash equivalents and short-term investments were $34.4 million, compared to $64.7 million as of December 31, 2007, a decrease of $30.3 million. This decrease resulted primarily from our net loss for the nine months ended September 30, 2008, adjusted for non-cash stock-based compensation and changes in operating assets and liabilities, as well as our $12.0 million upfront payment to Depomed in July 2008. In addition, due to the illiquid state of our auction rate securities, we reclassified the fair value of these securities from short-term to long-term investments in the nine months ended September 30, 2008. The fair value of our auction rate securities was approximately $3.9 million in our condensed balance sheet as of September 30, 2008.
     Our auction rate securities are high-grade (AAA-rated) municipal debt obligations with a long-term maturity and an interest rate that is reset in short-term intervals (every 28 days) through auctions. Due to conditions in the global credit markets, in the nine months ended September 30, 2008, these securities, representing a par value of approximately $4.3 million, have experienced multiple failed auctions due to insufficient demand for the securities at auction. As a result, these affected securities are currently not liquid and the interest rates have been reset to predetermined higher rates.
     Typically the fair value of auction rate securities approximates par value due to the frequent resets through the auction process. While we continue to earn interest on our auction rate securities at the maximum contractual rates, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of auction rate securities no longer approximates par value. We have used a discounted cash flow model to determine the estimated fair value of our investment in auction rate securities as of September 30, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the auction rate securities. Based on this assessment of fair value, we recorded an unrealized loss of approximately $403,000 related to our auction rate securities as of September 30, 2008. We believe this unrealized loss is primarily attributable to the limited liquidity of these investments and have no reason to believe that any of the underlying issuers are presently at risk of default.

     In October 2008, we received an offer of Auction Rate Securities Rights, or Rights, from our investment provider, UBS Financial Services, Inc., a subsidiary of UBS AG, or UBS. We are assessing the offer of Rights and plan to make our determination prior to the November 14, 2008 expiration date of the offer. If accepted, the Rights will permit us to require UBS to purchase our auction rate securities at par value at any time during the period of June 30, 2010 through July 2, 2012. If we do not exercise our Rights, the auction rate securities will continue to accrue interest as determined by the auction process. If the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further obligation to buy our auction rate securities. If we accept the Rights, UBS will have the discretion to purchase or sell our auction rate securities at any time without prior notice so long as we receive a payment at par upon any sale or disposition. UBS will only exercise its discretion to purchase or sell our auction rate securities for the purpose of restructurings, dispositions or other solutions that will provide us with par value for our auction rate securities. As a condition to accepting the offer of Rights, we will be required to release UBS from all claims except claims for consequential damages relating to its marketing and sales of auction rate securities. We will also be required to agree not to serve as a class representative or receive benefits under any class action settlement or investor fund.
     Net cash used in operating activities was $13.7 million for the nine months ended September 30, 2008 and $28.2 million for the nine months ended September 30, 2007. The primary use of cash was to fund our net losses for these periods, adjusted for non-cash expenses, including $3.2 million for the nine months ended September 30, 2008 and $5.0 million for the nine months ended September 30, 2007 in stock-based compensation, and changes in operating assets and liabilities. Significant working capital uses of cash for the nine months ended September 30, 2008 included decreases in deferred revenue and increases in accounts receivable. These working capital uses of cash were offset in part by an increase in the allowance for product returns and increases in accounts payable and accrued liabilities primarily driven by an increase in accrued rebates. For the nine months ended September 30, 2007, significant working capital sources of cash included increases in accounts payable and accrued liabilities primarily driven by an increase in accrued rebates. These working capital sources of cash were offset in part by increases in accounts receivable and a decrease in deferred revenue.
     Net cash used in investing activities was $12.7 million for the nine months ended September 30, 2008 and $3.7 million for the nine months ended September 30, 2007 and included purchases and maturities of short-term investments and purchases of property and equipment. Additionally, for the nine months ended September 30, 2008, net cash used in investing activities consisted primarily of the acquisition of intangible assets in connection with our $12.0 million upfront payment to Depomed. For the nine months ended September 30, 2007, net cash used in investing activities was offset in part by a reduction in long-term restricted cash associated with a letter of credit agreement required by our facilities lease.
     Net cash provided by financing activities was $432,000 for the nine months ended September 30, 2008 and $1.5 million for the nine months ended September 30, 2007 consisting of proceeds from the issuance of common stock under our employee stock purchase plan and the exercise of stock options.
     While we support the commercialization of Zegerid Capsules and Zegerid Powder for Oral Suspension, promote Glumetza under our promotion agreement with Depomed, and as we continue to sponsor clinical trials and develop and manufacture our Zegerid products and pursue new product opportunities, we anticipate significant cash requirements for personnel costs for our own organization, as well as in connection with our contract sales agreement with inVentiv, advertising and promotional activities, capital expenditures, and investment in additional office space, internal systems and infrastructure.
     We currently rely on OSG Norwich Pharmaceuticals, Inc. as our manufacturer of Zegerid Capsules and Patheon, Inc. as our manufacturer of Zegerid Powder for Oral Suspension. We also purchase commercial quantities of omeprazole, an active ingredient in our Zegerid products, from Union Quimico Farmaceutica, S.A. At September 30, 2008, we had finished goods and raw materials inventory purchase commitments of approximately $2.0 million.

     The following summarizes our long-term contractual obligations, excluding potential sales-based royalty obligations and milestone payments under our agreements with the University of Missouri and Depomed, as of September 30, 2008:

	Payments Due by Period
		Less than
		One Year
		(Remainder	One to	Four to
Contractual Obligations	Total	of 2008)	Three Years	Five Years	Thereafter
	(in thousands)
Operating leases	$6,355	$442	$4,876	$1,037	$—
Other long-term contractual obligations	452	208	190	54	—

Total	$6,807	$650	$5,066	$1,091	$—

     In addition to the obligations summarized above, we are responsible for certain ongoing minimum sales and marketing spending obligations in connection with our promotion agreement with Depomed, including an initial commitment of $5.0 million in non-sales force advertising and promotional costs from signing through March 31, 2009.
     The amount and timing of cash requirements will depend on market acceptance of Zegerid Capsules and Zegerid Powder for Oral Suspension, the Glumetza products and any other products that we may market in the future, the resources we devote to researching, developing, formulating, manufacturing, commercializing and supporting our products, and our ability to enter into third-party collaborations.
     We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our current operations for at least the next 12 months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed earlier than we expect. Although we do not believe that we will need to raise additional funds to finance our current operations over the next 12 months, we may pursue raising additional funds in connection with licensing or acquisition of new products. Sources of additional funds may include funds generated through strategic collaborations or licensing agreements, or through equity, debt and/or royalty financing.
     In May 2005, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective in June 2005. The shelf registration statement expires on December 1, 2008. On August 22, 2005, we sold 7,350,000 shares of our common stock that were registered under the universal shelf registration statement. The universal shelf registration statement may permit us, from time to time, to offer and sell up to an additional approximately $43.8 million of equity or debt securities. However, there can be no assurance that we will be able to complete any such offerings of securities. Factors influencing the availability of additional financing include the progress of our commercial activities, investor perception of our prospects and the general condition of the financial markets, among others.
     In February 2006, we entered into the CEFF which may entitle us to sell and obligate Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. We filed a resale shelf registration statement on Form S-3 with the Securities and Exchange Commission to facilitate Kingsbridge’s public resale of shares of our common stock which it may acquire from us from time to time in connection with our draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that we issued to Kingsbridge in connection with the CEFF. The resale shelf registration statement was declared effective in February 2006. In 2006, we completed four draw downs under the CEFF and have issued a total of 5,401,787 shares in exchange for aggregate gross proceeds of $36.5 million. We did not initiate any draw downs under the CEFF during 2007 or during the nine months ended September 30, 2008. Accordingly, the remaining commitment of Kingsbridge under the CEFF for the potential purchase of our common stock is equal to the lesser of $38.5 million in cash consideration or 3,451,378 shares (which shares would be priced at a discount ranging from 6% to 10% of the average market price during any future draw down), subject to certain conditions and restrictions. There can be no assurance that we will be able to complete any further draw downs under the CEFF. Factors influencing our ability to complete draw downs include conditions such as a minimum price of $2.50 for our common stock; the accuracy of representations and warranties made to Kingsbridge; the continued effectiveness of the shelf registration statement; and the continued listing of our stock on the Nasdaq Global Market.

     In July 2006, we entered into our loan agreement with Comerica which was subsequently amended in July 2008, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $25.0 million. As of November 3, 2008, the date of this report, we have not borrowed any amounts under the loan agreement. Under the loan agreement, the revolving loan bears interest, as selected by us, at either the variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” plus 0.50% or the LIBOR rate (as computed in the amended and restated LIBOR addendum to the amended loan agreement) plus 3.00%. Interest payments on advances made under the loan agreement are due and payable in arrears on the first calendar day of each month during the term of the loan agreement. Amounts borrowed under the loan agreement may be repaid and re-borrowed at any time prior to July 11, 2011. There is a non-refundable unused commitment fee equal to 0.50% per annum on the difference between the amount of the revolving line and the average daily balance outstanding thereunder during the term of the loan agreement, payable quarterly in arrears. The loan agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the loan agreement.
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
     In addition, our results of operations could be materially affected by economic conditions generally, both in the U.S. and elsewhere around the world. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining residential real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession or depression. Domestic and international equity markets have also been experiencing heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on us. In the event of a continuing market downturn, our results of operations could be adversely affected by those factors in many negative ways, including making it more difficult for us to raise funds if necessary, and our stock price may further decline. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. Given the current instability of financial institutions, we cannot be assured that we will not experience losses on these deposits.
     As of September 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Caution on Forward-Looking Statements
     Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance that are not historical facts are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to increase market demand for, and sales of, our Zegerid® products, the Glumetza® products and any other products that we or our strategic partners promote or market; the scope and validity of patent protection for our products and any other products that we or our strategic partners promote or market, including the outcome and duration of our patent infringement lawsuits against Par Pharmaceutical, Inc., and our and our strategic partners’ ability to commercialize products without infringing the patent rights of others; our dependence on a number of third parties, such as GSK, under our license and distribution agreements and Schering-Plough, under our OTC license agreement, whether these third party arrangements will result in payments to us on anticipated timeframes or at all and whether these arrangements will otherwise be successful; adverse side effects or inadequate therapeutic efficacy of our products or products we promote that could result in product recalls, market withdrawals or product liability claims; competition from other pharmaceutical or biotechnology companies and evolving market dynamics, including the impact of currently available generic PPI products and the introduction of additional generic or branded PPI products; our ability to further diversify our sources of revenue and product portfolio; other difficulties or delays relating to the development, testing, manufacturing and marketing of, and maintaining regulatory approvals for, our and our strategic partners’ products; fluctuations in quarterly and annual results; our ability to obtain additional financing as needed to support our operations or future product acquisitions; the impact of the recent turmoil in the financial markets; the potential for new legislation, regulatory proposals and managed care initiatives, particularly in light of the 2008 presidential and congressional elections and the potential agenda of any new administration, that may increase our costs of compliance and adversely affect our ability to market our products, obtain collaborators and raise capital; and other risks detailed below under Part II — Item 1A — Risk Factors.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Under the terms of our loan agreement with Comerica, the interest rate applicable to any amounts borrowed by us under the credit facility will be, at our election, indexed to either Comerica’s prime rate or the LIBOR rate. If we elect Comerica’s prime rate for all or any portion of our borrowings, the interest rate will be variable, which would expose us to the risk of increased interest expense if interest rates rise. If we elect the LIBOR rate for all or any portion of our borrowings, such LIBOR rate will remain fixed only for a specified, limited period of time after the date of our election, after which we will be required to repay the borrowed amount, or elect a new interest rate indexed to either Comerica’s prime rate or the LIBOR rate. The new rate may be higher than the earlier interest rate applicable under the loan agreement. As of November 3, 2008, the date of this report, we have not borrowed any amounts under the loan agreement. Accordingly, we currently believe that changes in such interest rates would not materially affect our market risk.
     In addition to market risk related to our loan agreement with Comerica, we are exposed to market risk primarily in the area of changes in U.S. interest rates and conditions in the credit markets, particularly because the majority of our investments are in short-term marketable securities. We do not have any material foreign currency or other derivative financial instruments. All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at estimated market value. Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of September 30, 2008, our investments included $3.9 million of high-grade (AAA-rated) auction rate securities issued by state municipalities. Our auction rate securities are debt instruments with a long-term maturity and an interest rate that is reset in short-term intervals through auctions. The conditions in the global credit markets have prevented many investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.

     Due to conditions in the global credit markets, in the nine months ended September 30, 2008, our auction rate securities, representing a par value of approximately $4.3 million, have experienced multiple failed auctions due to insufficient demand for the securities at auction. As a result, these affected securities are currently not liquid and the interest rates have been reset to predetermined higher rates. Due to the limited liquidity of these investments, we have recorded an unrealized loss of approximately $403,000 related to our auction rate securities and have classified the fair value of these securities as long-term investments as of September 30, 2008. To date, we have not recorded any realized gains or losses on our investment portfolio.
     In October 2008, we received an offer of Auction Rate Securities Rights, or Rights, from our investment provider, UBS Financial Services, Inc., a subsidiary of UBS AG, or UBS. We are assessing the offer of Rights and plan to make our determination prior to the November 14, 2008 expiration date of the offer. If accepted, the Rights will permit us to require UBS to purchase our auction rate securities at par value at any time during the period of June 30, 2010 through July 2, 2012. If we do not exercise our Rights, the auction rate securities will continue to accrue interest as determined by the auction process. If the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further obligation to buy our auction rate securities. If we accept the Rights, UBS will have the discretion to purchase or sell our auction rate securities at any time without prior notice so long as we receive a payment at par upon any sale or disposition. UBS will only exercise its discretion to purchase or sell our auction rate securities for the purpose of restructurings, dispositions or other solutions that will provide us with par value for our auction rate securities. As a condition to accepting the offer of Rights, we will be required to release UBS from all claims except claims for consequential damages relating to its marketing and sales of auction rate securities. We will also be required to agree not to serve as a class representative or receive benefits under any class action settlement or investor fund.
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
     Our results of operations could be materially affected by economic conditions generally, both in the U.S. and elsewhere around the world. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining residential real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession or depression. Domestic and international equity markets have also been experiencing heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on us. In the event of a continuing market downturn, our results of operations could be adversely affected by those factors in many negative ways, including making it more difficult for us to raise funds if necessary, and our stock price may further decline. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. Given the current instability of financial institutions, we cannot be assured that we will not experience losses on these deposits.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In September 2007, we filed a lawsuit in the United States District Court for the District of Delaware against Par Pharmaceutical, Inc., or Par, for infringement of U.S. Patent Nos. 6,645,988; 6,489,346; and 6,699,885, each of which is listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, for Zegerid Capsules. In December 2007, we filed a second lawsuit in the United States District Court for the District of Delaware against Par for infringement of U.S. Patent Nos. 6,645,988; 6,489,346; 6,699,885; and 6,780,882, each of which is listed in the Orange Book for Zegerid Powder for Oral Suspension. The University of Missouri, licensor of the patents, is a co-plaintiff in the litigation, and both lawsuits have been consolidated for all purposes. The lawsuits are in response to Abbreviated New Drug Applications, or ANDAs, filed by Par with the FDA regarding Par’s intent to market generic versions of our Zegerid Capsules and Zegerid Powder for Oral Suspension products prior to the July 2016 expiration of the asserted patents. Each complaint seeks a judgment that Par has infringed the asserted patents and that the effective date of approval of Par’s ANDA shall not be earlier than the expiration date of the asserted patents. Par has filed answers in each case, primarily asserting non-infringement, invalidity and/or unenforceability. Par has also filed counterclaims seeking a declaration in its favor on those issues. In addition, Par is seeking a declaration that U.S. Patent No. 5,840,737, or the ‘737 patent, is not infringed, is invalid and/or is unenforceable. The ‘737 patent is one of six issued patents listed in the Orange Book for Zegerid Powder for Oral Suspension. The ‘737 patent is not one of the four patents listed in the Orange Book for Zegerid Capsules. We have moved to dismiss, or in the alternative, stay these claims due to a reissue proceeding involving the ‘737 patent currently pending before the PTO. We and the University of Missouri also granted Par a covenant not to sue on the original ‘737 patent. The discovery phase of the lawsuits is continuing. A claim construction hearing is currently scheduled for November 2008. Trial is currently scheduled for July 2009.
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
     On July 15, 2008, the PTO issued U.S. Patent No. 7,399,772, or the ‘772 patent, which is now listed in the Orange Book for both Zegerid Capsules and Zegerid Powder for Oral Suspension. In October 2008, we amended our complaint to add the ‘772 patent to the pending litigation with Par.
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
     In August 2006, an Indian company filed a pre-grant opposition to a pending Indian patent application that is licensed to us under our license agreement with the University of Missouri. A hearing was conducted in October 2007. In September 2008, the Indian Patent Office declined to grant a patent on the claims presented. As a result of the recent Indian Patent Office decision, we may not be able to obtain patent coverage for one or more of our Zegerid products in India.

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
     In the near-term, the success of our business will depend on many factors, including:
•	whether we are able to increase market demand for, and sales of, our Zegerid® (omeprazole/sodium bicarbonate) Capsules and Powder for Oral Suspension prescription products, including our ability to:
o	achieve greater market acceptance of our products by our targeted primary care physicians and gastroenterologists;

o	maintain adequate levels of reimbursement coverage for our products from third-party payors; and

o	compete effectively within the gastrointestinal, or GI, and primary care fields, where we face competition from both branded and generic products, in many cases marketed by competitors with significantly more experience and resources;
•	whether we are able to maintain patent protection for our products, including whether we are successful in the lawsuits we filed against Par Pharmaceutical, Inc., or Par, for infringement of patents covering our Zegerid Capsules and Zegerid Powder for Oral Suspension products;

•	whether we are successful in generating revenue under our promotion arrangements and strategic alliances, including our promotion agreement with Depomed, Inc., or Depomed, for Glumetza® (metformin hydrochloride extended release tablets), our over-the counter, or OTC, license agreement with Schering-Plough Healthcare Products, Inc., or Schering-Plough, and our license and distribution agreements with Glaxo Group Limited, an affiliate of GlaxoSmithKline plc, or GSK; and

•	whether we will be able to further diversify our sources of revenue and product portfolio, including our ability to obtain additional financing to support the licensing or acquisition of new products.
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
Risks Related to Our Business and Industry
At this time, we are largely dependent on the commercial success of our Zegerid products and our immediate-release proton pump inhibitor, or PPI, technology, and we cannot be certain that we will be able to achieve commercial success with these products and technology.
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
     Our ability to generate revenue in the longer term will also depend on whether our strategic alliances with GSK and Schering-Plough will lead to the successful commercialization of additional omeprazole products using our patented PPI technology. In addition, our success may be impacted by the extent to which our promotion of other products detracts from our sales representatives’ effort to promote our Zegerid products. We also recently terminated our co-promotion agreement with Otsuka America Pharmaceutical, Inc., and we cannot be certain of the impact that the decrease in promotional support may have on our business.
     We expect to incur significant costs as we continue to support the commercialization of Zegerid Capsules and Zegerid Powder for Oral Suspension. We have realized modest growth in sales of our Zegerid products to date relative to our expenses to date, including expenses associated with our commercial operations, and we may be unable to achieve greater market acceptance. For the nine months ended September 30, 2008, we recognized $71.5 million in Zegerid net product sales. In addition, as of September 30, 2008, we had an accumulated deficit of $312.4 million.
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
     In addition, various companies are developing new products, including new PPIs, such as Takeda’s dexlansoprazole compound under FDA review, motility agents, reversible acid inhibitors, cytoprotective compounds and products that act on the lower esophageal sphincter, or LES. We may face competition from these or other new products that have greater efficacy or other benefits relative to our products.
     Many of the currently marketed competitive products are available as generic products. For example, generic delayed-release omeprazole products and generic delayed-release pantoprazole products are currently available in the U.S. market, and we anticipate that other generic delayed-release PPIs will enter the market. In addition, delayed-release omeprazole is available in a 20 mg dosage strength as a branded and store brand OTC product. We anticipate that other OTC PPI products will also enter the market. The existence of generic and OTC delayed-release PPI products could make it more difficult for branded prescription PPI products, including our Zegerid products, to gain or maintain market share and could cause prices for PPIs to drop, each of which could adversely affect our business. Moreover, the current availability of generic and OTC delayed-release omeprazole products may have an additional impact on demand and pricing for our immediate-release products because our products also utilize omeprazole as an active ingredient.
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
     To support the promotion of our Zegerid prescription products, we have entered into a contract sales organization agreement with inVentiv. Under our agreement with inVentiv, inVentiv is committed to provide up to a certain number of fully-dedicated contract sales representatives to promote our Zegerid products in the U.S. We are currently utilizing approximately 100 inVentiv representatives. Our agreement with inVentiv causes us to incur significant costs, and we cannot be sure that the efforts of the contract sales force will be successful.

     Any revenues we receive from sales of our products generated by the inVentiv contract sales force will depend upon the efforts of contract sales representatives, which in many regards are not within our control. If we are unable to maintain our agreement with inVentiv or to effectively establish alternative arrangements to market our products more broadly than we can through our internal sales force, our business could be adversely affected.
We depend on a limited number of wholesaler customers for retail distribution of our products, and if we lose any of our significant wholesaler customers, our business could be harmed.
     Our wholesaler customers include some of the nation’s leading wholesale pharmaceutical distributors, such as Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, and major drug chains. Sales to Cardinal, McKesson and AmerisourceBergen accounted for approximately 32%, 32% and 14%, respectively, of our annual revenues during 2007 and 31%, 27% and 15%, respectively, of our revenues for the nine months ended September 30, 2008. The loss of any of these wholesaler customers’ accounts or a material reduction in their purchases could harm our business, financial condition or results of operations. In addition, we may face pricing pressure from our wholesaler customers.
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
     We rely on Norwich Pharmaceuticals, Inc., located in New York, as the current sole third-party manufacturer of Zegerid Capsules. In addition, we rely on a single third-party manufacturer located outside of the U.S., Patheon Inc., for the supply of Zegerid Powder for Oral Suspension, and we are obligated under our supply agreement to purchase a significant portion of our requirements of this product from Patheon. We also currently rely on a single third-party supplier located outside of the U.S., Union Quimico Farmaceutica, S.A., or Uquifa, for the supply of omeprazole, which is an active pharmaceutical ingredient in each of our current Zegerid products. We are obligated under our supply agreement with Uquifa to purchase all of our requirements of omeprazole from this supplier. We also currently have two approved suppliers for sodium bicarbonate, which is a key ingredient in our marketed powder for oral suspension and capsule products, and we rely on our third-party manufacturers to purchase the sodium bicarbonate. Additionally, we rely on single suppliers for certain excipients in our powder for oral suspension and capsule products. Any significant problem that our sole source manufacturers or suppliers experience could result in a delay or interruption in the supply to us until the manufacturer or supplier cures the problem or until we locate an alternative source of supply. In addition, because our sole source manufacturers and suppliers provide services to a number of other pharmaceutical companies, they may experience capacity constraints or choose to prioritize one or more of their other customers over us. In addition, to the extent GSK or Schering-Plough utilizes our suppliers, capacity at our suppliers may become further constrained.
     Although alternative sources of supply exist, the number of third-party manufacturers with the manufacturing and regulatory expertise and facilities necessary to manufacture the finished forms of our pharmaceutical products or the active omeprazole and other key ingredients in our products on a commercial scale is limited, and it would take a significant amount of time to arrange for alternative manufacturers. Any new supplier of products or active pharmaceutical ingredients would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing such products or ingredients. The FDA may require us to conduct additional clinical trials, collect stability data and provide additional information concerning any new supplier before we could distribute products from that supplier. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new supplier to bear significant additional costs which may be passed on to us.
Our resources have been primarily focused on commercializing our Zegerid products, and we may be unable to expand our product portfolio or integrate new products successfully.
     Our resources have been primarily focused on commercializing our Zegerid family of products. We also recently entered into a promotion agreement with Depomed to promote Depomed’s Glumetza® (metformin hydrochloride extended release tablets). Our success will depend in part on our ability to further diversify our product portfolio and further leverage our commercial capabilities through co-promotion, in-licensing or acquisition of additional marketed or late stage proprietary products. We may not be able to identify appropriate licensing or acquisition opportunities to expand and diversify our pipeline of products. Even if we identify an appropriate product, competition for it may be intense. We may not be able to successfully negotiate the terms of a license or acquisition agreement on commercially acceptable terms. The negotiation of agreements to obtain rights to additional products or to acquire companies or their products or product lines could divert our management’s time and resources from other elements of our existing business. Moreover, we may be unable to finance the licensing or acquisition of a new product or an acquisition target. If we issue shares of our common stock or other securities in one or more significant acquisitions, our stockholders could suffer significant dilution of their ownership interests. We might also incur debt or experience a decrease in cash available for our operations, or incur contingent liabilities and amortization expenses relating to identifiable intangible assets, in connection with any future acquisitions.
We may not generate adequate revenues under our promotion agreement for Glumetza products to justify our level of promotional effort and expense under the agreement.
     In July 2008, we entered into a promotion agreement with Depomed pursuant to which we agreed to promote Depomed’s Glumetza products in the U.S., including its territories and possessions and Puerto Rico. Under the terms of the promotion agreement, Depomed will pay us a fee ranging from 75% to 80% of the gross margin earned from all net sales of Glumetza products in the U.S., its territories and possessions and Puerto Rico, with gross margin defined as net sales less cost of goods and product-related fees paid to Biovail Laboratories. We paid Depomed a $12.0 million upfront fee, and based on the achievement of specified levels of annual Glumetza net product sales, we may be required to pay Depomed one-time sales milestones, totaling up to $16.0 million. We will also be responsible for all costs associated with our sales force and for all other sales and marketing-related expenses associated with our promotion of Glumetza products, including an initial commitment of $5.0 million in non-sales force advertising and promotional costs from signing through March 31, 2009. We began promotion of Glumetza products in October 2008.

     Also in July 2008, we and Victory Pharma, Inc., or Victory, mutually agreed to terminate our co-promotion agreement previously entered into in June 2007, pursuant to which we agreed to co-promote Naprelan Controlled Release Tablets to our targeted primary care physicians in the U.S. Under the terms of the co-promotion agreement, we received a co-promotion fee equal to slightly more than half of the net sales value of the prescriptions generated by our target physicians. We ended all promotional efforts under the co-promotion agreement as of September 30, 2008, and Victory will pay us any co-promotion fees due to us under the agreement for our activities through such period. Victory will also make a one-time, lump-sum trailing royalty payment to us on January 31, 2009 for the fiscal quarter ending December 31, 2008. In addition, Victory is required to purchase from us a portion of the product samples on-hand.
     In August 2007, we entered into a co-promotion agreement with C.B. Fleet Company Incorporated, or Fleet, which was subsequently amended in May 2008, pursuant to which we agreed to co-promote the Fleet Phospho-soda EZ-Prep Bowel Cleansing System to our targeted gastroenterologists in the U.S., in exchange for a set fee per sales call. The co-promotion agreement expired in accordance with its terms on October 1, 2008.
     Our ability to generate adequate revenues under the Glumetza promotion agreement to justify the resources and the level of promotional effort we will have to expend is subject to a number of risks and uncertainties, including:
•	our ability to increase market demand and sales of the Glumetza products;

•	adverse side effects or inadequate therapeutic efficacy of the Glumetza products and any resulting product liability claims or product recalls;

•	Depomed’s ability to ensure continued commercial supply of the Glumetza products; and

•	the potential for termination of the promotion arrangement.
     In addition, the promotion of the Glumetza products could detract from our sales representatives’ efforts to promote our Zegerid products and have an adverse impact on Zegerid sales. If our promotion efforts are not successful, our ability to generate sufficient revenues to grow our business and attain and sustain profitability may be adversely affected.
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
     There have been a number of legislative and regulatory proposals aimed at changing the healthcare system and pharmaceutical industry, including reductions in the cost of prescription products, changes in the levels at which consumers and healthcare providers are reimbursed for purchases of pharmaceutical products, proposals concerning reimportation of pharmaceutical products and proposals concerning safety matters. For example, in an attempt to protect against counterfeit drugs, the federal government and numerous states have enacted pedigree legislation. In particular, California has enacted legislation that requires development of an electronic pedigree to track and trace each prescription drug at the saleable unit level through the distribution system. California’s electronic pedigree requirement is scheduled to take effect in January 2011. Compliance with California and future federal or state electronic pedigree requirements will likely require an increase in our operational expenses and will likely be administratively burdensome. It is also possible that other proposals will be adopted, particularly in light of the 2008 presidential and congressional elections and the potential agenda of any new administration. As a result of new proposals, we may determine to change our current manner of operation, provide additional benefits or change our contract arrangements, any of which could harm our ability to operate our business efficiently, obtain collaborators and raise capital.
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

     We currently are developing a new tablet formulation as part of our Zegerid family of prescription products. The new formulation is a swallowable tablet that combines immediate-release omeprazole with a mix of buffers. We believe we have successfully completed our planned clinical study with the tablet and stability studies are ongoing. If the development program proceeds as currently planned, we expect to submit an NDA for the swallowable tablet to the FDA in the first quarter of 2009. Our objective is to have the new tablet formulation commercially available in the U.S. in the fourth quarter of 2009; however, completion of our development activities and timing of regulatory submission and approval are subject to a variety of risks and potential delays, including risks and delays associated with the new tablet formulation development activities, including difficulties and delays associated with product stability, clinical testing and the regulatory approval process. In addition, the new tablet formulation may not achieve the intended safety and efficacy profile. Any of these events could adversely affect our ability to commercialize the tablet formulation and the timing for commercial availability, which in turn could adversely affect our business.
If we are unable to attract and retain key personnel, our business will suffer.
     We are a small company and, as of September 30, 2008, had 345 employees. Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical, manufacturing, product development, business development and sales and marketing personnel. We, as well as inVentiv, our contract sales provider, may not be able to recruit and retain qualified personnel in the future, particularly for sales and marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results.
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

     To date, six U.S. patents have been issued relating to technology we license from the University of Missouri and several U.S. patent applications are pending. In addition to the U.S. patent coverage, several international patents have been issued, including in Australia, Canada, Mexico, New Zealand, Russia, Singapore, South Africa, and South Korea, as well as in countries within the European Patent Organization, and several international patent applications are pending, all of which are subject to the University of Missouri license agreement. The patents related specifically to our Zegerid products are and will be method and/or formulation patents and will not protect the use of the active pharmaceutical ingredients outside of the formulations covered by the patents and patent applications licensed to or owned by us. The issued claims in the international patents vary between the different countries and include claims covering pharmaceutical compositions combining PPIs with buffering agents and the use of these compositions in the manufacture of drug products for the treatment of GI disorders. The initial U.S. patent from the University of Missouri does not have corresponding international or foreign counterpart applications and there can be no assurance that we will be able to obtain foreign patent rights to protect each of our products in all foreign countries of interest. We consult with the University of Missouri in its pursuit of the patent applications that we have licensed, but the University of Missouri remains primarily responsible for prosecution of the applications. We cannot control the amount or timing of resources that the University of Missouri devotes on our behalf. It may not assign as great a priority to prosecution of patent applications relating to technology we license as we would if we were undertaking such prosecution ourselves. As a result of this lack of control and general uncertainties in the patent prosecution process, we cannot be sure that any additional patents will ever be issued. Issued patents generally require the payment of maintenance or similar fees to continue their validity. We rely on the University of Missouri to do this, subject to our obligation to provide reimbursement, and the University’s failure to do so could result in the forfeiture of patents not maintained.
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
     In August 2006, an Indian company filed a pre-grant opposition to a pending Indian patent application that is licensed to us under our license agreement with the University of Missouri. A hearing was conducted in October 2007. In September 2008, the Indian Patent Office declined to grant a patent on the claims presented. As a result of the recent Indian Patent Office decision, we may not be able to obtain patent coverage for one or more of our Zegerid products in India.
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
     In September 2007, we filed a lawsuit in the United States District Court for the District of Delaware against Par for infringement of U.S. Patent Nos. 6,645,988; 6,489,346; and 6,699,885, each of which is listed in the Orange Book for Zegerid Capsules. In December 2007, we filed a second lawsuit in the United States District Court for the District of Delaware against Par for infringement of U.S. Patent Nos. 6,645,988; 6,489,346; 6,699,885; and 6,780,882, each of which is listed in the Orange Book for Zegerid Powder for Oral Suspension. The University of Missouri, licensor of the patents, is a co-plaintiff in the litigation, and both lawsuits have been consolidated for all purposes. The lawsuits are in response to Abbreviated New Drug Applications, or ANDAs, filed by Par with the FDA regarding Par’s intent to market generic versions of our Zegerid Capsules and Zegerid Powder for Oral Suspension products prior to the July 2016 expiration of the asserted patents. Each complaint seeks a judgment that Par has infringed the asserted patents and that the effective date of approval of Par’s ANDA shall not be earlier than the expiration date of the asserted patents. Par has filed answers in each case, primarily asserting non-infringement, invalidity and/or unenforceability. Par has also filed counterclaims seeking a declaration in its favor on those issues. In addition, Par is seeking a declaration that the ‘737 patent is not infringed, is invalid and/or is unenforceable. The ‘737 patent is one of six issued patents listed in the Orange Book for Zegerid Powder for Oral Suspension. The ‘737 patent is not one of the four patents listed in the Orange Book for Zegerid Capsules. We have moved to dismiss, or in the alternative, stay these claims due to a reissue proceeding involving the ‘737 patent currently pending before the PTO. We and the University of Missouri also granted Par a covenant not to sue on the original ‘737 patent. The discovery phase of the lawsuits is continuing. A claim construction hearing is currently scheduled for November 2008. Trial is currently scheduled for July 2009.
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
     On July 15, 2008, the PTO issued U.S. Patent No. 7,399,772, or the ‘772 patent, which is now listed in the Orange Book for both Zegerid Capsules and Zegerid Powder for Oral Suspension. In October 2008, we amended our complaint to add the ‘772 patent to the pending litigation with Par.
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
     The extent of our future operating losses and our ability to attain and sustain profitability are highly uncertain. We have been engaged in developing and commercializing drugs and have generated significant operating losses since our inception in December 1996. Our commercial activities and continued product development and clinical activities will require significant expenditures. For the nine months ended September 30, 2008, we recognized $71.5 million in net sales of our Zegerid products, and, as of September 30, 2008, we had an accumulated deficit of $312.4 million. We expect to incur additional operating losses and capital expenditures as we support the continued marketing of the Zegerid and Glumetza products and any other products we commercialize, and continue our product development and clinical research programs.
To the extent we need to raise additional funds in connection with the licensing or acquisition of new products or to continue our operations, we may be unable to raise capital when needed.
     We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our current operations for at least the next 12 months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed earlier than we expect. Although we do not believe that we will need to raise additional funds to finance our current operations over the next 12 months, we may pursue raising additional funds in connection with licensing or acquisition of new products. Sources of additional funds may include funds generated through strategic collaborations or licensing agreements, or through equity, debt and/or royalty financing.
     In May 2005, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective in June 2005. The shelf registration statement expires on December 1, 2008. On August 22, 2005, we sold 7,350,000 shares of our common stock that were registered under the universal shelf registration statement. The universal shelf registration statement may permit us, from time to time, to offer and sell up to an additional approximately $43.8 million of equity or debt securities. However, there can be no assurance that we will be able to complete any such offerings of securities. Factors influencing the availability of additional financing include the progress of our commercial activities, investor perception of our prospects and the general condition of the financial markets, among others.
     In February 2006, we entered into a committed equity financing facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge, which may entitle us to sell and obligate Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. We filed a resale shelf registration statement on Form S-3 with the Securities and Exchange Commission to facilitate Kingsbridge’s public resale of shares of our common stock which it may acquire from us from time to time in connection with our draw downs under the CEFF or upon the exercise of a warrant to purchase 365,000 shares of common stock that we issued to Kingsbridge in connection with the CEFF. The resale shelf registration statement was declared effective in February 2006. In 2006, we completed four draw downs under the CEFF and have issued a total of 5,401,787 shares in exchange for aggregate gross proceeds of $36.5 million. We did not initiate any draw downs under the CEFF during 2007 or in the nine months ended September 30, 2008. Accordingly, the remaining commitment of Kingsbridge under the CEFF for the potential purchase of our common stock is equal to the lesser of $38.5 million in cash consideration or 3,451,378 shares (which shares would be priced at a discount ranging from 6% to 10% of the average market price during any future draw down), subject to certain conditions and restrictions.
     There can be no assurance that we will be able to complete any further draw downs under the CEFF. The CEFF is not currently available to us because our common stock is trading below the minimum price of $2.50 required by the CEFF. Other factors influencing our ability to complete draw downs include conditions such as the accuracy of representations and warranties made to Kingsbridge; our ability to maintain the effectiveness of the shelf registration statement; and the continued listing of our stock on the Nasdaq Global Market.

     In July 2006, we entered into our loan agreement with Comerica Bank, or Comerica, which we subsequently amended in July 2008, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $25.0 million. Amounts borrowed under the loan agreement may be repaid and re-borrowed at any time prior to July 11, 2011. As of August 4, 2008, the date of this report, we have not borrowed any amounts under the loan agreement. Our ability to borrow amounts under the loan agreement depends upon a number of conditions and restrictions, and we cannot be certain that we will satisfy all borrowing conditions at a time when we desire to borrow amounts under the loan agreement. For example, we have made comprehensive representations and warranties to Comerica as our lender, and all of these representations and warranties generally must be true and correct at the time of any proposed borrowing. Furthermore, we are subject to a number of affirmative and negative covenants, each of which must be satisfied at the time of any proposed borrowing. If we have not satisfied these various conditions, or an event of default otherwise has occurred, we may be unable to borrow amounts under the loan agreement, and may be required to repay any amounts previously borrowed. In addition, given the current financial market conditions, our ability to borrow under the loan agreement may be dependent on the financial solvency of banks in general, including Comerica.
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
     Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the commercial success of, and demand for, our Zegerid products, as well as any other products we market are uncertain and therefore our sales prospects are uncertain. The level of our revenues, if any, and results of operations at any given time will be based primarily on the following factors:
•	commercial success of Zegerid Capsules and Zegerid Powder for Oral Suspension and any products which may be commercialized by GSK or Schering-Plough pursuant to our strategic alliances;

•	the outcome of, or other developments related to, our patent infringement suits against Par involving Zegerid Capsules and Zegerid Powder for Oral Suspension;

•	our ability to generate revenues under our Glumetza promotion agreement;

•	interruption in the manufacturing or distribution of our products;

•	our ability to obtain regulatory approval for any future products we develop;

•	results of our clinical trials and safety and efficacy of our products;

•	timing of new product offerings, acquisitions, licenses or other significant events by us, GSK, Schering-Plough or our competitors;

•	legislative changes affecting the products we may offer or those of our competitors; and

•	the effect of competing technological and market developments.
     It will continue to be difficult for us to forecast demand for our products with any degree of certainty. In addition, we expect to incur significant operating expenses as we continue to support the marketing of the Zegerid and Glumetza products. Accordingly, we may experience significant, unanticipated quarterly losses. Because of these factors, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline significantly.
The CEFF that we entered into with Kingsbridge may not be available to us if we elect to make a draw down, may require us to make additional “blackout” or other payments to Kingsbridge, and may result in dilution to our stockholders.
     In February 2006, we entered into a CEFF that entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to the lesser of $75.0 million or 8,853,165 shares, subject to certain conditions and restrictions. In 2006, we completed four draw downs under the CEFF and issued a total of 5,401,787 shares in exchange for aggregate gross proceeds of $36.5 million. We did not initiate any draw downs under the CEFF during 2007 or in the nine months ended September 30, 2008.

     Kingsbridge will not be obligated to purchase additional shares under the CEFF unless certain conditions are met. For example, the CEFF is not currently available to us because our common stock is currently trading below the minimum price of $2.50 required by the CEFF. Other factors influencing our ability to complete draw downs include conditions such as the accuracy of representations and warranties made to Kingsbridge; compliance with laws; the continued effectiveness of the shelf registration statement; and the continued listing of our stock on the Nasdaq Global Market. In addition, Kingsbridge is permitted to terminate the CEFF if it determines that a material and adverse event has occurred affecting our business, operations, properties or financial condition and if such condition continues for a period of 10 days from the date Kingsbridge provides us notice of such material and adverse event. Moreover, our ability to fully utilize the CEFF as a source of future financings may be limited by the remaining maximum number of 3,451,378 shares issuable under the CEFF consistent with Nasdaq Global Market listing requirements (which shares would be priced at a discount ranging from 6% to 10% of the average market price during any future draw down). If we are unable to access funds through the CEFF, or if the CEFF is terminated by Kingsbridge, we may be unable to access capital on favorable terms or at all.
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
Our results of operations and liquidity needs could be materially affected by market fluctuations and economic downturn.
     Our results of operations could be materially affected by economic conditions generally, both in the U.S. and elsewhere around the world. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining residential real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession or depression. Domestic and international equity markets have also been experiencing heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on us. In the event of a continuing market downturn, our results of operations could be adversely affected by those factors in many negative ways, including making it more difficult for us to raise funds if necessary, and our stock price may further decline. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. Given the current instability of financial institutions, we cannot be assured that we will not experience losses on these deposits.

Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.
     Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of September 30, 2008, our investments included $3.9 million of high-grade (AAA-rated) auction rate securities issued by state municipalities. Our auction rate securities are debt instruments with a long-term maturity and an interest rate that is reset in short-term intervals through auctions. The conditions in the global credit markets have prevented many investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.
     Due to conditions in the global credit markets, our auction rate securities, representing a par value of approximately $4.3 million, have experienced multiple failed auctions due to insufficient demand for the securities at auction. As a result, these affected securities are currently not liquid and the interest rates have been reset to the predetermined higher rates. Due to the limited liquidity of these investments, we have recorded an unrealized loss of approximately $403,000 related to our auction rate securities and have classified the fair value of these securities as long-term investments as of September 30, 2008. To date, we have not recorded any realized gains or losses on our investment portfolio.
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
     The market prices for securities of specialty pharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. For example, during the year ended December 31, 2007, the trading prices for our common stock ranged from a high of $8.15 to a low of $1.90, and on September 30, 2008, the closing trading price for our common stock was $2.03. In addition, we have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Furthermore, our loan agreement with Comerica prohibits us from paying dividends. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment.
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
     We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our current operations for at least the next 12 months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed earlier than we expect. Although we do not believe that we will need to raise additional funds to finance our current operations over the next 12 months, we may pursue raising additional funds in connection with licensing or acquisition of new products. Sources of additional funds may include funds generated through strategic collaborations or licensing agreements, or through equity, debt and/or royalty financing. To the extent we conduct substantial future offerings of equity or debt securities, such offerings could cause our stock price to decline. For example, we may issue additional shares of our common stock under our CEFF with Kingsbridge, we may issue securities under our existing universal shelf registration statement, or we may pursue alternative financing arrangements.
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
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.

Item 6. Exhibits

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

3.3(3)	Certificate of Designations for Series A Junior Participating Preferred Stock

4.1(3)	Form of Common Stock Certificate

4.2(4)	Amended and Restated Investors’ Rights Agreement, dated April 30, 2003, among us and the parties named therein

4.3(4)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated May 19, 2003, among us and the parties named therein

4.4(4)*	Stock Restriction and Registration Rights Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

4.5(4)	Form of Common Stock Purchase Warrant

4.6(3)	Rights Agreement, dated as of November 12, 2004, between us and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Santarus, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

4.7(5)	First Amendment to Rights Agreement, dated as of April 19, 2006, between us and American Stock Transfer & Trust Company

4.8(6)	Warrant to Purchase Shares of Common Stock, dated February 3, 2006, issued by us to Kingsbridge Capital Limited

4.9(6)	Registration Rights Agreement, dated February 3, 2006, between us and Kingsbridge Capital Limited

10.1(7)	Amended and Restated Loan and Security Agreement, dated as of July 11, 2008, between us and Comerica Bank

10.2(7)	Amended and Restated LIBOR Addendum to Loan and Security Agreement, dated as of July 11, 2008, between us and Comerica Bank

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q of Santarus, Inc. for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 13, 2004.

(2)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on December 7, 2007.

(3)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on November 17, 2004.

(4)	Incorporated by reference to the Registration Statement on Form S-1 of Santarus, Inc. (Registration No. 333-111515), filed with the Securities and Exchange Commission on December 23, 2003, as amended.

(5)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on April 21, 2006.

(6)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on February 3, 2006.

(7)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on July 14, 2008.

*	Santarus, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which portions have been omitted and filed separately with the Securities and Exchange Commission.

†	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Santarus, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 3, 2008

/s/ Debra P. Crawford

Debra P. Crawford,
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)