Form 10-Q
period 2009-03-31
SANTARUS INC
filed 2009-05-07
CIK 1172480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes       ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☑ No
     The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of April 30, 2009 was 57,849,588.

SANTARUS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
 i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Santarus, Inc.
Condensed Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$47,153	$49,886
Short-term investments	656	2,151
Accounts receivable, net	14,332	13,366
Inventories, net	4,801	5,230
Prepaid expenses and other current assets	4,030	3,826

Total current assets	70,972	74,459

Long-term restricted cash	1,400	1,400
Long-term investments	4,261	4,250
Property and equipment, net	975	988
Intangible assets, net	10,875	11,250
Other assets	81	137

Total assets	$88,564	$92,484

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$49,038	$53,109
Allowance for product returns	10,918	10,251
Current portion of deferred revenue	4,647	7,365

Total current liabilities	64,603	70,725

Deferred revenue, less current portion	2,493	2,436
Long-term debt	10,000	10,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2009 and December 31, 2008; no shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at March 31, 2009 and December 31, 2008; 57,849,588 and 57,799,588 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	6	6
Additional paid-in capital	332,823	331,831
Accumulated other comprehensive income	2	2
Accumulated deficit	(321,363)	(322,516)

Total stockholders’ equity	11,468	9,323

Total liabilities and stockholders’ equity	$88,564	$92,484

See accompanying notes.

Santarus, Inc.
Condensed Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Product sales, net	$27,555	$19,415
Promotion revenue	4,539	1,583
License and royalty revenue	2,716	3,468

Total revenues	34,810	24,466
Costs and expenses:
Cost of product sales	1,880	1,695
License fees and royalties	1,827	2,729
Research and development	3,111	1,706
Selling, general and administrative	26,718	26,516

Total costs and expenses	33,536	32,646

Income (loss) from operations	1,274	(8,180)
Other income (expense):
Interest income	92	561
Interest expense	(113)	—

Total other income (expense)	(21)	561

Income (loss) before income taxes	1,253	(7,619)
Income tax expense	100	—

Net income (loss)	$1,153	$(7,619)

Net income (loss) per share:
Basic	$0.02	$(0.15)

Diluted	$0.02	$(0.15)

Weighted average shares outstanding used to calculate net income (loss) per share:
Basic	57,821,921	51,312,875
Diluted	58,229,931	51,312,875
     See accompanying notes.

Santarus, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Operating activities
Net income (loss)	$1,153	$(7,619)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	538	161
Unrealized gain on trading securities, net	(11)	—
Stock-based compensation	948	1,050
Changes in operating assets and liabilities:
Accounts receivable, net	(966)	(1,996)
Inventories, net	429	713
Prepaid expenses and other current assets	(204)	(148)
Other assets	—	4
Accounts payable and accrued liabilities	(4,071)	3,076
Allowance for product returns	667	1,215
Deferred revenue	(2,661)	(3,468)

Net cash used in operating activities	(4,178)	(7,012)

Investing activities
Purchase of short-term investments	(2,054)	(950)
Maturities of short-term investments	3,538	2,929
Long-term restricted cash	—	(400)
Purchases of property and equipment	(83)	(534)

Net cash provided by investing activities	1,401	1,045

Financing activities
Exercise of stock options	44	1

Net cash provided by financing activities	44	1

Decrease in cash and cash equivalents	(2,733)	(5,966)
Cash and cash equivalents at beginning of the period	49,886	58,382

Cash and cash equivalents at end of the period	$47,153	$52,416

See accompanying notes.

Santarus, Inc.
Notes to Condensed Financial Statements
(unaudited)
1. Organization and Business
     Santarus, Inc. (“Santarus” or the “Company”) is a specialty biopharmaceutical company focused on acquiring, developing and commercializing proprietary products that address the needs of patients treated by gastroenterologists or other targeted physicians. Santarus was incorporated on December 6, 1996 as a California corporation and did not commence significant business activities until late 1998. On July 9, 2002, the Company reincorporated in the State of Delaware.
2. Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles related to the preparation of interim financial statements and the rules and regulations of the U.S. Securities and Exchange Commission related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all information and disclosures required by GAAP for complete financial statements. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.
     Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any future periods. For further information, please see the financial statements and related disclosures included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
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
     Product Sales, Net. The Company received approval from the U.S. Food and Drug Administration (“FDA”) to market Zegerid® (omeprazole/sodium bicarbonate) Capsules in 2006 for the treatment of heartburn and other symptoms associated with gastroesophageal reflux disease (“GERD”), treatment and maintenance of healing of erosive esophagitis and treatment of duodenal and gastric ulcers. The Company received approval from the FDA to market Zegerid (omeprazole/sodium bicarbonate) Powder for Oral Suspension for these same indications in 2004. In addition, Zegerid Powder for Oral Suspension is approved for the reduction of risk of upper gastrointestinal bleeding in critically ill patients, and is currently the only proton pump inhibitor (“PPI”) product approved for this indication. The Company commercially launched Zegerid Capsules in early 2006 and launched Zegerid Powder for Oral Suspension 20 mg in late 2004 and the 40 mg dosage strength in early 2005.
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
     The Company’s allowance for product returns was $10.9 million as of March 31, 2009 and $10.3 million as of December 31, 2008. In order to provide a basis for estimating future product returns on sales to its customers at the time title transfers, the Company has been tracking its Zegerid products return history from the time of its first commercial product launch of Zegerid Powder for Oral Suspension 20 mg in late 2004, taking into consideration product expiration dating and estimated inventory levels in the distribution channel. The Company recognizes product sales at the time title passes to its customers, and the Company provides for an estimate of future product returns at that time based upon its historical product returns trends, analysis of product expiration dating and inventory levels in the distribution channel, and the other factors discussed above. There may be a significant time lag between the date the Company determines the estimated allowance and when it receives the product return and issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods.
     The Company’s allowance for rebates, chargebacks and other discounts was $34.3 million as of March 31, 2009 and $29.3 million as of December 31, 2008. These allowances reflect an estimate of the Company’s liability for rebates due to managed care organizations under specific contracts, rebates due to various governmental organizations under Medicaid and Medicare contracts and regulations, chargebacks due to various organizations purchasing the Company’s products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. The Company estimates its liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, the Company evaluates its outstanding contracts and applies the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, the Company projects the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicaid, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by the Company and/or its competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date the

Company determines the estimated allowance and when the Company makes the contractual payment or issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods. To date, actual results have not materially differed from the Company’s estimates.
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
4. Stock-Based Compensation
     For the three months ended March 31, 2009 and 2008, the Company recognized approximately $948,000 and $1.1 million of total stock-based compensation, respectively, in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”). As of March 31, 2009, total unrecognized compensation cost related to stock options and employee stock purchase plan rights was approximately $8.3 million, and the weighted average period over which it was expected to be recognized was 2.4 years. In March 2009, the Company granted options to purchase an aggregate of 2,558,370 shares of its common stock in connection with annual option grants to all eligible employees. These stock options vest over a four-year period from the date of grant. In addition, in March 2009, the Company granted options to purchase an aggregate of 192,000 shares of its common stock to non-employee directors of the Company, which vest over a one-year period from the date of grant.
5. Comprehensive Income (Loss)
     Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss), specifically unrealized gains and losses on securities available-for-sale. Comprehensive income (loss) consists of the following (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net income (loss)	$1,153	$(7,619)
Unrealized loss on investments	—	(201)

Comprehensive income (loss)	$1,153	$(7,820)

6. Net Income (Loss) Per Share
     The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share. Basic income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, preferred stock, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted income (loss) per share when their effect is dilutive. Potentially dilutive securities totaling 11.8 million shares and 10.8 million shares for the three months ended March 31, 2009 and 2008, respectively, were excluded from the calculation of diluted income (loss) per share because of their anti-dilutive effect.

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Net income (loss) (in thousands) )	$1,153	$(7,619)

Denominator:
Weighted average common shares outstanding	57,821,921	51,316,152
Weighted average unvested common shares subject to repurchase	—	(3,277)

Denominator for basic net income (loss) per share	57,821,921	51,312,875

Net effect of dilutive common stock equivalents	408,010	—

Denominator for diluted net income (loss) per share	58,229,931	51,312,875

Net income (loss) per share:
Basic	$0.02	$(0.15)

Diluted	$0.02	$(0.15)

7. Segment Reporting
     Management has determined that the Company operates in one business segment which is the acquisition, development and commercialization of pharmaceutical products.
8. Fair Value Measurements
     SFAS No. 157, Fair Value Measurements, establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
     The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at March 31, 2009 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$34,386	$—	$—	$34,386
U.S. government sponsored enterprise securities	—	14,823	—	14,823
Municipal debt obligations - auction rate securities	—	—	3,321	3,321
Auction rate securities rights	—	—	940	940

	$34,386	$14,823	$4,261	$53,470

     Level 3 assets held as of March 31, 2009 include municipal debt obligations with an auction rate reset mechanism issued by state municipalities. These auction rate securities (“ARS”) are AAA-rated debt instruments with long-term maturity dates ranging from 2034 to 2042 and interest rates that are reset at short-term intervals (every 28 days) through auctions. Due to conditions in the global credit markets, these securities, representing a par value of $4.3 million, had insufficient demand resulting in multiple failed auctions since early 2008. As a result, these affected securities are currently not liquid and the interest rates have been reset to predetermined higher rates. Due to the illiquid state of these investments, the Company has classified the balance of its ARS as long-term investments in the balance sheet as of March 31, 2009.

     In October 2008, the Company received an offer of Auction Rate Securities Rights (“ARS Rights”) from UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”), and in November 2008, the Company accepted the ARS Rights offer. The ARS Rights permit the Company to require UBS to purchase the Company’s ARS at par value at any time during the period of June 30, 2010 through July 2, 2012. If the Company does not exercise its ARS Rights, the ARS will continue to accrue interest as determined by the auction process, or if the auction fails, by the terms of the ARS. If the ARS Rights are not exercised before July 2, 2012 they will expire and UBS will have no further obligation to buy the Company’s ARS. UBS has the discretion to purchase or sell the Company’s ARS at any time without prior notice so long as the Company receives a payment at par upon any sale or disposition. UBS has agreed to only exercise its discretion to purchase or sell the Company’s ARS for the purpose of restructurings, dispositions or other solutions that will provide the Company with par value for its ARS. As a condition to accepting the offer of ARS Rights, the Company released UBS from all claims except claims for consequential damages relating to its marketing and sales of ARS. The Company also agreed not to serve as a class representative or receive benefits under any class action settlement or investor fund.
     Typically the fair value of ARS approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS at the maximum contractual rates, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS and its ARS Rights as of March 31, 2009. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the ARS and ARS Rights.
     In 2008, the Company elected to measure the ARS Rights under the fair value option of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115. Reflecting management’s intent to exercise its ARS Rights during the period of June 30, 2010 through July 2, 2012, the Company transferred its ARS from investments available-for-sale to trading securities in 2008. Changes in the fair values of the Company’s ARS and ARS Rights are recognized as an increase or decrease in interest income. The ARS Rights will continue to be measured at fair value utilizing Level 3 inputs until the earlier of their maturity or exercise.
     The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of March 31, 2009 (in thousands):

Three Months
Ended
March 31, 2009
Long-term investments:
Beginning balance	$4,250
Net unrealized gain included in net income	11

Ending balance as of March 31, 2009	$4,261

9. Balance Sheet Details
     Inventories, net consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Raw materials	$1,372	$977
Finished goods	3,648	4,561

	5,020	5,538
Allowance for excess and obsolete inventory	(219)	(308)

	$4,801	$5,230

     Inventories are stated at the lower of cost (FIFO) or market and consist of finished goods and raw materials used in the manufacture of the Company’s Zegerid Capsules and Zegerid Powder for Oral Suspension products. Also included in inventories are product samples of Glumetza ® (metformin hydrochloride extended release tablets) which the Company purchases from Depomed, Inc. (“Depomed”) under its promotion agreement. The Company provides reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and on firm purchase commitments, compared to forecasts of future sales.
     Accounts payable and accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Accounts payable	$4,481	$6,102
Accrued compensation and benefits	4,584	6,862
Accrued rebates	31,377	26,034
Accrued license fees and royalties	1,395	4,038
Accrued research and development expenses	666	4,126
Other accrued liabilities	6,535	5,947

	$49,038	$53,109

10. Long-Term Debt
     On July 11, 2008, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Comerica Bank (“Comerica”). The Amended Loan Agreement amends and restates the terms of the original Loan and Security Agreement entered into between the Company and Comerica in July 2006. In December 2008, the Company drew down $10.0 million under the Amended Loan Agreement. The credit facility under the Amended Loan Agreement consists of a revolving line of credit, pursuant to which the Company may request advances in an aggregate outstanding amount not to exceed $25.0 million. Under the Amended Loan Agreement, the revolving loan bears interest, as selected by the Company, at either the variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” plus 0.50% or the LIBOR rate (as computed in the Amended and Restated LIBOR Addendum to the Amended Loan Agreement) plus 3.00%. The Company has selected the “prime rate” plus 0.50% interest rate option, which as of March 31, 2009 was 3.75%. Interest payments on advances made under the Amended Loan Agreement are due and payable in arrears on the first calendar day of each month during the term of the Amended Loan Agreement. Amounts borrowed under the Amended Loan Agreement may be repaid and re-borrowed at any time prior to July 11, 2011. There is a non-refundable unused commitment fee equal to 0.50% per annum on the difference between the amount of the revolving line and the average daily balance outstanding thereunder during the term of the Amended Loan Agreement, payable quarterly in arrears. The Amended Loan Agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the Amended Loan Agreement.
     Amounts borrowed under the Amended Loan Agreement are secured by substantially all of the Company’s personal property, excluding intellectual property. Under the Amended Loan Agreement, the Company is subject to certain affirmative and negative covenants, including limitations on the Company’s ability to: undergo certain change of control events; convey, sell, lease, license, transfer or otherwise dispose of assets; create, incur, assume, guarantee or be liable with respect to certain indebtedness; grant liens; pay dividends and make certain other restricted payments; and make investments. In addition, under the Amended Loan Agreement the Company is required to maintain a cash balance with Comerica in an amount of not less than $4.0 million and to maintain any other cash balances with either Comerica or another financial institution covered by a control agreement for the benefit of Comerica. The Company is also subject to specified financial covenants with respect to a minimum liquidity ratio and, in specified limited circumstances, minimum EBITDA requirements as defined in the Amended Loan Agreement. The Company has currently met all of its obligations under the Amended Loan Agreement.
11. Contingencies
     In September 2007, the Company filed a lawsuit in the United States District Court for the District of Delaware against Par Pharmaceutical, Inc. (“Par”) for infringement of U.S. Patent Nos. 6,645,988; 6,489,346; and 6,699,885, each of which is listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”) for Zegerid Capsules. In December 2007, the Company filed a second lawsuit in the United States District Court for the District of Delaware against Par for infringement of U.S. Patent Nos. 6,645,988; 6,489,346; 6,699,885; and 6,780,882, each of which is listed in the Orange Book for Zegerid Powder for Oral Suspension. The University of Missouri, licensor of the patents, is a co-plaintiff in the litigation, and both lawsuits have been consolidated for all purposes. The lawsuits are in response to

Abbreviated New Drug Applications (“ANDAs”) filed by Par with the FDA regarding Par’s intent to market generic versions of the Company’s Zegerid Capsules and Zegerid Powder for Oral Suspension products prior to the July 2016 expiration of the asserted patents. Each complaint seeks a judgment that Par has infringed the asserted patents and that the effective date of approval of Par’s ANDA shall not be earlier than the expiration date of the asserted patents. Par has filed answers in each case, primarily asserting non-infringement, invalidity and/or unenforceability. Par has also filed counterclaims seeking a declaration in its favor on those issues. On July 15, 2008, the U.S. Patent and Trademark Office (“PTO”) issued U.S. Patent No. 7,399,772 (the “‘772 patent”), which is now listed in the Orange Book for both Zegerid Capsules and Zegerid Powder for Oral Suspension. In October 2008, the Company amended its complaint to add the ‘772 patent to the pending litigation with Par. A claim construction (“Markman”) hearing was held in November 2008. Following the Markman hearing, the court adopted all of the claim constructions the Company and the University of Missouri proposed. Trial is currently scheduled for July 2009.
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
     Although the Company intends to vigorously defend and enforce its patent rights, the Company is not able to predict the outcome of the litigation. Any adverse outcome in this litigation could result in one or more generic versions of Zegerid Capsules and/or Zegerid Powder for Oral Suspension being launched before the expiration of the listed patents in July 2016, which could adversely affect the Company’s ability to successfully execute its business strategy to maximize the value of Zegerid Capsules and Zegerid Powder for Oral Suspension and would negatively impact the Company’s financial condition and results of operations, including causing a significant decrease in our revenues and cash flows. An adverse outcome may also impact the patent protection for the products being commercialized pursuant to the Company’s strategic alliances with GlaxoSmithKline plc and Schering-Plough Healthcare Products, Inc. which in turn may impact the amount of, or the Company’s ability to receive, milestone payments and royalties under those agreements. In addition, even if the Company prevails, the litigation will be costly, time-consuming and distracting to management, which could have a material adverse effect on the Company’s business.
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
12. Accounting Pronouncements
Adoption of Recent Accounting Pronouncements
     In November 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF Issue

No. 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. The adoption of EITF Issue No. 07-1 did not have a material impact on the Company’s financial statements.
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and liabilities assumed in a business combination, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This statement is effective for the Company with respect to business combination transactions for which the acquisition date is after December 31, 2008. The adoption of SFAS No. 141(R) did not have a material impact on the Company’s financial statements.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (an amendment of Accounting Research Bulletin, or ARB, No. 51). SFAS No. 160 requires that noncontrolling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. This statement is effective for fiscal years beginning after December 31, 2008, and shall be applied prospectively. However, the presentation and disclosure requirements of SFAS No. 160 are required to be applied retrospectively for all periods presented. The retrospective presentation and disclosure requirements of this statement will be applied to any prior periods presented in financial statements for the fiscal year ending December 31, 2009, and later periods during which we have a consolidated subsidiary with a noncontrolling interest. As of March 31, 2009, the Company does not have any consolidated subsidiaries in which there is a noncontrolling interest.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” The interim condensed financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2008 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2008.
Overview
     We are a specialty biopharmaceutical company focused on acquiring, developing and commercializing proprietary products that address the needs of patients treated by gastroenterologists and other targeted physicians.
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
     We are developing two product candidates targeting lower GI conditions under the terms of a strategic collaboration that we entered into with Cosmo Technologies Limited, or Cosmo, in December 2008. The product candidates utilize Cosmo’s patented MMX ® technology, which is a proprietary multi-matrix system that is designed to result in the controlled release and homogeneous distribution of a drug substance throughout the length of the colon. The goal of the MMX technology is to improve efficacy while reducing side effects by minimizing systemic absorption. Budesonide MMX is an oral corticosteroid and is currently being investigated in two phase III clinical trials for the induction of remission of mild or moderate active ulcerative colitis. Rifamycin SV MMX is a broad spectrum, semi-synthetic antibiotic and has been investigated in a phase II clinical program for traveler’s diarrhea. Under the strategic collaboration, we were granted exclusive rights to develop and commercialize these product candidates in the U.S.
     In addition, in January 2009, we submitted a new drug application, or NDA, to the FDA, which NDA was accepted for filing in April 2009, for a new tablet formulation to add to our Zegerid family of prescription products. The new formulation is an immediate-release tablet that combines omeprazole with a mix of buffers.
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
     Our allowance for product returns was $10.9 million as of March 31, 2009 and $10.3 million as of December 31, 2008. In order to provide a basis for estimating future product returns on sales to our customers at the time title transfers, we have been tracking our Zegerid products return history from the time of our first commercial product launch of Zegerid Powder for Oral Suspension 20 mg in late 2004, taking into consideration product expiration dating and estimated inventory levels in the distribution channel. We recognize product sales at the time title passes to our customers, and we provide for an estimate of future product returns at that time based upon our historical product returns trends, our analysis of product expiration dating and estimated inventory levels in the distribution channel, and the other factors discussed above. There may be a significant time lag between the date we determine the estimated allowance and when we receive the product return and issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods.
     Our allowance for rebates, chargebacks and other discounts was $34.3 million as of March 31, 2009 and $29.3 million as of December 31, 2008. These allowances reflect an estimate of our liability for rebates due to managed care organizations under specific contracts, rebates due to various governmental organizations under Medicaid and Medicare contracts and regulations, chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. We estimate our liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, we evaluate our outstanding contracts and apply the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, we project the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicaid, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by us and/or our competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date we determine the estimated allowance and when we make the contractual payment or issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods. To date, actual results have not materially differed from our estimates.
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
Stock-Based Compensation
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123(R), using the modified prospective transition method. Under this transition method, compensation cost recognized for the three months ended March 31, 2009 and 2008 included (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.
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
     For options granted prior to January 1, 2006, we amortized the fair value on an accelerated basis. For options granted after January 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service period of the awards, which is generally the vesting period ranging from one to four years. Pre-vesting forfeitures were estimated to be approximately 0% for the three months ended March 31, 2009 and 2008 as the majority of options granted contain monthly vesting terms. In 2008, certain stock options were granted to employees at or above the vice president level that vest upon the attainment of specific financial performance targets. The measurement date of stock options containing performance-based vesting is the date the stock option grant is authorized and the specific performance goals are communicated. Compensation expense is recognized based on the probability that the performance criteria will be met. The recognition of compensation expense associated with performance-based vesting requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. The continued assessment of probability may result in additional expense recognition or expense reversal depending on the level of achievement of the performance goals. We have not recorded any compensation expense related to performance-based awards for the three months ended March 31, 2009.
     The following table includes stock-based compensation recognized in accordance with SFAS No. 123(R) in our condensed statements of operations (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Cost of product sales	$19	$27
Research and development	118	109
Selling, general and administrative	811	914

Total	$948	$1,050

     As of March 31, 2009, total unrecognized compensation cost related to stock options was approximately $8.3 million, and the weighted average period over which it was expected to be recognized was 2.4 years.
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
Results of Operations
Comparison of Three Months Ended March 31, 2009 and 2008
     Product Sales, Net. Product sales, net were $27.6 million for the three months ended March 31, 2009 and $19.4 million for the three months ended March 31, 2008 and consisted of sales of Zegerid Capsules and Zegerid Powder for Oral Suspension. The $8.2 million increase in product sales, net was primarily attributable to an increase in the sales volume of Zegerid Capsules as well as increased average selling prices. For the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, the amount of rebates, chargebacks and other discounts has grown primarily as a result of increased sales of our Zegerid products and increased utilization under contracts with various managed care organizations and governmental organizations relating to Medicaid and Medicare.
     Promotion Revenue. Promotion revenue was $4.5 million for the three months ended March 31, 2009 and $1.6 million for the three months ended March 31, 2008. For the three months ended March 31, 2009, promotion revenue was comprised primarily of fees earned under our promotion agreement with Depomed related to our promotion of the Glumetza products. For the three months ended March 31, 2008, promotion revenue was comprised of co-promotion fees earned under our agreements with Victory Pharma, Inc., or Victory, pursuant to which we co-promoted Naprelan® (naproxen sodium) Controlled Release Tablets and with C.B. Fleet Company, Incorporated, or Fleet, pursuant to which we co-promoted the Fleet ® Phospho-soda® EZ-Prep™ Bowel Cleansing System. In July 2008, we and Victory mutually agreed to terminate our co-promotion agreement previously entered into in June 2007. We ceased all promotional efforts under the agreement as of September 30, 2008. We entered into our co-promotion agreement with Fleet in August 2007, which was subsequently amended in May 2008. Effective as of October 1, 2008, our co-promotion agreement with Fleet expired in accordance with its terms.
     License and Royalty Revenue. License and royalty revenue was $2.7 million for the three months ended March 31, 2009 and $3.5 million for the three months ended March 31, 2008. Significant components of our license and royalty revenue are described below:
•	In November 2006, we received a nonrefundable $15.0 million upfront license fee in connection with our license agreement with Schering-Plough. The $15.0 million upfront payment is being amortized to revenue on a straight-line basis over a 37-month period through the end of 2009, which represents the estimated period during which we have significant responsibilities under the agreement.

•	In December 2007, we received a nonrefundable $11.5 million upfront payment in connection with our license and distribution agreements with GSK. To support GSK’s initial launch costs, we agreed to waive the first $2.5 million of aggregate royalties payable under the agreements. Of the total $11.5 million upfront payment, the $2.5 million in waived royalty obligations was recorded as deferred revenue and is being recognized as revenue as the royalties are earned. The remaining $9.0 million was also recorded as deferred revenue and is being amortized to revenue on a straight-line basis over an 18-month period, which represents the estimated period we are obligated to supply Zegerid products to GSK for sale in Puerto Rico and the U.S. Virgin Islands under the distribution agreement.

•	In October 2004, we received a nonrefundable $15.0 million upfront payment in connection with our non-exclusive agreement with Otsuka America Pharmaceutical Inc., or Otsuka America, under which Otsuka America had been co-promoting Zegerid Capsules and Zegerid Powder for Oral Suspension. The $15.0 million upfront payment was being amortized to revenue on a straight-line basis over the 63-month contractual term through the end of 2009. On May 28, 2008, we agreed to terminate the co-promotion agreement effective as of June 30, 2008 and amortized the remaining balance of the $15.0 million up-front payment.
     Cost of Product Sales. Cost of product sales was $1.9 million for the three months ended March 31, 2009 and $1.7 million for the three months ended March 31, 2008, or approximately 7% and 9% of net product sales, respectively. Cost of product sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Zegerid products. Cost of product sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales. The decrease in our cost of product sales as a percentage of net product sales was primarily attributable to increased average selling prices. Additionally, the decrease in our cost of product sales as a percentage of net product sales was attributable to certain fixed costs being applied to increased sales volumes.
     License Fees and Royalties. License fees and royalties were $1.8 million for the three months ended March 31, 2009 and $2.7 million for the three months ended March 31, 2008. For both periods, license fees and royalties included royalties due to the University of Missouri based upon our net product sales as well as products sold by GSK under our license and distribution agreements. For the three months ended March 31, 2009, license fees and royalties also included license fee amortization from the $12.0 million upfront fee paid to Depomed under our promotion agreement entered into in July 2008. The $12.0 million upfront fee has been capitalized and is being amortized to license fee expense over the estimated useful life of the asset on a straight-line basis through mid-2016. For the three months ended March 31, 2008, license fees and royalties also included royalties due to Otsuka America under our co-promotion agreement based upon our net product sales. Following the termination of our co-promotion agreement effective as of June 30, 2008, we are no longer obligated to pay royalties to Otsuka America.
     Research and Development. Research and development expenses were $3.1 million for the three months ended March 31, 2009 and $1.7 million for the three months ended March 31, 2008. The $1.4 million increase in our research and development expenses was primarily attributable to our strategic collaboration with Cosmo entered into in December 2008. We are responsible for one-half of the total out-of-pocket costs associated with the two ongoing multi-center budesonide MMX phase III clinical trials and for all of the out-of-pocket costs for the planned rifamycin SV MMX phase III U.S. registration trial. In addition to the costs associated with our strategic collaboration with Cosmo, the increase in our research and development expenses was attributable to payment of the user fee associated with the submission of our 505(b)(2) NDA to the FDA for a new tablet formulation we intend to add to our Zegerid family of branded prescription pharmaceutical products.
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

     Selling, General and Administrative. Selling, general and administrative expenses were $26.7 million for the three months ended March 31, 2009 and $26.5 million for the three months ended March 31, 2008. The $202,000 increase in our selling, general and administrative expenses was primarily attributable to an increase in legal fees primarily due to the patent infringement litigation against Par Pharmaceutical, Inc., or Par, costs associated with the advertising and promotion of the Glumetza products and increased compensation and health insurance costs. These increases in our selling, general and administrative expenses were offset in part by a decrease in costs associated with advertising and promotional activities related to our Zegerid products.
     Interest Income. Interest income was $92,000 for the three months ended March 31, 2009 and $561,000 for the three months ended March 31, 2008. The $469,000 decrease in interest income was primarily attributable to a lower rate of return on our cash, cash equivalents and short-term investments and lower average cash balances.
     Interest Expense. Interest expense was $113,000 for the three months ended March 31, 2009 and was comprised of interest due in connection with our revolving credit facility with Comerica Bank, or Comerica.
     Income Tax Expense. Income tax expense was $100,000 for the three months ended March 31, 2009, and there was no income tax expense for the three months ended March 31, 2008. We generated pre-tax income for the three months ended March 31, 2009 as compared to a pre-tax loss for the three months ended March 31, 2008.
Liquidity and Capital Resources
     As of March 31, 2009, cash, cash equivalents and short-term investments were $47.8 million, compared to $52.0 million as of December 31, 2008, a decrease of $4.2 million. This net decrease resulted primarily from decreases in accounts payable and accrued liabilities related to payment of our $2.5 million one-time sales milestone to the University of Missouri, as well as payments of $3.9 million in research and development expenses reimbursable to Cosmo and annual corporate bonuses accrued in 2008.
     Net cash used in operating activities was $4.2 million for the three months ended March 31, 2009 and $7.0 million for the three months ended March 31, 2008. The primary use of cash resulted from our net income (loss) for these periods, adjusted for non-cash expenses, including $948,000 for the three months ended March 31, 2009 and $1.1 million for the three months ended March 31, 2008 in stock-based compensation and changes in operating assets and liabilities. Significant working capital uses of cash for the three months ended March 31, 2009 included decreases in accounts payable and accrued liabilities and decreases in deferred revenue. Significant working capital uses of cash for the three months ended March 31, 2008 included decreases in deferred revenue and increases in accounts receivable, offset in part by an increase in the allowance for product returns and increases in accounts payable and accrued liabilities primarily driven by an increase in accrued rebates.
     Net cash provided by investing activities was $1.4 million for the three months ended March 31, 2009 and $1.0 million for the three months ended March 31, 2008. These activities consisted of purchases and maturities of short-term investments and purchases of property and equipment. Additionally, net cash provided by investing activities in the three months ended March 31, 2008 was offset in part by an increase in long-term restricted cash in conjunction with a letter of credit agreement required by our facilities sublease agreement related to the relocation of our primary office facility.
     Net cash provided by financing activities was $44,000 for the three months ended March 31, 2009 and $1,000 for the three months ended March 31, 2008 consisting of proceeds from the exercise of stock options.
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

     We currently rely on Norwich Pharmaceuticals, Inc. as our manufacturer of Zegerid Capsules and Patheon, Inc. as our manufacturer of Zegerid Powder for Oral Suspension. We also purchase commercial quantities of omeprazole, an active ingredient in our Zegerid products, from Union Quimico Farmaceutica, S.A. At March 31, 2009, we had finished goods and raw materials inventory purchase commitments of approximately $3.4 million.
     The following summarizes our long-term contractual obligations as of March 31, 2009, excluding potential sales-based royalty obligations and milestone payments under our agreements with the University of Missouri, Depomed and Cosmo which are described below:

	Payments Due by Period
		Less than
		One Year
		(Remainder	One to	Four to
	Total	of 2009)	Three Years	Five Years	Thereafter
Contractual Obligations	(in thousands)
Operating leases	$5,587	$1,543	$3,964	$80	$—
Other long-term contractual obligations	170	—	170	—	—

Total	$5,757	$1,543	$4,134	$80	$—

     Under our exclusive worldwide license agreement with the University of Missouri entered into in January 2001, we are required to make milestone payments to the University of Missouri upon initial commercial sale in specified territories outside the U.S., which may total up to $3.5 million in the aggregate. We are also required to make milestone payments based on first-time achievement of significant sales thresholds, up to a maximum of $83.8 million, which includes sales by us, GSK and Schering-Plough. We are also obligated to pay royalties on net sales of our products and any products commercialized by GSK under our license and distribution agreements and Schering-Plough under our OTC license agreement.
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
     Under our license agreement, stock issuance agreement and registration rights agreement with Cosmo entered into in December 2008, Cosmo is entitled to receive up to a total of $9.0 million in clinical and regulatory milestones for the initial indications for the licensed products, up to $6.0 million in clinical and regulatory milestones for a second indication for rifamycin SV MMX and up to $57.5 million in commercial milestones. The milestones may be paid in cash or through issuance of additional shares of our common stock, at Cosmo’s option, subject to certain limitations. We will pay tiered royalties to Cosmo ranging from 12% to 14% on net sales of any licensed products we sell. We will be responsible for one-half of the total out-of-pocket costs associated with the two ongoing budesonide MMX multi-center phase III clinical trials and for all of the out-of-pocket costs for the planned rifamycin SV MMX phase III U.S. registration trial.
     The amount and timing of cash requirements will depend on market acceptance of Zegerid Capsules and Zegerid Powder for Oral Suspension, the Glumetza products and any other products that we may market in the future, the success of our strategic alliances, the resources we devote to researching, developing, formulating, manufacturing, commercializing and supporting our products, and our ability to enter into third-party collaborations.
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
     In November 2008, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective in December 2008. The universal shelf registration statement replaced our previous universal shelf registration statement that expired in December 2008. The universal shelf registration statement may permit us, from time to time, to offer and sell up to an additional approximately $75.0 million of equity or debt securities. However, there can be no assurance that we will be able to complete any such offerings of securities. Factors influencing the availability of additional financing include the progress of our commercial and development activities, investor perception of our prospects and the general condition of the financial markets, among others.
     In July 2006, we entered into our loan agreement with Comerica, which was subsequently amended in July 2008, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $25.0 million. In December 2008, we drew down $10.0 million under the loan agreement. The revolving loan bears interest at a variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” plus 0.50%, which as of March 31, 2009 was 3.75%. Interest payments on advances made under the loan agreement are due and payable in arrears on the first calendar day of each month during the term of the loan agreement. Amounts borrowed under the loan agreement may be repaid and re-borrowed at any time prior to July 11, 2011. There is a non-refundable unused commitment fee equal to 0.50% per annum on the difference between the amount of the revolving line and the average daily balance outstanding thereunder during the term of the loan agreement, payable quarterly in arrears. The loan agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the loan agreement.
     Amounts borrowed under the loan agreement are secured by substantially all of our personal property, excluding intellectual property. Under the loan agreement, we are subject to certain affirmative and negative covenants, including limitations on our ability to: undergo certain change of control events; convey, sell, lease, license, transfer or otherwise dispose of assets; create, incur, assume, guarantee or be liable with respect to certain indebtedness; grant liens; pay dividends and make certain other restricted payments; and make investments. In addition, under the loan agreement, we are required to maintain a cash balance with Comerica in an amount of not less than $4.0 million and to maintain any other cash balances with either Comerica or another financial institution covered by a control agreement for the benefit of Comerica. We are also subject to specified financial covenants with respect to a minimum liquidity ratio and, in specified limited circumstances, minimum EBITDA requirements. We have currently met all of our obligations under the loan agreement.
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
     As of March 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Accounting Pronouncements
Adoption of Recent Accounting Pronouncements
     In November 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. The adoption of EITF Issue No. 07-1 did not have a material impact on our financial statements.
     In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and liabilities assumed in a business combination, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This statement is effective for us with respect to business combination transactions for which the acquisition date is after December 31, 2008. The adoption of SFAS No. 141(R) did not have a material impact on our financial statements.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (an amendment of Accounting Research Bulletin, or ARB, No. 51). SFAS No. 160 requires that noncontrolling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. This statement is effective for fiscal years beginning after December 31, 2008, and shall be applied prospectively. However, the presentation and disclosure requirements of SFAS No. 160 are required to be applied retrospectively for all periods presented. The retrospective presentation and disclosure requirements of this statement will be applied to any prior periods presented in financial statements for the fiscal year ending December 31, 2009, and later periods during which we have a consolidated subsidiary with a noncontrolling interest. As of March 31, 2009, we do not have any consolidated subsidiaries in which there is a noncontrolling interest.

Caution on Forward-Looking Statements
     Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance that are not historical facts are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to increase market demand for, and sales of, our Zegerid® and Glumetza® products; the scope and validity of patent protection for our products, including the outcome and duration of our patent infringement lawsuit against Par Pharmaceutical, Inc., and our ability to commercialize products without infringing the patent rights of others; whether we are successful in generating revenue under our strategic alliances, including our over-the-counter, or OTC, license agreement with Schering-Plough Healthcare Products, Inc., or Schering-Plough, and our license and distribution agreements with Glaxo Group Limited, an affiliate of GlaxoSmithKline plc; Schering-Plough’s ability to address issues in the U.S. Food and Drug Administration’s, or FDA’s, complete response letter for its Zegerid brand OTC product and whether the FDA ultimately approves Schering-Plough’s new drug application, or NDA, in a timely manner or at all; our ability to successfully develop (including successful completion of the ongoing and planned phase III clinical trials) and obtain regulatory approval for our budesonide MMX® and rifamycin SV MMX product candidates in a timely manner or at all; whether the FDA completes its review and approves the NDA for the new tablet formulation of our Zegerid products in a timely manner or at all; adverse side effects or inadequate therapeutic efficacy of our products or products we promote that could result in product recalls, market withdrawals or product liability claims; competition from other pharmaceutical or biotechnology companies and evolving market dynamics, including the impact of currently available generic prescription and OTC proton pump inhibitor, or PPI, products and the introduction of additional generic or branded PPI products; our ability to further diversify our sources of revenue and product portfolio; other difficulties or delays relating to the development, testing, manufacturing and marketing of, and obtaining and maintaining regulatory approvals for, our and our strategic partners’ products; fluctuations in quarterly and annual results; our ability to obtain additional financing as needed to support our operations or future product acquisitions; the impact of the recent turmoil in the financial markets; and other risks detailed below under Part II — Item 1A — Risk Factors.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Under the terms of our loan agreement with Comerica Bank, or Comerica, the interest rate applicable to any amounts borrowed by us under the credit facility will be, at our election, indexed to either Comerica’s prime rate or the LIBOR rate. If we elect Comerica’s prime rate for all or any portion of our borrowings, the interest rate will be variable, which would expose us to the risk of increased interest expense if interest rates rise. If we elect the LIBOR rate for all or any portion of our borrowings, such LIBOR rate will remain fixed only for a specified, limited period of time after the date of our election, after which we will be required to repay the borrowed amount, or elect a new interest rate indexed to either Comerica’s prime rate or the LIBOR rate. The new rate may be higher than the earlier interest rate applicable under the loan agreement. As of March 31, 2009, the balance outstanding under the credit facility was $10.0 million, and we had elected the “prime rate” plus 0.50% interest rate option, which was 3.75% as of March 31, 2009. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 1% increase or decrease in the interest rate under the loan agreement would not materially affect our interest expense at our current level of borrowing.
     In addition to market risk related to our loan agreement with Comerica, we are exposed to market risk primarily in the area of changes in U.S. interest rates and conditions in the credit markets, particularly because the majority of our investments are in short-term marketable securities. We do not have any material foreign currency or other derivative financial instruments. Our short-term investment securities have consisted of corporate debt securities and government agency securities which are classified as available-for-sale and therefore reported on the balance sheet at estimated market value. As of March 31, 2009, our long-term investments included AAA-rated auction rate securities, or ARS, issued by state municipalities. Our ARS are debt instruments with a long-term maturity and an interest rate that is reset in short-term intervals through auctions. The conditions in the global credit markets have prevented many investors from liquidating their holdings of ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.
     Due to conditions in the global credit markets, our ARS, representing a par value of approximately $4.3 million, had insufficient demand resulting in multiple failed auctions since early 2008. As a result, these affected securities are currently not liquid and the interest rates have been reset to predetermined higher rates.
     In October 2008, we received an offer of Auction Rate Securities Rights, or ARS Rights, from our investment provider, UBS Financial Services, Inc., a subsidiary of UBS AG, or UBS. In November 2008, we accepted the ARS Rights offer. The ARS Rights permit us to require UBS to purchase our ARS at par value at any time during the period of June 30, 2010 through July 2, 2012. If we do not exercise our ARS Rights, the ARS will continue to accrue interest as determined by the auction process or, if the auction fails, by the terms of the ARS. If the ARS Rights are not exercised before July 2, 2012 they will expire and UBS will have no further obligation to buy our ARS. UBS has the discretion to purchase or sell our ARS at any time without prior notice so long as we receive a payment at par upon any sale or disposition. UBS will only exercise its discretion to purchase or sell our ARS for the purpose of restructurings, dispositions or other solutions that will provide us with par value for our ARS. As a condition to accepting the offer of ARS Rights, we released UBS from all claims except claims for consequential damages relating to its marketing and sales of ARS. We also agreed not to serve as a class representative or receive benefits under any class action settlement or investor fund.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In September 2007, we filed a lawsuit in the United States District Court for the District of Delaware against Par Pharmaceutical, Inc., or Par, for infringement of U.S. Patent Nos. 6,645,988; 6,489,346; and 6,699,885, each of which is listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, for Zegerid Capsules. In December 2007, we filed a second lawsuit in the United States District Court for the District of Delaware against Par for infringement of U.S. Patent Nos. 6,645,988; 6,489,346; 6,699,885; and 6,780,882, each of which is listed in the Orange Book for Zegerid Powder for Oral Suspension. The University of Missouri, licensor of the patents, is a co-plaintiff in the litigation, and both lawsuits have been consolidated for all purposes. The lawsuits are in response to abbreviated new drug applications, or ANDAs, filed by Par with the U.S. Food and Drug Administration, or FDA, regarding Par’s intent to market generic versions of our Zegerid Capsules and Zegerid Powder for Oral Suspension products prior to the July 2016 expiration of the asserted patents. Each complaint seeks a judgment that Par has infringed the asserted patents and that the effective date of approval of Par’s ANDA shall not be earlier than the expiration date of the asserted patents. Par has filed answers in each case, primarily asserting non-infringement, invalidity and/or unenforceability. Par has also filed counterclaims seeking a declaration in its favor on those issues. On July 15, 2008, the U.S. Patent and Trademark Office, or PTO, issued U.S. Patent No. 7,399,772, or the ‘772 patent, which is now listed in the Orange Book for both Zegerid Capsules and Zegerid Powder for Oral Suspension. In October 2008, we amended our complaint to add the ‘772 patent to the pending litigation with Par. A claim construction, or “Markman,” hearing was held in November 2008. Following the Markman hearing, the court adopted all of the claim constructions we and the University of Missouri proposed. Trial is currently scheduled for July 2009.
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
     Santaris Pharma A/S has filed a Request for Revocation against our European Union, or EU, registration for the mark Santarus® on the basis of non-use. This Request for Revocation was filed in response to our filing of an opposition against the EU application for the mark Santaris Pharma™. These proceedings are pending and any adverse decision may negatively impact our right to use our Santarus® mark in the EU.

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
     In July 2008, we entered into a promotion agreement with Depomed, Inc., or Depomed, pursuant to which we agreed to promote Depomed’s Glumetza prescription products in the U.S. Under the terms of the promotion agreement, Depomed pays us a fee ranging from 75% to 80% of the gross margin earned from all net sales of Glumetza products in the U.S., with gross margin defined as net sales less cost of goods including product-related fees paid by Depomed to Biovail Laboratories International SRL. We paid Depomed a $12.0 million upfront fee, and based on the achievement of specified levels of annual Glumetza net product sales, we may be required to pay Depomed one-time sales milestones, totaling up to $16.0 million in aggregate. We are also responsible for all costs associated with our sales force and for all other sales and marketing-related expenses associated with our promotion of Glumetza products. We began promotion of Glumetza products in October 2008.
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
     Under these agreements, we depend on the efforts of GSK and Schering-Plough, and we have limited control over their commercialization efforts. For example, GSK and Schering-Plough may not commercialize products as fast as we would like or as fast as the market may expect and may not generate the level of sales that we would like. GSK is currently distributing and selling our Zegerid prescription products in Puerto Rico and the U.S. Virgin Islands and is working to prepare the filings necessary to obtain marketing approval authorization in various countries covered by the license agreement, and we cannot be certain that GSK will be successful in those efforts. In January 2009, Schering-Plough received a complete response letter from the U.S. Food and Drug Administration, or FDA, which outlined questions that the FDA identified during its review of Schering-Plough’s new drug application, or NDA, for its first product under the license agreement. We are in regular communications with Schering-Plough, who continues to work closely with the FDA to define the nature and content of the response to the FDA. We believe that the response will be based on further analysis of existing data. We cannot be certain that Schering-Plough will ultimately receive FDA approval for a licensed product in a timely manner or at all. In addition, Citizen Petitions raising certain concerns, including concerns related to the potential approval and labeling of Schering-Plough’s proposed Zegerid brand OTC product, were recently submitted to the FDA by The Proctor & Gamble Company. The Citizen Petitions are currently being reviewed by the FDA and we cannot be certain about the impact, if any, that the Citizen Petitions will have on Schering-Plough’s development efforts.
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
     In addition, Schering-Plough recently announced a definitive merger agreement under which Schering-Plough will combine with Merck & Co., Inc., or Merck. The transaction has been approved by the boards of directors of Schering-Plough and Merck. The transaction is still subject to approval by Schering-Plough and Merck shareholders and the satisfaction of customary closing conditions and regulatory approvals. Schering-Plough and Merck have announced that they expect to complete the transaction in the fourth quarter of 2009. We cannot be certain that the transaction will ultimately be completed and we cannot predict the effect, if any, the merger will have on our strategic alliance with Schering-Plough.
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
     With regard to budesonide MMX, Cosmo is conducting two multicenter phase III clinical trials to evaluate the product candidate for the induction of remission in patients with mild or moderate active ulcerative colitis in North America and Europe, both of which are intended to support U.S. regulatory approval. We are responsible for overseeing the phase III U.S. registration trial. Assuming timely enrollment, we currently anticipate that we will have preliminary results from the phase III clinical program, excluding the safety extension trial, during the first half of 2010. Assuming successful and timely completion of the phase III clinical program and safety extension trial, we plan to submit an NDA for budesonide MMX to the FDA in 2011.
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
     In January 2009, we submitted a 505(b)(2) NDA for a new tablet formulation of our Zegerid prescription products, which NDA was accepted for filing by the FDA in April 2009. Pursuant to Prescription Drug User Fee Act, or PDUFA, guidelines, we expect the FDA will complete its review or otherwise respond to the NDA by December 4, 2009. As part of its review, the FDA may request additional information from us, including data from additional clinical trials. Ultimately, the FDA may not approve the tablet product in a timely manner or at all. Any failure to obtain FDA approval or delay associated with the FDA’s review process would adversely impact our ability to commercialize this product, which in turn could adversely impact our business, financial condition and results of operations.

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
     Our Zegerid prescription products compete with many other products, including:
•	branded PPI prescription products (such as Nexium®, Prevacid®, Aciphex®, Protonix® and Kapidex™);

•	generic PPI prescription products (such as delayed-release omeprazole and delayed-release pantoprazole);

•	OTC PPI products (such as Prilosec OTC® and store-brand versions); and

•	other prescription and/or OTC acid-reducing agents (such as histamine-2 receptor antagonists and antacids).
     In addition, various companies are developing new products that may compete with our Zegerid prescription and OTC products in the future, including new PPIs, motility agents, reversible acid inhibitors, cytoprotective compounds and products that act on the lower esophageal sphincter, or LES. For example, Novartis AG has announced that it is developing an OTC version of Takeda’s Prevacid prescription PPI product.

     Similarly, the Glumetza prescription products compete with many other products, including:
•	other branded immediate-release and extended-release metformin products (such as Fortamet®, Glucophage® and Glucophage XR®);

•	generic immediate-release and extended-release metformin products; and

•	other prescription diabetes treatments.
     We or our strategic partners may also face competition for our products from lower priced products from foreign countries that have placed price controls on pharmaceutical products. Proposed federal legislative changes may expand consumers’ ability to import lower priced versions of our products and competing products from Canada and other developed countries. Further, several states and local governments have implemented importation schemes for their citizens, and, in the absence of federal action to curtail such activities, we expect other states and local governments to launch importation efforts. The importation of foreign products that compete with our own products could negatively impact our business and prospects.
     The existence of numerous competitive products may put downward pressure on pricing and market share, which in turn may adversely affect our business, financial condition and results of operations.
If we are unable to maintain adequate levels of reimbursement for our products on reasonable pricing terms, their commercial success may be severely hindered.
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
     In many cases, insurers and other healthcare payment organizations encourage the use of less expensive alternative generic brands and OTC products through their prescription benefits coverage and reimbursement policies. For example, in the case of our Zegerid prescription products, the availability of generic prescription and OTC PPI products has created, and will continue to create, a competitive reimbursement environment. Insurers and other healthcare payment organizations frequently make the generic or OTC alternatives more attractive to the patient by providing different amounts of reimbursement so that the net cost of the generic or OTC product to the patient is less than the net cost of a prescription branded product. Aggressive pricing policies by our generic or OTC product competitors and the prescription benefit policies of insurers could have a negative effect on our product revenues and profitability. In addition, even though we are eligible to receive sales-based royalties on OTC products under our OTC Zegerid license agreement with Schering-Plough, those potential revenues could be offset by the impact of lost sales of our prescription products to the extent the OTC products are preferred by customers over our current prescription products.
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
     If we fail to successfully secure and maintain reimbursement coverage for our products on favorable terms, we will have difficulty sustaining market acceptance of our products and our business will be materially adversely affected.
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
     Our wholesaler customers for our Zegerid products include some of the nation’s leading wholesale pharmaceutical distributors, such as Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, and major drug chains. Sales to Cardinal, McKesson and AmerisourceBergen accounted for approximately 30%, 27% and 16%, respectively, of our annual revenues during 2008 and 32%, 27% and 16%, respectively, of our revenues for the three months ended March 31, 2009. The loss of any of these wholesaler customers’ accounts or a material reduction in their purchases could harm our business, financial condition or results of operations. In addition, we may face pricing pressure from our wholesaler customers.
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
     There have been a number of legislative and regulatory proposals aimed at changing the healthcare system and pharmaceutical industry, including reductions in the cost of prescription products, changes in the levels at which consumers and healthcare providers are reimbursed for purchases of pharmaceutical products, proposals concerning reimportation of pharmaceutical products and proposals concerning safety matters. For example, in an attempt to protect against counterfeit drugs, the federal government and numerous states have enacted pedigree legislation. In particular, California has enacted legislation that requires development of an electronic pedigree to track and trace each prescription drug at the saleable unit level through the distribution system. California’s electronic pedigree requirement is scheduled to take effect in January 2011. Compliance with California and future federal or state electronic pedigree requirements will likely require an increase in our operational expenses and will likely be administratively burdensome. It is also possible that other proposals will be adopted, particularly in light of the 2008 presidential and congressional elections and the agenda of the new administration. For example, the new presidential administration has proposed a budget that would include significant amounts to finance the reform of the U.S. healthcare system with an objective of ultimately reducing healthcare costs by, among other things, limiting the level of reimbursement for pharmaceuticals. The enactment of any cost containment measures could result in decreased net revenues from our pharmaceutical products and decrease potential returns from our research and development efforts. It has also been reported that the new presidential administration may be seeking to curb practices that extend the term of patent protection for pharmaceuticals, which may include applications for new indications or product enhancements. As a result of these and other new proposals, we may determine to change our current manner of operation, provide additional benefits or change our contract arrangements, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
     We are a small company and, as of March 31, 2009, had 345 employees. Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical, manufacturing, product development, business development and sales and marketing personnel. We, as well as inVentiv, our contract sales provider, may not be able to recruit and retain qualified personnel in the future, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results.

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
     Zegerid Products and Related PPI Technology
     We have entered into an exclusive, worldwide license agreement with the University of Missouri for patents and pending patent applications relating to specific formulations of PPIs with antacids and other buffering agents and methods of using these formulations. Currently, there are six issued U.S. patents that provide coverage for our Zegerid products (U.S. Patent Nos. 5,840,737; 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772), all of which are subject to the University of Missouri license agreement. There are also several pending U.S. patent applications relating to our Zegerid products and technology, some of which are subject to the University of Missouri license agreement and some of which we own. The issued patents generally cover pharmaceutical compositions combining PPIs with buffering agents, such as antacids, and methods of treating GI disorders by administering solid or liquid forms of such compositions, and each of the patents expires in July 2016. In addition to the U.S. patent coverage, several international patents have been issued, including in Australia, Austria, Belgium, Canada, Cyprus, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Mexico, Monaco, Netherlands, New Zealand, Portugal, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Turkey and the United Kingdom, and several international patent applications are pending, some of which are subject to the University of Missouri license agreement and some of which we own. The issued claims in these international patents vary between the different countries and include claims covering pharmaceutical compositions combining PPIs with buffering agents and the use of these compositions in the manufacture of drug products for the treatment of GI disorders.
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
     In September 2007, we filed a lawsuit in the United States District Court for the District of Delaware against Par for infringement of U.S. Patent Nos. 6,645,988; 6,489,346; and 6,699,885, each of which is listed in the Orange Book for Zegerid Capsules. In December 2007, we filed a second lawsuit in the United States District Court for the District of Delaware against Par for infringement of U.S. Patent Nos. 6,645,988; 6,489,346; 6,699,885; and 6,780,882, each of which is listed in the Orange Book for Zegerid Powder for Oral Suspension. The University of Missouri, licensor of the patents, is a co-plaintiff in the litigation, and both lawsuits have been consolidated for all purposes. The lawsuits are in response to abbreviated new drug applications, or ANDAs, filed by Par with the FDA regarding Par’s intent to market generic versions of our Zegerid Capsules and Zegerid Powder for Oral Suspension products prior to the July 2016 expiration of the asserted patents. Each complaint seeks a judgment that Par has infringed the asserted patents and that the effective date of approval of Par’s ANDA shall not be earlier than the expiration date of the asserted patents. Par has filed answers in each case, primarily asserting non-infringement, invalidity and/or unenforceability. Par has also filed counterclaims seeking a declaration in its favor on those issues. On July 15, 2008, the PTO issued U.S. Patent No. 7,399,772, or the ‘772 patent, which is now listed in the Orange Book for both Zegerid Capsules and Zegerid Powder for Oral Suspension. In October 2008, we amended our complaint to add the ‘772 patent to the pending litigation with Par. A claim construction, or “Markman,” hearing was held in November 2008. Following the Markman hearing, the court adopted all of the claim constructions we and the University of Missouri proposed. Trial is currently scheduled for July 2009.
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
     For example, in January 2009, we submitted a 505(b)(2) NDA for our new tablet formulation as part of our Zegerid family of prescription products, which NDA referenced certain preclinical and clinical studies conducted for Prilosec® (delayed-release omeprazole capsules). The NDA was accepted for filing by the FDA in April 2009, and shortly thereafter we provided notice and a paragraph iv certification to AstraZeneca, the holder of the Prilosec NDA, and related affiliated patent holders that the tablet product does not infringe the unexpired patents listed in the Orange Book for Prilosec or that those patents are invalid. We provided similar notices in connection with each of our NDAs for Zegerid Capsules and Zegerid Powder for Oral Suspension, and AstraZeneca did not file any lawsuits against us within the required 45-day period. Although we believe we continue to have meritorious non-infringement and/or invalidity positions with regard to the listed patents, we cannot be certain as to whether or not AstraZeneca will elect to file a lawsuit against us with regard to the NDA for the new tablet product. The outcome of any such litigation would be uncertain and defending such litigation would be expensive, time-consuming and distracting to management.

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
Risks Related to Our Financial Results and Need for Financing
We have incurred significant operating losses since our inception, and we may incur additional operating losses and may not attain and sustain profitability.
     The extent of our future operating losses and our ability to attain and sustain profitability are highly uncertain. We have been engaged in developing and commercializing drugs and have generated significant operating losses since our inception in December 1996. Our commercial activities and continued product development and clinical activities will require significant expenditures. For the three months ended March 31, 2009, we recognized $34.8 million in total revenues, and, as of March 31, 2009, we had an accumulated deficit of $321.4 million. We may incur additional operating losses and capital expenditures as we support the continued marketing of the Zegerid and Glumetza products and any other products we commercialize, and continue our product development and clinical research programs.
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
     Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the commercial success of, and demand for currently marketed products, as well as the success and costs of our development programs are uncertain and therefore our future prospects are uncertain. The level of our revenues, if any, and results of operations at any given time will be based primarily on the following factors:
•	commercial success of the Zegerid and Glumetza prescription products;

•	the outcome of, or other developments related to, our patent infringement suit against Par involving Zegerid Capsules and Zegerid Powder for Oral Suspension;

•	progress under the strategic alliances with GSK and Schering-Plough, including Schering-Plough’s ability to obtain regulatory approval for a licensed OTC product;

•	our ability to obtain regulatory approval for any future products we develop, including the new tablet formulation of our Zegerid prescription products, for which an NDA was accepted for filing by the FDA in April 2009;

•	results of clinical trials and other development programs, including the ongoing and planned clinical trials for the budesonide MMX and rifamycin SV MMX product candidates, and our ability to establish safety and efficacy for our development products;

•	interruption in the manufacturing or distribution of our products;

•	timing of new product offerings, acquisitions, licenses or other significant events by us, GSK, Schering-Plough or our competitors;

•	legislative changes affecting the products we may offer or those of our competitors; and

•	the effect of competing technological and market developments.
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
     Under our loan agreement with Comerica, we are subject to specified affirmative and negative covenants, including limitations on our ability to: undergo certain change of control events; convey, sell, lease, license, transfer or otherwise dispose of assets; create, incur, assume, guarantee or be liable with respect to certain indebtedness; grant liens; pay dividends and make certain other restricted payments; and make investments. In addition, under the loan agreement we are required to maintain a cash balance with Comerica in an amount of not less than $4.0 million and to maintain any other cash balances with either Comerica or another financial institution covered by a control agreement for the benefit of Comerica. We are also subject to specified financial covenants with respect to a minimum liquidity ratio and, in specified limited circumstances, minimum EBITDA requirements, as defined in the loan agreement.
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
     As of March 31, 2009, our long-term investments included AAA-rated auction rate securities, or ARS, issued by state municipalities. Our ARS are debt instruments with a long-term maturity and an interest rate that is reset in short-term intervals through auctions. The conditions in the global credit markets have prevented many investors from liquidating their holdings of ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.
     Due to conditions in the global credit markets, our ARS, representing a par value of approximately $4.3 million, had insufficient demand resulting in multiple failed auctions since early 2008. As a result, these affected securities are currently not liquid and the interest rates have been reset to predetermined higher rates.
     In October 2008, we received an offer of Auction Rate Securities Rights, or ARS Rights, from our investment provider, UBS Financial Services, Inc., a subsidiary of UBS AG, or UBS. In November 2008, we accepted the ARS Rights offer. The ARS Rights permit us to require UBS to purchase our ARS at par value at any time during the period of June 30, 2010 through July 2, 2012. If we do not exercise our ARS Rights, the ARS will continue to accrue interest as determined by the auction process or, if the auction fails, by the terms of the ARS. If the ARS Rights are not exercised before July 2, 2012 they will expire and UBS will have no further obligation to buy our ARS. UBS has the discretion to purchase or sell our ARS at any time without prior notice so long as we receive a payment at par upon any sale or disposition. UBS has agreed to only exercise its discretion to purchase or sell our ARS for the purpose of restructurings, dispositions or other solutions that will provide us with par value for our ARS. As a condition to accepting the offer of ARS Rights, we released UBS from all claims except claims for consequential damages relating to its marketing and sales of ARS. We also agreed not to serve as a class representative or receive benefits under any class action settlement or investor fund.
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
     The market prices for securities of specialty biopharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. For example, during the year ended December 31, 2008, the trading prices for our common stock ranged from a high of $3.24 to a low of $1.23, and on March 31, 2009, the closing trading price for our common stock was $1.61. In addition, we have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Furthermore, our loan agreement with Comerica prohibits us from paying dividends. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment.
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
     A concentrated number of stockholders hold significant blocks of our outstanding common stock. Sales by our current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. For example, sales by Cosmo of any shares that we have issued or may issue to it in connection with our strategic collaboration (following expiration of the applicable lock-up period), or the expectation that sales may occur, could significantly reduce the market price of our common stock. In addition, the holders of a substantial number of shares of common stock may have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders. Moreover, certain of our executive officers have from time to time established programmed selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for the purpose of effecting sales of common stock, and other employees and affiliates, including our directors and executive officers, may choose to establish similar plans in the future. If any of our stockholders cause securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital.
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
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

Exhibit
Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

3.3(3)	Certificate of Designations for Series A Junior Participating Preferred Stock

4.1(3)	Form of Common Stock Certificate

4.2(4)	Amended and Restated Investors’ Rights Agreement, dated April 30, 2003, among us and the parties named therein

Exhibit
Number	Description

4.3(4)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated May 19, 2003, among us and the parties named therein

4.4(4)*	Stock Restriction and Registration Rights Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

4.5(4)	Form of Common Stock Purchase Warrant

4.6(3)	Rights Agreement, dated as of November 12, 2004, between us and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Santarus, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

4.7(5)	First Amendment to Rights Agreement, dated as of April 19, 2006, between us and American Stock Transfer & Trust Company

4.8(6)	Second Amendment to Rights Agreement, dated December 10, 2008, between us and American Stock Transfer & Trust Company

4.9(7)	Warrant to Purchase Shares of Common Stock, dated February 3, 2006, issued by us to Kingsbridge Capital Limited

4.10(7)	Registration Rights Agreement, dated February 3, 2006, between us and Kingsbridge Capital Limited

4.11(8)	Registration Rights Agreement, dated December 10, 2008, between us and Cosmo Technologies Limited

4.12(8)	Amendment No. 1 to Registration Rights Agreement, dated April 23, 2009, between us and Cosmo Technologies Limited

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q of Santarus, Inc. for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 13, 2004.

(2)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on December 5, 2008.

(3)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on November 17, 2004.

(4)	Incorporated by reference to the Registration Statement on Form S-1 of Santarus, Inc. (Registration No. 333-111515), filed with the Securities and Exchange Commission on December 23, 2003, as amended.

(5)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on April 21, 2006.

(6)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2008.

(7)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on February 3, 2006.

(8)	Incorporated by reference to the Registration Statement on Form S-3 of Santarus, Inc. (Registration No. 333-156806), filed with the Securities and Exchange Commission on January 20, 2009, as amended.

*	Santarus, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which portions have been omitted and filed separately with the Securities and Exchange Commission.

†	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Santarus, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 6, 2009

/s/ Debra P. Crawford
Debra P. Crawford,
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)