Form 10-Q
period 2009-06-30
SANTARUS INC
filed 2009-08-04
CIK 1172480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of July 31, 2009 was 58,044,986.

SANTARUS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Santarus, Inc.
Condensed Balance Sheets
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,350	$49,886
Short-term investments	9,167	2,151
Accounts receivable, net	14,385	13,366
Inventories, net	5,297	5,230
Prepaid expenses and other current assets	4,044	3,826

Total current assets	81,243	74,459

Long-term restricted cash	1,400	1,400
Long-term investments	—	4,250
Property and equipment, net	938	988
Intangible assets, net	10,500	11,250
Other assets	25	137

Total assets	$94,106	$92,484

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$53,324	$53,109
Allowance for product returns	11,437	10,251
Current portion of deferred revenue	2,433	7,365

Total current liabilities	67,194	70,725

Deferred revenue, less current portion	2,552	2,436
Long-term debt	10,000	10,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2009 and December 31, 2008; no shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at June 30, 2009 and December 31, 2008; 58,042,473 and 57,799,588 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	6	6
Additional paid-in capital	334,594	331,831
Accumulated other comprehensive income	2	2
Accumulated deficit	(320,242)	(322,516)

Total stockholders’ equity	14,360	9,323

Total liabilities and stockholders’ equity	$94,106	$92,484

See accompanying notes.

Santarus, Inc.
Condensed Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Product sales, net	$27,989	$23,954	$55,544	$43,369
Promotion revenue	5,641	1,798	10,180	3,381
License and royalty revenue	2,217	10,253	4,933	13,721

Total revenues	35,847	36,005	70,657	60,471
Costs and expenses:
Cost of product sales	2,104	1,701	3,984	3,396
License fees and royalties	1,851	3,369	3,678	6,098
Research and development	3,262	2,241	6,373	3,947
Selling, general and administrative	27,334	25,751	54,052	52,267

Total costs and expenses	34,551	33,062	68,087	65,708

Income (loss) from operations	1,296	2,943	2,570	(5,237)
Other income (expense):
Interest income	62	262	154	823
Interest expense	(115)	—	(228)	—

Total other income (expense)	(53)	262	(74)	823

Income (loss) before income taxes	1,243	3,205	2,496	(4,414)
Income tax expense	122	—	222	—

Net income (loss)	$1,121	$3,205	$2,274	$(4,414)

Net income (loss) per share:
Basic	$0.02	$0.06	$0.04	$(0.09)

Diluted	$0.02	$0.06	$0.04	$(0.09)

Weighted average shares outstanding used to calculate net income (loss) per share:
Basic	57,919,535	51,389,988	57,870,998	51,353,401
Diluted	58,714,674	52,111,524	58,355,834	51,353,401
See accompanying notes.

Santarus, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
Operating activities
Net income (loss)	$2,274	$(4,414)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,078	308
Unrealized gain on trading securities, net	(39)	—
Stock-based compensation	2,388	2,185
Changes in operating assets and liabilities:
Accounts receivable, net	(1,019)	(2,180)
Inventories, net	(67)	(681)
Prepaid expenses and other current assets	(218)	(213)
Other assets	—	61
Accounts payable and accrued liabilities	215	4,968
Allowance for product returns	1,186	2,376
Deferred revenue	(4,816)	(11,471)

Net cash provided by (used in) operating activities	982	(9,061)

Investing activities
Purchases of short-term investments	(6,340)	(2,944)
Maturities of short-term investments	3,538	2,928
Redemption of long-term investments	50	—
Purchases of property and equipment	(141)	(679)

Net cash used in investing activities	(2,893)	(695)

Financing activities
Exercise of stock options	44	6
Issuance of common stock, net	331	426

Net cash provided by financing activities	375	432

Decrease in cash and cash equivalents	(1,536)	(9,324)
Cash and cash equivalents at beginning of the period	49,886	58,382

Cash and cash equivalents at end of the period	$48,350	$49,058

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
2. Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles related to the preparation of interim financial statements and the rules and regulations of the U.S. Securities and Exchange Commission related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all information and disclosures required by GAAP for complete financial statements. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Further, in connection with the preparation of the condensed financial statements in accordance with the recently issued Statement of Financial Accounting Standard (“SFAS”) No. 165, “Subsequent Events”, the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 3, 2009, the date of this report.
     Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for any future periods. For further information, please see the financial statements and related disclosures included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
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
     The Company’s allowance for product returns was $11.4 million as of June 30, 2009 and $10.3 million as of December 31, 2008. In order to provide a basis for estimating future product returns on sales to its customers at the time title transfers, the Company has been tracking its Zegerid products return history from the time of its first commercial product launch of Zegerid Powder for Oral Suspension 20 mg in late 2004, taking into consideration product expiration dating and estimated inventory levels in the distribution channel. The Company recognizes product sales at the time title passes to its customers, and the Company provides for an estimate of future product returns at that time based upon its historical product returns trends, analysis of product expiration dating and inventory levels in the distribution channel, and the other factors discussed above. There may be a significant time lag between the date the Company determines the estimated allowance and when it receives the product return and issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods.
     The Company’s allowance for rebates, chargebacks and other discounts was $36.8 million as of June 30, 2009 and $29.3 million as of December 31, 2008. These allowances reflect an estimate of the Company’s liability for rebates due to managed care organizations under specific contracts, rebates due to various governmental organizations under Medicaid and Medicare contracts and regulations, chargebacks due to various organizations purchasing the Company’s products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. The Company estimates its liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, the Company evaluates its outstanding contracts and applies the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, the Company projects the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicaid, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by the Company and/or its competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date the Company determines the estimated allowance and when the Company makes the contractual payment or issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods. To date, actual results have not materially differed from the Company’s estimates.
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
4. Stock-Based Compensation
     For the three months ended June 30, 2009 and 2008 and the six months ended June 30, 2009 and 2008, the Company recognized approximately $1.4 million, $1.1 million, $2.4 million and $2.2 million of total stock-based compensation, respectively, in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”). Stock-based compensation included approximately $355,000 for the three and six months ended June 30, 2009 related to stock options containing performance-based vesting. As of June 30, 2009, total unrecognized compensation cost related to stock options and employee stock purchase plan rights was approximately $7.3 million, and the weighted average period over which it was expected to be recognized was 2.1 years. In March 2009, the Company granted options to purchase an aggregate of 2,558,370 shares of its common stock in connection with annual option grants to all eligible employees. These stock options vest over a four-year period from the date of grant. In addition, in March and June 2009, the Company granted options to purchase an aggregate of 406,500 shares of its common stock to non-employee directors of the Company, which vest over a one-year period from the date of grant.
5. Comprehensive Income (Loss)
     Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss), specifically unrealized gains and losses on securities available-for-sale. Comprehensive income (loss) consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$1,121	$3,205	$2,274	$(4,414)
Unrealized loss on investments	—	(87)	—	(288)

Comprehensive income (loss)	$1,121	$3,118	$2,274	$(4,702)

6. Net Income (Loss) Per Share
     The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share. Basic income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, preferred stock, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted income (loss) per share when their effect is dilutive. Potentially dilutive securities totaling 11.2 million shares and 11.4 million shares for the three months ended June 30, 2009 and 2008 and 12.9 million shares and 11.7 million shares for the six months ended June 30, 2009 and 2008, respectively, were excluded from the calculation of diluted income (loss) per share because of their anti-dilutive effect.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net income (loss) (in thousands)	$1,121	$3,205	$2,274	$(4,414)

Denominator:
Weighted average common shares outstanding	57,919,535	51,390,901	57,870,998	51,353,527
Weighted average unvested common shares subject to repurchase	—	(913)	—	(126)

Denominator for basic net income (loss) per share	57,919,535	51,389,988	57,870,998	51,353,401

Net effect of dilutive common stock equivalents	795,139	721,536	484,836	—

Denominator for diluted net income (loss) per share	58,714,674	52,111,524	58,355,834	51,353,401

Net income (loss) per share
Basic	$0.02	$0.06	$0.04	$(0.09)

Diluted	$0.02	$0.06	$0.04	$(0.09)

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
     The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at June 30, 2009 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$35,748	$—	$—	$35,748
U.S. government sponsored enterprise securities	—	18,930	—	18,930
Municipal debt obligations – auction rate securities	—	—	3,562	3,562
Auction rate securities rights	—	—	677	677

	$35,748	$18,930	$4,239	$58,917

     Level 3 assets held as of June 30, 2009 include municipal debt obligations with an auction rate reset mechanism issued by state municipalities. These auction rate securities (“ARS”) are AAA-rated debt instruments with long-term maturity dates ranging from 2034 to 2042 and interest rates that are reset at short-term intervals (every 28 days) through auctions. Due to conditions in the global credit markets, these securities, representing a par value of approximately $4.3 million, had insufficient demand resulting in multiple failed auctions since early 2008. As a result, these affected securities are currently not liquid and the interest rates have been reset to predetermined higher rates.
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
     Typically the fair value of ARS approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS at the maximum contractual rates, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS and its ARS Rights as of June 30, 2009. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the ARS and ARS Rights.
     In 2008, the Company elected to measure the ARS Rights under the fair value option of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115. Reflecting management’s intent to exercise its ARS Rights during the period of June 30, 2010 through July 2, 2012, the Company transferred its ARS from investments available-for-sale to trading securities in 2008. Changes in the fair values of the Company’s ARS and ARS Rights are recognized as an increase or decrease in interest income. The ARS Rights will continue to be measured at fair value utilizing Level 3 inputs until the earlier of their maturity or exercise. The Company has classified the balance of its ARS and ARS Rights as short-term investments in the condensed balance sheet as of June 30, 2009 reflecting management’s intent to exercise its ARS Rights within the next 12 months.

     The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of June 30, 2009 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2009
Auction Rate Securities and Rights:
Beginning balance	$4,261	$4,250
Redemptions (at par)	(50)	(50)
Net unrealized gain included in net income	28	39

Ending balance as of June 30, 2009	$4,239	$4,239

9. Short-Term Investments
     The following is a summary of short-term investment securities available-for-sale as of June 30, 2009 and December 31, 2008 (in thousands). All short-term investment securities available-for-sale held as of June 30, 2009 and December 31, 2008 have contractual maturities within one year. There were no gross realized gains or losses on sales of available-for-sale securities for the six months ended June 30, 2009 and the year ended December 31, 2008.

	Amortized		Unrealized
	Cost	Market Value	Gain
June 30, 2009:
U.S. government sponsored enterprise securities	$4,926	$4,928	$2

December 31, 2008:
U.S. government sponsored enterprise securities	$2,149	$2,151	$2

     As discussed in Note 8, the Company holds ARS and ARS Rights which are classified as trading securities. The Company has classified the balance of its ARS and ARS Rights totaling $4.2 million in aggregate as short-term investments in the balance sheet as of June 30, 2009.
10. Balance Sheet Details
     Inventories, net consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Raw materials	$793	$977
Finished goods	4,594	4,561

	5,387	5,538
Allowance for excess and obsolete inventory	(90)	(308)

	$5,297	$5,230

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

     Accounts payable and accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Accounts payable	$5,388	$6,102
Accrued compensation and benefits	5,199	6,862
Accrued rebates	33,251	26,034
Accrued license fees and royalties	1,416	4,038
Accrued contract sales organization expenses	1,838	1,774
Accrued research and development expenses	1,335	4,126
Other accrued liabilities	4,897	4,173

	$53,324	$53,109

11. Long-Term Debt
     On July 11, 2008, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Comerica Bank (“Comerica”). The Amended Loan Agreement amends and restates the terms of the original Loan and Security Agreement entered into between the Company and Comerica in July 2006. In December 2008, the Company drew down $10.0 million under the Amended Loan Agreement. The credit facility under the Amended Loan Agreement consists of a revolving line of credit, pursuant to which the Company may request advances in an aggregate outstanding amount not to exceed $25.0 million. Under the Amended Loan Agreement, the revolving loan bears interest, as selected by the Company, at either the variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” plus 0.50% or the LIBOR rate (as computed in the Amended and Restated LIBOR Addendum to the Amended Loan Agreement) plus 3.00%. The Company has selected the “prime rate” plus 0.50% interest rate option, which as of June 30, 2009 was 3.75%. Interest payments on advances made under the Amended Loan Agreement are due and payable in arrears on the first calendar day of each month during the term of the Amended Loan Agreement. Amounts borrowed under the Amended Loan Agreement may be repaid and re-borrowed at any time prior to July 11, 2011. There is a non-refundable unused commitment fee equal to 0.50% per annum on the difference between the amount of the revolving line and the average daily balance outstanding thereunder during the term of the Amended Loan Agreement, payable quarterly in arrears. The Amended Loan Agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the Amended Loan Agreement.
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
     The Company commenced each of the lawsuits within the applicable 45 day period required to automatically stay, or bar, the FDA from approving Par’s ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. The 30-month stay with regard to Zegerid Capsules expires in February 2010 and the 30-month stay with regard to Zegerid Powder for Oral Suspension expires in May/June 2010. If the litigation is still ongoing after expiration of the applicable 30-month stay, the termination of the stay could result in the introduction of one or more products generic to Zegerid Capsules and/or Zegerid Powder for Oral Suspension prior to resolution of the litigation.
     A bench trial for the consolidated lawsuit was held in July 2009. During the trial, the court ruled in favor of Santarus and the University of Missouri on the issue of infringement. The court has not yet ruled on Par’s defenses of invalidity and inequitable conduct, and post-trial briefs are due on August 14, 2009.
     Although the Company intends to vigorously defend and enforce its patent rights, the Company is not able to predict the timing or outcome of the litigation. The court may render its decision at any time after the filing of the post-trial briefs, which may be before or after the expiration of the applicable 30-month stays. Any adverse outcome in this litigation could result in one or more generic versions of Zegerid Capsules and/or Zegerid Powder for Oral Suspension being launched before the expiration of the listed patents in July 2016, which could adversely affect the Company’s ability to successfully execute its business strategy to maximize the value of Zegerid Capsules and Zegerid Powder for Oral Suspension and would negatively impact the Company’s financial condition and results of operations, including causing a significant decrease in our revenues and cash flows. An adverse outcome may also impact the patent protection for the products being commercialized pursuant to the Company’s strategic alliances with GlaxoSmithKline plc and Schering-Plough Healthcare Products, Inc. which in turn may impact the amount of, or the Company’s ability to receive, milestone payments and royalties under those agreements. In addition, even if the Company prevails, the litigation will be costly, time-consuming and distracting to management, which could have a material adverse effect on the Company’s business.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (an amendment of Accounting Research Bulletin, or ARB, No. 51). SFAS No. 160 requires that noncontrolling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. This statement is effective for fiscal years beginning after December 31, 2008, and shall be applied prospectively. However, the presentation and disclosure requirements of SFAS No. 160 are required to be applied retrospectively for all periods presented. The retrospective presentation and disclosure requirements of this statement will be applied to any prior periods presented in financial statements for the fiscal year ending December 31, 2009, and later periods during which we have a consolidated subsidiary with a noncontrolling interest. As of June 30, 2009, the Company does not have any consolidated subsidiaries in which there is a noncontrolling interest.

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
     To further leverage our proprietary PPI technology and diversify our sources of revenue, we licensed exclusive rights to Schering-Plough Healthcare Products, Inc., or Schering-Plough, under our patented PPI technology to develop, manufacture and sell Zegerid brand over-the-counter, or OTC, products in the lower dosage strength of 20 mg of omeprazole in the U.S. and Canada. We have also entered into a license agreement and a distribution agreement granting exclusive rights to Glaxo Group Limited, an affiliate of GlaxoSmithKline, plc, or GSK, under our patented PPI technology to develop, manufacture and commercialize prescription and OTC products in up to 114 specified countries outside of the U.S., Europe, Australia, Japan and Canada (including markets within Africa, Asia, the Middle-East, and Central and South America), and to distribute and sell Zegerid brand prescription products in Puerto Rico and the U.S. Virgin Islands.
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
     Our allowance for product returns was $11.4 million as of June 30, 2009 and $10.3 million as of December 31, 2008. In order to provide a basis for estimating future product returns on sales to our customers at the time title transfers, we have been tracking our Zegerid products return history from the time of our first commercial product launch of Zegerid Powder for Oral Suspension 20 mg in late 2004, taking into consideration product expiration dating and estimated inventory levels in the distribution channel. We recognize product sales at the time title passes to our customers, and we provide for an estimate of future product returns at that time based upon our historical product returns trends, our analysis of product expiration dating and estimated inventory levels in the distribution channel, and the other factors discussed above. There may be a significant time lag between the date we determine the estimated allowance and when we receive the product return and issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods.
     Our allowance for rebates, chargebacks and other discounts was $36.8 million as of June 30, 2009 and $29.3 million as of December 31, 2008. These allowances reflect an estimate of our liability for rebates due to managed care organizations under specific contracts, rebates due to various governmental organizations under Medicaid and Medicare contracts and regulations, chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. We estimate our liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, we evaluate our outstanding contracts and apply the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, we project the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicaid, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by us and/or our competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date we determine the estimated allowance and when we make the contractual payment or issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods. To date, actual results have not materially differed from our estimates.
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
Stock-Based Compensation
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123(R), using the modified prospective transition method. Under this transition method, compensation cost recognized for the three and six months ended June 30, 2009 and 2008 included (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.
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
     For options granted after January 1, 2006, we amortize the fair value on a straight-line basis. For options granted prior to January 1, 2006, we amortized the fair value on an accelerated basis. All options are amortized over the requisite service period of the awards, which is generally the vesting period ranging from one to four years. Pre-vesting forfeitures were estimated to be approximately 0% for the three and six months ended June 30, 2009 and 2008 as the majority of options granted contain monthly vesting terms. In 2008, certain stock options were granted to employees at or above the vice president level that vest upon the attainment of specific financial performance targets. The measurement date of stock options containing performance-based vesting is the date the stock option grant is authorized and the specific performance goals are communicated. Compensation expense is recognized based on the probability that the performance criteria will be met. The recognition of compensation expense associated with performance-based vesting requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. The continued assessment of probability may result in additional expense recognition or expense reversal depending on the level of achievement of the performance goals. We recorded compensation expense of approximately $355,000 for the three and six months ended June 30, 2009 related to stock options containing performance-based vesting.
     The following table includes stock-based compensation recognized in accordance with SFAS No. 123(R) in our condensed statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cost of product sales	$33	$24	$52	$51
Research and development	211	126	329	235
Selling, general and administrative	1,196	985	2,007	1,899

Total	$1,440	$1,135	$2,388	$2,185

     As of June 30, 2009, total unrecognized compensation cost related to stock options was approximately $7.3 million, and the weighted average period over which it was expected to be recognized was 2.1 years.
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
Results of Operations
Comparison of Three Months Ended June 30, 2009 and 2008
     Product Sales, Net. Product sales, net were $28.0 million for the three months ended June 30, 2009 and $24.0 million for the three months ended June 30, 2008 and consisted of sales of Zegerid Capsules and Zegerid Powder for Oral Suspension. The $4.0 million increase in product sales, net was primarily attributable to an increase in the sales volume of Zegerid Capsules. For the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, the amount of rebates, chargebacks and other discounts has grown primarily as a result of increased sales of our Zegerid products and increased utilization under contracts with various managed care organizations and governmental organizations relating to Medicaid and Medicare.
     Promotion Revenue. Promotion revenue was $5.6 million for the three months ended June 30, 2009 and $1.8 million for the three months ended June 30, 2008. For the three months ended June 30, 2009, promotion revenue was comprised primarily of fees earned under our promotion agreement with Depomed related to our promotion of the Glumetza products. For the three months ended June 30, 2008, promotion revenue was comprised of co-promotion fees earned under our agreements with Victory Pharma, Inc., or Victory, pursuant to which we co-promoted Naprelan® (naproxen sodium) Controlled Release Tablets and with C.B. Fleet Company, Incorporated, or Fleet, pursuant to which we co-promoted the Fleet® Phospho-soda® EZ-Prep™ Bowel Cleansing System. In July 2008, we and Victory mutually agreed to terminate our co-promotion agreement previously entered into in June 2007. We ceased all promotional efforts under the agreement with Victory as of September 30, 2008. We entered into our co-promotion agreement with Fleet in August 2007, which was subsequently amended in May 2008. Effective as of October 1, 2008, our co-promotion agreement with Fleet expired in accordance with its terms.
     License and Royalty Revenue. License and royalty revenue was $2.2 million for the three months ended June 30, 2009 and $10.2 million for the three months ended June 30, 2008. Significant components of our license and royalty revenue are described below:
•	In November 2006, we received a nonrefundable $15.0 million upfront license fee in connection with our license agreement with Schering-Plough. The $15.0 million upfront payment is being amortized to revenue on a straight-

line basis over a 37-month period through the end of 2009, which represents the estimated period during which we have significant responsibilities under the agreement. In June 2008, we received a $2.5 million regulatory milestone relating to FDA acceptance for filing of an NDA submitted by Schering-Plough which was recognized as license and royalty revenue in the three months ended June 30, 2008.
•	In December 2007, we received a nonrefundable $11.5 million upfront payment in connection with our license and distribution agreements with GSK. To support GSK’s initial launch costs, we agreed to waive the first $2.5 million of aggregate royalties payable under the agreements. Of the total $11.5 million upfront payment, the $2.5 million in waived royalty obligations was recorded as deferred revenue and is being recognized as revenue as the royalties are earned. The remaining $9.0 million was also recorded as deferred revenue and was being amortized to revenue on a straight-line basis over an 18-month period through May 2009, which represented the estimated period we were obligated to supply Zegerid products to GSK for sale in Puerto Rico and the U.S. Virgin Islands under the distribution agreement.
•	In October 2004, we received a nonrefundable $15.0 million upfront payment in connection with our non-exclusive agreement with Otsuka America, under which Otsuka America had been co-promoting Zegerid Capsules and Zegerid Powder for Oral Suspension. The $15.0 million upfront payment initially was being amortized to revenue on a straight-line basis over the 63-month contractual term through the end of 2009. On May 28, 2008, we agreed to terminate the co-promotion agreement effective as of June 30, 2008 and amortized the remaining balance of the $15.0 million up-front payment. We recognized approximately $5.0 million in license and royalty revenue in the three months ended June 30, 2008 associated with this amortization.
     Cost of Product Sales. Cost of product sales was $2.1 million for the three months ended June 30, 2009 and $1.7 million for the three months ended June 30, 2008, or approximately 7.5% and 7.1% of net product sales, respectively. Cost of product sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Zegerid products. Cost of product sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales.
     License Fees and Royalties. License fees and royalties were $1.9 million for the three months ended June 30, 2009 and $3.4 million for the three months ended June 30, 2008. For both periods, license fees and royalties included royalties due to the University of Missouri based upon our net product sales as well as products sold by GSK under our license and distribution agreements. For the three months ended June 30, 2009, license fees and royalties also included license fee amortization from the $12.0 million upfront fee paid to Depomed under our promotion agreement entered into in July 2008. The $12.0 million upfront fee has been capitalized and is being amortized to license fee expense over the estimated useful life of the asset on a straight-line basis through mid-2016. For the three months ended June 30, 2008, license fees and royalties also included royalties due to Otsuka America under our co-promotion agreement based upon our net product sales. Following the termination of our co-promotion agreement effective as of June 30, 2008, we are no longer obligated to pay royalties to Otsuka America.
     Research and Development. Research and development expenses were $3.3 million for the three months ended June 30, 2009 and $2.2 million for the three months ended June 30, 2008. The $1.1 million increase in our research and development expenses was primarily attributable to the two ongoing multi-center budesonide MMX phase III clinical trials currently being conducted under our strategic collaboration with Cosmo entered into in December 2008. We are responsible for one-half of the total out-of-pocket costs associated with these studies. These increases in our research and development expenses were offset in part by a decrease in manufacturing development costs associated with a new tablet formulation to add to our Zegerid family of prescription products. In January 2009, we submitted an NDA to the FDA, which NDA has a PDUFA date of December 4, 2009. The new formulation is an immediate-release tablet that combines omeprazole with a mix of buffers.
     Selling, General and Administrative. Selling, general and administrative expenses were $27.3 million for the three months ended June 30, 2009 and $25.8 million for the three months ended June 30, 2008. The $1.5 million increase in our selling, general and administrative expenses was primarily attributable to an increase in legal fees primarily due to the patent infringement litigation against Par Pharmaceutical, Inc., or Par, and costs associated with the advertising and promotion of the Glumetza products. These increases in our selling, general and administrative expenses were offset in part by a decrease in costs associated with advertising and promotional activities related to our Zegerid products.

     Interest Income. Interest income was $62,000 for the three months ended June 30, 2009 and $262,000 for the three months ended June 30, 2008. The $200,000 decrease in interest income was primarily attributable to a lower rate of return on our cash, cash equivalents and short-term investments.
     Interest Expense. Interest expense was $115,000 for the three months ended June 30, 2009 and was comprised primarily of interest due in connection with our revolving credit facility with Comerica Bank, or Comerica.
     Income Tax Expense. Income tax expense was $122,000 for the three months ended June 30, 2009, and there was no income tax expense for the three months ended June 30, 2008. We generated estimated pre-tax income for the three months ended June 30, 2009 as compared to an estimated pre-tax loss for the three months ended June 30, 2008.
Comparison of Six Months Ended June 30, 2009 and 2008
     Product Sales, Net. Product sales, net were $55.6 million for the six months ended June 30, 2009 and $43.4 million for the six months ended June 30, 2008 and consisted of sales of Zegerid Capsules and Zegerid Powder for Oral Suspension. The $12.2 million increase in product sales, net was primarily attributable to an increase in the sales volume of Zegerid Capsules as well as increased average selling prices. For the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, the amount of rebates, chargebacks and other discounts has grown primarily as a result of increased sales of our Zegerid products and increased utilization under contracts with various managed care organizations and governmental organizations relating to Medicaid and Medicare.
     Promotion Revenue. Promotion revenue was $10.2 million for the six months ended June 30, 2009 and $3.4 million for the six months ended June 30, 2008. For the six months ended June 30, 2009, promotion revenue was comprised primarily of fees earned under our promotion agreement with Depomed related to our promotion of the Glumetza products. For the six months ended June 30, 2008, promotion revenue was comprised of co-promotion fees earned under our agreements with Victory and Fleet. In July 2008, we and Victory mutually agreed to terminate our co-promotion agreement previously entered into in June 2007. We ceased all promotional efforts under the agreement with Victory as of September 30, 2008. We entered into our co-promotion agreement with Fleet in August 2007, which was subsequently amended in May 2008. Effective as of October 1, 2008, our co-promotion agreement with Fleet expired in accordance with its terms.
     License and Royalty Revenue. License and royalty revenue was $4.9 million for the six months ended June 30, 2009 and $13.7 million for the six months ended June 30, 2008. Significant components of our license and royalty revenue are described below:
•	In November 2006, we received a nonrefundable $15.0 million upfront license fee in connection with our license agreement with Schering-Plough. The $15.0 million upfront payment is being amortized to revenue on a straight-line basis over a 37-month period through the end of 2009, which represents the estimated period during which we have significant responsibilities under the agreement. In June 2008, we received a $2.5 million regulatory milestone relating to FDA acceptance for filing of an NDA submitted by Schering-Plough which was recognized as license and royalty revenue in the six months ended June 30, 2008.
•	In December 2007, we received a nonrefundable $11.5 million upfront payment in connection with our license and distribution agreements with GSK. To support GSK’s initial launch costs, we agreed to waive the first $2.5 million of aggregate royalties payable under the agreements. Of the total $11.5 million upfront payment, the $2.5 million in waived royalty obligations was recorded as deferred revenue and is being recognized as revenue as the royalties are earned. The remaining $9.0 million was also recorded as deferred revenue and was being amortized to revenue on a straight-line basis over an 18-month period through May 2009, which represents the estimated period we were obligated to supply Zegerid products to GSK for sale in Puerto Rico and the U.S. Virgin Islands under the distribution agreement.
•	In October 2004, we received a nonrefundable $15.0 million upfront payment in connection with our non-exclusive agreement with Otsuka America Pharmaceutical Inc., or Otsuka America, under which Otsuka America had been co-promoting Zegerid Capsules and Zegerid Powder for Oral Suspension. The $15.0 million upfront payment initially was being amortized to revenue on a straight-line basis over the 63-month contractual term through the end of 2009. On May 28, 2008, we agreed to terminate the co-promotion agreement effective as of June 30, 2008 and amortized the remaining balance of the $15.0 million up-front payment. We recognized approximately $5.7 million in license and royalty revenue in the six months ended June 30, 2008 associated with this amortization.
     Cost of Product Sales. Cost of product sales was $4.0 million for the six months ended June 30, 2009 and $3.4 million for the six months ended June 30, 2008, or approximately 7.2% and 7.8% of net product sales, respectively. Cost of product sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Zegerid products. Cost of product sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales. The decrease in our cost of product sales as a percentage of net product sales was primarily attributable to increased average selling prices. Additionally, the decrease in our cost of product sales as a percentage of net product sales was attributable to certain fixed costs being applied to increased sales volumes.
     License Fees and Royalties. License fees and royalties were $3.7 million for the six months ended June 30, 2009 and $6.1 million for the six months ended June 30, 2008. For both periods, license fees and royalties included royalties due to the University of Missouri based upon our net product sales as well as products sold by GSK under our license and distribution agreements. For the six months ended June 30, 2009, license fees and royalties also included license fee amortization from the $12.0 million upfront fee paid to Depomed under our promotion agreement entered into in July 2008. The $12.0 million upfront fee has been capitalized and is being amortized to license fee expense over the estimated useful life of the asset on a straight-line basis through mid-2016. For the six months ended June 30, 2008, license fees and royalties also included royalties due to Otsuka America under our co-promotion agreement based upon our net product sales. Following the termination of our co-promotion agreement effective as of June 30, 2008, we are no longer obligated to pay royalties to Otsuka America.
     Research and Development. Research and development expenses were $6.4 million for the six months ended June 30, 2009 and $3.9 million for the six months ended June 30, 2008. The $2.5 million increase in our research and development expenses was primarily attributable to the two ongoing multi-center budesonide MMX phase III clinical trials currently being conducted under our strategic collaboration with Cosmo entered into in December 2008. We are responsible for one-half of the total out-of-pocket costs associated with these studies. In addition to the costs associated with our strategic collaboration with Cosmo, the increase in our research and development expenses was attributable to payment of the user fee associated with the submission of our 505(b)(2) NDA to the FDA for a new tablet formulation we intend to add to our Zegerid family of branded prescription pharmaceutical products. These increases in our research and development expenses were offset in part by a decrease in manufacturing development costs associated with the new tablet formulation.
     Research and development expenses have historically consisted primarily of costs associated with clinical trials of our products under development as well as clinical studies designed to further differentiate our Zegerid products from those of our competitors, development of and preparation for commercial manufacturing of our products, compensation and other expenses related to research and development personnel and facilities expenses. In connection with our strategic collaboration with Cosmo entered into in December 2008, we are developing two product candidates targeting lower GI conditions. Budesonide MMX is an oral corticosteroid and is currently being investigated in two multi-center phase III clinical trials for the induction of remission of mild or moderate active ulcerative colitis. Assuming successful and timely completion of the clinical program, we plan to submit an NDA for budesonide MMX to the FDA in the second half of 2011. Rifamycin SV MMX is a broad spectrum, semi-synthetic antibiotic and has been investigated in a phase II clinical program for traveler’s diarrhea. Assuming successful and timely completion of certain non-clinical and pharmacokinetic clinical activities, we would then expect to file an investigational new drug application with the FDA and initiate a planned phase III U.S. clinical trial program in traveler’s diarrhea in the first half of 2010. We are unable to estimate with any certainty the research and development costs that we may incur in the future. We have also committed, in connection with the approval of our NDAs for Zegerid Powder for Oral Suspension, to evaluate the product in pediatric populations, including pharmacokinetic/pharmacodynamic, or PK/PD, and safety studies. In the future, we may conduct additional clinical trials to further differentiate our Zegerid family of products, as well as conduct research and development related to any future products that we may in-license or otherwise acquire. Although we are currently focused primarily on advancing our Zegerid family of products and development of the budesonide MMX and rifamycin SV MMX product candidates, we anticipate that we will make determinations as to which development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific, clinical and commercial merits of each project.

     Selling, General and Administrative. Selling, general and administrative expenses were $54.1 million for the six months ended June 30, 2009 and $52.3 million for the six months ended June 30, 2008. The $1.8 million increase in our selling, general and administrative expenses was primarily attributable to an increase in legal fees primarily due to the patent infringement litigation against Par, costs associated with the advertising and promotion of the Glumetza products. These increases in our selling, general and administrative expenses were offset in part by a decrease in costs associated with advertising and promotional activities related to our Zegerid products, decreased meeting costs and decreased fuel costs associated with our leased vehicles.
     Interest Income. Interest income was $154,000 for the six months ended June 30, 2009 and $823,000 for the six months ended June 30, 2008. The $669,000 decrease in interest income was primarily attributable to a lower rate of return on our cash, cash equivalents and short-term investments and lower average cash balances.
     Interest Expense. Interest expense was $228,000 for the six months ended June 30, 2009 and was comprised primarily of interest due in connection with our revolving credit facility with Comerica.
     Income Tax Expense. Income tax expense was $222,000 for the six months ended June 30, 2009, and there was no income tax expense for the six months ended June 30, 2008. We generated estimated pre-tax income for the six months ended June 30, 2009 as compared to an estimated pre-tax loss for the six months ended June 30, 2008.
Liquidity and Capital Resources
     As of June 30, 2009, cash, cash equivalents and short-term investments were $57.5 million, compared to $52.0 million as of December 31, 2008, an increase of $5.5 million. This net increase resulted from our net income for the six months ended June 30, 2009, adjusted for non-cash charges and changes in operating assets and liabilities. Additionally, in the six months ended June 30, 2009, we reclassified the fair value of our auction rate securities, or ARS, and auction rate securities rights, or ARS Rights, totaling an aggregate of $4.2 million, from long-term to short-term investments reflecting our intent to exercise the ARS Rights in the next 12 months. The ARS Rights permit us to require our investment provider to purchase our ARS at par value at any time during the period June 30, 2010 through July 2, 2012.
     Net cash provided by operating activities was $982,000 for the six months ended June 30, 2009, and net cash used in operating activities was $9.1 million for the six months ended June 30, 2008. The primary source of cash for the six months ended June 30, 2009 resulted from our net income for the period adjusted for non-cash expenses, including $1.1 million in depreciation and amortization and $2.4 million in stock-based compensation, and changes in operating assets and liabilities. The primary use of cash for the six months ended June 30, 2008 resulted from our net loss for the period adjusted for non-cash expenses, including $308,000 in depreciation and amortization and $2.2 million in stock-based compensation, and changes in operating assets and liabilities. Significant working capital uses of cash for the six months ended June 30, 2009 included decreases in deferred revenue and increases in accounts receivable, offset in part by an increase in the allowance for product returns. Significant working capital uses of cash for the six months ended June 30, 2008 included decreases in deferred revenue and increases in accounts receivable, offset in part by an increase in the allowance for product returns and increases in accounts payable and accrued liabilities primarily driven by an increase in accrued rebates.
     Net cash used in investing activities was $2.9 million for the six months ended June 30, 2009 and $695,000 for the six months ended June 30, 2008. These activities consisted primarily of purchases and maturities of short-term investments and purchases of property and equipment.
     Net cash provided by financing activities was $375,000 for the six months ended June 30, 2009 and $432,000 for the six months ended June 30, 2008 consisting of proceeds from the issuance of common stock under our employee stock purchase plan and the exercise of stock options.
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

     We currently rely on Norwich Pharmaceuticals, Inc. as our manufacturer of Zegerid Capsules and Patheon, Inc. as our manufacturer of Zegerid Powder for Oral Suspension. We also purchase commercial quantities of omeprazole, an active ingredient in our Zegerid products, from Union Quimico Farmaceutica, S.A. At June 30, 2009, we had finished goods and raw materials inventory purchase commitments of approximately $2.6 million.
     The following summarizes our long-term contractual obligations as of June 30, 2009, excluding potential sales-based royalty obligations and milestone payments under our agreements with the University of Missouri, Depomed and Cosmo which are described below:

	Payments Due by Period
		Less than
		One Year
		(Remainder	One to	Four to
Contractual Obligations	Total	of 2009)	Three Years	Five Years	Thereafter
		(in thousands)
Operating leases	$5,185	$1,045	$4,060	$80	$—
Other long-term contractual obligations	170	—	170	—	—

Total	$5,355	$1,045	$4,230	$80	$—

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
     Under our license agreement, stock issuance agreement and registration rights agreement with Cosmo entered into in December 2008, Cosmo is entitled to receive up to a total of $9.0 million in clinical and regulatory milestones for the initial indications for the licensed products, up to $6.0 million in clinical and regulatory milestones for a second indication for rifamycin SV MMX and up to $57.5 million in commercial milestones. The milestones may be paid in cash or through issuance of additional shares of our common stock, at Cosmo’s option, subject to certain limitations. We will pay tiered royalties to Cosmo ranging from 12% to 14% on net sales of any licensed products we sell. We will be responsible for one-half of the total out-of-pocket costs associated with the two ongoing budesonide MMX multi-center phase III clinical trials, and we will have primary responsibility for the out-of-pocket costs for the planned rifamycin SV MMX phase III U.S. clinical trial program.
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
     Based on our assessment of the overall cost associated with continued participation, we have recently elected to terminate our existing Medicaid drug rebate agreements, effective as of October 2009. Although we believe the termination of these agreements will not have an unfavorable impact on our business and financial results, we cannot be certain. Since we will no longer be participating in the Medicaid segment of the market, we expect to experience a reduction in Zegerid prescription levels on at least a short term basis, and termination of these agreements may also negatively impact physician prescribing practices over a longer term period.
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
     In July 2006, we entered into our loan agreement with Comerica, which was subsequently amended in July 2008, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $25.0 million. In December 2008, we drew down $10.0 million under the loan agreement. The revolving loan bears interest at a variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” plus 0.50%, which as of June 30, 2009 was 3.75%. Interest payments on advances made under the loan agreement are due and payable in arrears on the first calendar day of each month during the term of the loan agreement. Amounts borrowed under the loan agreement may be repaid and re-borrowed at any time prior to July 11, 2011. There is a non-refundable unused commitment fee equal to 0.50% per annum on the difference between the amount of the revolving line and the average daily balance outstanding thereunder during the term of the loan agreement, payable quarterly in arrears. The loan agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the loan agreement.
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
     As of June 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (an amendment of Accounting Research Bulletin, or ARB, No. 51). SFAS No. 160 requires that noncontrolling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. This statement is effective for fiscal years beginning after December 31, 2008, and shall be applied prospectively. However, the presentation and disclosure requirements of SFAS No. 160 are required to be applied retrospectively for all periods presented. The retrospective presentation and disclosure requirements of this statement will be applied to any prior periods presented in financial statements for the fiscal year ending December 31, 2009, and later periods during which we have a consolidated subsidiary with a noncontrolling interest. As of June 30, 2009, we do not have any consolidated subsidiaries in which there is a noncontrolling interest.
Caution on Forward-Looking Statements
     Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance that are not historical facts are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to increase market demand for, and sales of, our Zegerid® and Glumetza® products; the scope and validity of patent protection for our products, including the timing and outcome of our patent infringement lawsuit against Par Pharmaceutical, Inc., and our ability to commercialize products without infringing the patent rights of others; whether we are successful in generating revenue under our strategic alliances, including our over-the-counter, or OTC, license agreement with Schering-Plough Healthcare Products, Inc., or Schering-Plough, and our license and distribution agreements with Glaxo Group Limited, an affiliate of GlaxoSmithKline plc; whether the Food and Drug Administration, or FDA, ultimately approves Schering-Plough’s new drug application, or NDA, in a timely manner or at all; our ability to successfully develop (including successful completion of the ongoing and planned phase III clinical trials) and obtain regulatory approval for our budesonide MMX® and rifamycin SV MMX product candidates in a timely manner or at all; whether the FDA completes its review and approves the NDA for the new tablet formulation of our Zegerid products in a timely manner or at all; adverse side effects or inadequate therapeutic efficacy of our products or products we promote that could result in product recalls, market withdrawals or product liability claims; competition from other pharmaceutical or biotechnology companies and evolving market dynamics, including the impact of currently available generic prescription and OTC proton pump inhibitor, or PPI, products and the introduction of additional generic or branded PPI products; our ability to further diversify our sources of revenue and product portfolio; other difficulties or delays relating to the development, testing, manufacturing and marketing of, and obtaining and maintaining regulatory approvals for, our and our strategic partners’ products; fluctuations in quarterly and annual results; our ability to obtain additional financing as needed to support our operations or future product acquisitions; the impact of the recent turmoil in the financial markets; and other risks detailed below under Part II — Item 1A — Risk Factors.
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
     Under the terms of our loan agreement with Comerica Bank, or Comerica, the interest rate applicable to any amounts borrowed by us under the credit facility will be, at our election, indexed to either Comerica’s prime rate or the LIBOR rate. If we elect Comerica’s prime rate for all or any portion of our borrowings, the interest rate will be variable, which would expose us to the risk of increased interest expense if interest rates rise. If we elect the LIBOR rate for all or any portion of our borrowings, such LIBOR rate will remain fixed only for a specified, limited period of time after the date of our election, after which we will be required to repay the borrowed amount, or elect a new interest rate indexed to either Comerica’s prime rate or the LIBOR rate. The new rate may be higher than the earlier interest rate applicable under the loan agreement. As of June 30, 2009, the balance outstanding under the credit facility was $10.0 million, and we had elected the “prime rate” plus 0.50% interest rate option, which was 3.75% as of June 30, 2009. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 1% increase or decrease in the interest rate under the loan agreement would not materially affect our interest expense at our current level of borrowing.

     In addition to market risk related to our loan agreement with Comerica, we are exposed to market risk primarily in the area of changes in U.S. interest rates and conditions in the credit markets, particularly because the majority of our investments are in short-term marketable securities. We do not have any material foreign currency or other derivative financial instruments. Our short-term investment securities have consisted of corporate debt securities and government agency securities which are classified as available-for-sale and therefore reported on the balance sheet at estimated market value. As of June 30, 2009, our short-term investments also included AAA-rated auction rate securities, or ARS, issued by state municipalities. Our ARS are debt instruments with a long-term maturity and an interest rate that is reset in short-term intervals through auctions. The conditions in the global credit markets have prevented many investors from liquidating their holdings of ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.
     Due to conditions in the global credit markets, our ARS, representing a par value of approximately $4.3 million, had insufficient demand resulting in multiple failed auctions since early 2008. As a result, these affected securities are currently not liquid and the interest rates have been reset to predetermined higher rates.
     In October 2008, we received an offer of Auction Rate Securities Rights, or ARS Rights, from our investment provider, UBS Financial Services, Inc., a subsidiary of UBS AG, or UBS. In November 2008, we accepted the ARS Rights offer. The ARS Rights permit us to require UBS to purchase our ARS at par value at any time during the period of June 30, 2010 through July 2, 2012. If we do not exercise our ARS Rights, the ARS will continue to accrue interest as determined by the auction process or, if the auction fails, by the terms of the ARS. If the ARS Rights are not exercised before July 2, 2012 they will expire and UBS will have no further obligation to buy our ARS. UBS has the discretion to purchase or sell our ARS at any time without prior notice so long as we receive a payment at par upon any sale or disposition. UBS will only exercise its discretion to purchase or sell our ARS for the purpose of restructurings, dispositions or other solutions that will provide us with par value for our ARS. As a condition to accepting the offer of ARS Rights, we released UBS from all claims except claims for consequential damages relating to its marketing and sales of ARS. We also agreed not to serve as a class representative or receive benefits under any class action settlement or investor fund. We intend to exercise the ARS Rights within the next 12 months.
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
     A bench trial for the consolidated lawsuit was held in July 2009. During the trial, the court ruled in favor of Santarus and the University of Missouri on the issue of infringement. The court has not yet ruled on Par’s defenses of invalidity and inequitable conduct, and post-trial briefs are due on August 14, 2009.
     Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the outcome of the litigation. The court may render its decision at any time after the filing of the post-trial briefs, which may be before or after the expiration of the applicable 30-month stays. Any adverse outcome in this litigation could result in one or more generic versions of Zegerid Capsules and/or Zegerid Powder for Oral Suspension being launched before the expiration of the listed patents in July 2016, which could adversely affect our ability to successfully execute our business strategy to maximize the value of Zegerid Capsules and Zegerid Powder for Oral Suspension and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows. An adverse outcome may also impact the patent protection for the products being commercialized pursuant to our strategic alliances with Glaxo Group Limited, an affiliate of GlaxoSmithKline, plc, and Schering-Plough Healthcare Products, Inc., which in turn may impact the amount of, or our ability to receive, milestone payments and royalties under those agreements. In addition, even if we prevail, the litigation will be costly, time-consuming and distracting to management, which could have a material adverse effect on our business.
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
     In the near-term, the success of our business will depend on many factors, including:
•	whether we are able to increase market demand for, and sales of, our currently marketed prescription products — Zegerid® (omeprazole/sodium bicarbonate) Capsules and Powder for Oral Suspension and Glumetza® (metformin hydrochloride extended release tablets);
•	whether we are able to maintain patent protection for our products, including whether we obtain a favorable outcome in our litigation against Par Pharmaceutical, Inc., or Par, for infringement of patents covering Zegerid Capsules and Zegerid Powder for Oral Suspension;
•	whether we are successful in generating revenue under our strategic alliances, including our over-the-counter, or OTC, license agreement with Schering-Plough Healthcare Products, Inc., or Schering-Plough, and our license and distribution agreements with Glaxo Group Limited, an affiliate of GlaxoSmithKline plc, or GSK; and
•	whether we are successful in progressing the development and commercialization of our development products, including the budesonide MMX® and rifamycin SV MMX product candidates and the new tablet formulation of our Zegerid prescription products, in a timely manner.
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
     We anticipate that in the near term our ability to generate revenues will depend in large part on the commercial success of our currently marketed Zegerid and Glumetza prescription products, which in turn, will depend on several factors, including our ability to:
•	successfully increase market demand for, and sales of, these products through the promotional efforts of our own sales force, the contract sales representatives under our agreement with inVentiv Commercial Services, LLC, or inVentiv, and any other promotional arrangements that we may later establish;
•	successfully maintain patent protection for these products, including whether we obtain a favorable outcome in our litigation against Par for infringement of patents covering our Zegerid Capsules and Zegerid Powder for Oral Suspension products;
•	obtain greater acceptance of the products by physicians and patients and obtain and maintain distribution at the retail level;

•	maintain adequate levels of reimbursement coverage for our products from third-party payors, particularly in light of the availability of other branded and generic competitive products;

•	establish and maintain agreements with wholesalers and distributors on commercially reasonable terms; and

•	maintain commercial manufacturing arrangements with third-party manufacturers as necessary to meet commercial demand for the products.
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

     Under these agreements, we depend on the efforts of GSK and Schering-Plough, and we have limited control over their commercialization efforts. For example, GSK and Schering-Plough may not commercialize products as fast as we would like or as fast as the market may expect and may not generate the level of sales that we would like. GSK is currently distributing and selling our Zegerid prescription products in Puerto Rico and the U.S. Virgin Islands and is working to prepare the filings necessary to obtain marketing approval authorization in various countries covered by the license agreement, and we cannot be certain that GSK will be successful in those efforts. In January 2009, Schering-Plough received a complete response letter from the U.S. Food and Drug Administration, or FDA, which outlined questions that the FDA identified during its review of Schering-Plough’s new drug application, or NDA, for its first product under the license agreement. Schering-Plough submitted a response to the FDA in June 2009 and has received notification from the FDA of a December 2009 action date. We cannot be certain that Schering-Plough will ultimately receive FDA approval for a licensed product in a timely manner or at all. In addition, The Proctor & Gamble Company has submitted two Citizen Petitions to the FDA raising certain issues related to the potential approval and labeling of Schering-Plough’s proposed Zegerid brand OTC drug product. The first Citizen Petition specifically concerns OTC Zegerid. In June, the FDA denied that petition without comment on the basis that substantively responding to the petition would interfere with the process for regulatory review of NDAs. The second Citizen Petition more generally concerns OTC proton-pump inhibitors. The FDA has not yet responded to that petition, but could do so at any time. We cannot be certain about the impact, if any, that the Citizen Petitions will have on Schering-Plough’s development efforts.
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
     With regard to budesonide MMX, two multicenter phase III clinical trials are being conducted to evaluate the product candidate for the induction of remission in patients with mild or moderate active ulcerative colitis in North America and Europe, both of which are intended to support U.S. regulatory approval. We are responsible for overseeing one of the phase III trials. Assuming timely enrollment, we currently anticipate that we will have preliminary results from the phase III clinical program, excluding the safety extension trial, during the first half of 2010. Assuming successful and timely completion of the phase III clinical program and safety extension trial, we plan to submit an NDA for budesonide MMX to the FDA in the second half of 2011.
     With regard to rifamycin SV MMX, Cosmo is currently conducting various pre-IND activities, including a multiple-dose PK clinical study and a single dose food effect clinical study in healthy volunteers, as well as a genotoxicity study in an appropriate animal species and a reproductive toxicity study. Assuming successful and timely completion of those activities, we would then expect to file an IND and initiate a planned phase III U.S. clinical trial program in traveler’s diarrhea in the first half of 2010. It is anticipated that a European phase III clinical trial in the same indication will be conducted by Cosmo’s European partner Dr. Falk Pharma. The phase III trials are intended to support U.S. regulatory approval.
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
     In January 2009, we submitted a 505(b)(2) NDA for a new tablet formulation of our Zegerid prescription products, which NDA was accepted for filing by the FDA in April 2009. Pursuant to Prescription Drug User Fee Act, or PDUFA, guidelines, we expect the FDA will complete its review or otherwise respond to the NDA by December 4, 2009. As part of its review, the FDA may request additional information from us, including data from additional clinical trials. Ultimately, the FDA may not approve the tablet product in a timely manner or at all. Any failure to obtain FDA approval or delay associated with the FDA’s review process could adversely impact our ability to commercialize this product, which in turn could adversely impact our business, financial condition and results of operations.
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
     In addition, various companies are developing new products that may compete with our Zegerid prescription and OTC products in the future, including new PPIs, motility agents, reversible acid inhibitors, cytoprotective compounds and products that act on the lower esophageal sphincter, or LES. For example, Novartis AG has announced that it received FDA approval to market an OTC version of Takeda’s Prevacid prescription PPI product and that it intends to launch that product in 2009.
     Similarly, the Glumetza prescription products compete with many other products, including:
•	other branded immediate-release and extended-release metformin products (such as Fortamet®, Glucophage® and Glucophage XR®);

•	generic immediate-release and extended-release metformin products; and

•	other prescription diabetes treatments.
     In addition, various companies are developing new products that may compete with the Glumetza products in the future. For example, Depomed has announced that it has licensed rights to Merck to develop products combining sitagliptin, the active ingredient in Merck’s Januvia® product, with extended-release metformin utilizing Depomed’s extended-release technology.
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
     Based on our assessment of the overall cost associated with continued participation, we have recently elected to terminate our existing Medicaid drug rebate agreements, effective as of October 2009. Although we believe the termination of these agreements will not have an unfavorable impact on our business and financial results, we cannot be certain. Since we will no longer be participating in the Medicaid segment of the market, we expect to experience a reduction in Zegerid prescription levels on at least a short term basis, and termination of these agreements may also negatively impact physician prescribing practices over a longer term period.

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
     Our wholesaler customers for our Zegerid products include some of the nation’s leading wholesale pharmaceutical distributors, such as Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, and major drug chains. Sales to Cardinal, McKesson and AmerisourceBergen accounted for approximately 30%, 27% and 16%, respectively, of our annual revenues during 2008 and 31%, 27% and 16%, respectively, of our revenues for the six months ended June 30, 2009. The loss of any of these wholesaler customers’ accounts or a material reduction in their purchases could harm our business, financial condition or results of operations. In addition, we may face pricing pressure from our wholesaler customers.
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
     For the Glumetza products, we rely on Depomed to oversee product manufacturing and supply. In turn, Depomed relies on a single third-party manufacturer for each of the Glumetza products. For our budesonide MMX and rifamycin SV MMX product candidates, we rely on Cosmo to manufacture and supply all of our drug product requirements.
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
     There have been a number of legislative and regulatory proposals aimed at changing the healthcare system and pharmaceutical industry, including reductions in the cost of prescription products, changes in the levels at which consumers and healthcare providers are reimbursed for purchases of pharmaceutical products, proposals concerning reimportation of pharmaceutical products and proposals concerning safety matters. For example, in an attempt to protect against counterfeit drugs, the federal government and numerous states have enacted pedigree legislation. In particular, California has enacted legislation that requires development of an electronic pedigree to track and trace each prescription drug at the saleable unit level through the distribution system. California’s electronic pedigree requirement is scheduled to take effect beginning in January 2015. Compliance with California and future federal or state electronic pedigree requirements will likely require an increase in our operational expenses and will likely be administratively burdensome.
     It is also possible that other proposals will be adopted, particularly in light of the 2008 presidential and congressional elections and the agenda of the new administration. For example, the U.S. Congress is considering a number of legislative and regulatory proposals with an objective of ultimately reducing healthcare costs. Legislative and regulatory actions under consideration in the U.S. include health care reform initiatives that could significantly alter the market for pharmaceuticals (such as private health insurance expansion, the creation of competing public health insurance plans, a variety of proposals that would reduce government expenditures for prescription drugs to help finance healthcare reform, or the eventual transition of the U.S. multiple payer system to a single payer system). Other actions under consideration include proposals for government intervention in pharmaceutical pricing under Medicare, changes in government reimbursement, increasing rebates that pharmaceutical manufacturers pay to Medicaid, an abbreviated approval process for “follow-on” biologics, and legalization of commercial drug importation into the U.S. The enactment of any cost containment measures could result in decreased net revenues from our pharmaceutical products and decrease potential returns from our research and development efforts. It has also been reported that the new presidential administration may be seeking to curb practices that extend the period of market exclusivity for pharmaceuticals, which may include applications for new indications or product enhancements. As a result of these and other new proposals, we may determine to change our current manner of operation, provide additional benefits or change our contract arrangements, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
     We are a small company and, as of June 30, 2009, had 343 employees. Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical, manufacturing, product development, business development and sales and marketing personnel. We, as well as inVentiv, our contract sales provider, may not be able to recruit and retain qualified personnel in the future, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results.
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
The timing and any potential negative outcome in the ongoing patent litigation with Par could adversely affect our financial condition and results of operations as it could result in the introduction of generic products prior to the expiration of the patents for Zegerid Capsules and Zegerid Powder for Oral Suspension, as well as in significant legal expenses and diversion of management time.
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
     We commenced each of the lawsuits against Par within the applicable 45 day period required to automatically stay, or bar, the FDA from approving Par’s ANDAs for 30 months or until a district court decision that is adverse to the asserted patents, whichever may occur earlier. The 30-month stay with regard to Zegerid Capsules expires in February 2010 and the 30-month stay with regard to Zegerid Powder for Oral Suspension expires in May/June 2010. If the litigation is still ongoing after expiration of the applicable 30-month stay, the termination of the stay could result in the introduction of one or more products generic to Zegerid Capsules and/or Zegerid Powder for Oral Suspension prior to resolution of the litigation.
     A bench trial for the consolidated lawsuit was held in July 2009. During the trial, the court ruled in favor of Santarus and the University of Missouri on the issue of infringement. The court has not yet ruled on Par’s defenses of invalidity and inequitable conduct, and post-trial briefs are due on August 14, 2009.
     Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the timing or outcome of the litigation. The court may render its decision at any time after the filing of the post-trial briefs, which may be before or after the expiration of the applicable 30-month stays. Any adverse outcome in this litigation could result in one or more generic versions of Zegerid Capsules and/or Zegerid Powder for Oral Suspension being launched before the expiration of the listed patents in July 2016, which could adversely affect our ability to successfully execute our business strategy to maximize the value of Zegerid Capsules and Zegerid Powder for Oral Suspension and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows. An adverse outcome may also impact the patent protection for the products being commercialized pursuant to our strategic alliances with GSK and Schering-Plough, which in turn may impact the amount of, or our ability to receive, milestone payments and royalties under those agreements. In addition, even if we prevail, the litigation will be costly, time-consuming and distracting to management, which could have a material adverse effect on our business.
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
     The extent of our future operating losses and our ability to attain and sustain profitability are highly uncertain. We have been engaged in developing and commercializing drugs and have generated significant operating losses since our inception in December 1996. Our commercial activities and continued product development and clinical activities will require significant expenditures. For the six months ended June 30, 2009, we recognized $70.7 million in total revenues, and, as of

June 30, 2009, we had an accumulated deficit of $320.2 million. We may incur additional operating losses and capital expenditures as we support the continued marketing of the Zegerid and Glumetza products and any other products we commercialize, and continue our product development and clinical research programs.
     In addition, any adverse outcome in the litigation against Par could result in one or more generic versions of Zegerid Capsules and/or Zegerid Powder for Oral Suspension being launched before the expiration of the listed patents in July 2016. This could adversely affect our ability to successfully execute our business strategy to maximize the value of Zegerid Capsules and Zegerid Powder for Oral Suspension and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows. An adverse outcome may also impact the patent protection for the products being commercialized pursuant to our strategic alliances with GSK and Schering-Plough, which in turn may impact the amount of, or our ability to receive, milestone payments and royalties under those agreements.
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
     Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the commercial success of, and demand for currently marketed products, as well as the success and costs of our development programs are uncertain and therefore our future prospects are uncertain. The level of our revenues, if any, and results of operations at any given time will be based primarily on the following factors:

•	commercial success of the Zegerid and Glumetza prescription products;

•	the outcome of our patent infringement litigation against Par involving Zegerid Capsules and Zegerid Powder for Oral Suspension;

•	progress under the strategic alliances with GSK and Schering-Plough, including Schering-Plough’s ability to obtain regulatory approval for a licensed OTC product;

•	our ability to obtain regulatory approval for any future products we develop, including the new tablet formulation of our Zegerid prescription products, which has a PDUFA date of December 4, 2009;

•	results of clinical trials and other development programs, including the ongoing and planned clinical trials for the budesonide MMX and rifamycin SV MMX product candidates, and our ability to establish safety and efficacy for our development products;

•	interruption in the manufacturing or distribution of our products;

•	timing of new product offerings, acquisitions, licenses or other significant events by us, GSK, Schering-Plough or our competitors;

•	legislative changes affecting the products we may offer or those of our competitors; and

•	the effect of competing technological and market developments.
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
     As of June 30, 2009, our short-term investments included AAA-rated auction rate securities, or ARS, issued by state municipalities. Our ARS are debt instruments with a long-term maturity and an interest rate that is reset in short-term intervals through auctions. The conditions in the global credit markets have prevented many investors from liquidating their holdings of ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.
     Due to conditions in the global credit markets, our ARS, representing a par value of approximately $4.3 million, had insufficient demand resulting in multiple failed auctions since early 2008. As a result, these affected securities are currently not liquid and the interest rates have been reset to predetermined higher rates.
     In October 2008, we received an offer of Auction Rate Securities Rights, or ARS Rights, from our investment provider, UBS Financial Services, Inc., a subsidiary of UBS AG, or UBS. In November 2008, we accepted the ARS Rights offer. The ARS Rights permit us to require UBS to purchase our ARS at par value at any time during the period of June 30, 2010 through July 2, 2012. If we do not exercise our ARS Rights, the ARS will continue to accrue interest as determined by the auction process or, if the auction fails, by the terms of the ARS. If the ARS Rights are not exercised before July 2, 2012 they will expire and UBS will have no further obligation to buy our ARS. UBS has the discretion to purchase or sell our ARS at any time without prior notice so long as we receive a payment at par upon any sale or disposition. UBS has agreed to only exercise its discretion to purchase or sell our ARS for the purpose of restructurings, dispositions or other solutions that will provide us with par value for our ARS. As a condition to accepting the offer of ARS Rights, we released UBS from all claims except claims for consequential damages relating to its marketing and sales of ARS. We also agreed not to serve as a class representative or receive benefits under any class action settlement or investor fund. We intend to exercise the ARS Rights within the next 12 months.
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
     The market prices for securities of specialty biopharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. For example, during the year ended December 31, 2008, the trading prices for our common stock ranged from a high of $3.24 to a low of $1.23, and on June 30, 2009, the closing trading price for our common stock was $2.82. In addition, we have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Furthermore, our loan agreement with Comerica prohibits us from paying dividends. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment.
     The trading price of our common stock may continue to fluctuate substantially as a result of one or more of the following factors:
•	announcements concerning our commercial progress and activities, including sales trends, or concerning our product development programs, results of our clinical trials or status of our regulatory submissions;

•	the outcome of our pending patent infringement litigation against Par involving Zegerid Capsules and Zegerid Powder for Oral Suspension;

•	regulatory developments and related announcements in the U.S., including announcements by the FDA, and foreign countries;

•	other disputes or developments concerning proprietary rights, including patents and trade secrets, litigation matters, and our ability to patent or otherwise protect our products and technologies;

•	developments, including progress or delays, pursuant to our strategic alliances with GSK and Schering-Plough;

•	conditions or trends in the pharmaceutical and biotechnology industries;

•	fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	changes in, or our failure to meet or exceed, investors’ and securities analysts’ expectations;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	actual or anticipated fluctuations in our or our competitors’ quarterly or annual operating results;

•	announcements concerning borrowings under our loan agreement, takedowns under our existing universal shelf registration statement or other developments relating to the loan agreement, universal shelf registration statement or our other financing activities;

•	our entering into licenses, strategic partnerships and similar arrangements, or the termination of such arrangements;

•	acquisition of products or businesses by us or our competitors;

•	announcements made by, or events affecting, our strategic partners, our contract sales force provider, our suppliers or other third parties that provide services to us;

•	litigation and government inquiries; or

•	economic and political factors, including wars, terrorism and political unrest.
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
     Not applicable.
Issuer Purchases of Equity Securities
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     (a) Our 2009 annual meeting of stockholders was held on June 11, 2009.
     (b) The following Class III directors were elected at the 2009 annual meeting:

Name	Position	Term Expires
Gerald T. Proehl	Class III director	2012
David F. Hale	Class III director	2012
Ted W. Love	Class III director	2012
     The following Class I and Class II directors continue to serve their respective terms which will expire on the date of our annual meeting of stockholders in the year as noted:

Name	Position	Term Expires
Daniel D. Burgess	Class I director	2010
Michael G. Carter	Class I director	2010
Michael E. Herman	Class II director	2011
Kent Snyder	Class II director	2011
(c)	At our 2009 annual meeting, our stockholders voted on two matters with the following voting results:
•	the election of three Class III directors for a term of three years expiring in 2012:

Name	For	Withheld
Gerald T. Proehl	51,893,416	2,377,760
David F. Hale	47,398,362	6,872,814
Ted W. Love	51,851,168	2,420,008
•	the ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2009:

For	Against	Abstain	Broker Non-Votes
54,006,273	232,431	32,471	—

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
     Dated: August 3, 2009

/s/ Debra P. Crawford
Debra P. Crawford,
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)