Form 10-Q
period 2009-09-30
SANTARUS INC
filed 2009-11-05
CIK 1172480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of October 30, 2009 was 58,075,151.

SANTARUS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Santarus, Inc.
Condensed Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,465	$49,886
Short-term investments	5,382	2,151
Accounts receivable, net	17,480	13,366
Inventories, net	5,100	5,230
Prepaid expenses and other current assets	5,188	3,826

Total current assets	89,615	74,459

Long-term restricted cash	1,400	1,400
Long-term investments	—	4,250
Property and equipment, net	893	988
Intangible assets, net	10,125	11,250
Other assets	7	137

Total assets	$102,040	$92,484

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$55,095	$53,109
Allowance for product returns	12,248	10,251
Current portion of deferred revenue	1,216	7,365

Total current liabilities	68,559	70,725

Deferred revenue, less current portion	2,604	2,436
Long-term debt	10,000	10,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2009 and December 31, 2008; no shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at September 30, 2009 and December 31, 2008; 58,072,735 and 57,799,588 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	6	6
Additional paid-in capital	335,773	331,831
Accumulated other comprehensive income	—	2
Accumulated deficit	(314,902)	(322,516)

Total stockholders’ equity	20,877	9,323

Total liabilities and stockholders’ equity	$102,040	$92,484

See accompanying notes.

Santarus, Inc.
Condensed Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Product sales, net	$31,488	$28,106	$87,032	$71,475
Promotion revenue	6,749	1,377	16,929	4,758
License and royalty revenue	1,216	2,726	6,149	16,447

Total revenues	39,453	32,209	110,110	92,680
Costs and expenses:
Cost of product sales	2,009	1,924	5,993	5,320
License fees and royalties	2,017	3,619	5,695	9,717
Research and development	3,441	2,274	9,814	6,221
Selling, general and administrative	26,331	28,521	80,383	80,788

Total costs and expenses	33,798	36,338	101,885	102,046

Income (loss) from operations	5,655	(4,129)	8,225	(9,366)
Other income (expense):
Interest income	25	177	179	1,000
Interest expense	(117)	—	(345)	—

Total other income (expense)	(92)	177	(166)	1,000

Income (loss) before income taxes	5,563	(3,952)	8,059	(8,366)
Income tax expense	223	—	445	—

Net income (loss)	$5,340	$(3,952)	$7,614	$(8,366)

Net income (loss) per share:
Basic	$0.09	$(0.08)	$0.13	$(0.16)

Diluted	$0.09	$(0.08)	$0.13	$(0.16)

Weighted average shares outstanding used to calculate net income (loss) per share:
Basic	58,052,418	51,528,133	57,932,135	51,410,762
Diluted	60,109,860	51,528,133	59,018,999	51,410,762
See accompanying notes.

Santarus, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Operating activities
Net income (loss)	$7,614	$(8,366)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,563	834
Unrealized gain on trading securities, net	(46)	—
Stock-based compensation	3,494	3,205
Changes in operating assets and liabilities:
Accounts receivable, net	(4,113)	(2,780)
Inventories, net	130	248
Prepaid expenses and other current assets	(1,362)	(1,201)
Other assets	—	61
Accounts payable and accrued liabilities	1,986	5,005
Allowance for product returns	1,997	3,502
Deferred revenue	(5,981)	(14,197)

Net cash provided by (used in) operating activities	5,282	(13,689)

Investing activities
Purchases of short-term investments	(7,825)	(2,944)
Maturities of short-term investments	8,618	2,929
Redemption of long-term investments	250	—
Purchases of property and equipment	(193)	(688)
Acquisition of intangible assets	—	(12,000)

Net cash provided by (used in) investing activities	850	(12,703)

Financing activities
Exercise of stock options	116	6
Issuance of common stock, net	331	426

Net cash provided by financing activities	447	432

Increase (decrease) in cash and cash equivalents	6,579	(25,960)
Cash and cash equivalents at beginning of the period	49,886	58,382

Cash and cash equivalents at end of the period	$56,465	$32,422

See accompanying notes.

Santarus, Inc.
Notes to Condensed Financial Statements
(unaudited)
1. Organization and Business
     Santarus, Inc. (“Santarus” or the “Company”) is a specialty biopharmaceutical company focused on acquiring, developing and commercializing proprietary products that address the needs of patients treated by gastroenterologists and other physicians. Santarus was incorporated on December 6, 1996 as a California corporation and did not commence significant business activities until late 1998. On July 9, 2002, the Company reincorporated in the State of Delaware.
2. Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) related to the preparation of interim financial statements and the rules and regulations of the U.S. Securities and Exchange Commission related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all information and disclosures required by GAAP for complete financial statements. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Further, in connection with the preparation of the unaudited condensed financial statements in accordance with the Financial Accounting Standards Board’s (“FASB’s”) recently issued authoritative guidance on subsequent events, the Company evaluated subsequent events after the balance sheet date of September 30, 2009 through November 4, 2009, the date of this report.
     Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any future periods. For further information, please see the financial statements and related disclosures included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
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
3. Revenue Recognition
     The Company recognizes revenue when there is persuasive evidence that an arrangement exists, title has passed, the price is fixed or determinable, and collectibility is reasonably assured.
     Product Sales, Net. The Company received approval from the U.S. Food and Drug Administration (“FDA”) to market Zegerid ® (omeprazole/sodium bicarbonate) Capsules in 2006 for the treatment of heartburn and other symptoms associated with gastroesophageal reflux disease (“GERD”), treatment and maintenance of healing of erosive esophagitis and treatment of duodenal and gastric ulcers. The Company received approval from the FDA to market Zegerid (omeprazole/sodium bicarbonate) Powder for Oral Suspension for these same indications in 2004. In addition, Zegerid Powder for Oral Suspension is approved for the reduction of risk of upper gastrointestinal bleeding in critically ill patients, and is currently the only proton pump inhibitor (“PPI”) product approved for this indication. The Company commercially launched Zegerid Capsules in early 2006 and launched Zegerid Powder for Oral Suspension 20 mg in late 2004 and the 40 mg dosage strength in early 2005.
     The Company sells its Zegerid products primarily to pharmaceutical wholesale distributors. The Company is obligated to accept from customers products that are returned within six months of their expiration date or up to 12 months beyond their expiration date. The Company authorizes returns for expired or damaged products in accordance with its return goods policy and procedures. The Company issues credit to the customer for expired or damaged returned product. The Company rarely exchanges product from inventory for returned product. At the time of sale, the Company records its estimates for product returns as a reduction to revenue at full sales value with a corresponding increase in the allowance for product returns liability. Actual returns are recorded as a reduction to the allowance for product returns liability at sales value with a corresponding decrease in accounts receivable for credit issued to the customer.
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
     The Company’s allowance for product returns was $12.2 million as of September 30, 2009 and $10.3 million as of December 31, 2008. In order to provide a basis for estimating future product returns on sales to its customers at the time title transfers, the Company has been tracking its Zegerid products return history by individual production batches from the time of its first commercial product launch of Zegerid Powder for Oral Suspension 20 mg in late 2004, taking into consideration product expiration dating and estimated inventory levels in the distribution channel. The Company recognizes product sales at the time title passes to its customers, and the Company provides for an estimate of future product returns at that time based upon these historical product returns trends, analysis of product expiration dating and inventory levels in the distribution channel, and the other factors discussed above. There may be a significant time lag between the date the Company determines the estimated allowance and when it receives the product return and issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods.
     The Company’s allowance for rebates, chargebacks and other discounts was $37.5 million as of September 30, 2009 and $29.3 million as of December 31, 2008. These allowances reflect an estimate of the Company’s liability for rebates due to managed care organizations under specific contracts, rebates due to various governmental organizations under Medicaid and Medicare contracts and regulations, chargebacks due to various organizations purchasing the Company’s products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. The Company estimates its liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, the Company evaluates its outstanding contracts and applies the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, the Company projects the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicaid, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by the Company and/or its competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date the

Company determines the estimated allowance and when the Company makes the contractual payment or issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods. To date, actual results have not materially differed from the Company’s estimates.
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
4. Stock-Based Compensation
     For the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2009 and 2008, the Company recognized approximately $1.1 million, $1.0 million, $3.5 million and $3.2 million of total stock-based compensation, respectively. Stock-based compensation included approximately $355,000 for the nine months ended September 30, 2009 related to stock options containing performance-based vesting. As of September 30, 2009, total unrecognized compensation cost related to stock options and employee stock purchase plan rights was approximately $5.9 million, and the weighted average period over which it was expected to be recognized was 2.1 years. In March 2009, the Company granted options to purchase an aggregate of 2,558,370 shares of its common stock in connection with annual option grants to all eligible employees. These stock options vest over a four-year period from the date of grant. In addition, in March and June 2009, the Company granted options to purchase an aggregate of 406,500 shares of its common stock to non-employee directors of the Company, which vest over a one-year period from the date of grant.
5. Comprehensive Income (Loss)
     Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss), specifically unrealized gains and losses on securities available-for-sale. Comprehensive income (loss) consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$5,340	$(3,952)	$7,614	$(8,366)
Unrealized loss on investments	(2)	(116)	(2)	(404)

Comprehensive income (loss)	$5,338	$(4,068)	$7,612	$(8,770)

6. Net Income (Loss) Per Share
     Basic income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, preferred stock, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted income (loss) per share when their effect is dilutive. Potentially dilutive securities totaling 10.0 million shares and 11.4 million shares for the three months ended September 30, 2009 and 2008 and 11.0 million shares and 10.8 million shares for the nine months ended September 30, 2009 and 2008, respectively, were excluded from the calculation of diluted income (loss) per share because of their anti-dilutive effect.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net income (loss) (in thousands)	$5,340	$(3,952)	$7,614	$(8,366)

Denominator:
Weighted average common shares outstanding	58,052,418	51,528,133	57,932,135	51,412,154
Weighted average unvested common shares subject to repurchase	—	—	—	(1,392)

Denominator for basic net income (loss) per share	58,052,418	51,528,133	57,932,135	51,410,762

Net effect of dilutive common stock equivalents	2,057,442	—	1,086,864	—

Denominator for diluted net income (loss) per share	60,109,860	51,528,133	59,018,999	51,410,762

Net income (loss) per share
Basic	$0.09	$(0.08)	$0.13	$(0.16)

Diluted	$0.09	$(0.08)	$0.13	$(0.16)

7. Segment Reporting
     Management has determined that the Company operates in one business segment which is the acquisition, development and commercialization of pharmaceutical products.
8. Fair Value Measurements
     The authoritative guidance for fair value measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
     The Company’s financial assets measured at fair value on a recurring basis at September 30, 2009 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$40,501	$—	$—	$40,501
U.S. Treasury securities	503	—	—	503
U.S. government sponsored enterprise securities	—	18,197	—	18,197
Municipal debt obligations — auction rate securities	—	—	3,553	3,553
Auction rate securities rights	—	—	493	493

	$41,004	$18,197	$4,046	$63,247

     Level 3 assets held as of September 30, 2009 include municipal debt obligations with an auction rate reset mechanism issued by state municipalities. These auction rate securities (“ARS”) are AAA-rated debt instruments with long-term maturity dates ranging from 2034 to 2042 and interest rates that are reset at short-term intervals (every 28 days) through auctions. Due to conditions in the global credit markets, these securities, representing a par value of approximately $4.1 million, had insufficient demand resulting in multiple failed auctions since early 2008. As a result, these affected securities are currently not liquid.
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
     Typically the fair value of ARS approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS at the maximum contractual rates, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS and its ARS Rights as of September 30, 2009. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the ARS and ARS Rights.
     In 2008, the Company elected to measure the ARS Rights under the authoritative guidance for the fair value option for financial assets and financial liabilities. Reflecting management’s intent to exercise its ARS Rights during the period of June 30, 2010 through July 2, 2012, the Company transferred its ARS from investments available-for-sale to trading securities in 2008. Changes in the fair values of the Company’s ARS and ARS Rights are recognized as an increase or decrease in interest income. The ARS Rights will continue to be measured at fair value utilizing Level 3 inputs until the earlier of their maturity or exercise. The Company has classified the balance of its ARS and ARS Rights as short-term investments in the condensed balance sheet as of September 30, 2009 reflecting management’s intent to exercise its ARS Rights within the next 12 months.
     The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of September 30, 2009 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Auction Rate Securities and Rights:
Beginning balance	$4,239	$4,250
Redemptions (at par)	(200)	(250)
Net unrealized gain included in net income	7	46

Ending balance as of September 30, 2009	$4,046	$4,046

9. Available-for-Sale Securities
     The following is a summary of the Company’s available-for-sale investment securities as of September 30, 2009 and December 31, 2008 (in thousands). All available-for-sale securities held as of September 30, 2009 and December 31, 2008 have contractual maturities within one year. There were no gross realized gains or losses on sales of available-for-sale securities for the nine months ended September 30, 2009 and the year ended December 31, 2008.

	Amortized	Market	Unrealized
	Cost	Value	Gain

September 30, 2009:
U.S. government sponsored enterprise securities	$2,233	$2,233	$—
U.S. Treasury securities	503	503	—

	$2,736	$2,736	$—

December 31, 2008
U.S. government sponsored enterprise securities	$3,549	$3,551	$2

     The classification of available-for-sale securities in the Company’s condensed balance sheets is as follows (in thousands):

	September 30,	December 31,
	2009	2008
Short-term investments	$1,336	$2,151
Restricted cash	1,400	1,400

	$2,736	$3,551

     As discussed in Note 8, the Company holds ARS and ARS Rights which are classified as trading securities. The Company has classified the balance of its ARS and ARS Rights totaling $4.0 million in aggregate as short-term investments in the balance sheet as of September 30, 2009.
10. Balance Sheet Details
     Inventories, net consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Raw materials	$886	$977
Finished goods	4,261	4,561

	5,147	5,538
Allowance for excess and obsolete inventory	(47)	(308)

	$5,100	$5,230

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
     Accounts payable and accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Accounts payable	$6,598	$6,102
Accrued compensation and benefits	6,071	6,862
Accrued rebates	34,027	26,034
Accrued license fees and royalties	1,591	4,038
Accrued contract sales organization expenses	1,764	1,774
Accrued research and development expenses	1,328	4,126
Other accrued liabilities	3,716	4,173

	$55,095	$53,109

11. Long-Term Debt
     On July 11, 2008, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Comerica Bank (“Comerica”). The Amended Loan Agreement amends and restates the terms of the original Loan and Security Agreement entered into between the Company and Comerica in July 2006. In December 2008, the Company drew down $10.0 million under the Amended Loan Agreement. The credit facility under the Amended Loan Agreement consists of a revolving line of credit, pursuant to which the Company may request advances in an aggregate outstanding amount not to exceed $25.0 million. Under the Amended Loan Agreement, the revolving loan bears interest, as selected by the Company, at either the variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” plus 0.50% or the LIBOR rate (as computed in the Amended and Restated LIBOR Addendum to the Amended Loan Agreement) plus 3.00%. The Company has selected the “prime rate” plus 0.50% interest rate option, which as of September 30, 2009 was 3.75%. Interest payments on advances made under the Amended Loan Agreement are due and payable in arrears on the first calendar day of each month during the term of the Amended Loan Agreement. Amounts borrowed under the Amended Loan Agreement may be repaid and re-borrowed at any time prior to July 11, 2011. There is a non-refundable unused commitment fee equal to 0.50% per annum on the difference between the amount of the revolving line and the average daily balance outstanding thereunder during the term of the Amended Loan Agreement, payable quarterly in arrears. The Amended Loan Agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the Amended Loan Agreement.
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
     A bench trial for the consolidated lawsuit was held in July 2009. During the trial, the court ruled in favor of the Company and the University of Missouri on the issue of infringement. Post-trial briefs were submitted in August 2009, and the court has not yet ruled on Par’s defenses of invalidity and inequitable conduct.
     Although the Company intends to vigorously defend and enforce its patent rights, the Company is not able to predict the timing or outcome of the litigation. The court may render its decision at any time after the filing of the post-trial briefs, which may be before or after the expiration of the applicable 30-month stays. Any adverse outcome in this litigation could result in one or more generic versions of Zegerid Capsules and/or Zegerid Powder for Oral Suspension being launched before the expiration of the listed patents in July 2016, which could adversely affect the Company’s ability to successfully execute its business strategy to maximize the value of Zegerid Capsules and Zegerid Powder for Oral Suspension and would negatively impact the Company’s financial condition and results of operations, including causing a significant decrease in our revenues and cash flows. An adverse outcome may also impact the patent protection for the products being commercialized pursuant to the Company’s strategic alliances with GlaxoSmithKline plc, Schering-Plough Healthcare Products, Inc. and Norgine B.V. (“Norgine”) which in turn may impact the amount of, or the Company’s ability to receive, milestone payments and royalties under the Company’s agreements with these strategic partners. Following any decision from the lower court, the losing party may choose to exercise its right to appeal, which could result in a change of the lower court’s decision as well as additional time and expense. Regardless of how the litigation is ultimately resolved, the litigation has been and may continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on the Company’s business.
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
13. Accounting Pronouncements
Adoption of Recent Accounting Pronouncements
     In November 2007, the Emerging Issues Task Force (“EITF”) issued authoritative guidance on accounting for collaborative arrangements related to the development and commercialization of intellectual property. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. This guidance is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. The adoption of the guidance did not have a material impact on the Company’s financial statements.

     In December 2007, the FASB issued authoritative guidance for business combinations which changes the requirements for an acquirer’s recognition and measurement of the assets acquired and liabilities assumed in a business combination, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under this guidance changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This guidance is effective for the Company with respect to business combination transactions for which the acquisition date is after December 31, 2008. The adoption of the guidance did not have a material impact on the Company’s financial statements.
     In December 2007, the FASB issued authoritative guidance for noncontrolling interests in consolidated financial statements which requires that noncontrolling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. This guidance is effective for fiscal years beginning after December 31, 2008, and shall be applied prospectively. However, the presentation and disclosure requirements of this guidance are required to be applied retrospectively for all periods presented. The retrospective presentation and disclosure requirements of this guidance will be applied to any prior periods presented in financial statements for the fiscal year ending December 31, 2009, and later periods during which we have a consolidated subsidiary with a noncontrolling interest. As of September 30, 2009, the Company does not have any consolidated subsidiaries in which there is a noncontrolling interest.
Pending Adoption of Recent Accounting Pronouncements
     In October 2009, the EITF issued authoritative guidance on revenue recognition with regard to multiple element arrangements. The consensus in this recently issued guidance supersedes certain prior guidance and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (i.e., the relative selling-price method). The consensus eliminates the use of the residual method of allocation (i.e., in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration) and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to the issued guidance. This guidance requires both ongoing disclosures regarding an entity’s multiple-element revenue arrangements as well as certain transitional disclosures during periods after adoption. This guidance is effective for the first fiscal year beginning on or after June 15, 2010. The Company does not expect the adoption of this guidance will have a material impact on its financial statements.
14. Subsequent Event
     In October 2009, the Company entered into a license agreement with Norgine granting Norgine certain exclusive rights to develop, manufacture and commercialize prescription immediate-release omeprazole products in specified markets in Western, Central and Eastern Europe and in Israel. Under the license agreement, the Company received a nonrefundable upfront payment of $2.5 million in October 2009. The Company will also be entitled to receive up to an additional $10.0 million in milestone payments upon the achievement of certain regulatory events, subject to reductions based on Norgine’s actual out-of-pocket costs directly related to its clinical, regulatory and reimbursement efforts for a “major” country as defined under the license agreement. Norgine will also pay the Company tiered royalties ranging from the mid- to high-teens, subject to reduction in certain limited circumstances, on net sales of any products sold under the license agreement. In turn, the Company will be obligated to pay royalties to the University of Missouri based on net sales of any licensed products sold by Norgine. The Norgine agreement may be terminated by either party in the event of the other party’s uncured material breach or bankruptcy or insolvency. In addition, Norgine may terminate the license agreement on 12 months’ prior written notice to the Company at any time.

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
Overview
     We are a specialty biopharmaceutical company focused on acquiring, developing and commercializing proprietary products that address the needs of patients treated by gastroenterologists and other physicians.
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
     We are developing two product candidates targeting lower GI conditions under the terms of a strategic collaboration that we entered into with Cosmo Technologies Limited, or Cosmo, in December 2008. The product candidates utilize Cosmo’s patented MMX® technology, which is a proprietary multi-matrix system that is designed to result in the controlled release and homogeneous distribution of a drug substance throughout the length of the colon. The goal of the MMX technology is to improve efficacy while reducing side effects by minimizing systemic absorption. Budesonide MMX is an oral corticosteroid and is currently being investigated in two phase III clinical trials for the induction of remission of mild or moderate active ulcerative colitis. Rifamycin SV MMX is a broad spectrum, semi-synthetic antibiotic and has been investigated in a phase II clinical program for patients with travelers’ diarrhea. Under the strategic collaboration, we were granted exclusive rights to develop and commercialize these product candidates in the U.S.
     In addition, in January 2009, we submitted a new drug application, or NDA, to the FDA, which NDA was accepted for filing in April 2009, for a new tablet formulation to add to our Zegerid family of prescription products. Pursuant to Prescription Drug User Fee Act, or PDUFA, guidelines, we expect the FDA will complete its review or otherwise respond to the NDA by December 4, 2009. If we receive FDA approval of our tablet formulation in December, then we expect to launch the new tablet product in mid-2010. The new formulation is an immediate-release tablet that combines omeprazole with a mix of buffers.
     To further leverage our proprietary PPI technology and diversify our sources of revenue, we licensed exclusive rights to Schering-Plough Healthcare Products, Inc., or Schering-Plough, under our patented PPI technology to develop, manufacture and sell Zegerid brand over-the-counter, or OTC, products in the lower dosage strength of 20 mg of omeprazole in the U.S. and Canada. Schering-Plough was recently merged with Merck & Co., Inc., and references to Schering-Plough in this report are to the newly combined entity. We have also entered into a license agreement and a distribution agreement granting exclusive rights to Glaxo Group Limited, an affiliate of GlaxoSmithKline, plc, or GSK, under our patented PPI technology to develop, manufacture and commercialize prescription and OTC products in up to 114 specified countries outside of the U.S., Europe, Australia, Japan and Canada (including markets within Africa, Asia, the Middle-East, and Central and South America), and to distribute and sell Zegerid brand prescription products in Puerto Rico and the U.S. Virgin Islands. In October 2009, we entered into a license agreement granting certain exclusive rights to Norgine B.V., or Norgine, under our patented PPI technology to develop, manufacture and commercialize prescription products in specified markets in Western, Central and Eastern Europe and in Israel.

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
Revenue Recognition
     We recognize revenue when there is persuasive evidence that an arrangement exists, title has passed, the price is fixed or determinable, and collectibility is reasonably assured.
     Product Sales, Net. We sell our Zegerid products primarily to pharmaceutical wholesale distributors. We are obligated to accept from customers products that are returned within six months of their expiration date or up to 12 months beyond their expiration date. We authorize returns for expired or damaged products in accordance with our return goods policy and procedures. We issue credit to the customer for expired or damaged returned product. We rarely exchange product from inventory for returned product. At the time of sale, we record our estimates for product returns as a reduction to revenue at full sales value with a corresponding increase in the allowance for product returns liability. Actual returns are recorded as a reduction to the allowance for product returns liability at sales value with a corresponding decrease in accounts receivable for credit issued to the customer.
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
     Our allowance for product returns was $12.2 million as of September 30, 2009 and $10.3 million as of December 31, 2008. In order to provide a basis for estimating future product returns on sales to our customers at the time title transfers, we have been tracking our Zegerid products return history by individual production batches from the time of our first commercial product launch of Zegerid Powder for Oral Suspension 20 mg in late 2004, taking into consideration product expiration dating and estimated inventory levels in the distribution channel. We recognize product sales at the time title passes to our customers, and we provide for an estimate of future product returns at that time based upon these historical product returns trends, our analysis of product expiration dating and estimated inventory levels in the distribution channel, and the other factors discussed above. There may be a significant time lag between the date we determine the estimated allowance and when we receive the product return and issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods.
     Our allowance for rebates, chargebacks and other discounts was $37.5 million as of September 30, 2009 and $29.3 million as of December 31, 2008. These allowances reflect an estimate of our liability for rebates due to managed care organizations under specific contracts, rebates due to various governmental organizations under Medicaid and Medicare contracts and regulations, chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. We estimate our liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, we evaluate our outstanding contracts and apply the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, we project the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicaid, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by us and/or our competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date we determine the estimated allowance and when we make the contractual payment or issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods. To date, actual results have not materially differed from our estimates.
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
Stock-Based Compensation
     We estimate the fair value of stock options and employee stock purchase plan rights granted using the Black-Scholes valuation model. This estimate is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the expected volatility of our stock price, the expected term of the stock option, the risk-free interest rate and expected dividends. As the length of time our shares have been publicly traded is generally shorter than the expected life of the option, we consider the expected volatility of similar entities as well as our historical volatility since our initial public offering in April 2004 in determining our volatility factor. In evaluating similar entities, we consider factors such as industry, stage of development, size and financial leverage. In determining the expected life of the options, we use the “simplified” method. Under this method, the expected life is presumed to be the mid-point between the vesting date and the end of the contractual term. We will continue to use the “simplified” method until we have sufficient historical exercise data to estimate the expected life of the options.

     The fair value of options granted is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period ranging from one to four years. Pre-vesting forfeitures were estimated to be approximately 0% for the three and nine months ended September 30, 2009 and 2008 as the majority of options granted contain monthly vesting terms. In 2008, certain stock options were granted to employees at or above the vice president level that vest upon the attainment of specific financial performance targets. The measurement date of stock options containing performance-based vesting is the date the stock option grant is authorized and the specific performance goals are communicated. Compensation expense is recognized based on the probability that the performance criteria will be met. The recognition of compensation expense associated with performance-based vesting requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. The continued assessment of probability may result in additional expense recognition or expense reversal depending on the level of achievement of the performance goals. We recorded compensation expense of approximately $355,000 for the nine months ended September 30, 2009 related to stock options containing performance-based vesting.
     The following table includes stock-based compensation recognized in our condensed statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cost of product sales	$30	$22	$82	$73
Research and development	135	123	464	357
Selling, general and administrative	941	875	2,948	2,775

Total	$1,106	$1,020	$3,494	$3,205

     As of September 30, 2009, total unrecognized compensation cost related to stock options was approximately $5.9 million, and the weighted average period over which it was expected to be recognized was 2.1 years.
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
Results of Operations
Comparison of Three Months Ended September 30, 2009 and 2008
     Product Sales, Net. Product sales, net were $31.5 million for the three months ended September 30, 2009 and $28.1 million for the three months ended September 30, 2008 and consisted of sales of Zegerid Capsules and Zegerid Powder for Oral Suspension. The $3.4 million increase in product sales, net was comprised of approximately $1.1 million related to an increase in the sales volume of our Zegerid products primarily driven by Zegerid Capsules, as well as approximately $2.3 million related to increased average selling prices.
     Promotion Revenue. Promotion revenue was $6.8 million for the three months ended September 30, 2009 and $1.4 million for the three months ended September 30, 2008. For the three months ended September 30, 2009, promotion revenue was comprised of fees earned under our promotion agreement with Depomed related to our promotion of the Glumetza products. For the three months ended September 30, 2008, promotion revenue was comprised of co-promotion fees earned under our agreements with Victory Pharma, Inc., or Victory, pursuant to which we co-promoted Naprelan® (naproxen sodium) Controlled Release Tablets and with C.B. Fleet Company, Incorporated, or Fleet, pursuant to which we co-promoted the Fleet® Phospho-soda® EZ-Prep™ Bowel Cleansing System. In July 2008, we and Victory mutually agreed to terminate our co-promotion agreement previously entered into in June 2007. We ceased all promotional efforts under the agreement with Victory as of September 30, 2008. We entered into our co-promotion agreement with Fleet in August 2007, which was subsequently amended in May 2008. Effective as of October 1, 2008, our co-promotion agreement with Fleet expired in accordance with its terms.

     License and Royalty Revenue. License and royalty revenue was $1.2 million for the three months ended September 30, 2009 and $2.7 million for the three months ended September 30, 2008. Significant components of our license and royalty revenue are described below:
•	In November 2006, we received a nonrefundable $15.0 million upfront license fee in connection with our license agreement with Schering-Plough. The $15.0 million upfront payment is being amortized to revenue on a straight-line basis over a 37-month period through the end of 2009, which represents the estimated period during which we have significant responsibilities under the agreement.

•	In December 2007, we received a nonrefundable $11.5 million upfront payment in connection with our license and distribution agreements with GSK. To support GSK’s initial launch costs, we agreed to waive the first $2.5 million of aggregate royalties payable under the agreements. Of the total $11.5 million upfront payment, the $2.5 million in waived royalty obligations was recorded as deferred revenue and is being recognized as revenue as the royalties are earned. The remaining $9.0 million was also recorded as deferred revenue and was amortized to revenue on a straight-line basis over an 18-month period through May 2009, which represented the estimated period we were obligated to supply Zegerid products to GSK for sale in Puerto Rico and the U.S. Virgin Islands under the distribution agreement.
     Cost of Product Sales. Cost of product sales was $2.0 million for the three months ended September 30, 2009 and $1.9 million for the three months ended September 30, 2008, or approximately 6.4% and 6.8% of net product sales, respectively. Cost of product sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Zegerid products. Cost of product sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales. The decrease in our cost of product sales as a percentage of net product sales was primarily attributable to increased average selling prices.
     License Fees and Royalties. License fees and royalties were $2.0 million for the three months ended September 30, 2009 and $3.6 million for the three months ended September 30, 2008. For both periods, license fees and royalties included royalties due to the University of Missouri based upon our net product sales as well as products sold by GSK under our license and distribution agreements. In addition, for the three months ended September 30, 2008, license fees and royalties included an accrual of approximately $1.8 million related to a one-time $2.5 million sales milestone paid to the University of Missouri under our license agreement. For the three months ended September 30, 2009 and 2008, license fees and royalties also included license fee amortization from the $12.0 million upfront fee paid to Depomed under our promotion agreement entered into in July 2008. The $12.0 million upfront fee has been capitalized and is being amortized to license fee expense over the estimated useful life of the asset on a straight-line basis through mid-2016.
     Research and Development. Research and development expenses were $3.4 million for the three months ended September 30, 2009 and $2.3 million for the three months ended September 30, 2008. The $1.1 million increase in our research and development expenses was primarily attributable to the two ongoing multi-center budesonide MMX phase III clinical trials currently being conducted under our strategic collaboration with Cosmo entered into in December 2008. We are responsible for one-half of the total out-of-pocket costs associated with these studies. These increases in our research and development expenses were offset in part by a decrease in manufacturing development costs associated with a new tablet formulation to add to our Zegerid family of prescription products. In January 2009, we submitted an NDA to the FDA for the tablet formulation, which NDA has a PDUFA date of December 4, 2009. The new formulation is an immediate-release tablet that combines omeprazole with a mix of buffers.
     Selling, General and Administrative. Selling, general and administrative expenses were $26.3 million for the three months ended September 30, 2009 and $28.5 million for the three months ended September 30, 2008. The $2.2 million decrease in our selling, general and administrative expenses was primarily attributable to a decrease in costs associated with advertising and promotional activities related to our Zegerid products, decreased meeting costs and a decrease in the number of sales representatives under our contract sales organization agreement. These decreases in our selling, general and administrative expenses were offset in part by an increase in legal fees primarily due to the patent infringement litigation against Par Pharmaceutical, Inc., or Par.

     Interest Income. Interest income was $25,000 for the three months ended September 30, 2009 and $177,000 for the three months ended September 30, 2008. The $152,000 decrease in interest income was primarily attributable to a lower rate of return on our cash, cash equivalents and short-term investments.
     Interest Expense. Interest expense was $117,000 for the three months ended September 30, 2009 and was comprised primarily of interest due in connection with our revolving credit facility with Comerica Bank, or Comerica.
     Income Tax Expense. Income tax expense was $223,000 for the three months ended September 30, 2009, and there was no income tax expense for the three months ended September 30, 2008. We generated estimated pre-tax income for the three months ended September 30, 2009 as compared to an estimated pre-tax loss for the three months ended September 30, 2008.
Comparison of Nine Months Ended September 30, 2009 and 2008
     Product Sales, Net. Product sales, net were $87.0 million for the nine months ended September 30, 2009 and $71.5 million for the nine months ended September 30, 2008 and consisted of sales of Zegerid Capsules and Zegerid Powder for Oral Suspension. The $15.5 million increase in product sales, net was comprised of approximately $10.5 million related to an increase in the sales volume of our Zegerid products primarily driven by Zegerid Capsules, as well as approximately $5.0 million related to increased average selling prices.
     Promotion Revenue. Promotion revenue was $16.9 million for the nine months ended September 30, 2009 and $4.8 million for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, promotion revenue was comprised primarily of fees earned under our promotion agreement with Depomed related to our promotion of the Glumetza products. For the nine months ended September 30, 2008, promotion revenue was comprised of co-promotion fees earned under our agreements with Victory and Fleet. In July 2008, we and Victory mutually agreed to terminate our co-promotion agreement previously entered into in June 2007. We ceased all promotional efforts under the agreement with Victory as of September 30, 2008. We entered into our co-promotion agreement with Fleet in August 2007, which was subsequently amended in May 2008. Effective as of October 1, 2008, our co-promotion agreement with Fleet expired in accordance with its terms.
     License and Royalty Revenue. License and royalty revenue was $6.2 million for the nine months ended September 30, 2009 and $16.4 million for the nine months ended September 30, 2008. Significant components of our license and royalty revenue are described below:
•	In November 2006, we received a nonrefundable $15.0 million upfront license fee in connection with our license agreement with Schering-Plough. The $15.0 million upfront payment is being amortized to revenue on a straight-line basis over a 37-month period through the end of 2009, which represents the estimated period during which we have significant responsibilities under the agreement. In June 2008, we received a $2.5 million regulatory milestone relating to FDA acceptance for filing of an NDA submitted by Schering-Plough which was recognized as license and royalty revenue in the nine months ended September 30, 2008.

•	In December 2007, we received a nonrefundable $11.5 million upfront payment in connection with our license and distribution agreements with GSK. To support GSK’s initial launch costs, we agreed to waive the first $2.5 million of aggregate royalties payable under the agreements. Of the total $11.5 million upfront payment, the $2.5 million in waived royalty obligations was recorded as deferred revenue and is being recognized as revenue as the royalties are earned. The remaining $9.0 million was also recorded as deferred revenue and was amortized to revenue on a straight-line basis over an 18-month period through May 2009, which represents the estimated period we were obligated to supply Zegerid products to GSK for sale in Puerto Rico and the U.S. Virgin Islands under the distribution agreement.

•	In October 2004, we received a nonrefundable $15.0 million upfront payment in connection with our non-exclusive agreement with Otsuka America Pharmaceutical Inc., or Otsuka America, under which Otsuka America had been co-promoting Zegerid Capsules and Zegerid Powder for Oral Suspension. The $15.0 million upfront payment initially was being amortized to revenue on a straight-line basis over the 63-month contractual term through the end of 2009. On May 28, 2008, we agreed to terminate the co-promotion agreement effective as of June 30, 2008 and amortized the remaining balance of the $15.0 million up-front payment. We recognized approximately $5.7 million in license and royalty revenue in the nine months ended September 30, 2008 associated with this amortization.

     Cost of Product Sales. Cost of product sales was $6.0 million for the nine months ended September 30, 2009 and $5.3 million for the nine months ended September 30, 2008, or approximately 6.9% and 7.4% of net product sales, respectively. Cost of product sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Zegerid products. Cost of product sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales. The decrease in our cost of product sales as a percentage of net product sales was primarily attributable to increased average selling prices. Additionally, the decrease in our cost of product sales as a percentage of net product sales was attributable to certain fixed costs being applied to increased sales volumes.
     License Fees and Royalties. License fees and royalties were $5.7 million for the nine months ended September 30, 2009 and $9.7 million for the nine months ended September 30, 2008. For both periods, license fees and royalties included royalties due to the University of Missouri based upon our net product sales as well as products sold by GSK under our license and distribution agreements. In addition, for the nine months ended September 30, 2008, license fees and royalties included an accrual of approximately $1.8 million related to a one-time $2.5 million sales milestone paid to the University of Missouri under our license agreement. For both periods, license fees and royalties also included license fee amortization from the $12.0 million upfront fee paid to Depomed under our promotion agreement entered into in July 2008. The $12.0 million upfront fee has been capitalized and is being amortized to license fee expense over the estimated useful life of the asset on a straight-line basis through mid-2016. For the nine months ended September 30, 2008, license fees and royalties also included royalties due to Otsuka America under our co-promotion agreement based upon our net product sales. Following the termination of our co-promotion agreement effective as of June 30, 2008, we are no longer obligated to pay royalties to Otsuka America.
     Research and Development. Research and development expenses were $9.8 million for the nine months ended September 30, 2009 and $6.2 million for the nine months ended September 30, 2008. The $3.6 million increase in our research and development expenses was primarily attributable to the two ongoing multi-center budesonide MMX phase III clinical trials currently being conducted under our strategic collaboration with Cosmo entered into in December 2008. We are responsible for one-half of the total out-of-pocket costs associated with these studies. In addition to the costs associated with our strategic collaboration with Cosmo, the increase in our research and development expenses was attributable to increased compensation costs associated with an increase in research and development personnel and annual merit increases, and payment of the user fee associated with the submission of our 505(b)(2) NDA to the FDA for a new tablet formulation we intend to add to our Zegerid family of branded prescription pharmaceutical products. These increases in our research and development expenses were offset in part by a decrease in manufacturing development costs associated with the new tablet formulation.
     Research and development expenses have historically consisted primarily of costs associated with clinical trials of our products under development as well as clinical studies designed to further differentiate our Zegerid products from those of our competitors, development of and preparation for commercial manufacturing of our products, compensation and other expenses related to research and development personnel and facilities expenses. In connection with our strategic collaboration with Cosmo entered into in December 2008, we are developing two product candidates targeting lower GI conditions. Budesonide MMX is an oral corticosteroid and is currently being investigated in two multi-center phase III clinical trials for the induction of remission of mild or moderate active ulcerative colitis. Assuming successful and timely completion of the clinical program, we plan to submit an NDA for budesonide MMX to the FDA in the second half of 2011. Rifamycin SV MMX is a broad spectrum, semi-synthetic antibiotic and has been investigated in a phase II clinical program for patients with travelers’ diarrhea. Assuming successful and timely completion of certain non-clinical and pharmacokinetic clinical activities, we would then expect to file an investigational new drug application with the FDA and initiate the first of two planned phase III U.S. clinical trials in patients with travelers’ diarrhea in the first half of 2010. We are unable to estimate with any certainty the research and development costs that we may incur in the future. We have also committed, in connection with the approval of our NDAs for Zegerid Powder for Oral Suspension, to evaluate the product in pediatric populations, including pharmacokinetic/pharmacodynamic, or PK/PD, and safety studies. In the future, we may conduct additional clinical trials to further differentiate our Zegerid family of products, as well as conduct research and development related to any future products that we may in-license or otherwise acquire. Although we are currently focused primarily on advancing our Zegerid family of products and development of the budesonide MMX and rifamycin SV MMX product candidates, we anticipate that we will make determinations as to which development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific, clinical and commercial merits of each project.
     Selling, General and Administrative. Selling, general and administrative expenses were $80.4 million for the nine months ended September 30, 2009 and $80.8 million for the nine months ended September 30, 2008. The $405,000 decrease in our selling, general and administrative expenses was primarily attributable to decreases in costs associated with advertising and promotional activities related to our Zegerid products, a decrease in the number of sales representatives under our contract sales organization agreement, decreased meeting costs and decreased fuel costs associated with our leased vehicles. These decreases in our selling, general and administrative expenses were offset in part by an increase in legal fees primarily due to the patent infringement litigation against Par, costs associated with the advertising and promotion of the Glumetza products and increased compensation costs resulting from annual merit increases.
     Interest Income. Interest income was $179,000 for the nine months ended September 30, 2009 and $1.0 million for the nine months ended September 30, 2008. The $821,000 decrease in interest income was primarily attributable to a lower rate of return on our cash, cash equivalents and short-term investments.
     Interest Expense. Interest expense was $345,000 for the nine months ended September 30, 2009 and was comprised primarily of interest due in connection with our revolving credit facility with Comerica.
     Income Tax Expense. Income tax expense was $445,000 for the nine months ended September 30, 2009, and there was no income tax expense for the nine months ended September 30, 2008. We generated estimated pre-tax income for the nine months ended September 30, 2009 as compared to an estimated pre-tax loss for the nine months ended September 30, 2008.
Liquidity and Capital Resources
     As of September 30, 2009, cash, cash equivalents and short-term investments were $61.8 million, compared to $52.0 million as of December 31, 2008, an increase of $9.8 million. This net increase resulted from our net income for the nine months ended September 30, 2009, adjusted for non-cash charges and changes in operating assets and liabilities. Additionally, in the nine months ended September 30, 2009, we reclassified the fair value of our auction rate securities, or ARS, and auction rate securities rights, or ARS Rights, from long-term to short-term investments reflecting our intent to exercise the ARS Rights in the next 12 months. The ARS Rights permit us to require our investment provider to purchase our ARS at par value at any time during the period June 30, 2010 through July 2, 2012. The total fair value of our ARS and ARS Rights as of September 30, 2009 was approximately $4.0 million.
     Net cash provided by operating activities was $5.3 million for the nine months ended September 30, 2009, and net cash used in operating activities was $13.7 million for the nine months ended September 30, 2008. The primary source of cash for the nine months ended September 30, 2009 resulted from our net income for the period adjusted for non-cash expenses, including $1.6 million in depreciation and amortization and $3.5 million in stock-based compensation, and changes in operating assets and liabilities. The primary use of cash for the nine months ended September 30, 2008 resulted from our net loss for the period adjusted for non-cash expenses, including $3.2 million in stock-based compensation, and changes in operating assets and liabilities. Significant working capital uses of cash for the nine months ended September 30, 2009 included decreases in deferred revenue and increases in accounts receivable, offset in part by increases in the allowance for product returns and accounts payable and accrued liabilities. Significant working capital uses of cash for the nine months ended September 30, 2008 included decreases in deferred revenue and increases in accounts receivable, offset in part by an increase in the allowance for product returns and increases in accounts payable and accrued liabilities primarily driven by an increase in accrued rebates.
     Net cash provided by investing activities was $850,000 for the nine months ended September 30, 2009 and net cash used in investing activities was $12.7 million for the nine months ended September 30, 2008. These activities consisted of purchases and maturities of short-term investments and purchases of property and equipment. Additionally, for the nine months ended September 30, 2008, net cash used in investing activities consisted primarily of the acquisition of intangible assets in connection with our $12.0 million upfront payment to Depomed.
     Net cash provided by financing activities was $447,000 for the nine months ended September 30, 2009 and $432,000 for the nine months ended September 30, 2008 consisting of proceeds from the issuance of common stock under our employee stock purchase plan and the exercise of stock options.

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
     We currently rely on Norwich Pharmaceuticals, Inc. as our manufacturer of Zegerid Capsules and Patheon, Inc. as our manufacturer of Zegerid Powder for Oral Suspension. We also purchase commercial quantities of omeprazole, an active ingredient in our Zegerid products, from Union Quimico Farmaceutica, S.A. At September 30, 2009, we had finished goods and raw materials inventory purchase commitments of approximately $2.8 million.
     The following summarizes our long-term contractual obligations as of September 30, 2009, excluding potential sales-based royalty obligations and milestone payments under our agreements with the University of Missouri, Depomed and Cosmo which are described below:

	Payments Due by Period
		Less than One Year
		(Remainder	One to	Four to
Contractual Obligations	Total	of 2009)	Three Years	Five Years	Thereafter
	(in thousands)
Operating leases	$4,579	$485	$4,014	$80	$—
Other long-term contractual obligations	170	—	170	—	—

Total	$4,749	$485	$4,184	$80	$—

     Under our exclusive worldwide license agreement with the University of Missouri entered into in January 2001, we are required to make milestone payments to the University of Missouri upon initial commercial sale in specified territories outside the U.S., which may total up to $3.5 million in the aggregate. We are also required to make milestone payments based on first-time achievement of significant sales thresholds, up to a maximum of $83.8 million, which includes sales by us, GSK, Schering-Plough and Norgine. We are also obligated to pay royalties on net sales of our products and any products commercialized by GSK under our license and distribution agreements, Schering-Plough under our OTC license agreement and Norgine under our license agreement.
     Under our promotion agreement with Depomed entered into in July 2008, we may be required to pay Depomed one-time sales milestones totaling up to $16.0 million in aggregate. Under the promotion agreement, we are required to meet certain minimum promotion obligations during the term of the agreement. We began promoting the Glumetza products in October 2008. For a period of one year from the date we began promoting the Glumetza products, we were required to deliver a minimum number of sales calls to potential Glumetza prescribers. Following the end of that one-year period, for a period of three years, we are required to make specified minimum sales force expenditures. In addition, during the term of the agreement, we are required to make certain minimum marketing, advertising, medical affairs and other commercial support expenditures.
     Under our license agreement, stock issuance agreement and registration rights agreement with Cosmo entered into in December 2008, Cosmo is entitled to receive up to a total of $9.0 million in clinical and regulatory milestones for the initial indications for the licensed products, up to $6.0 million in clinical and regulatory milestones for a second indication for rifamycin SV MMX and up to $57.5 million in commercial milestones. The milestones may be paid in cash or through issuance of additional shares of our common stock, at Cosmo’s option, subject to certain limitations. We will pay tiered royalties to Cosmo ranging from 12% to 14% on net sales of any licensed products we sell. We will be responsible for one-half of the total out-of-pocket costs associated with the two ongoing budesonide MMX multi-center phase III clinical trials. We will have responsibility for the out-of-pocket costs for the first of two planned rifamycin SV MMX phase III U.S. clinical trials and will share the cost of the second U.S. trial with Cosmo. We also will have the right to use the data generated in the European phase III clinical trials conducted by Cosmo’s European partner.

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
     Any adverse outcome in the litigation against Par could result in one or more generic versions of Zegerid Capsules and/or Zegerid Powder for Oral Suspension being launched before the expiration of the listed patents in July 2016, which could adversely affect our ability to successfully execute our business strategy to maximize the value of Zegerid Capsules and Zegerid Powder for Oral Suspension and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows. An adverse outcome may also impact the patent protection for the products being commercialized pursuant to our strategic alliances with GSK, Schering-Plough and Norgine, which in turn may impact the amount of, or our ability to receive, milestone payments and royalties under our agreements with these strategic partners. Following any decision from the lower court, the losing party may choose to exercise its right to appeal, which could result in a change of the lower court’s decision as well as additional time and expense.
     Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the outcome of the litigation. Regardless of how the litigation is ultimately resolved, the litigation has been and may continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on our business.
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
     In July 2006, we entered into our loan agreement with Comerica, which was subsequently amended in July 2008, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $25.0 million. In December 2008, we drew down $10.0 million under the loan agreement. The revolving loan bears interest at a variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” plus 0.50%, which as of September 30, 2009 was 3.75%. Interest payments on advances made under the loan agreement are due and payable in arrears on the first calendar day of each month during the term of the loan agreement. Amounts borrowed under the loan agreement may be repaid and re-borrowed at any time prior to July 11, 2011. There is a non-refundable unused commitment fee equal to 0.50% per annum on the difference between the amount of the revolving line and the average daily balance outstanding thereunder during the term of the loan agreement, payable quarterly in arrears. The loan agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the loan agreement.
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
     As of September 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Accounting Pronouncements
Adoption of Recent Accounting Pronouncements
     In November 2007, the Emerging Issues Task Force, or EITF, issued authoritative guidance on accounting for collaborative arrangements related to the development and commercialization of intellectual property. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. This guidance is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. The adoption of this guidance did not have a material impact on our financial statements.

     In December 2007, the Financial Accounting Standards Board, or FASB, issued authoritative guidance for business combinations which changes the requirements for an acquirer’s recognition and measurement of the assets acquired and liabilities assumed in a business combination, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under this guidance changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This guidance is effective for us with respect to business combination transactions for which the acquisition date is after December 31, 2008. The adoption of the guidance did not have a material impact on our financial statements.
     In December 2007, the FASB issued authoritative guidance for noncontrolling interests in consolidated financial statements which requires that noncontrolling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. This guidance is effective for fiscal years beginning after December 31, 2008, and shall be applied prospectively. However, the presentation and disclosure requirements of this guidance are required to be applied retrospectively for all periods presented. The retrospective presentation and disclosure requirements of this guidance will be applied to any prior periods presented in financial statements for the fiscal year ending December 31, 2009, and later periods during which we have a consolidated subsidiary with a noncontrolling interest. As of September 30, 2009, we do not have any consolidated subsidiaries in which there is a noncontrolling interest.
Pending Adoption of Recent Accounting Pronouncements
     In October 2009, the EITF issued authoritative guidance on revenue recognition with regard to multiple element arrangements. The consensus in this recently issued guidance supersedes certain prior guidance and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (i.e., the relative selling-price method). The consensus eliminates the use of the residual method of allocation (i.e., in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration) and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to the issued guidance. This guidance requires both ongoing disclosures regarding an entity’s multiple-element revenue arrangements as well as certain transitional disclosures during periods after adoption. This guidance is effective for the first fiscal year beginning on or after June 15, 2010. We do not expect the adoption of this guidance will have a material impact on our financial statements.
Caution on Forward-Looking Statements
     Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance that are not historical facts are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to increase market demand for, and sales of, our Zegerid® and Glumetza® products; the scope and validity of patent protection for our products, including the timing and outcome of our patent infringement lawsuit against Par Pharmaceutical, Inc., and our ability to commercialize products without infringing the patent rights of others; whether we are successful in generating revenue under our strategic alliances, including our over-the-counter, or OTC, license agreement with Schering-Plough Healthcare Products, Inc., or Schering-Plough, our license and distribution agreements with Glaxo Group Limited, an affiliate of GlaxoSmithKline plc, and our license agreement with Norgine B.V.; whether the Food and Drug Administration, or FDA, ultimately approves Schering-Plough’s new drug application, or NDA, in a timely manner or at all; our ability to successfully develop (including successful completion of the ongoing and planned phase III clinical trials) and obtain regulatory approval for our budesonide MMX® and rifamycin SV MMX product candidates in a timely manner or at all; whether the FDA completes its review and approves the NDA for the new tablet formulation of our Zegerid products in a timely manner or at all; adverse side effects or inadequate therapeutic efficacy of our products or products we promote that could result in product recalls, market withdrawals or product liability claims; competition from other pharmaceutical or biotechnology companies and evolving market dynamics, including the impact of currently available generic prescription and OTC proton pump inhibitor, or PPI, products and the introduction of additional generic or branded PPI products; our ability to further diversify our sources of revenue and product portfolio; other difficulties or delays relating to the development, testing, manufacturing and marketing of, and obtaining and maintaining regulatory approvals for, our and our strategic partners’ products; fluctuations in quarterly and annual results; our ability to obtain additional financing as needed to support our operations or future product acquisitions; the impact of the recent turmoil in the financial markets; and other risks detailed below under Part II — Item 1A — Risk Factors.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Under the terms of our loan agreement with Comerica Bank, or Comerica, the interest rate applicable to any amounts borrowed by us under the credit facility will be, at our election, indexed to either Comerica’s prime rate or the LIBOR rate. If we elect Comerica’s prime rate for all or any portion of our borrowings, the interest rate will be variable, which would expose us to the risk of increased interest expense if interest rates rise. If we elect the LIBOR rate for all or any portion of our borrowings, such LIBOR rate will remain fixed only for a specified, limited period of time after the date of our election, after which we will be required to repay the borrowed amount, or elect a new interest rate indexed to either Comerica’s prime rate or the LIBOR rate. The new rate may be higher than the earlier interest rate applicable under the loan agreement. As of September 30, 2009, the balance outstanding under the credit facility was $10.0 million, and we had elected the “prime rate” plus 0.50% interest rate option, which was 3.75% as of September 30, 2009. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 1% increase or decrease in the interest rate under the loan agreement would not materially affect our interest expense at our current level of borrowing.
     In addition to market risk related to our loan agreement with Comerica, we are exposed to market risk primarily in the area of changes in U.S. interest rates and conditions in the credit markets, particularly because the majority of our investments are in short-term marketable securities. We do not have any material foreign currency or other derivative financial instruments. Our short-term investment securities have consisted of corporate debt securities, government agency securities and U.S. Treasury securities which are classified as available-for-sale and therefore reported on the balance sheet at estimated market value. As of September 30, 2009, our short-term investments also included AAA-rated auction rate securities, or ARS, issued by state municipalities. Our ARS are debt instruments with a long-term maturity and an interest rate that is reset in short-term intervals through auctions. The conditions in the global credit markets have prevented many investors from liquidating their holdings of ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.
     Due to conditions in the global credit markets, our ARS, representing a par value of approximately $4.1 million, had insufficient demand resulting in multiple failed auctions since early 2008. As a result, these affected securities are currently not liquid.
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
     A bench trial for the consolidated lawsuit was held in July 2009. During the trial, the court ruled in favor of Santarus and the University of Missouri on the issue of infringement. Post-trial briefs were submitted in August 2009, and the court has not yet ruled on Par’s defenses of invalidity and inequitable conduct.
     Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the outcome of the litigation. The court may render its decision at any time after the filing of the post-trial briefs, which may be before or after the expiration of the applicable 30-month stays. Any adverse outcome in this litigation could result in one or more generic versions of Zegerid Capsules and/or Zegerid Powder for Oral Suspension being launched before the expiration of the listed patents in July 2016, which could adversely affect our ability to successfully execute our business strategy to maximize the value of Zegerid Capsules and Zegerid Powder for Oral Suspension and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows. An adverse outcome may also impact the patent protection for the products being commercialized pursuant to our strategic alliances with Glaxo Group Limited, an affiliate of GlaxoSmithKline, plc, Schering-Plough Healthcare Products, Inc., and Norgine B.V., which in turn may impact the amount of, or our ability to receive, milestone payments and royalties under our agreements with these strategic partners. Following any decision from the lower court, the losing party may choose to exercise its right to appeal, which could result in a change of the lower court’s decision as well as additional time and expense. Regardless of how the litigation is ultimately resolved, the litigation has been and may continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on our business.
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
     In October 2009, we became aware of two lawsuits filed by individual plaintiffs in Ohio state court relating to C.B. Fleet Co., Inc., or Fleet, and claiming injuries purportedly caused by Fleet’s Phospho-soda®, sodium phosphate oral solution product. The complaints name Fleet, Santarus, the Cleveland Clinic Foundation, the Research Foundation of the American Society of Colon and Rectal Surgeons, the Society of American Gastrointestinal and Endoscopic Surgeons and several other individuals as defendants. The complaints allege, among other things, that the defendants fraudulently concealed, misrepresented and suppressed material medical and scientific information about Fleet’s Phospho-soda product. The plaintiffs are seeking compensatory damages, exemplary damages, damages for loss of consortium, damages under the Ohio Consumer Protection Act, and attorneys’ fees and expenses.
     We co-promoted Fleet’s Phospho-soda® EZ-Prep™ Bowel Cleansing System, a different sodium phosphate oral solution product manufactured by Fleet, under a co-promotion agreement, which we and Fleet entered into in August 2007 and which expired in October 2008. Under the terms of the co-promotion agreement, we have requested that Fleet indemnify us in connection with these matters. In addition, we have tendered notice of these matters to our insurance carriers pursuant to the terms of our insurance policies. Due to the uncertainty of the ultimate outcome of these matters and our ability to secure indemnification and/or insurance coverage, we cannot predict the effect, if any, this matter will have on our business.
     Santaris Pharma A/S has filed a Request for Revocation against our European Union, or EU, registration for the mark Santarus® on the basis of non-use. This Request for Revocation was filed in response to our filing of an opposition against the EU application for the mark Santaris Pharma™. These disputes have recently been resolved with the parties agreeing to withdraw their respective actions against each other’s marks, and agreeing to a co-existence agreement in Europe and in the United States, subject to certain limitations.
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
     In the near-term, the success of our business will depend on many factors, including:
•	whether we are able to increase market demand for, and sales of, our currently marketed prescription products — Zegerid® (omeprazole/sodium bicarbonate) Capsules and Powder for Oral Suspension and Glumetza® (metformin hydrochloride extended release tablets);

•	whether we are able to maintain patent protection for our products, including whether we obtain a favorable outcome in our litigation against Par Pharmaceutical, Inc., or Par, for infringement of patents covering Zegerid Capsules and Zegerid Powder for Oral Suspension;

•	whether we are successful in generating revenue under our strategic alliances, including our over-the-counter, or OTC, license agreement with Schering-Plough Healthcare Products, Inc., or Schering-Plough, our license and distribution agreements with Glaxo Group Limited, an affiliate of GlaxoSmithKline plc, or GSK, and our license agreement with Norgine B.V., or Norgine; and

•	whether we are successful in progressing the development, obtaining regulatory approval and advancing the commercialization of our development products, including the budesonide MMX® and rifamycin SV MMX product candidates and the new tablet formulation of our Zegerid prescription products, in a timely manner.
     Each of these factors, as well as other factors that may impact our business, are described in more detail in the following discussion. Although the factors highlighted above are among the most significant, any of the following factors could materially adversely affect our business or cause our actual results to differ materially from those contained in forward-

looking statements we have made in this report and those we may make from time to time, and you should consider all of the factors described when evaluating our business.
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
     We anticipate that in the near term our ability to generate revenues will depend in large part on the commercial success of our currently marketed Zegerid and Glumetza prescription products, which in turn, will depend on several factors, including our ability to:
•	successfully increase market demand for, and sales of, these products through the promotional efforts of our own sales force, the contract sales representatives under our agreement with inVentiv Commercial Services, LLC, or inVentiv, and any other promotional arrangements that we may later establish;

•	successfully maintain patent protection for these products, including whether we obtain a favorable outcome in our litigation against Par for infringement of patents covering our Zegerid Capsules and Zegerid Powder for Oral Suspension products;

•	obtain greater acceptance of the products by physicians and patients and obtain and maintain distribution at the retail level;

•	maintain adequate levels of reimbursement coverage for our products from third-party payors, particularly in light of the availability of other branded and generic competitive prescription and OTC products;

•	establish and maintain agreements with wholesalers and distributors on commercially reasonable terms; and

•	maintain commercial manufacturing arrangements with third-party manufacturers as necessary to meet commercial demand for the products.
     In addition, the occurrence of adverse side effects or inadequate therapeutic efficacy of the Zegerid or Glumetza products, and any resulting product liability claims or product recalls, could impact our ability to increase sales of these products.
     We cannot be certain that our continued marketing of the Zegerid and Glumetza products will result in increased demand for, and sales of, those products. If we fail to successfully commercialize our prescription products, we may be unable to generate sufficient revenues to grow our business and sustain profitability, and our business, financial condition and results of operations will be materially adversely affected.
Our ability to generate revenues also depends on the success of our strategic alliances with GSK, Schering-Plough and Norgine, many aspects of which are out of our control.
     Our ability to generate revenues in the longer term will also depend on whether our strategic alliances with GSK, Schering-Plough and Norgine lead to the successful commercialization of additional omeprazole products using our patented proton pump inhibitor, or PPI, technology, and we cannot be certain that we will receive any additional milestone payments or sales-based royalties from these alliances. In November 2007, we entered into a license agreement and a distribution agreement granting exclusive rights to GSK under our patented PPI technology to develop, manufacture and commercialize prescription and OTC products in up to 114 specified countries within Africa, Asia, the Middle-East, and Central and South America, and to distribute and sell Zegerid brand prescription products in Puerto Rico and the U.S. Virgin Islands. In October 2006, we entered into an OTC license agreement with Schering-Plough, pursuant to which we granted exclusive rights under our patented PPI technology to develop, manufacture, market and sell omeprazole products for the OTC market in the U.S. and Canada. In October 2009, we entered into a license agreement granting certain exclusive rights to Norgine under our patented PPI technology to develop, manufacture and commercialize prescription products in specified markets in Western, Central and Eastern Europe and in Israel.

     Under these agreements, we depend on the efforts of GSK, Schering-Plough and Norgine, and we have limited control over their commercialization efforts. For example, GSK, Schering-Plough and Norgine may not commercialize products as fast as we would like or as fast as the market may expect and may not generate the level of sales that we would like. GSK is currently distributing and selling our Zegerid prescription products in Puerto Rico and the U.S. Virgin Islands and is working to prepare the filings necessary to obtain marketing approval authorization in various countries covered by the license agreement, and we cannot be certain that GSK will be successful in those efforts. In January 2009, Schering-Plough received a complete response letter from the U.S. Food and Drug Administration, or FDA, which outlined questions that the FDA identified during its review of Schering-Plough’s new drug application, or NDA, for its first product under the license agreement. Schering-Plough submitted a response to the FDA in June 2009 and has received notification from the FDA of a December 2009 action date. We cannot be certain that Schering-Plough will ultimately receive FDA approval for a licensed product in a timely manner or at all.
     Any failures by GSK, Schering-Plough or Norgine could have a negative impact on physician and patient impressions of our prescription products in the U.S. Even if GSK, Schering-Plough and Norgine’s efforts are successful, we will only receive specified milestone payments and royalties on net sales and may not enjoy the same financial rewards as we would have had we developed and launched the products ourselves. Furthermore, the availability of products developed by Schering-Plough using our patented PPI technology for the U.S. OTC market could decrease demand or negatively impact reimbursement coverage for our prescription products in the U.S.
     We are also subject to risks associated with termination of our agreements with GSK, Schering-Plough and Norgine. The GSK license and distribution agreements may be terminated by either party in the event of the other party’s uncured material breach or bankruptcy or insolvency. In addition, GSK may terminate the license and distribution agreements on six months prior written notice to us at any time. The Schering-Plough license agreement may be terminated by either party if the other party is in material breach of its material obligations, subject to certain limitations. In addition, Schering-Plough may terminate the agreement in its entirety on 180 days prior written notice to us at any time. The Norgine license agreement may be terminated by either party in the event of the other party’s uncured material breach or bankruptcy or insolvency. In addition, Norgine may terminate the license agreement on 12 months’ prior written notice to us at any time.
     If GSK, Schering-Plough or Norgine fail to successfully commercialize products using our patented PPI technology or are significantly delayed in doing so, we may be unable to generate sufficient revenues to grow our business and sustain profitability, and our business, financial condition and results of operations will be materially adversely affected.
     In addition, Merck & Co., Inc., or Merck, recently announced the completion of its planned merger with Schering-Plough. We cannot predict the effect, if any, the merger will have on our strategic alliance with Schering-Plough.
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
     Our ability to generate adequate revenues under the promotion agreement to justify the resources and the level of promotional effort we will have to expend is subject to a number of risks and uncertainties, including those described in the previous risk factor relating to our ability to increase sales of the Glumetza products, as well as the potential for termination of the promotion arrangement and Depomed’s ability to maintain commercial supply and patent protection for the Glumetza products. In addition, the promotion of the Glumetza products could detract from our sales representatives’ efforts to promote our Zegerid products and have an adverse impact on Zegerid sales. If our promotion efforts are not successful, our ability to generate sufficient revenues to grow our business and sustain profitability may be adversely affected.

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
     With regard to budesonide MMX, two multicenter phase III clinical trials are being conducted to evaluate the product candidate for the induction of remission in patients with mild or moderate active ulcerative colitis in North America and Europe, both of which are intended to support U.S. regulatory approval. Each trial is expected to enroll approximately 490 patients and is powered at 80 percent to show a difference of at least 20 percent between budesonide MMX and placebo. We are responsible for overseeing one of the phase III trials. Assuming timely enrollment, we currently anticipate that we will have preliminary results from the phase III clinical program, excluding the safety extension trial, during the first half of 2010 for the European phase III clinical trial and during the second half of 2010 for the U.S. phase III clinical trial. Assuming successful and timely completion of the phase III clinical program and safety extension trial, we plan to submit an NDA for budesonide MMX to the FDA in the second half of 2011.
     With regard to rifamycin SV MMX, Cosmo is currently conducting various pre-IND activities, including a multiple-dose PK clinical study and a single dose food effect clinical study in healthy volunteers, as well as a genotoxicity study in an appropriate animal species and a reproductive toxicity study. Assuming successful and timely completion of those activities, we would then expect to file an IND and initiate the first of two planned phase III U.S. clinical trials in patients with travelers’ diarrhea in the first half of 2010. It is anticipated that a European phase III clinical trial in the same indication will be conducted by Cosmo’s European partner Dr. Falk Pharma. The phase III trials are intended to support U.S. regulatory approval.
     We cannot be certain that the ongoing and planned clinical and development programs will proceed in a timely manner. We also cannot be certain that the budesonide MMX and rifamycin SV MMX product candidates will achieve the desired safety and efficacy profile in one or more of the ongoing or future clinical trials or that the other development activities will be completed in a successful and timely manner. For example, the phase II clinical trial for the budesonide MMX product candidate was pilot in nature and involved a different design than the currently ongoing phase III clinical trials. As a result, there may be a higher degree of uncertainty regarding the potential outcome of the phase III clinical trials. Moreover, it is anticipated that U.S. regulatory approval for each of the product candidates will be supported in part by clinical trials being conducted by Cosmo or its European partners, in addition to the clinical trials that we will oversee or conduct. We utilize clinical research organizations, or CROs, to conduct many aspects of these trials, including in the case of budesonide MMX a CRO located in India. As a result, certain of the clinical activities for these product candidates are not within our direct control.
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
     In addition, various companies are developing new products that may compete with our Zegerid prescription and OTC products in the future, including new PPIs, motility agents, reversible acid inhibitors, cytoprotective compounds and products that act on the lower esophageal sphincter, or LES. For example, it is anticipated that in November 2009 Novartis AG will launch an OTC version of Takeda’s Prevacid PPI product and one or more companies will also launch generic prescription versions of Prevacid.
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
     As an integral component of our clinical development programs, we engage clinical investigators and CROs to enroll patients and conduct and manage our clinical studies. As a result, many key aspects of this process have been and will be out of our direct control. If the CROs and other third parties that we rely on for patient enrollment and other portions of our clinical trials fail to perform the clinical trials in a timely and satisfactory manner and in compliance with applicable U.S. and foreign regulations, we could face significant delays in completing our clinical trials or we may be unable to rely in the future on the clinical data generated. If these clinical investigators and CROs do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, we may be required to repeat one or more of our clinical trials and we may be unable to obtain or maintain regulatory approval for or successfully commercialize our products.
We depend on a limited number of wholesaler customers for retail distribution of our Zegerid products, and if we lose any of our significant wholesaler customers, our business could be harmed.
     Our wholesaler customers for our Zegerid products include some of the nation’s leading wholesale pharmaceutical distributors, such as Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, and major drug chains. Sales to Cardinal, McKesson and AmerisourceBergen accounted for approximately 30%, 27% and 16%, respectively, of our annual revenues during 2008 and 31%, 27% and 16%, respectively, of our revenues for the nine months ended September 30, 2009. The loss of any of these wholesaler customers’ accounts or a material reduction in their purchases could harm our business, financial condition or results of operations. In addition, we may face pricing pressure from our wholesaler customers.

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
     For our Zegerid prescription products, we currently rely on Norwich Pharmaceuticals, Inc., located in New York, as the sole third-party manufacturer of Zegerid Capsules. In addition, we rely on a single third-party manufacturer located outside of the U.S., Patheon Inc., for the supply of Zegerid Powder for Oral Suspension. We also currently rely on a single third-party supplier located outside of the U.S., Union Quimico Farmaceutica, S.A., or Uquifa, for the supply of omeprazole, which is an active pharmaceutical ingredient in each of our current Zegerid products. We are obligated under our supply agreement with Uquifa to purchase all of our requirements of omeprazole from this supplier.
     For the Glumetza products, we rely on Depomed to oversee product manufacturing and supply. In turn, Depomed relies on a single third-party manufacturer for each of the Glumetza products. For our budesonide MMX and rifamycin SV MMX product candidates, we rely on Cosmo to manufacture and supply all of our drug product requirements.
     Any significant problem that our sole source manufacturers or suppliers experience could result in a delay or interruption in the supply to us until the manufacturer or supplier cures the problem or until we locate an alternative source of supply. In addition, because our sole source manufacturers and suppliers provide services to a number of other pharmaceutical companies, they may experience capacity constraints or choose to prioritize one or more of their other customers over us. In addition, to the extent one or more of our strategic partners utilizes our suppliers for our Zegerid prescription products, capacity at those suppliers may become further constrained.
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
     In October 2009, we became aware of two lawsuits filed by individual plaintiffs in Ohio state court relating to C.B. Fleet Co., Inc., or Fleet, and claiming injuries purportedly caused by Fleet’s Phospho-soda®, sodium phosphate oral solution product. The complaints name Fleet, Santarus, the Cleveland Clinic Foundation, the Research Foundation of the American Society of Colon and Rectal Surgeons, the Society of American Gastrointestinal and Endoscopic Surgeons and several other individuals as defendants. The complaints allege, among other things, that the defendants fraudulently concealed, misrepresented and suppressed material medical and scientific information about Fleet’s Phospho-soda product. The plaintiffs are seeking compensatory damages, exemplary damages, damages for loss of consortium, damages under the Ohio Consumer Protection Act, and attorneys’ fees and expenses. We co-promoted Fleet’s Phospho-soda® EZ-Prep™ Bowel Cleansing System, a different sodium phosphate oral solution product manufactured by Fleet, under a co-promotion agreement, which we and Fleet entered into in August 2007 and which expired in October 2008. Under the terms of the co-promotion agreement, we have requested that Fleet indemnify us in connection with these matters. In addition, we have tendered notice of these matters to our insurance carriers pursuant to the terms of our insurance policies. Due to the uncertainty of the ultimate outcome of these matters and our ability to secure indemnification and/or insurance coverage, we cannot predict the effect, if any, this matter will have on our business. Regardless of how this litigation is ultimately resolved, this matter may be costly, time-consuming and distracting to our management, which could have a material adverse effect on our business.
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
     We are a small company and, as of September 30, 2009, had 339 employees. Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical, manufacturing, product development, business development and sales and marketing personnel. We, as well as inVentiv, our contract sales provider, may not be able to recruit and retain qualified personnel in the future, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results.

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
     Zegerid Products and Related PPI Technology
     We have entered into an exclusive, worldwide license agreement with the University of Missouri for patents and pending patent applications relating to specific formulations of PPIs with antacids and other buffering agents and methods of using these formulations. Currently, there are six issued U.S. patents that provide coverage for our Zegerid products (U.S. Patent Nos. 5,840,737; 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772), all of which are subject to the University of Missouri license agreement. There are also several pending U.S. patent applications relating to our Zegerid products and technology, some of which are subject to the University of Missouri license agreement and some of which we own. The issued patents generally cover pharmaceutical compositions combining PPIs with buffering agents, such as antacids, and methods of treating GI disorders by administering solid or liquid forms of such compositions, and each of the patents expires in July 2016. In addition to the U.S. patent coverage, several international patents have been issued, including in Australia, Austria, Belgium, Canada, Cyprus, Denmark, Finland, France, Germany, Greece, Ireland, Israel, Italy, Luxembourg, Mexico, Monaco, Netherlands, New Zealand, Poland, Portugal, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Turkey and the United Kingdom, and several international patent applications are pending, some of which are subject to the University of Missouri license agreement and some of which we own. The issued claims in these international patents vary between the different countries and include claims covering pharmaceutical compositions combining PPIs with buffering agents and the use of these compositions in the manufacture of drug products for the treatment of GI disorders.

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
     A bench trial for the consolidated lawsuit was held in July 2009. During the trial, the court ruled in favor of Santarus and the University of Missouri on the issue of infringement. Post-trial briefs were submitted in August 2009, and the court has not yet ruled on Par’s defenses of invalidity and inequitable conduct.
     Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the timing or outcome of the litigation. The court may render its decision at any time after the filing of the post-trial briefs, which may be before or after the expiration of the applicable 30-month stays. Any adverse outcome in this litigation could result in one or more generic versions of Zegerid Capsules and/or Zegerid Powder for Oral Suspension being launched before the expiration of the listed patents in July 2016, which could adversely affect our ability to successfully execute our business strategy to maximize the value of Zegerid Capsules and Zegerid Powder for Oral Suspension and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows. An adverse outcome may also impact the patent protection for the products being commercialized pursuant to our strategic alliances with GSK, Schering-Plough and Norgine, which in turn may impact the amount of, or our ability to receive, milestone payments and royalties under our agreements with these strategic partners. Following any decision from the lower court, the losing party may choose to exercise its right to appeal, which could result in a change of the lower court’s decision as well as additional time and expense. Regardless of how the litigation is ultimately resolved, the litigation has been and may continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on our business.
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
Risks Related to Our Financial Results and Need for Financing
We have incurred significant operating losses since our inception, and we may incur additional operating losses and may not be able to sustain profitability.
     The extent of our future operating losses and our ability to sustain profitability are highly uncertain. We have been engaged in developing and commercializing drugs and have generated significant operating losses since our inception in December 1996. Our commercial activities and continued product development and clinical activities will require significant expenditures. For the nine months ended September 30, 2009, we recognized $110.1 million in total revenues, and, as of September 30, 2009, we had an accumulated deficit of $314.9 million. We may incur additional operating losses and capital expenditures as we support the continued marketing of the Zegerid and Glumetza products and any other products we commercialize, and continue our product development and clinical research programs.
     In addition, any adverse outcome in the litigation against Par could result in one or more generic versions of Zegerid Capsules and/or Zegerid Powder for Oral Suspension being launched before the expiration of the listed patents in July 2016. This could adversely affect our ability to successfully execute our business strategy to maximize the value of Zegerid Capsules and Zegerid Powder for Oral Suspension and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows. An adverse outcome may also impact the patent protection for the products being commercialized pursuant to our strategic alliances with GSK, Schering-Plough and Norgine, which in turn may impact the amount of, or our ability to receive, milestone payments and royalties under our agreements with these strategic partners.
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
     Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the commercial success of, and demand for currently marketed products, as well as the success and costs of our development programs are uncertain and therefore our future prospects are uncertain. The level of our revenues, if any, and results of operations at any given time will be based primarily on the following factors:
•	commercial success of the Zegerid and Glumetza prescription products;

•	the outcome of our patent infringement litigation against Par involving Zegerid Capsules and Zegerid Powder for Oral Suspension;

•	progress under the strategic alliances with GSK, Schering-Plough and Norgine, including Schering-Plough’s ability to obtain regulatory approval for a licensed OTC product;

•	our ability to obtain regulatory approval for any future products we develop, including the new tablet formulation of our Zegerid prescription products, which has a PDUFA date of December 4, 2009;

•	results of clinical trials and other development programs, including the ongoing and planned clinical trials for the budesonide MMX and rifamycin SV MMX product candidates, and our ability to establish safety and efficacy for our development products;

•	interruption in the manufacturing or distribution of our products;

•	timing of new product offerings, acquisitions, licenses or other significant events by us, GSK, Schering-Plough, Norgine or our competitors;

•	legislative changes affecting the products we may offer or those of our competitors; and

•	the effect of competing technological and market developments.
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
     As of September 30, 2009, our short-term investments included AAA-rated auction rate securities, or ARS, issued by state municipalities. Our ARS are debt instruments with a long-term maturity and an interest rate that is reset in short-term intervals through auctions. The conditions in the global credit markets have prevented many investors from liquidating their holdings of ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.
     Due to conditions in the global credit markets, our ARS, representing a par value of approximately $4.1 million, had insufficient demand resulting in multiple failed auctions since early 2008. As a result, these affected securities are currently not liquid.
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
     The market prices for securities of specialty biopharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. For example, during the year ended December 31, 2008, the trading prices for our common stock ranged from a high of $3.24 to a low of $1.23, and on September 30, 2009, the closing trading price for our common stock was $3.29. In addition, we have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Furthermore, our loan agreement with Comerica prohibits us from paying dividends. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment.
     The trading price of our common stock may continue to fluctuate substantially as a result of one or more of the following factors:
•	announcements concerning our commercial progress and activities, including sales and revenue trends;

•	announcements concerning our product development programs, results of our clinical trials or status of our regulatory submissions;

•	the outcome of our pending patent infringement litigation against Par involving Zegerid Capsules and Zegerid Powder for Oral Suspension;

•	regulatory developments and related announcements in the U.S., including announcements by the FDA, and foreign countries;

•	other disputes or developments concerning proprietary rights, including patents and trade secrets, litigation matters, and our ability to patent or otherwise protect our products and technologies;

•	developments, including progress or delays, pursuant to our strategic alliances with GSK, Schering-Plough and Norgine;

•	conditions or trends in the pharmaceutical and biotechnology industries;

•	fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	changes in, or our failure to meet or exceed, investors’ and securities analysts’ expectations;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	actual or anticipated fluctuations in our or our competitors’ quarterly or annual operating results;

•	announcements concerning borrowings under our loan agreement, takedowns under our existing universal shelf registration statement or other developments relating to the loan agreement, universal shelf registration statement or our other financing activities;

•	our entering into licenses, strategic partnerships and similar arrangements, or the termination of such arrangements;

•	acquisition of products or businesses by us or our competitors;

•	announcements made by, or events affecting, our strategic partners, our contract sales force provider, our suppliers or other third parties that provide services to us;

•	litigation and government inquiries; or

•	economic and political factors, including wars, terrorism and political unrest.
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
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.

Item 6. Exhibits

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

3.3(3)	Certificate of Designations for Series A Junior Participating Preferred Stock

4.1(3)	Form of Common Stock Certificate

4.2(4)	Amended and Restated Investors’ Rights Agreement, dated April 30, 2003, among us and the parties named therein

4.3(4)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated May 19, 2003, among us and the parties named therein

4.4(4)*	Stock Restriction and Registration Rights Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

4.5(4)	Form of Common Stock Purchase Warrant

4.6(3)	Rights Agreement, dated as of November 12, 2004, between us and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Santarus, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

4.7(5)	First Amendment to Rights Agreement, dated as of April 19, 2006, between us and American Stock Transfer & Trust Company

4.8(6)	Second Amendment to Rights Agreement, dated December 10, 2008, between us and American Stock Transfer & Trust Company

4.9(7)	Warrant to Purchase Shares of Common Stock, dated February 3, 2006, issued by us to Kingsbridge Capital Limited

4.10(7)	Registration Rights Agreement, dated February 3, 2006, between us and Kingsbridge Capital Limited

4.11(8)	Registration Rights Agreement, dated December 10, 2008, between us and Cosmo Technologies Limited

4.12(8)	Amendment No. 1 to Registration Rights Agreement, dated April 23, 2009, between us and Cosmo Technologies Limited

10.1+	Amendment No. 1 to OTC License Agreement, dated July 24, 2009, between us and Schering-Plough Healthcare Products, Inc.

10.2+	License Agreement, dated October 9, 2009, between us and Norgine B.V.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

Exhibit
Number	Description
32†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q of Santarus, Inc. for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 13, 2004.

(2)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on December 5, 2008.

(3)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on November 17, 2004.

(4)	Incorporated by reference to the Registration Statement on Form S-1 of Santarus, Inc. (Registration No. 333-111515), filed with the Securities and Exchange Commission on December 23, 2003, as amended.

(5)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on April 21, 2006.

(6)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2008.

(7)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on February 3, 2006.

(8)	Incorporated by reference to the Registration Statement on Form S-3 of Santarus, Inc. (Registration No. 333-156806), filed with the Securities and Exchange Commission on January 20, 2009, as amended.

*	Santarus, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which portions have been omitted and filed separately with the Securities and Exchange Commission.

+	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

†	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Santarus, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 4, 2009

/s/ Debra P. Crawford
Debra P. Crawford,
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)