Form 10-K
period 2009-12-31
SANTARUS INC
filed 2010-03-04
CIK 1172480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File Number: 000-50651
SANTARUS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0734433
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3721 Valley Centre Drive, Suite 400	92130
San Diego, California	(Zip Code)
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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2009, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $121.8 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market on June 30, 2009 of $2.82 per share.*
     The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 15, 2010 was 58,347,767.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year end December 31, 2009 are incorporated by reference into Part III of this report.
*	Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeded 10% of the registrant’s common stock outstanding at June 30, 2009. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

SANTARUS, INC.
FORM 10-K — ANNUAL REPORT
For the Year Ended December 31, 2009

i

PART I
Forward-Looking Statements
     Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance that are not historical facts are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to maintain and increase market demand for, and sales of, our Zegerid® and Glumetza® prescription products; the scope and validity of patent protection for our products, including the outcome and duration of the patent infringement lawsuits relating to our Zegerid and Glumetza prescription products, and our ability to commercialize products without infringing the patent rights of others; whether we are successful in generating revenue under our strategic alliances, including our over-the-counter, or OTC, license agreement with Schering-Plough HealthCare Products, Inc., or Schering-Plough, a subsidiary of Merck & Co., Inc., our license and distribution agreements with Glaxo Group Limited, an affiliate of GlaxoSmithKline plc, and our license agreement with Norgine B.V.; whether Schering-Plough is able to generate market demand and acceptance for Zegerid OTC™ and, in turn, generate sales milestones and royalty payments for us; our ability to successfully develop (including successful completion of the ongoing and planned phase III clinical studies) and obtain regulatory approval for our budesonide MMX® and rifamycin SV MMX product candidates in a timely manner or at all; adverse side effects or inadequate therapeutic efficacy of our products or products we promote that could result in product recalls, market withdrawals or product liability claims; competition from other pharmaceutical or biotechnology companies and evolving market dynamics; our ability to further diversify our sources of revenue and product portfolio; other difficulties or delays relating to the development, testing, manufacturing and marketing of, and obtaining and maintaining regulatory approvals for, our and our strategic partners’ products; fluctuations in quarterly and annual results; our ability to obtain additional financing as needed to support our operations or future product acquisitions; the impact of healthcare reform legislation and the recent turmoil in the financial markets; and other risks detailed below under Part I — Item 1A — Risk Factors.
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
     We have received U.S. and European Union, or EU, trademark registration for our corporate name, Santarus®. We also have received trademark registration in the U.S., EU, Canada and Japan for our brand name, Zegerid®, and we have applied for trademark registration for various other names and logos. We have licensed to Schering-Plough the right to use various Zegerid related trademarks, including Zegerid OTC™, in connection with their licensed OTC products. All other trademarks, service marks or trade names appearing in this report are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners.

Item 1. Business
Overview
     We are a specialty biopharmaceutical company focused on acquiring, developing and commercializing proprietary products that address the needs of patients treated by gastroenterologists, endocrinologists and other physicians. The following table provides an overview of our marketed and development-stage product portfolio:
Santarus Product Portfolio

Drug	Status	Comments
Marketed and Approved Products
Zegerid® Capsules and Powder for Oral Suspension (Rx — U.S.)	Marketed	For upper GI conditions, including GERD

Glumetza® Extended Release Tablets (Rx — U.S.)	Marketed	For glycemic control in adults with type 2 diabetes

Immediate-release Omeprazole Tablets (Rx — U.S.)	Approved	For upper GI conditions, including GERD; NDA supplement for approval of trade name under FDA review

Development Product Candidates
Budesonide MMX® (Rx — U.S.)	Phase III	For ulcerative colitis; enrollment completed in European phase III clinical study; U.S. phase III clinical study ongoing

Rifamycin SV MMX® (Rx — U.S.)	Phase III	Initiation of phase III program in travelers’ diarrhea planned for second quarter of 2010

Additional Strategic Alliances
Schering-Plough HealthCare Products, Inc.
Zegerid OTC™ (OTC — U.S.)	Approved	For treatment of frequent heartburn; commercial launch expected in April 2010

GlaxoSmithKline
Immediate-release Omeprazole products (Rx and OTC — Specified Ex-U.S. countries)*	Regulatory Submissions Ongoing	Submissions made in certain Latin American, African and Asian countries; preparation of additional regulatory filings ongoing

Norgine B.V.
Immediate-release Omeprazole products (Rx — Specified European countries and Israel)	In Development	License signed in October 2009

*	GSK is also currently distributing and promoting Zegerid prescription products in Puerto Rico and the U.S. Virgin Islands.
     Our goal is to become a premier specialty biopharmaceutical company with a diversified portfolio of commercial and development-stage products. Our business strategy for achieving this goal is focused on increasing sales of Zegerid and Glumetza brand products in the U.S. prescription pharmaceutical market, advancing our lower gastrointestinal, or GI, development-stage products, maximizing the value of our proprietary proton pump inhibitor, or PPI, technology in other pharmaceutical markets, and expanding our product portfolio.

     Currently Marketed and Approved Products
     Our commercial organization is currently promoting Zegerid (omeprazole/sodium bicarbonate) Capsules and Powder for Oral Suspension, which are proprietary formulations that combine omeprazole, which is a PPI, and an antacid. We developed these products as the first immediate-release oral PPIs for the U.S. prescription market, and they have been approved by the U.S. Food and Drug Administration, or FDA, to treat or reduce the risk of a variety of upper GI diseases and disorders, including gastroesophageal reflux disease, or GERD. Our Zegerid products are based on patented technology and utilize antacids, which raise the gastric pH and thus protect the PPI, omeprazole, from acid degradation in the stomach, allowing the omeprazole to be quickly absorbed into the bloodstream and to provide continued acid control. We commercially launched Zegerid Capsules in early 2006 and Zegerid Powder for Oral Suspension in late 2004 and early 2005. In 2009, we reported $119.3 million in net product sales of our Zegerid prescription products, which reflects an increase of approximately 18% over the net product sales reported in 2008.
     Our commercial organization also promotes Glumetza (metformin hydrochloride extended release tablets) prescription products in the U.S., under the terms of an exclusive promotion agreement that we entered into with Depomed, Inc., or Depomed, in July 2008. Glumetza is a once-daily, extended-release formulation of metformin that incorporates patented drug delivery technology and is indicated as an adjunct to diet and exercise to improve glycemic control in adult patients with type 2 diabetes. Metformin is one of the most commonly prescribed oral medications for the treatment of type 2 diabetes, and it is used to improve glycemic control in patients with diabetes. The extended-release delivery system is designed to offer patients with diabetes an ability to reach their optimal dose of metformin with fewer GI side effects. We began our promotion of the Glumetza products in October 2008. In 2009, we reported $23.6 million in promotion revenue associated with Glumetza.
     In addition, in December 2009, we received approval of a new drug application, or NDA, from the FDA for a new immediate-release omeprazole prescription product in a tablet formulation; however, the FDA has not yet approved a trade name for the new product. The new tablet product combines omeprazole with a mix of buffers. We have submitted an NDA supplement to the FDA requesting approval of a proposed trade name that includes the “Zegerid” brand name and anticipate that the FDA will complete its review of this NDA supplement in June 2010.
     Development Product Candidates
     We are developing two product candidates targeting lower GI conditions under the terms of a strategic collaboration that we entered into with Cosmo Technologies Limited, or Cosmo. The product candidates utilize Cosmo’s patented MMX technology, which is a proprietary multi-matrix system that is designed to deliver a drug substance to the colon. The goal of the MMX technology is to enhance clinical efficacy while limiting side effects typically associated with systemic absorption. Budesonide MMX is an oral corticosteroid and is currently being investigated in a phase III clinical program for the induction of remission of mild or moderate active ulcerative colitis. Rifamycin SV MMX is a broad spectrum, semi-synthetic antibiotic and has been investigated in a phase II clinical program in patients with infectious diarrhea. We plan to initiate a phase III clinical program evaluating rifamycin SV MMX in patients with travelers’ diarrhea in the second quarter of 2010. Under the strategic collaboration, we were granted exclusive rights to develop and commercialize these product candidates in the U.S.
     Additional Strategic Alliances
     To further leverage our proprietary PPI technology and diversify our sources of revenue, we have licensed exclusive rights to Schering-Plough HealthCare Products, Inc., or Schering-Plough, a subsidiary of Merck & Co., Inc., to develop, manufacture and sell Zegerid OTC™ products in the lower dosage strength of 20 mg of omeprazole in the U.S. and Canada. We have also entered into license and distribution agreements granting exclusive rights to Glaxo Group Limited, an affiliate of GlaxoSmithKline, plc, or GSK to develop, manufacture and commercialize prescription and OTC products in up to 114 specified countries (including markets within Africa, Asia, the Middle-East, and Central and South America), and to distribute and sell Zegerid brand prescription products in Puerto Rico and the U.S. Virgin Islands. In addition, we have entered into a license agreement granting certain exclusive rights to Norgine B.V., or Norgine, to develop, manufacture and commercialize prescription immediate-release omeprazole products in specified markets in Western, Central and Eastern Europe and in Israel.

Strategy
     Our goal is to become a premier specialty biopharmaceutical company with a diversified portfolio of commercial and development-stage products. Our business strategy for achieving this goal is focused on increasing sales of Zegerid and Glumetza brand products in the U.S. prescription pharmaceutical market, advancing our lower GI development-stage products, maximizing the value of our proprietary PPI technology in other pharmaceutical markets, and expanding our product portfolio. Key elements of our business strategy include the following:
•	Increasing Sales of Zegerid and Glumetza Brand Prescription Products. Our commercial resources are focused on increasing market demand for, and sales of, Zegerid and Glumetza brand prescription products. Our field sales organization currently promotes Zegerid and Glumetza products to selected gastroenterologists, endocrinologists and primary care physicians. We believe that both the Zegerid and Glumetza brand products offer differentiated treatment options for physicians and their patients and continue to represent an attractive market opportunity.

•	Advancing Our Lower GI Development-Stage Products. We are also focused on advancing the development of the budesonide MMX and rifamycin SV MMX product candidates. Budesonide MMX is currently being investigated in a phase III clinical program for the induction of remission of mild or moderate active ulcerative colitis. In addition, we plan to initiate a phase III clinical study evaluating rifamycin SV MMX in patients with travelers’ diarrhea in the second quarter of 2010. The MMX technology is designed to deliver a drug substance directly to the colon. We believe the utilization of the MMX technology with these product candidates may result in enhanced clinical efficacy, while also limiting side effects typically associated with systemic absorption.

•	Maximizing the Value of Our Proprietary PPI Technology. In addition to our efforts related to our Zegerid prescription products in the U.S., we are focused on maximizing the value of our proprietary PPI technology in other pharmaceutical markets. We licensed exclusive rights to our technology to Schering-Plough (for OTC products in the U.S. and Canada), GSK (for prescription and OTC products in markets within Africa, Asia, the Middle-East, and Central and South America) and Norgine (for prescription products in markets within Western, Central and Eastern Europe and in Israel). We believe these arrangements and revenue sources have the potential to add significant value to our company.

•	Expanding our Product Portfolio. In the future, we also plan to expand our product portfolio through internal development or through co-promotion, in-licensing or acquisition of products or companies to further leverage our development and commercial capabilities. We will concentrate our efforts on proprietary products that could be complementary to our existing products or that otherwise have attractive commercial potential.
Currently Marketed and Approved Products
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
     We received FDA approval of each of our NDAs for these Zegerid products within the first 10-month cycle of review provided for in the FDA’s goals in connection with the Prescription Drug User Fee Act, or PDUFA. We commercially launched Zegerid Capsules in early 2006 and Zegerid Powder for Oral Suspension in late 2004 and early 2005. Since launching these products, we reported net product sales of our Zegerid products of $46.0 million in 2006, $79.4 million in 2007, $101.2 million in 2008 and $119.3 million in 2009, representing a compounded annual growth rate since 2006 of 37%.
     Currently, there are six issued U.S. patents that provide coverage for our Zegerid products, all of which expire in July 2016. Additional information about the intellectual property for our Zegerid products, including ongoing generic patent litigation, is set forth below under the heading “Business — Intellectual Property — Zegerid Products and Related PPI Technology.”
     Upper GI Diseases and Disorders
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
     We have continued to grow the number of prescriptions for our Zegerid products since those products were launched. Most recently, the total number of prescriptions for our Zegerid products increased approximately 6% for the 12 months ended December 31, 2009 compared with the prior 12-month period. The total number of prescriptions for branded PPIs, as a group, that were promoted in 2009 (Aciphex®, Kapidex™, Nexium® and Prevacid®) decreased approximately 6% for the same period.
     Glumetza Extended Release Tablets
     Glumetza (metformin hydrochloride extended release tablets) is a once-daily, extended-release formulation of metformin in 500 mg and 1000 mg dosage strengths that incorporates patented drug delivery technology and is indicated as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes. Metformin is one of the most commonly prescribed oral medications for the treatment of type 2 diabetes, and it is used to improve glycemic control in patients with diabetes. The extended-release delivery system is designed to offer patients with diabetes an ability to reach their optimal dose of metformin with fewer GI side effects. We began promoting the Glumetza products in October 2008 under an exclusive promotion agreement entered into with Depomed, as further described below. In 2009, our first full year of promotion, we reported $23.6 million in promotion revenue associated with Glumetza.
     Currently, there are four issued U.S. patents that provide coverage for one or both of the Glumetza products, with expiration dates ranging from September 2016 to October 2021. Additional information about the intellectual property for the Glumetza products, including ongoing generic patent litigation, is set forth below under the heading “Business — Intellectual Property - Glumetza Extended Release Tablets.”
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

     According to IMS Health, branded prescription metformin products (including Fortamet®, Glucophage®, Glucophage XR® and Glumetza and excluding metformin combination products) had total sales of more than $150 million during 2009.
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
     We paid Depomed a $12.0 million upfront fee, and based on the achievement of specified levels of annual Glumetza net product sales, we may be required to pay Depomed one-time sales milestones, totaling up to $16.0 million in aggregate, the first of which milestones is in the amount of $3.0 million and is payable if annual Glumetza net product sales exceed $50.0 million. Depomed records revenue from the sales of Glumetza products, and pays us a fee of 80% (through September 30, 2010) and 75% (for all periods thereafter) of the gross margin earned from all net sales of Glumetza products in the U.S., with gross margin defined as net sales less cost of goods including product-related fees paid by Depomed to Biovail Laboratories International SRL.
     We are responsible for all costs associated with our sales force and for all other sales and marketing-related expenses associated with our promotion of Glumetza products. This included an initial commitment of $5.0 million in promotional costs from signing through March 31, 2009. Depomed is responsible for overseeing product manufacturing and supply. A joint commercialization committee oversees and guides the strategic direction of the Glumetza alliance.
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
     Under the promotion agreement, we have a right of first negotiation in the event that Depomed desires to divest its rights in the Glumetza products to a third party or wishes to grant rights to a third party to develop or commercialize a pharmaceutical product containing Depomed’s proprietary Acuform® drug delivery technology in combination with metformin and any other generic active pharmaceutical ingredient.
     The promotion agreement will continue in effect until the expiration of the last-to-expire patent or patent application with a valid claim in the U.S. covering a Glumetza product, unless terminated sooner. Subject to 90 days prior written notice to Depomed, we may terminate the promotion agreement at any time. Subject to notice to Depomed, we may also terminate the agreement immediately in other circumstances, such as loss of market exclusivity or in the event of certain regulatory or governmental actions or if Depomed fails to supply the Glumetza product as reasonably necessary to meet trade demand for a period of three months or longer. Subject to 60 days prior written notice to us, Depomed may terminate the agreement if we fail to meet our obligations with respect to minimum promotion obligations and fail to cure such breach within a specified time period. Depomed may also terminate the agreement on 180 days prior written notice if we fail to deliver certain required information related to forecasted sales force expenditures. Either party may terminate the agreement under certain specified circumstances relating to a significant recall or withdrawal of the Glumetza product. Either party may also terminate the agreement if the other party fails to perform any material term of the agreement and fails to cure such breach, subject to prior written notice within a specified time period. In addition, either party may terminate the agreement if a force majeure event prevents the other party from carrying out its material obligations under the agreement for a period of at least six months. Finally, either party may terminate the agreement if the other party becomes insolvent, files or consents to the filing of a petition under any bankruptcy or insolvency law or has any such petition filed against it, and within a specified time period, such filing has not been dismissed.

     Immediate-release Omeprazole Tablets
     In December 2009, we received approval of a new drug application, or NDA, from the FDA for a new immediate-release omeprazole prescription product in a tablet formulation; however, the FDA has not yet approved a trade name for the new product. The new tablet product combines omeprazole with a mix of buffers. We have submitted an NDA supplement to the FDA requesting approval of a proposed trade name that includes the “Zegerid” brand name and anticipate that the FDA will complete its review of this NDA supplement in June 2010.
Development Product Candidates
     Budesonide MMX
     Budesonide MMX is a corticosteroid in a novel oral tablet formulation, which utilizes proprietary MMX multi-matrix system delivery technology and is being developed for the treatment of ulcerative colitis. The MMX technology is designed to result in the controlled release and even distribution of budesonide throughout the length of the colon and to minimize systemic absorption of budesonide, potentially offering an opportunity for good clinical efficacy and limited side effects. We believe there is a need for a locally acting steroid, such as budesonide, for the treatment of ulcerative colitis, and that the utilization of the MMX technology with budesonide may result in reduced side effects versus standard oral corticosteroid therapy, such as prednisone which is systemically absorbed, and potentially allow for longer periods of treatment.
     A pilot phase II clinical study evaluated 32 patients with ulcerative colitis who received either budesonide MMX at 9 mg once daily or placebo. The patients in the study were required to have active ulcerative colitis, to have been on stable doses of an oral 5-aminosalicylic acid, or 5-ASA, product for at least two months prior to study entry, and to continue on such 5-ASA product during the course of the study. The primary endpoint of the phase II study was achieving either at least a 50% reduction from the baseline clinical activity index, or CAI, score or remission (defined as a CAI score less than or equal to 4) after four weeks of treatment. The CAI is a measure based on patient, investigator and laboratory findings with regard to several clinical criteria. The primary endpoint was reached by 8 out of 17 patients in the budesonide MMX group (47.1%) and 5 out of 15 patients in the placebo group (33.3%). There was not a statistically significant difference between the budesonide MMX and placebo groups based on the primary endpoint. Additional supportive data from the study indicated that the mean CAI score decreased significantly from baseline to week four in the budesonide MMX group (p<0.0001) but not in the placebo group (p=0.1). From a safety perspective, neither significant suppression of adrenocortical function nor significant side effects were observed. The pilot phase II clinical study provided safety and efficacy data sufficient for budesonide MMX to progress into further clinical testing.
     Budesonide MMX is currently being evaluated for the treatment of ulcerative colitis in a phase III clinical program. Two multicenter, double-blind phase III clinical studies to evaluate budesonide MMX for the induction of remission in patients with mild or moderate active ulcerative colitis are underway in North America and Europe, both of which are intended to support U.S. regulatory approval. Enrollment in the European phase III clinical study induction phase was completed in December 2009 and enrollment in the U.S. clinical program induction phase is expected to be completed in the second quarter of 2010. The protocols for the phase III clinical studies have been reviewed and approved by the FDA under Special Protocol Assessments. We and Cosmo are conducting the phase III U.S. registration study, and Cosmo is conducting the European study.
     The phase III clinical studies are expected to enroll a total of approximately 1,000 patients. Each trial is expected to enroll approximately 490 patients and is powered at 80 percent to show a difference of at least 20 percent between budesonide MMX and placebo. In each study patients are dosed with budesonide MMX at either 6 mg or 9 mg once daily, and the results will be compared to a placebo control group over an eight week course of treatment. Patients are required to discontinue current therapy and will undergo a washout period prior to initiation of treatment. The primary endpoint in each of the studies is the percentage of patients achieving clinical remission versus placebo as measured by the ulcerative colitis disease activity index, or UCDAI, after eight weeks of treatment. A reference arm with an active comparator is also included in each study. In the U.S. registration study, patients in the reference arm will be dosed with two 400 mg Asacol® (mesalamine) delayed-release tablets three times daily for a total of 2400 mg. In the European study, patients in the reference arm will be dosed with three 3 mg Entocort® EC (budesonide) capsules once daily for a total of 9 mg. The reference arms are not powered to show statistically significant differences versus budesonide MMX.

     Additionally, up to approximately 150 patients from the European and U.S. programs are expected to continue in a 12-month, double-blind, extended use study, to evaluate the long term safety and tolerability of budesonide MMX 6 mg and to collect data on the efficacy of budesonide MMX in the maintenance of remission of ulcerative colitis compared to placebo. The FDA requested that the results of the 12-month extended use study be included in the phase III clinical program to support a U.S. regulatory submission.
     We currently anticipate that we will have preliminary results from the European phase III clinical program, excluding the extension study, late in the second quarter of 2010 and from the U.S phase III clinical program in the second half of 2010. Assuming successful and timely completion of the phase III clinical program and extension study, we plan to submit an NDA for budesonide MMX to the FDA in the second half of 2011.
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
     According to IMS Health, the U.S. market for prescription products (excluding anti-TNF products) for the treatment of IBD, including ulcerative colitis and Crohn’s disease, had total sales of approximately $1.6 billion during 2009.
     Rifamycin SV MMX
     Rifamycin SV MMX is a broad spectrum, semi-synthetic antibiotic with negligible systemic absorption, which is being developed for the treatment of patients with travelers’ diarrhea and potentially for other diseases that have an infectious component in the intestine. Rifamycin SV has demonstrated a broad spectrum of in vitro activity targeted to the main enteropathogens that cause travelers’ diarrhea. In addition, due to the negligible systemic absorption of rifamycin SV, we believe that rifamycin SV MMX will offer an opportunity for limited side effects and will be less prone to the development of antibiotic-resistant strains of bacteria, a major concern with systemically delivered antibiotics.

     Cosmo conducted the rifamycin SV MMX phase II clinical program, which consisted of two studies in a total of 155 patients with infectious diarrhea in Mexico, Turkey and South Africa under clinical study applications with regulatory authorities in those countries. The results from these studies provided evidence that rifamycin SV MMX was well tolerated and effective at doses of 800 mg to 1200 mg per day. In December 2009 we submitted an investigational new drug, or IND, application to the FDA proposing two international multicenter, randomized, double-blind phase III studies, each with approximately 300 patients, to assess the efficacy and safety of rifamycin SV MMX 400 mg (2 x 200 mg) oral tablets taken twice daily (800 mg total daily dose) for three days versus placebo in the treatment of patients with travelers’ diarrhea. The primary endpoint of the phase III clinical studies will be the time to last unformed stool and the studies will seek to demonstrate the superiority of rifamycin SV MMX to placebo. We expect to begin the first phase III study in the second quarter of 2010. Assuming timely and successful completion, we plan to initiate a second phase III clinical study in travelers’ diarrhea in the first half of 2011.
     Cosmo’s European partner, Dr. Falk Pharma GmbH, or Dr. Falk, is planning to initiate in the second quarter of 2010 a phase III clinical study in patients with travelers’ diarrhea for registration of rifamycin SV MMX in the European Union, or EU. The Dr. Falk phase III study will assess the efficacy (non-inferiority) and safety of rifamycin SV MMX 400 mg (2 x 200 mg) oral tablets taken twice daily (800 mg total daily dose) for three days versus ciprofloxacin 500 mg tablets twice daily (1,000 mg total daily dose) in the treatment of patients with travelers’ diarrhea. The primary endpoint of this study will be the time to last unformed stool and the study will seek to demonstrate the non-inferiority of rifamycin SV MMX to ciprofloxacin. Assuming successful completion of the phase III clinical program, Santarus and Dr. Falk plan to share their clinical data for inclusion in each company’s respective regulatory submissions.
     Based on a pre-IND meeting in early 2009, the FDA determined that rifamycin SV MMX is a new molecular entity in the U.S. and requested a full preclinical assessment prior to submitting an IND. These preclinical studies were completed in late 2009, allowing us to proceed with the submission of the IND.
     Currently, there is one issued U.S. patent that provides coverage for the rifamycin SV MMX product candidate, which patent expires in June 2020. Additional information about the intellectual property for the rifamycin SV MMX product candidate is set forth below under the heading “Business — Intellectual Property — Budesonide MMX and Rifamycin SV MMX Product Candidates.”
     Infections of the Intestine and Travelers’ Diarrhea
     Infections of the intestine are generally caused by bacteria, viruses or parasites. According to the Centers for Disease Control and Prevention, or the CDC, each year between 20% and 50% of international travelers, an estimated 10 million people, develop diarrhea, with approximately 80% of the cases caused by bacteria. The onset of travelers’ diarrhea usually occurs within the first week of travel, but may occur at any time while traveling, and even after returning home. Typically, a traveler experiences multiple loose or watery bowel movements each day. Other commonly associated symptoms are nausea, vomiting, abdominal cramping, bloating, fever, urgency and malaise. Antibiotics, such as Cipro® (ciprofloxacin), Xifaxan® (rifaxamin) and Zithromax® (azithromycin), are primarily used to treat travelers’ diarrhea. In some cases, increasing bacterial resistance to existing antibiotics may limit their usefulness.
     Other diseases that may have an infectious component in the intestine include infectious diarrhea, Crohn’s disease, ulcerative colitis, irritable bowel syndrome, Clostridium difficile-associated diarrhea, pouchitis, diverticular disease and hepatic encephalopathy.
     Strategic Collaboration with Cosmo
     In December 2008, we entered into a strategic collaboration with Cosmo, including a license agreement, stock issuance agreement and registration rights agreement, under which we were granted exclusive rights to develop and commercialize the budesonide MMX and rifamycin SV MMX product candidates in the U.S.

     License Agreement
     Under the license agreement, Cosmo granted us the exclusive right to develop, market and commercialize the budesonide MMX and rifamycin SV MMX product candidates in the U.S. As upfront consideration, we issued 6,000,000 shares of our common stock and made a cash payment of $2.5 million to Cosmo. We may also pay Cosmo up to a total of $9.0 million in clinical and regulatory milestones for the initial indications for the licensed products, up to $6.0 million in clinical and regulatory milestones for a second indication for rifamycin SV MMX and up to $57.5 million in commercial milestones. The clinical milestones include an obligation to pay Cosmo $3.0 million upon achievement of the primary endpoints in both of the EU and U.S. phase III studies for budesonide MMX with statistical significance and demonstrated adequate safety. The milestones may be paid in cash or through issuance of additional shares of our common stock, at Cosmo’s option, subject to certain limitations.
     We will pay tiered royalties to Cosmo ranging from 12% to 14% on net sales of each licensed product we sell. The royalties are subject to reduction in certain circumstances, including in the event of market launch in the U.S. of a generic version of a licensed product. Our obligation to pay the specified royalties under the license agreement will continue for the life of the relevant patents (including certain patent applications) covering each licensed product. Following that period, the parties have agreed to negotiate in good faith a reduced royalty arrangement for the continued use of Cosmo’s know-how and trademarks related to the licensed products.
     We are responsible for one-half of the total out-of-pocket costs associated with the two ongoing budesonide MMX multi-center phase III clinical studies, for all of the out-of-pocket costs for the first planned rifamycin SV MMX phase III U.S. registration study and for one-half of the out-of-pocket costs for the second planned rifamycin SV MMX phase III U.S. registration study. In the event that additional clinical work is required to obtain U.S. regulatory approval for either of the licensed products, the parties will agree on cost sharing. Cosmo is responsible for any additional pre-clinical costs for rifamycin SV MMX and for any product development and scale-up costs for either of the licensed products.
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
     During the term of the license agreement, we and Cosmo have each agreed not to market or sell any product which contains as an active ingredient, with respect to budesonide MMX, anti-inflammatory corticosteroids for ulcerative colitis and other approved indications for such product, and with respect to rifamycin SV MMX, antibiotics belonging to the ansamycin family for travelers’ diarrhea and other approved indications for such product.
     Cosmo is responsible for manufacturing and supplying all of our drug product requirements during the term of the license agreement. The parties have agreed to enter into a supply agreement prior to the submission of the first NDA for a licensed product.
     The term of the license agreement will continue until 50 years following the expiration of the patent rights. We may withdraw from the license agreement for one or both licensed products upon 60 days prior written notice to Cosmo in the event that either such product fails to achieve the primary endpoints in the applicable phase III clinical studies within five years following the date of the license agreement or the clinical studies with respect to such product are not sufficient to obtain U.S. regulatory approval within five years following the date of the license agreement. In addition, either party may terminate the license agreement in the event of the other party’s uncured material breach.
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

     Cosmo has agreed that through March 15, 2010 it will not transfer or dispose of the initial 6,000,000 shares of common stock. Also, for the six months following the issuance of any shares of common stock upon achievement of milestones, it will not transfer or dispose of any such issued shares. In addition, Cosmo has agreed that through December 15, 2011 neither it nor its affiliates will acquire beneficial ownership of additional shares of our common stock, other than under the stock issuance agreement, subject to certain exceptions.
     Under the terms of the registration rights agreement, as amended, we filed a resale registration statement on Form S-3 with the Securities and Exchange Commission, or SEC, to register the resale of the initial 6,000,000 shares issued to Cosmo under the stock issuance agreement, which registration statement was declared effective by the SEC in April 2009. We are obligated to file additional registration statements for any additional shares issued to Cosmo under the stock issuance agreement and to use best efforts to have any such registration statements declared effective by the SEC.
Additional Strategic Alliances
     To further leverage our proprietary PPI technology and diversify our sources of revenue, we have entered into strategic alliances with other pharmaceutical companies that have capabilities in markets that we do not address.
     OTC License Agreement with Schering-Plough
     In October 2006, we licensed exclusive rights to Schering-Plough under our proprietary PPI technology to develop, manufacture, market and sell Zegerid brand OTC products in the lower dosage strength of 20 mg of omeprazole in the U.S. and Canada. We estimate that the U.S. market for OTC heartburn products had sales of approximately $1.8 billion in 2009. Under the license agreement, Schering-Plough is required to use active, sustained and diligent efforts to conduct and complete in a timely manner all activities required to develop licensed products, receive marketing approval for licensed products and market, sell and generate and meet market demand for licensed products in the licensed territories. Schering-Plough’s diligence requirements include minimum marketing spending commitments and the utilization of the Zegerid name in any OTC product marks, as more specifically described in the license agreement. We and Schering-Plough have formed a joint steering committee to oversee Schering-Plough’s activities under the license agreement and to facilitate communications between the parties.
     Schering-Plough received FDA approval to market Zegerid OTC (omeprazole 20 mg/sodium bicarbonate 1100 mg capsules), its first product under the license agreement, in December 2009. It is anticipated that Schering-Plough will commence shipments of Zegerid OTC in late March 2010 and that the product will be available on retailers’ shelves in April 2010.
     Under the license agreement, we received a $15.0 million upfront license fee in November 2006, a $5.0 million milestone payment in August 2007, a $2.5 million milestone payment in May 2008 and a $20.0 million milestone payment in December 2009. We may receive up to an additional $37.5 million in aggregate milestone payments upon the achievement of specified sales milestones. We are also entitled to receive low double-digit royalties, subject to adjustment in certain circumstances, on net sales of any OTC products sold by Schering-Plough under the license agreement. In turn, we are obligated under our license agreement with the University of Missouri to pay royalties to the University of Missouri based on net sales of any OTC products sold by Schering-Plough.
     During the term of the license agreement, Schering-Plough and its affiliates have agreed not to develop, market or sell other OTC PPI products in the U.S. or Canada, and also agreed to certain other limitations on Schering-Plough’s activities related to PPI products. In addition, we agreed not to, and also agreed not to grant any license to any other third party to, develop, market or sell OTC products in the U.S. or Canada utilizing our proprietary PPI technology.

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
     License Agreement and Distribution Agreement with GSK
     In November 2007, we entered into a license agreement and a distribution agreement granting exclusive rights to GSK under our proprietary PPI technology to commercialize prescription and OTC immediate-release omeprazole products in a number of international markets and to distribute and sell Zegerid brand immediate-release omeprazole prescription products in Puerto Rico and the U.S. Virgin Islands, as further described below.
     License Agreement
     Under the license agreement, we granted GSK the exclusive right to develop, manufacture and commercialize prescription and OTC immediate-release omeprazole products for sale in up to 114 countries within Africa, Asia, the Middle-East and Central and South America. We estimate that sales of PPI products in the covered international markets are approximately $2.8 billion annually. GSK is required to use commercially reasonable efforts to seek regulatory approval for, and to launch, market and sell licensed products in the licensed territories and is required to do so within specified time frames in certain “major countries,” defined in the license agreement as Brazil, China, Mexico, South Africa, South Korea, Taiwan and Turkey. GSK will be responsible for all costs associated with its activities related to the license agreement.
     Currently, GSK has made regulatory filings in Mexico, Brazil and selected countries in Africa and Asia. GSK is continuing work to prepare the regulatory filings necessary to obtain marketing approval authorization in additional countries covered by the license agreement.
     Under the license agreement, we received an $11.5 million upfront fee. We will also receive tiered royalties equal to a percentage, ranging from the mid-teens to mid-twenties, of net sales of any licensed products sold by GSK under the license agreement. The royalties are subject to reduction on a country-by-country basis in the event that sales of any generic products achieve a specific level of market share, referred to as “generic competition” in such country. In turn, we will be obligated under our license agreement with the University of Missouri to pay royalties to the University of Missouri based on net sales of any licensed products sold by GSK. When determining the applicable royalty tier, net sales under both the license agreement and the distribution agreement are combined. GSK’s obligation to pay royalties under the license agreement will continue as long as GSK is selling licensed products, unless the license agreement is terminated earlier or in the event GSK exercises its option to make a buy-out payment in 2027, the 20th anniversary of the license agreement. To support GSK’s initial launch costs, we agreed to waive the initial $2.5 million of aggregate royalties payable under the license agreement and the distribution agreement.
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
     Under the distribution agreement, we are entitled to receive tiered royalties ranging from the mid-teens to the mid-twenties on net sales of any distribution products sold by GSK. The royalties are subject to reduction in the event of generic competition in the territories covered by the distribution agreement. In turn, we are obligated under our license agreement with the University of Missouri to pay royalties to the University of Missouri based on net sales of any distribution products sold by GSK. When determining the applicable royalty tier, net sales under both the license agreement and the distribution agreement are combined. GSK’s obligation to pay royalties under the distribution agreement will continue as long as GSK is selling distribution products, unless the distribution agreement is terminated earlier or in the event that GSK exercises its option to make a buy-out payment in 2027, the 20th anniversary of the distribution agreement. To support GSK’s initial launch costs, we agreed to waive the initial $2.5 million of aggregate royalties payable under the license agreement and the distribution agreement.
     During an initial period following the execution of the distribution agreement, we were obligated to supply distribution products to GSK for sale in Puerto Rico and the U.S. Virgin Islands, and GSK paid a specified transfer price for such distribution products covering our fully burdened costs. This obligation ended in May 2009.
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
     The distribution agreement will remain in effect as long as GSK is selling products under the distribution agreement in Puerto Rico or the U.S. Virgin Islands. GSK may terminate the distribution agreement on six months prior written notice to us at any time. In addition, either party may terminate the distribution agreement in the event of the other party’s uncured material breach or bankruptcy or insolvency, if the distribution products are withdrawn from the U.S. market or if a generic competitor to the products is launched in the territory. Following termination, the rights associated with distribution products revert to us.
     License Agreement with Norgine
     On October 9, 2009, we entered into a license agreement with Norgine, granting Norgine certain exclusive rights to develop, manufacture and commercialize prescription immediate-release omeprazole products in specified markets in Western, Central and Eastern Europe and in Israel.
     Under the license agreement, Norgine is required to use commercially reasonable efforts to seek regulatory approval for, and to launch, market and sell licensed products in the licensed territories, either through its own organization and affiliates or through sublicensees, and is required to do so within specified time frames for “major” countries (France, Germany, Italy, Spain and the United Kingdom) and “non-major” countries, consisting of other western European countries, as well as central and eastern European countries and Israel, subject to certain exceptions. Norgine will be responsible for its costs associated with its activities related to the license agreement.
     Under the license agreement, we received a $2.5 million upfront fee. We will also be entitled to receive up to an additional $10.0 million in milestone payments upon the achievement of certain regulatory events, subject to reductions based on Norgine’s actual out-of-pocket costs directly related to its clinical, regulatory and reimbursement efforts for a “major” country, as defined under the license agreement. We will also receive tiered royalties ranging from the mid- to high-teens, subject to reduction in certain limited circumstances, on net sales of any products sold under the license agreement. In turn, we will be obligated to pay royalties to the University of Missouri based on net sales of any licensed products sold by Norgine during the royalty term.

     Unless the license agreement is terminated earlier, Norgine’s obligation to pay royalties under the license agreement will continue on a country-by-country basis until the later of the 15th anniversary of first commercial sale of licensed products in such country; and the expiration of the last valid patent claim (as defined in the license agreement) that would be infringed by the sale of such licensed product during an initial royalty term. Following expiration of the initial royalty term, the parties may agree to extend the royalty term, terminate the license agreement or negotiate in good faith a reduction of the applicable royalty rates.
     During the term of the license agreement, Norgine has agreed not to develop, market or sell other PPI products in the licensed territories. During the term of the license agreement, we have agreed not to market or sell other PPI products in the licensed territories. We have also agreed to specified limitations on our ability to license over-the-counter versions of the licensed products in the licensed territories.
     The license agreement will remain in effect as long as Norgine continues to sell licensed products in the licensed territories. Each party is entitled to terminate the license agreement upon the other party’s uncured material breach or bankruptcy or insolvency, subject to certain cure and dispute resolution rights. In addition, we may terminate the license agreement in the event Norgine challenges the validity or enforceability of any licensed patent or trademark, and Norgine may terminate the license agreement on 12 months’ prior written notice to us at any time. Following termination, the rights associated with licensed products revert to us.
Sales and Marketing
     We have established a commercial organization that is focused on the marketing, promotion and sale of the Zegerid and Glumetza prescription products in the U.S. Our sales organization calls on gastroenterologists, endocrinologists and primary care physicians.
     Our commercial organization is comprised of approximately 370 sales and marketing personnel, including in-house staff, our field sales representatives, fully-dedicated field sales representatives under our contract sales organization agreement with inVentiv Commercial Services, LLC, or inVentiv, sales managers and account managers. Our field sales representatives are positioned in major metropolitan areas across the U.S. and have an average of more than five years of pharmaceutical sales experience. The efforts of our field sales representatives are supplemented by the efforts of the inVentiv sales representatives, who are also positioned across the U.S.
     These field sales representatives communicate the features and benefits of our Zegerid and Glumetza products to our called-on physicians. The field sales representatives each undergo a rigorous training program focused on our product offerings, disease background, competitive products and our sales techniques, as well as compliance with applicable laws. Our program includes significant field-based learning to provide a comprehensive understanding and perspective as to the applicable markets and disease states and the needs of both physicians and patients.
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
     Our account managers contact third-party payors, seeking reimbursement coverage for our products. We have entered into contracts with private health insurers, managed care organizations, government entities and other third-party payors that provide coverage for our products, and we believe that our current level of coverage is generally similar to the current level of coverage for the other branded delayed-release PPI products.
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
     Although there are potential sources of supply other than our existing suppliers, any new supplier would be required to qualify under applicable regulatory requirements.
     Zegerid Prescription Products
     We currently rely on Norwich Pharmaceuticals, Inc., or Norwich, as our sole commercial supplier for Zegerid Capsules. We have entered into a supply agreement with Norwich that continues in force indefinitely unless terminated with 18 months written notice. We can also terminate the agreement, effective immediately, at any time if we decide to no longer market the product, in the event any governmental agency takes any action that prevents us from importing, exporting, purchasing or selling the product or in the event of certain regulatory proceedings involving the manufacturer. Either party may terminate the agreement if the other party fails to perform any material term of the agreement and fails to cure such breach within a specified time period, subject to prior written notice.
     We currently rely on Patheon, Inc., or Patheon, as our sole commercial supplier for Zegerid Powder for Oral Suspension. We most recently amended our commercial supply agreement with Patheon in October 2009 to provide that Patheon will serve as a second commercial supplier of Zegerid Capsules, and we are currently working to qualify Patheon as a supplier for this product, which will ultimately require regulatory approval of an NDA supplement. The agreement, as amended, has an initial five-year term, which expires in October 2014. Thereafter, the term of the agreement continues in force indefinitely, except that either party may terminate the agreement at any time by providing the other party with 18 months prior written notice. In addition, we may terminate the agreement at any time if we decide to no longer market a product by providing six months prior written notice. We may also terminate the agreement with 30 days written notice in the event any governmental agency takes any action that prevents us from purchasing or selling a product for a certain period of time. Either party may terminate the agreement if the other party fails to perform any material term of the agreement or in the event of the other party’s insolvency or bankruptcy, subject to prior written notice within a specified time period.
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
     We intend to rely on Norwich as our sole commercial supplier for our newly approved immediate-release omeprazole tablet product.
     Glumetza Extended Release Tablets
     Under our promotion agreement for the Glumetza products, Depomed is responsible for overseeing product manufacturing and supply.
     Budesonide MMX and Rifamycin SV MMX
     Cosmo is responsible for manufacturing and supplying our requirements of the budesonide MMX and rifamycin SV MMX product candidates, and we have agreed to purchase such requirements exclusively from Cosmo during the term of our license agreement with Cosmo. We and Cosmo have agreed to enter into a separate supply agreement prior to the submission of the first NDA for each product candidate.
     Distribution
     We sell our Zegerid products primarily to pharmaceutical wholesalers, who in turn seek to distribute the products to retail pharmacies, mail order pharmacies, hospitals and other institutional customers. We have retained third-party service providers to perform a variety of functions related to the distribution of our approved products, including logistics management, sample accountability, storage and transportation. We have also entered into channel services agreements with some wholesalers under which we receive certain distribution management services and data reporting from the wholesalers, in exchange for a fee. Sales to our three largest wholesalers in 2009, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, accounted for approximately 27%, 24% and 15%, respectively, of our annual revenues. The loss of any of these wholesalers as customers could materially and adversely affect our business, results of operations, financial condition and cash flows.
     Under our promotion agreement for the Glumetza products, Depomed is responsible for invoicing and distribution of the Glumetza products to pharmaceutical wholesalers and other customers.
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
     Zegerid Products and Related PPI Technology
     We have entered into an exclusive, worldwide license agreement with the University of Missouri for patents and pending patent applications relating to specific formulations of PPIs with antacids and other buffering agents and methods of using these formulations, the terms of which are described further below. Currently, there are six issued U.S. patents that provide coverage for our Zegerid products (U.S. Patent Nos. 5,840,737; 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772), all of which are subject to the University of Missouri license agreement. There are also several pending U.S. patent applications, some of which are subject to the University of Missouri license agreement and some of which we own. The issued patents generally cover pharmaceutical compositions combining PPIs with buffering agents, such as antacids, and methods of treating GI disorders by administering solid or liquid forms of such compositions, and each of the patents expires in July 2016. In addition to the U.S. patent coverage, several international patents have been issued, including in Australia, Austria, Belgium, Canada, Cyprus, Denmark, Finland, France, Germany, Greece, Ireland, Israel, Italy, Luxembourg, Mexico, Monaco, Netherlands, New Zealand, Poland, Portugal, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Turkey and the United Kingdom, all of which are subject to the University of Missouri license agreement. There are also several pending international patent applications, some of which are subject to the University of Missouri license agreement and some of which we own. The issued claims in these international patents vary between the different countries and include claims covering pharmaceutical compositions combining PPIs with buffering agents and the use of these compositions in the manufacture of drug products for the treatment of GI disorders.
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
     Litigation with Par Pharmaceutical, Inc.
     In 2007, we filed lawsuits in the United States District Court for the District of Delaware against Par Pharmaceutical, Inc., or Par, for infringement of several of the patents listed in the Orange Book for Zegerid Capsules and Zegerid Powder for Oral Suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772). The University of Missouri, licensor of the patents, is a co-plaintiff in the litigation, and both lawsuits have been consolidated for all purposes. The lawsuits are in response to abbreviated new drug applications, or ANDAs, filed by Par with the FDA regarding Par’s intent to market generic versions of Zegerid Capsules and Zegerid Powder for Oral Suspension prior to the July 2016 expiration of the asserted patents.
     A bench trial for the consolidated lawsuit was held in July 2009. During the trial, the court ruled in favor of Santarus and the University of Missouri on the issue of infringement. Post-trial briefs were submitted in August 2009, and the court has not yet ruled on Par’s defenses of invalidity and inequitable conduct.
     We and the University of Missouri filed each of the original lawsuits against Par within the time period necessary to automatically stay, or bar, the FDA from approving Par’s ANDAs for 30 months or until a district court decision that is adverse to the patents, whichever may occur earlier. The 30-month stay applicable to Zegerid Capsules expired on or about February 3, 2010, and the 30-month stay applicable to Zegerid Powder for Oral Suspension expires in May/June 2010.

     In light of the expiration of the 30-month stay for Zegerid Capsules, we requested in January 2010 that the court enjoin Par from launching its product until the court issues its ruling. The court subsequently requested that we and Par attempt to negotiate the terms of the injunction and report back to the court on our progress. Those discussions are ongoing.
     Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the timing or outcome of the injunction proceedings or the overall litigation. Any adverse outcome in this litigation could result in one or more generic versions of Zegerid Capsules and/or Zegerid Powder for Oral Suspension being launched before the expiration of the listed patents in July 2016, which could adversely affect our ability to successfully execute our business strategy to increase sales of Zegerid Capsules and Zegerid Powder for Oral Suspension and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows. An adverse outcome may also impact the patent protection for the products being commercialized pursuant to our strategic alliances with GSK, Schering-Plough and Norgine, which in turn may impact the amount of, or our ability to receive, milestone payments and royalties under our agreements with these strategic partners.
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
     Exclusive License Agreement with the University of Missouri
     In January 2001, we entered into an exclusive, worldwide license agreement with the University of Missouri for patents and pending patent applications relating to specific formulations of PPIs with antacids and other buffering agents and methods of using these formulations. Pursuant to the terms of the license agreement, we paid the University of Missouri an upfront licensing fee of $1.0 million in 2001, a one-time $1.0 million milestone fee in 2003 following the filing of our first NDA and a one-time $5.0 million milestone fee in July 2004 following the FDA’s approval of Zegerid Powder for Oral Suspension 20 mg. We are required to make additional milestone payments to the University of Missouri upon initial commercial sale in specified territories outside the U.S., which may total up to $3.5 million in the aggregate. We are also required to make milestone payments based on first-time achievement of significant sales thresholds, up to a maximum of $86.3 million, the first of which was a one-time $2.5 million milestone payment upon initial achievement of $100.0 million in annual calendar year net product sales, which was paid to the University of Missouri in the first quarter of 2009. We are also obligated to pay royalties to the University of Missouri on net sales of our products and any products commercialized by GSK, Schering-Plough and Norgine under our existing license and distribution agreements. In addition, we are required to bear the costs of prosecuting and maintaining the licensed patents, but the University of Missouri remains responsible for prosecution of any applications. Under the license agreement, we are also required to carry occurrence-based liability insurance with policy limits of at least $5.0 million per occurrence and a $10.0 million annual aggregate.
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
     In November 2009, Depomed filed a lawsuit in the United States District Court for the Northern District of California against Lupin Limited and its wholly-owned subsidiary, Lupin Pharmaceuticals, Inc., for infringement of the patents listed in the Orange Book for Glumetza. The lawsuit is in response to an ANDA filed by Lupin with the FDA regarding Lupin’s intent to market generic versions of 500 mg and 1000 mg dosage strengths of Glumetza prior to the expiration of the listed patents. Depomed commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving Lupin’s ANDA for 30 months or until a district court decision that is adverse to the patents, whichever may occur earlier. Lupin has filed an answer in the case, primarily asserting non-infringement and invalidity. Lupin has also filed counterclaims seeking a declaration in its favor on those issues. Although Depomed has indicated that it intends to vigorously defend and enforce its patent rights, we are not able to predict the timing or outcome of the litigation.
     Under the terms of our promotion agreement with Depomed, Depomed is responsible for managing and paying for this litigation, subject to certain consent rights we hold related to any potential settlements or other similar types of dispositions. The terms of the promotion agreement with Depomed are described further above, under the heading “Business — Currently Marketed and Approved Products — Glumetza Extended Release Tablets — Promotion Agreement with Depomed.”
     Budesonide MMX and Rifamycin SV MMX Product Candidates
     We have exclusive rights to develop and commercialize the budesonide MMX and rifamycin SV MMX product candidates in the U.S. under our strategic collaboration with Cosmo. Currently, there are two issued U.S. patents that provide coverage for the budesonide MMX product candidate (U.S. Patent Nos. 7,431,943 and 7,410,651), as well as one pending U.S. patent application. The issued patents cover the MMX technology generally and the MMX technology with budesonide, and each of these patents expires in June 2020. There is one issued U.S. patent that provides coverage for the rifamycin SV MMX product candidate (U.S. Patent No. 7,431,943), which expires in June 2020, and one pending U.S. patent application. The issued patent covers the MMX technology generally.
     The terms of the strategic collaboration with Cosmo are described further above, under the heading “Business — Development Product Candidates — Strategic Collaboration with Cosmo.”
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
     We have licensed to Schering-Plough the right to use various Zegerid related trademarks, including Zegerid OTC™, in connection with their licensed OTC products.
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
     Our competitors have addressed the market for our Zegerid prescription products through the development and marketing of many products, including:
•	branded PPI prescription products (such as Nexium, Aciphex and Kapidex);

•	generic PPI prescription products (such as delayed-release omeprazole, delayed-release lansoprazole and delayed-release pantoprazole);

•	OTC PPI products (such as Prilosec OTC®, and Prevacid® 24HR and store-brand versions); and

•	other prescription and/or OTC acid-reducing agents (such as histamine-2 receptor antagonists and antacids).
     Furthermore, the availability of products developed by Schering-Plough using our proprietary PPI technology for the U.S. OTC market could decrease demand or negatively impact reimbursement coverage for our prescription products in the U.S.
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
     We or our strategic partners may also face competition for our products from lower-priced products from foreign countries that have placed price controls on pharmaceutical products. Proposed federal legislative changes may expand consumers’ ability to import lower-priced versions of our products and competing products from Canada and other developed countries. Further, several states and local governments have implemented importation schemes for their citizens, and, in the absence of federal action to curtail such activities, we expect other states and local governments to launch importation efforts. The importation of foreign products that compete with our own products could negatively impact our business and prospects.
     The existence of numerous competitive products may put downward pressure on pricing and market share, which in turn may adversely affect our business, financial condition and results of operations.
Research and Development
     Our research and development expenses were $16.2 million for 2009, $11.8 million for 2008, and $6.8 million for 2007. Research and development expenses have historically consisted primarily of costs associated with clinical studies of our products under development as well as clinical studies designed to further differentiate our Zegerid products from those of our competitors, development of and preparation for commercial manufacturing of our products, compensation and other expenses related to research and development personnel and facilities expenses. We engage clinical investigators and clinical research organizations to enroll patients and conduct and manage our clinical studies. Our research and development efforts are currently focused primarily on development of the budesonide MMX and rifamycin SV MMX product candidates and advancing our Zegerid family of products, including our new tablet formulation.

     In the future, we plan to continue to advance the development of the budesonide MMX and rifamycin SV MMX product candidates, and we may conduct additional clinical studies to further differentiate our Zegerid family of products, as well as conduct research and development related to any future products that we may in-license or otherwise acquire. We are unable to estimate with any certainty the research and development costs that we may incur in the future. We anticipate that we will make determinations as to which development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific, clinical and commercial merits of each project.
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
     The process required by the FDA before a new drug may be marketed in the U.S. generally involves the following: completion of preclinical laboratory and animal testing in compliance with FDA regulations; submission of an IND which must become effective before human clinical studies may begin in the U.S.; performance of adequate and well-controlled human clinical studies to establish the safety and efficacy of the proposed drug for its intended use; submission of an NDA; and approval of an NDA by the FDA. The sponsor typically conducts human clinical studies in three sequential phases, but the phases may overlap. In phase I clinical studies, the product is tested in a small number of patients or healthy volunteers, primarily for safety at one or more doses. In phase II, in addition to safety, the sponsor evaluates the efficacy of the product on targeted indications, and identifies possible adverse effects and safety risks, in a patient population somewhat larger than phase I clinical studies. Phase III clinical studies typically involve additional clinical evaluation of safety and clinical efficacy in an expanded population at geographically-dispersed test sites.
     Clinical studies must be conducted in accordance with the FDA’s good clinical practices requirements. The FDA may order the temporary or permanent discontinuation of a clinical study at any time or impose other sanctions if it believes that the clinical study is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical study patients. An institutional review board, or IRB, generally must approve the clinical study design and patient informed consent at each clinical site and may also require the clinical study at that site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

     The applicant must submit to the FDA the results of the preclinical and clinical studies, together with, among other things, detailed information on the manufacture, quality control and composition of the product and proposed labeling, in the form of an NDA, including payment of a user fee. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the PDUFA policies adopted by the FDA, the FDA sets a goal of 10 months in which to complete its initial review of a standard NDA and issue an action letter. The review process and the target action date under PDUFA may be extended if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission. Following completion of the FDA’s review of the NDA and the clinical and manufacturing procedures and facilities, the FDA will issue an action letter, which will either be an “approval” authorizing commercial marketing of the drug for certain indications or a “complete response letter” containing the conditions that must be met in order to secure approval of the NDA. These conditions may include deficiencies identified in connection with the FDA’s evaluation of the NDA submission or the clinical and manufacturing procedures and facilities. Until any such conditions or deficiencies have been resolved, the FDA may refuse to approve the NDA.
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
     Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn are used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a company’s products from reimbursement under government programs, criminal fines and imprisonment. Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in these states. Other states prohibit providing various other marketing-related activities. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, California, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes. Currently, several additional states are considering similar proposals. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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

     Outside of the U.S., our ability or that of our partners to market our products will also depend on receiving marketing authorizations from the appropriate regulatory authorities. The foreign regulatory approval process includes all of the risks associated with the FDA approval described above. In addition, the requirements governing the conduct of clinical studies and marketing authorization vary widely from country to country.
Employees
     As of January 31, 2010, we had 335 employees. A total of 42 employees were engaged in clinical research, regulatory, quality assurance, product development and manufacturing, and medical affairs, 268 were in sales, marketing, commercial operations and business development, and 25 were in administration and finance.
Available Information
     We make available free of charge on or through our Internet web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our Internet address is www.santarus.com. Information is also available through the SEC’s website at www.sec.gov or is available at the SEC’s Public Reference Room located at 100 F Street, NE, Washington DC, 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330.
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
     In the near-term, the success of our business will depend on many factors, including:
•	whether we are able to maintain and increase market demand for, and sales of, our currently marketed prescription products — Zegerid® (omeprazole/sodium bicarbonate) Capsules and Powder for Oral Suspension and Glumetza® (metformin hydrochloride extended release tablets);

•	whether we are able to maintain patent protection for our products, including whether favorable outcomes are obtained in the pending patent infringement lawsuits relating to our Zegerid and Glumetza prescription products;

•	whether we are successful in progressing the development (including successful completion of the ongoing and planned phase III clinical studies), obtaining regulatory approval for and advancing the commercialization of our development product candidates, budesonide MMX® and rifamycin SV MMX; and

•	whether we are successful in generating revenue under our strategic alliances, including our over-the-counter, or OTC, license agreement with Schering-Plough HealthCare Products, Inc., or Schering-Plough, a subsidiary of Merck & Co., Inc., our license and distribution agreements with Glaxo Group Limited, an affiliate of GlaxoSmithKline plc, or GSK, and our license agreement with Norgine B.V., or Norgine.
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

Risks Related to Our Business and Industry
We depend on the commercial success of the Zegerid and Glumetza prescription products, and we cannot be certain that we will be able to continue to maintain and increase sales of these products.
     We anticipate that in the near term our ability to generate revenues will depend in large part on the commercial success of our currently marketed Zegerid and Glumetza prescription products, which in turn, will depend on several factors, including our ability to:
•	successfully maintain and increase market demand for, and sales of, these products through the promotional efforts of our own sales force, the contract sales representatives under our agreement with inVentiv Commercial Services, LLC, or inVentiv, and any other promotional arrangements that we may later establish;

•	successfully maintain patent protection for these products, including whether favorable outcomes are obtained in the pending patent infringement lawsuits relating to these products;

•	obtain greater acceptance of the products by physicians and patients and obtain and maintain distribution at the retail level;

•	maintain adequate levels of reimbursement coverage for our products from third-party payors, particularly in light of the availability of other branded and generic competitive prescription and OTC products;

•	establish and maintain agreements with wholesalers and distributors on commercially reasonable terms; and

•	maintain commercial manufacturing arrangements with third-party manufacturers as necessary to meet commercial demand for the products.
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
We may not continue to generate adequate revenues under our promotion agreement for Glumetza products to justify our level of promotional effort and expense under the agreement.
     In July 2008, we entered into a promotion agreement with Depomed, Inc., or Depomed, pursuant to which we agreed to promote Depomed’s Glumetza prescription products in the U.S. Under the terms of the promotion agreement, Depomed pays us a fee of 80% (through September 30, 2010) and 75% (for all periods thereafter) of the gross margin earned from all net sales of Glumetza products in the U.S., with gross margin defined as net sales less cost of goods including product-related fees paid by Depomed to Biovail Laboratories International SRL. We paid Depomed a $12.0 million upfront fee, and based on the achievement of specified levels of annual Glumetza net product sales. We may also be required to pay Depomed one-time sales milestones, totaling up to $16.0 million in aggregate, the first of which milestones is in the amount of $3.0 million and is payable if annual Glumetza net product sales exceed $50.0 million. We are also responsible for all costs associated with our sales force and for all other sales and marketing-related expenses associated with our promotion of Glumetza products. We began promotion of Glumetza products in October 2008.

     Our ability to continue to generate adequate revenues under the promotion agreement to justify the resources and the level of promotional effort we will have to expend is subject to a number of risks and uncertainties, including those described in the previous risk factor relating to our ability to increase sales of the Glumetza products, as well as the potential for termination of the promotion arrangement and Depomed’s ability to maintain commercial supply and patent protection for the Glumetza products. In addition, the promotion of the Glumetza products could detract from our sales representatives’ efforts to promote our Zegerid products and have an adverse impact on Zegerid sales. If our promotion efforts are not successful, our ability to continue to generate sufficient revenues to grow our business and sustain profitability may be adversely affected.
Our budesonide MMX and rifamycin SV MMX product candidates will require significant development activities and ultimately may not be approved by the U.S. Food and Drug Administration, or FDA, and any failure or delays associated with these activities or the FDA’s approval of such products would increase our costs and time to market.
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
     Once we have manufactured formulations of our product candidates that we believe will be suitable for clinical testing, we then must complete our clinical testing, and failure can occur at any stage of testing. These clinical tests must comply with FDA and other applicable regulations. We may encounter delays based on our inability to timely enroll enough patients to complete our clinical studies. We may suffer significant setbacks in advanced clinical studies, even after showing promising results in earlier studies. The results of later clinical studies may not replicate the results of prior clinical studies. Based on results at any stage of clinical studies, we may decide to discontinue development of a product candidate. We or the FDA may suspend clinical studies at any time if the patients participating in the studies are exposed to unacceptable health risks or if the FDA finds deficiencies in our applications to conduct the clinical studies or in the conduct of our studies. Moreover, not all product candidates in clinical studies will receive timely, or any, regulatory approval.
     In addition, before the FDA approves one of our product candidates, the FDA may choose to conduct an inspection of one or more clinical sites where our clinical studies were conducted. These inspections may be conducted by the FDA both at U.S. clinical sites as well as overseas. Any restrictions on the ability of FDA investigators to travel overseas to conduct such inspections, either because of financial or other reasons including political unrest, disease outbreaks or terrorism, could delay the inspection of our overseas sites and consequently delay FDA approval of our product candidates.
     Even if clinical studies are completed as planned, their results may not support our assumptions or our product claims. The clinical study process may fail to demonstrate that our products are safe for humans or effective for their intended uses. Our product development costs will increase and our product revenues will be delayed if we experience delays in testing or regulatory approvals or if we need to perform more or larger clinical studies than planned. In addition, such failures could cause us to abandon a product entirely. If we fail to take any current or future product from the development stage to market, we will have incurred significant expenses without the possibility of generating revenues, and our business will be adversely affected.

     Budesonide MMX is currently being evaluated for the treatment of ulcerative colitis in a phase III clinical program. Two multicenter, double-blind phase III clinical studies to evaluate budesonide MMX for the induction of remission in patients with mild or moderate active ulcerative colitis are underway in North America and Europe, both of which are intended to support U.S. regulatory approval. Enrollment in the European phase III clinical study induction phase was completed in December 2009 and enrollment in the U.S. clinical program induction phase is expected to be completed in the second quarter of 2010. Additionally, up to approximately 150 patients from the European and U.S. programs are expected to continue in a 12-month, double-blind, extended use study, the results of which the FDA requested be included in the phase III clinical program to support a U.S. regulatory submission. We currently anticipate that we will have preliminary results from the European phase III clinical program, excluding the extension study, late in the second quarter of 2010 and from the U.S phase III clinical program in the second half of 2010. Assuming successful and timely completion of the phase III clinical program and extension study, we plan to submit an NDA for budesonide MMX to the FDA in the second half of 2011.
     We plan to initiate a phase III clinical program evaluating rifamycin SV MMX in patients with travelers’ diarrhea in the second quarter of 2010. Assuming timely and successful completion of the first study, we plan to initiate a second phase III clinical study in travelers’ diarrhea in the first half of 2011. It is anticipated that a European phase III clinical study in the same indication will be conducted by Cosmo’s European partner Dr. Falk Pharma GmbH, or Dr. Falk. Assuming successful completion of the phase III clinical program, Santarus and Dr. Falk plan to share their clinical data for inclusion in each company’s respective regulatory submissions.
     We cannot be certain that the ongoing and planned clinical development programs will proceed in a timely manner. We also cannot be certain that the budesonide MMX and rifamycin SV MMX product candidates will achieve the desired safety and efficacy profile in one or more of the ongoing or future clinical studies or that the other development activities will be completed in a successful and timely manner. For example, the phase II clinical study for the budesonide MMX product candidate was pilot in nature and involved a different design than the currently ongoing phase III clinical studies. As a result, there may be a higher degree of uncertainty regarding the potential outcome of the phase III clinical studies.
     Any failures or delays in the product development or clinical programs relating to our product candidates could adversely affect our ability to commercialize one or more of our development-stage products and the timing for commercial availability, which in turn could adversely affect our business.
Our reliance on third-party clinical investigators and clinical research organizations may result in delays in completing, or a failure to complete, clinical studies or we may be unable to use the clinical data gathered if they fail to comply with our patient enrollment criteria, our clinical protocols or regulatory requirements, or otherwise fail to perform under our agreements with them.
     As an integral component of our clinical development programs, we engage clinical investigators and clinical research organizations, or CROs, to enroll patients and conduct and manage our clinical studies, including in the case of our budesonide MMX product candidate, a CRO located in India. In addition, it is anticipated that U.S. regulatory approval for each of the budesonide MMX and rifamycin SV MMX product candidates will be supported in part by clinical studies being conducted by Cosmo or its European partners, in addition to the clinical studies that we will oversee or conduct. As a result, many key aspects of this process have been and will be out of our direct control. If the CROs and other third parties that we rely on for patient enrollment and other portions of our clinical studies fail to perform the clinical studies in a timely and satisfactory manner and in compliance with applicable U.S. and foreign regulations, we could face significant delays in completing our clinical studies or we may be unable to rely in the future on the clinical data generated. If these clinical investigators and CROs do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our patient enrollment criteria, our clinical protocols, regulatory requirements or for other reasons, our clinical studies may be extended, delayed or terminated, we may be required to repeat one or more of our clinical studies and we may be unable to obtain or maintain regulatory approval for or successfully commercialize our products.

Our ability to generate revenues also depends on the success of our strategic alliances with GSK, Schering-Plough and Norgine, many aspects of which are out of our control.
     Our ability to generate revenues in the longer term will also depend on whether our strategic alliances with GSK, Schering-Plough and Norgine lead to the successful commercialization of additional omeprazole products using our proprietary proton pump inhibitor, or PPI, technology, and we cannot be certain that we will receive any additional milestone payments or sales-based royalties from these alliances. In November 2007, we entered into a license agreement and a distribution agreement granting exclusive rights to GSK under our proprietary PPI technology to develop, manufacture and commercialize prescription and OTC products in up to 114 specified countries within Africa, Asia, the Middle-East, and Central and South America, and to distribute and sell Zegerid brand prescription products in Puerto Rico and the U.S. Virgin Islands. In October 2006, we entered into an OTC license agreement with Schering-Plough, pursuant to which we granted exclusive rights under our proprietary PPI technology to develop, manufacture, market and sell omeprazole products for the OTC market in the U.S. and Canada. In October 2009, we entered into a license agreement granting certain exclusive rights to Norgine under our proprietary PPI technology to develop, manufacture and commercialize prescription products in specified markets in Western, Central and Eastern Europe and in Israel.
     Under these agreements, we depend on the efforts of GSK, Schering-Plough and Norgine, and we have limited control over their commercialization efforts. For example, GSK, Schering-Plough and Norgine may not commercialize products as fast as we would like or as fast as the market may expect and may not generate the level of sales that we would like. GSK is currently distributing and selling our Zegerid prescription products in Puerto Rico and the U.S. Virgin Islands and is working to prepare the filings necessary to obtain marketing approval authorization in various countries covered by the license agreement. In December 2009, Schering-Plough received FDA approval for its first product under the license agreement, Zegerid OTC™ (omeprazole 20 mg/sodium bicarbonate 1100 mg capsules). It is anticipated that Schering-Plough will commence shipments of Zegerid OTC in late March 2010 and that the product will be available on retailers’ shelves in April 2010. Norgine is currently assessing its development and regulatory strategy with respect to its licensed prescription products. We cannot be certain that GSK, Schering-Plough or Norgine will be successful in their current efforts.
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
     If GSK, Schering-Plough or Norgine fail to successfully commercialize products using our proprietary PPI technology or are significantly delayed in doing so, we may be unable to generate sufficient revenues to grow our business and sustain profitability, and our business, financial condition and results of operations will be materially adversely affected.
Our pending NDA supplement relating to the brand name for our recently approved immediate-release omeprazole tablet product may not be approved by the FDA in a timely manner, or at all, which would adversely impact our ability to commercialize this product.
     In December 2009, the FDA approved our NDA for our new immediate-release omeprazole tablet product, which combines omeprazole with a mix of buffers; however, the FDA has not yet approved a trade name for the new product. We submitted an NDA supplement requesting approval of a proposed trade name that includes the “Zegerid” brand name and anticipate that the FDA will complete its review of this NDA supplement in June 2010. Ultimately, the FDA may not approve our proposed trade name for the tablet product in a timely manner or at all, and we may be forced to utilize a trade name that does not reference the Zegerid family of products. Any failure to obtain FDA approval of our proposed trade name or delay associated with the FDA’s review process could adversely impact our ability to commercialize this product, which in turn could adversely impact our business, financial condition and results of operations.

The markets in which we compete are intensely competitive and many of our competitors have significantly more resources and experience, which may limit our commercial opportunity.
     The pharmaceutical industry is intensely competitive, particularly in the gastrointestinal, or GI, and diabetes fields in which our currently marketed products compete and our development-stage products may compete, and there are many other currently marketed products that are well-established and successful, as well as development programs underway. In addition, many of our competitors are large, well-established companies in the pharmaceutical field. Given our relatively small size and the nature of the GI and diabetes markets, we may not be able to compete effectively.
     In addition, many of our competitors, either alone or together with their collaborative partners, may have significantly greater experience in:
•	developing prescription and OTC drugs;

•	undertaking preclinical testing and human clinical studies;

•	formulating and manufacturing drugs;

•	obtaining FDA and other regulatory approvals of drugs; and

•	launching, marketing, distributing and selling drugs.
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
     Our Zegerid prescription products compete with many other products, including:
•	branded PPI prescription products (such as Nexium®, Aciphex® and Kapidex™);

•	generic PPI prescription products (such as delayed-release omeprazole, delayed-release lansoprazole and delayed-release pantoprazole);

•	OTC PPI products (such as Prilosec OTC®, Prevacid® 24HR and store-brand versions); and

•	other prescription and/or OTC acid-reducing agents (such as histamine-2 receptor antagonists and antacids).
     Furthermore, the availability of products developed by Schering-Plough using our proprietary PPI technology for the U.S. OTC market could decrease demand or negatively impact reimbursement coverage for our prescription products in the U.S.

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
     We or our strategic partners may also face competition for our products from lower-priced products from foreign countries that have placed price controls on pharmaceutical products. Proposed federal legislative changes may expand consumers’ ability to import lower-priced versions of our products and competing products from Canada and other developed countries. Further, several states and local governments have implemented importation schemes for their citizens, and, in the absence of federal action to curtail such activities, we expect other states and local governments to launch importation efforts. The importation of foreign products that compete with our own products could negatively impact our business and prospects.
     The existence of numerous competitive products may put downward pressure on pricing and market share, which in turn may adversely affect our business, financial condition and results of operations.
If we are unable to maintain adequate levels of reimbursement for our products on reasonable pricing terms, the commercial success of our products may be severely hindered.
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
     Based on our assessment of the overall cost associated with continued participation, we have recently elected to terminate our existing Medicaid drug rebate agreements, effective as of October 2009. Although we believe the termination of these agreements will not have an unfavorable impact on our business and financial results, we cannot be certain. Since we are no longer participating in the Medicaid segment of the market, as expected, we experienced a reduction in Zegerid prescription levels. Termination of these agreements may also negatively impact physician prescribing practices over a longer term period. In addition, we will incur additional costs to the extent we decide to participate in Medicaid in the future.
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
     Our wholesaler customers for our Zegerid products include some of the nation’s leading wholesale pharmaceutical distributors, such as Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, and major drug chains. Sales to Cardinal, McKesson and AmerisourceBergen accounted for approximately 27%, 24% and 15%, respectively, of our annual revenues during 2009. The loss of any of these wholesaler customers’ accounts or a material reduction in their purchases could harm our business, financial condition or results of operations. In addition, we may face pricing pressure from our wholesaler customers.
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
     For our Zegerid prescription products, we currently rely on Norwich Pharmaceuticals, Inc., located in New York, as the sole third-party manufacturer of Zegerid Capsules. In addition, we rely on a single third-party manufacturer, Patheon Inc., using a manufacturing facility located in Canada, for the supply of Zegerid Powder for Oral Suspension. We recently amended our agreement with Patheon to provide that Patheon will serve as a second commercial supplier of Zegerid Capsules, and we are currently working to qualify Patheon as a supplier for this product, which will ultimately require regulatory approval of an NDA supplement. We currently rely on a single third-party supplier located outside of the U.S., Union Quimico Farmaceutica, S.A., or Uquifa, for the supply of omeprazole, which is an active pharmaceutical ingredient in each of our current Zegerid products. We are obligated under our supply agreement with Uquifa to purchase all of our requirements of omeprazole from this supplier.

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
     Although alternative sources of supply exist, the number of third-party manufacturers with the manufacturing and regulatory expertise and facilities necessary to manufacture the finished forms of our pharmaceutical products or the key ingredients in our products is limited, and it would take a significant amount of time to arrange for alternative manufacturers. Any new supplier of products or key ingredients would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing such products or ingredients. The FDA may require us to conduct additional clinical studies, collect stability data and provide additional information concerning any new supplier before we could distribute products from that supplier. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new supplier to bear significant additional costs which may be passed on to us.
Our reporting and payment obligations under governmental purchasing and rebate programs are complex and may involve subjective decisions, and any failure to comply with those obligations could subject us to penalties and sanctions, which in turn could have a material adverse effect on our business and financial condition.
     As a condition of reimbursement by various federal and state healthcare programs, we must calculate and report certain pricing information to federal and state healthcare agencies. The regulations regarding reporting and payment obligations with respect to governmental programs are complex. Our calculations and methodologies are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could result in material changes. In addition, because our processes for these calculations and the judgments involved in making these calculations involve subjective decisions and complex methodologies, these calculations are subject to the risk of errors. Any failure to comply with the government reporting and payment obligations could result in civil and/or criminal sanctions.
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
     Additionally, several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in the states. Other states prohibit providing various other marketing related activities. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, California, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes. Currently, several additional states are considering similar proposals. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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
     There have been a number of legislative and regulatory proposals aimed at changing the healthcare system and pharmaceutical industry, including reductions in the cost of prescription products, changes in the levels at which consumers and healthcare providers are reimbursed for purchases of pharmaceutical products, proposals concerning reimportation of pharmaceutical products and proposals concerning safety matters. For example, in an attempt to protect against counterfeiting and diversion of drugs, Congress is considering legislation that would establish an electronic drug pedigree and track-and-trace system capable of electronically recording and authenticating every sale of a drug unit throughout the distribution chain. California has already enacted legislation that requires development of an electronic pedigree to track and trace each prescription drug at the saleable unit level through the distribution system (an electronic pedigree would be generated by the attachment of a device incorporating a unique identifier to each container of prescription drugs, which would be read electronically and tracked through a database as it passes through each stage of the distribution chain). California’s electronic pedigree requirement is scheduled to take effect beginning in January 2015. Compliance with California and any future federal or state electronic pedigree requirements will likely require an increase in our operational expenses and will likely be administratively burdensome.
     It is also possible that other proposals will be adopted, particularly in light of the 2008 presidential and congressional elections and the agenda of the new administration. For example, the U.S. Congress is considering a number of legislative proposals with an objective of ultimately reducing healthcare costs. Legislative and regulatory actions under consideration in the U.S. include healthcare reform initiatives that could significantly alter the market for pharmaceuticals (such as private health insurance expansion and a variety of proposals that would reduce government expenditures for prescription drugs and/or impose industry wide fees to help finance healthcare reform). Other actions under consideration include proposals for government intervention in negotiating pharmaceutical pricing under Medicare, changes in government reimbursement, increasing rebates that pharmaceutical manufacturers pay to Medicaid, an abbreviated approval process for “follow-on” biologics, and legalization of commercial drug importation into the U.S. The enactment of any cost containment measures could result in decreased net revenues from our pharmaceutical products and decrease potential returns from our research and development efforts. The current presidential administration may be seeking to curb practices that extend the period of market exclusivity for pharmaceuticals, which may include applications for new indications or product enhancements. As a result of these and other new proposals, we may determine to change our current manner of operation, provide additional benefits or change our contract arrangements, any of which could have a material adverse effect on our business, financial condition and results of operations.
We face a risk of product liability claims and may not be able to obtain adequate insurance.
     Our business exposes us to potential liability risks that may arise from the clinical testing, manufacture and sale of our products and product candidates. These risks exist even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA. Any product liability claim or series of claims brought against us could significantly harm our business by, among other things, reducing demand for our products, injuring our reputation and creating significant adverse media attention and costly litigation. Plaintiffs have received substantial damage awards in some jurisdictions against pharmaceutical companies based upon claims for injuries allegedly caused by the use of their products. Any judgment against us that is in excess of our insurance policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Although we have product and clinical study liability insurance with a coverage limit of $15.0 million, this coverage may prove to be inadequate. Furthermore, we cannot be certain that our current insurance coverage will continue to be available for our commercial or clinical study activities on reasonable terms, if at all. Further, we may not have sufficient capital resources to pay a judgment, in which case our creditors could levy against our assets, including our intellectual property.
     In October 2009, we became aware of two lawsuits filed by individual plaintiffs in Ohio state court relating to C.B. Fleet Co., Inc., or Fleet, and claiming injuries purportedly caused by Fleet’s Phospho-soda®, sodium phosphate oral solution product. The complaints name Fleet, Santarus, the Cleveland Clinic Foundation, the Research Foundation of the American Society of Colon and Rectal Surgeons, the Society of American Gastrointestinal and Endoscopic Surgeons and several other individuals as defendants. The complaints allege, among other things, that the defendants fraudulently concealed, misrepresented and suppressed material medical and scientific information about Fleet’s Phospho-soda product. The plaintiffs are seeking compensatory damages, exemplary damages, damages for loss of consortium, damages under the Ohio Consumer Protection Act, and attorneys’ fees and expenses. We co-promoted Fleet’s Phospho-soda® EZ-Prep™ Bowel Cleansing System, a different sodium phosphate oral solution product manufactured by Fleet, under a co-promotion agreement, which we and Fleet entered into in August 2007 and which expired in October 2008. In November 2009, we filed notices to remove the lawsuits to the United States District Court for the Northern District of Ohio, and plaintiffs filed motions to remand the actions back to Ohio state court. We expect soon to be filing motions requesting that we be dismissed from these lawsuits.
     Under the terms of the co-promotion agreement, we have requested that Fleet indemnify us in connection with these matters. In addition, we have tendered notice of these matters to our insurance carriers pursuant to the terms of our insurance policies. Due to the uncertainty of the ultimate outcome of these matters and our ability to maintain indemnification and/or insurance coverage, we cannot predict the effect, if any, this matter will have on our business. Regardless of how this litigation is ultimately resolved, this matter may be costly, time-consuming and distracting to our management, which could have a material adverse effect on our business.
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
     We are a small company and, as of January 31, 2010, had 335 employees. Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical, manufacturing, product development, business development and sales and marketing personnel. We, as well as inVentiv, our contract sales provider, may not be able to recruit and retain qualified personnel in the future, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results.

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
     We may not be successful in securing or maintaining proprietary or patent protection for our products, and protection that we have and do secure may be challenged and possibly lost. Our competitors may develop products similar to ours using methods and technologies that are beyond the scope of our intellectual property rights. Other drug companies may challenge the scope, validity and enforceability of our patent claims and may be able to develop generic versions of our products if we are unable to maintain our proprietary rights. For example, any failure to obtain favorable outcomes in the pending patent infringement litigations involving our Zegerid and Glumetza products, as further described below, could result in introduction of generic versions of these products prior to the patents expiring. It is also possible that other generic drug makers will attempt to introduce generic versions of our Zegerid products or the Glumetza products prior to the expiration of the applicable patents. We also may not be able to protect our intellectual property rights against third-party infringement, which may be difficult to detect.
     Zegerid Products and Related PPI Technology
     We have entered into an exclusive, worldwide license agreement with the University of Missouri for patents and pending patent applications relating to specific formulations of PPIs with antacids and other buffering agents and methods of using these formulations. Currently, there are six issued U.S. patents that provide coverage for our Zegerid products (U.S. Patent Nos. 5,840,737; 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772), all of which are subject to the University of Missouri license agreement. There are also several pending U.S. patent applications relating to our Zegerid products and technology, some of which are subject to the University of Missouri license agreement and some of which we own. The issued patents generally cover pharmaceutical compositions combining PPIs with buffering agents, such as antacids, and methods of treating GI disorders by administering solid or liquid forms of such compositions, and each of the patents expires in July 2016. In addition to the U.S. patent coverage, several international patents have been issued, including in Australia, Austria, Belgium, Canada, Cyprus, Denmark, Finland, France, Germany, Greece, Ireland, Israel, Italy, Luxembourg, Mexico, Monaco, Netherlands, New Zealand, Poland, Portugal, Russia, Singapore, South Africa, South Korea, Spain, Sweden,

Switzerland, Turkey and the United Kingdom, all of which are subject to the University of Missouri license agreement. There are also several pending international patent applications, some of which are subject to the University of Missouri license agreement and some of which we own. The issued claims in these international patents vary between the different countries and include claims covering pharmaceutical compositions combining PPIs with buffering agents and the use of these compositions in the manufacture of drug products for the treatment of GI disorders.
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
     In November 2009, Depomed filed a lawsuit in the United States District Court for the Northern District of California against Lupin Limited and its wholly-owned subsidiary, Lupin Pharmaceuticals, Inc., collectively referred to herein as Lupin, for infringement of the patents listed in the Orange Book for Glumetza. The lawsuit is in response to an abbreviated new drug application, or ANDA, filed by Lupin with the FDA regarding Lupin’s intent to market generic versions of 500 mg and 1000 mg dosage strengths of Glumetza prior to the expiration of the listed patents. Depomed commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving Lupin’s ANDA for 30 months or until a district court decision that is adverse to the patents, whichever may occur earlier. Lupin has filed an answer in the case, primarily asserting non-infringement and invalidity. Lupin has also filed counterclaims seeking a declaration in its favor on those issues.

     Under the terms of our promotion agreement with Depomed, Depomed is responsible for managing and paying for this litigation, subject to certain consent rights we hold related to any potential settlements or other similar types of dispositions. Although Depomed has indicated that it intends to vigorously defend and enforce its patent rights, we are not able to predict the timing or outcome of the litigation.
     Budesonide MMX and Rifamycin SV MMX
     We have exclusive rights to develop and commercialize the budesonide MMX and rifamycin SV MMX product candidates in the U.S. under our strategic collaboration with Cosmo. Currently, there are two issued U.S. patents that provide coverage for the budesonide MMX product candidate (U.S. Patent Nos. 7,431,943 and 7,410,651), as well as one pending U.S. patent application. The issued patents cover the MMX technology generally and the MMX technology with budesonide, and each of these patents expires in June 2020. There is one issued U.S. patent that provides coverage for the rifamycin SV MMX product candidate (U.S. Patent No. 7,431,943), which expires in June 2020, and one pending U.S. patent application. The issued patent covers the MMX technology generally.
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
     Trademarks
     Our trademarks are important to our success and competitive position. We have received U.S. and European Union, or EU, trademark registration for our corporate name, Santarus®. We also have received trademark registration in the U.S., EU, Canada and Japan for our brand name, Zegerid®, and have applied for trademark registration for various other names and logos. We have licensed to Schering-Plough the right to use various Zegerid related trademarks, including Zegerid OTC™, in connection with their licensed OTC products. Any objections we receive from the PTO, foreign trademark authorities or third parties relating to our registered trademarks and pending applications could require us to incur significant expense in defending the objections or establishing alternative names. There is no guarantee we will be able to secure any of our pending trademark applications with the PTO or comparable foreign authorities.
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

The timing and any potential negative outcome in the ongoing patent litigation with Par Pharmaceutical, Inc. could adversely affect our financial condition and results of operations as it could result in the introduction of generic products prior to the expiration of the patents for Zegerid Capsules and Zegerid Powder for Oral Suspension, as well as in significant legal expenses and diversion of management time.
     In 2007, we filed lawsuits in the United States District Court for the District of Delaware against Par Pharmaceutical, Inc., or Par, for infringement of several of the patents listed in the Orange Book for Zegerid Capsules and Zegerid Powder for Oral Suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772). The University of Missouri, licensor of the patents, is a co-plaintiff in the litigation, and both lawsuits have been consolidated for all purposes. The lawsuits are in response to ANDAs filed by Par with the FDA regarding Par’s intent to market generic versions of Zegerid Capsules and Zegerid Powder for Oral Suspension prior to the July 2016 expiration of the asserted patents.
     A bench trial for the consolidated lawsuit was held in July 2009. During the trial, the court ruled in favor of Santarus and the University of Missouri on the issue of infringement. Post-trial briefs were submitted in August 2009, and the court has not yet ruled on Par’s defenses of invalidity and inequitable conduct.
     We and the University of Missouri filed each of the original lawsuits against Par within the time period necessary to automatically stay, or bar, the FDA from approving Par’s ANDAs for 30 months or until a district court decision that is adverse to the patents, whichever may occur earlier. The 30-month stay applicable to Zegerid Capsules expired on or about February 3, 2010, and the 30-month stay applicable to Zegerid Powder for Oral Suspension expires in May/June 2010.
     In light of the expiration of the 30-month stay for Zegerid Capsules, we requested in January 2010 that the court enjoin Par from launching its product until the court issues its ruling. The court subsequently requested that we and Par attempt to negotiate the terms of the injunction and report back to the court on our progress. Those discussions are ongoing.
     Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the timing or outcome of the injunction proceedings or the overall litigation. Any adverse outcome in this litigation could result in one or more generic versions of Zegerid Capsules and/or Zegerid Powder for Oral Suspension being launched before the expiration of the listed patents in July 2016, which could adversely affect our ability to successfully execute our business strategy to increase sales of Zegerid Capsules and Zegerid Powder for Oral Suspension and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows. An adverse outcome may also impact the patent protection for the products being commercialized pursuant to our strategic alliances with GSK, Schering-Plough and Norgine, which in turn may impact the amount of, or our ability to receive, milestone payments and royalties under our agreements with these strategic partners.
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
Risks Related to Our Financial Results and Need for Financing
We may incur operating losses in the future and may not be able to sustain profitability.
     The extent of our future operating losses and our ability to sustain profitability are highly uncertain. We have been engaged in developing and commercializing drugs and have generated significant operating losses since our inception in December 1996. Our commercial activities and continued product development and clinical activities will require significant expenditures. For the year ended December 31, 2009, we recognized $172.5 million in total revenues, and, as of December 31, 2009, we had an accumulated deficit of $290.4 million. We may incur additional operating losses and capital expenditures as we support the continued marketing of the Zegerid and Glumetza products and any other products we commercialize, and continue our product development and clinical research programs.
     In addition, the outcomes in the pending patent infringement lawsuits relating to our Zegerid and Glumetza prescription products could also impact our ability to sustain profitability. Any adverse outcomes in the pending patent infringement litigations would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

Our quarterly financial results are likely to fluctuate significantly due to uncertainties about future sales levels for our currently marketed products and future costs associated with our development-stage products.
     Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the commercial success of, and demand for, currently marketed products, as well as the success and costs of our development programs are uncertain and therefore our future prospects are uncertain. The level of our revenues, if any, and results of operations at any given time will be based primarily on the following factors:
•	commercial success of the Zegerid and Glumetza prescription products;

•	the outcomes of the pending patent infringement lawsuits relating to our Zegerid and Glumetza prescription products;

•	results of clinical studies and other development programs, including the ongoing and planned clinical studies for the budesonide MMX and rifamycin SV MMX product candidates;

•	progress under the strategic alliances with GSK, Schering-Plough and Norgine;

•	our ability to obtain regulatory approval for any future products we develop or in-license;

•	interruption in the manufacturing or distribution of our products;

•	timing of new product offerings, acquisitions, licenses or other significant events by us, our strategic partners or our competitors;

•	legislative changes, including healthcare reform, affecting the products we may offer or those of our competitors; and

•	the effect of competing technological and market developments.
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
     We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our current operations for at least the next 12 months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed earlier than we expect. Although we do not believe that we will need to raise additional funds to finance our current operations over the next 12 months, we may pursue raising additional funds in connection with licensing or acquisition of new products. Sources of additional funds may include funds generated through equity, debt and/or royalty financing, or through strategic collaborations or licensing agreements.
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
Our ability to use our net operating losses to offset taxes that would otherwise be due could be limited or lost entirely if we do not continue to generate taxable income in a timely manner or if we trigger an “ownership change” pursuant to Section 382 of the Internal Revenue Code which, if we continue to generate taxable income, could materially and adversely affect our business, financial condition, and results of operations.
     As of December 31, 2009, we had Federal and state income tax net operating loss carryforwards, or NOLs, of approximately $161.1 million and $142.8 million, respectively. Our ability to use our NOLs to offset taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOLs, and we cannot predict with certainty whether we will be able to generate future taxable income. In addition, even if we generate taxable income, realization of our NOLs to offset taxes that would otherwise be due could be restricted by annual limitations on use of NOLs triggered by an “ownership change” under Section 382 of the Internal Revenue Code and similar state provisions. An “ownership change” may occur when there is a 50% or greater change in total ownership of our company by one or more 5% shareholders within a three-year period. The loss of some or all of our NOLs could materially and adversely affect our business, financial condition and results of operations. In addition, California and certain states have suspended use of NOLs for certain taxable years, and other states may consider similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use NOLs in states in which we are subject to income tax could have an adverse impact on our operating results and financial condition.
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
     As of December 31, 2009, our short-term investments included AAA-rated auction rate securities, or ARS, issued by state municipalities. Our ARS are debt instruments with a long-term maturity and an interest rate that is reset in short-term intervals through auctions. The conditions in the global credit markets have prevented many investors from liquidating their holdings of ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

     Due to conditions in the global credit markets, our ARS, representing a par value of approximately $3.9 million, had insufficient demand resulting in multiple failed auctions since early 2008. As a result, these affected securities are currently not liquid.
     In October 2008, we received an offer of Auction Rate Securities Rights, or ARS Rights, from our investment provider, UBS Financial Services, Inc., a subsidiary of UBS AG, or UBS. In November 2008, we accepted the ARS Rights offer. The ARS Rights permit us to require UBS to purchase our ARS at par value at any time during the period of June 30, 2010 through July 2, 2012. If we do not exercise our ARS Rights, the ARS will continue to accrue interest as determined by the auction process or, if the auction fails, by the terms of the ARS. If the ARS Rights are not exercised before July 2, 2012 they will expire and UBS will have no further obligation to buy our ARS. UBS has the discretion to purchase or sell our ARS at any time without prior notice so long as we receive a payment at par upon any sale or disposition. UBS has agreed to exercise its discretion to purchase or sell our ARS only for the purpose of restructurings, dispositions or other solutions that will provide us with par value for our ARS. As a condition to accepting the offer of ARS Rights, we released UBS from all claims except claims for consequential damages relating to its marketing and sales of ARS. We also agreed not to serve as a class representative or receive benefits under any class action settlement or investor fund. We intend to exercise the ARS Rights within the next 12 months.
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
     The market prices for securities of specialty biopharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. For example, during the year ended December 31, 2009, the trading prices for our common stock ranged from a high of $5.82 to a low of $1.05. In addition, we have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Furthermore, our loan agreement with Comerica prohibits us from paying dividends. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment.
     The trading price of our common stock may continue to fluctuate substantially as a result of one or more of the following factors:
•	announcements concerning our commercial progress and activities, including sales and revenue trends;

•	the outcomes of the pending patent infringement lawsuits relating to our Zegerid and Glumetza prescription products;

•	announcements concerning our product development programs, results of our clinical studies or status of our regulatory submissions;

•	regulatory developments and related announcements in the U.S., including announcements by the FDA, and foreign countries;

•	developments, including progress or delays, pursuant to our strategic alliances with GSK, Schering-Plough and Norgine;

•	other disputes or developments concerning proprietary rights, including patents and trade secrets, litigation matters, and our ability to patent or otherwise protect our products and technologies;

•	conditions or trends in the pharmaceutical and biotechnology industries;

•	fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	changes in, or our failure to meet or exceed, investors’ and securities analysts’ expectations;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	actual or anticipated fluctuations in our or our competitors’ quarterly or annual operating results;

•	announcements concerning borrowings under our loan agreement, takedowns under our existing universal shelf registration statement or other developments relating to the loan agreement, universal shelf registration statement or our other financing activities;

•	our entering into licenses, strategic partnerships and similar arrangements, or the termination of such arrangements;

•	acquisition of products or businesses by us or our competitors;

•	announcements made by, or events affecting, our strategic partners, our contract sales force provider, our suppliers or other third parties that provide services to us;

•	litigation and government inquiries; or

•	economic and political factors, including healthcare reform, wars, terrorism and political unrest.
Our stock price could decline and our stockholders may suffer dilution in connection with future issuances of equity or debt securities.
     Although we do not believe that we will need to raise additional funds to finance our current operations over the next 12 months, we may pursue raising additional funds in connection with licensing or acquisition of new products. Sources of additional funds may include funds generated through equity, debt and/or royalty financing, or through strategic collaborations or licensing agreements. To the extent we conduct substantial future offerings of equity or debt securities, such offerings could cause our stock price to decline. For example, we may issue securities under our existing universal shelf registration statement or we may pursue alternative financing arrangements.
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
     The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical and biotechnology companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. In addition, over the last few years, several class action lawsuits have been filed against pharmaceutical companies alleging that the companies’ sales representatives have been misclassified as exempt employees under the Federal Fair Labor Standards Act and applicable state laws and there have not yet been final decisions at the appellate level. We cannot be certain as to how the lawsuits will ultimately be resolved. Although we have not been the subject of these types of lawsuits, we may be targeted in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.
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
Item 3. Legal Proceedings
     In 2007, we filed lawsuits in the United States District Court for the District of Delaware against Par Pharmaceutical, Inc., or Par, for infringement of several of the patents listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, for Zegerid Capsules and Zegerid Powder for Oral Suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772). The University of Missouri, licensor of the patents, is a co-plaintiff in the litigation, and both lawsuits have been consolidated for all purposes. The lawsuits are in response to abbreviated new drug applications, or ANDAs, filed by Par with the U.S. Food and Drug Administration, or FDA, regarding Par’s intent to market generic versions of Zegerid Capsules and Zegerid Powder for Oral Suspension prior to the July 2016 expiration of the asserted patents.
     A bench trial for the consolidated lawsuit was held in July 2009. During the trial, the court ruled in favor of Santarus and the University of Missouri on the issue of infringement. Post-trial briefs were submitted in August 2009, and the court has not yet ruled on Par’s defenses of invalidity and inequitable conduct.
     We and the University of Missouri filed each of the original lawsuits against Par within the time period necessary to automatically stay, or bar, the FDA from approving Par’s ANDAs for 30 months or until a district court decision that is adverse to the patents, whichever may occur earlier. The 30-month stay applicable to Zegerid Capsules expired on or about February 3, 2010, and the 30-month stay applicable to Zegerid Powder for Oral Suspension expires in May/June 2010.
     In light of the expiration of the 30-month stay for Zegerid Capsules, we requested in January 2010 that the court enjoin Par from launching its product until the court issues its ruling. The court subsequently requested that we and Par attempt to negotiate the terms of the injunction and report back to the court on our progress. Those discussions are ongoing.
     Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the timing or outcome of the injunction proceedings or the overall litigation. Any adverse outcome in this litigation could result in one or more generic versions of Zegerid Capsules and/or Zegerid Powder for Oral Suspension being launched before the expiration of the listed patents in July 2016, which could adversely affect our ability to successfully execute our business strategy to increase sales of Zegerid Capsules and Zegerid Powder for Oral Suspension and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows. An adverse outcome may also impact the patent protection for the products being commercialized pursuant to our strategic alliances with GSK, Schering-Plough and Norgine, which in turn may impact the amount of, or our ability to receive, milestone payments and royalties under our agreements with these strategic partners.

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
     In October 2009, we became aware of two lawsuits filed by individual plaintiffs in Ohio state court relating to C.B. Fleet Co., Inc., or Fleet, and claiming injuries purportedly caused by Fleet’s Phospho-soda®, sodium phosphate oral solution product. The complaints name Fleet, Santarus, the Cleveland Clinic Foundation, the Research Foundation of the American Society of Colon and Rectal Surgeons, the Society of American Gastrointestinal and Endoscopic Surgeons and several other individuals as defendants. The complaints allege, among other things, that the defendants fraudulently concealed, misrepresented and suppressed material medical and scientific information about Fleet’s Phospho-soda product. The plaintiffs are seeking compensatory damages, exemplary damages, damages for loss of consortium, damages under the Ohio Consumer Protection Act, and attorneys’ fees and expenses. We co-promoted Fleet’s Phospho-soda® EZ-Prep™ Bowel Cleansing System, a different sodium phosphate oral solution product manufactured by Fleet, under a co-promotion agreement, which we and Fleet entered into in August 2007 and which expired in October 2008. In November 2009, we filed notices to remove the lawsuits to the United States District Court for the Northern District of Ohio, and plaintiffs filed motions to remand the actions back to Ohio state court. We expect soon to be filing motions requesting that we be dismissed from these lawsuits.
     Under the terms of the co-promotion agreement, we have requested that Fleet indemnify us in connection with these matters. In addition, we have tendered notice of these matters to our insurance carriers pursuant to the terms of our insurance policies. Due to the uncertainty of the ultimate outcome of these matters and our ability to maintain indemnification and/or insurance coverage, we cannot predict the effect, if any, this matter will have on our business. Regardless of how this litigation is ultimately resolved, this matter may be costly, time-consuming and distracting to our management, which could have a material adverse effect on our business.
     In November 2009, Depomed, Inc., or Depomed, filed a lawsuit in the United States District Court for the Northern District of California against Lupin Limited and its wholly-owned subsidiary, Lupin Pharmaceutical, Inc., collectively referred to herein as Lupin, for infringement of the patents listed in the Orange Book for Glumetza. The lawsuit is in response to an ANDA filed by Lupin with the FDA regarding Lupin’s intent to market generic versions of 500 mg and 1000 mg dosage strengths of Glumetza prior to the expiration of the listed patents. Depomed commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving Lupin’s ANDA for 30 months or until a district court decision that is adverse to the patents, whichever may occur earlier. Lupin has filed an answer in the case, primarily asserting non-infringement and invalidity. Lupin has also filed counterclaims seeking a declaration in its favor on those issues.
     Under the terms of our promotion agreement with Depomed, Depomed is responsible for managing and paying for this litigation, subject to certain consent rights we hold related to any potential settlements or other similar types of dispositions. Although Depomed has indicated that it intends to vigorously defend and enforce its patent rights, we are not able to predict the timing or outcome of the litigation.
Item 4. Reserved

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

	High	Low
Year Ended December 31, 2008
First Quarter	$3.14	$1.78
Second Quarter	$3.24	$1.98
Third Quarter	$2.93	$1.91
Fourth Quarter	$2.68	$1.23
Year Ended December 31, 2009
First Quarter	$2.03	$1.05
Second Quarter	$3.20	$1.53
Third Quarter	$3.57	$2.56
Fourth Quarter	$5.82	$3.05
     As of February 15, 2010, there were approximately 84 holders of record of our common stock.
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
Recent Sales of Unregistered Securities
     Not applicable.
Issuer Purchases of Equity Securities
     Not applicable.

Performance Graph
     The following graph illustrates a comparison of the total cumulative stockholder return on our common stock for the period December 31, 2004 through December 31, 2009, to two indices: the Nasdaq Composite Index, U.S. Companies, and the Nasdaq Pharmaceuticals Index. The graph assumes an initial investment of $100 on December 31, 2004. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.
Comparison of Cumulative Total Return on Investment Since December 31, 2004

	12/31/04	12/30/05	12/29/06	12/31/07	12/31/08	12/31/09
Santarus, Inc.	$100.00	$58.62	$86.60	$30.42	$17.37	$51.10
Nasdaq Composite Index, U.S. Companies	$100.00	$102.13	$112.18	$121.67	$58.64	$79.70
Nasdaq Pharmaceuticals Index	$100.00	$110.13	$107.79	$113.36	$105.46	$114.83

Item 6. Selected Financial Data
     The selected statement of operations data for the years ended December 31, 2006 and 2005, and the selected balance sheet data as of December 31, 2007, 2006 and 2005, are derived from our audited financial statements not included in this Form 10-K. The selected statement of operations data for the years ended December 31, 2009, 2008 and 2007 and the selected balance sheet data as of December 31, 2009 and 2008, are derived from the audited financial statements for such years and as of such dates, which are included elsewhere in this Form 10-K. You should read these selected financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Form 10-K.

	Years Ended December 31,
	2009	2008	2007	2006	2005
		(in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Product sales, net	$119,242	$101,220	$79,403	$45,980	$13,667
Promotion revenue	23,631	9,837	1,803	—	—
License and royalty revenue	29,620	19,144	13,222	3,263	12,857

Total revenues	172,493	130,201	94,428	49,243	26,524
Costs and expenses:
Cost of product sales	8,294	7,345	7,301	4,927	2,129
License fees and royalties	7,976	22,257	11,117	6,437	3,414
Research and development	16,244	11,760	6,849	7,572	11,292
Selling, general and administrative	105,838	108,012	116,503	89,828	79,391

Total costs and expenses	138,352	149,374	141,770	108,764	96,226

Income (loss) from operations	34,141	(19,173)	(47,342)	(59,521)	(69,702)
Other income (expense):
Interest income	194	1,285	3,088	3,069	4,737
Interest expense	(460)	(95)	(11)	(14)	(21)

Total other income (expense)	(266)	1,190	3,077	3,055	4,716

Income (loss) before income taxes	33,875	(17,983)	(44,265)	(56,466)	(64,986)
Income tax expense	1,760	534	—	—	—

Net income (loss)	$32,115	$(18,517)	$(44,265)	$(56,466)	$(64,986)

Net income (loss) per share:
Basic	$0.55	$(0.36)	$(0.87)	$(1.19)	$(1.66)

Diluted	$0.54	$(0.36)	$(0.87)	$(1.19)	$(1.66)

Weighted average shares outstanding used to calculate net income (loss) per share:
Basic	57,995	51,835	51,061	47,355	39,188
Diluted	59,674	51,835	51,061	47,355	39,188

	As of December 31,
	2009	2008	2007	2006	2005
			(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$93,944	$52,037	$64,678	$75,534	$69,367
Working capital	47,563	3,734	25,582	59,010	59,572
Total assets	131,361	92,484	85,344	93,628	79,935
Deferred revenue, less current portion	2,678	2,436	12,722	15,444	8,571
Long-term debt, less current portion	10,000	10,000	—	—	—
Total stockholders’ equity	46,916	9,323	15,348	46,305	54,520

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share amounts)
Selected Quarterly Financial Data (unaudited):
2009:
Product sales, net	$27,555	$27,989	$31,488	$32,210
Total revenues	34,810	35,847	39,453	62,383
Cost of product sales	1,880	2,104	2,009	2,301
Total costs and expenses	33,536	34,551	33,798	36,467
Net income	1,153	1,121	5,340	24,501
Net income per share:
Basic	0.02	0.02	0.09	0.42
Diluted	0.02	0.02	0.09	0.40
2008:
Product sales, net	$19,415	$23,954	$28,106	$29,745
Total revenues	24,466	36,005	32,209	37,521
Cost of product sales	1,695	1,701	1,924	2,025
Total costs and expenses	32,646	33,062	36,338	47,328
Net income (loss)	(7,619)	3,205	(3,952)	(10,151)
Basic and diluted net income (loss) per share	(0.15)	0.06	(0.08)	(0.19)
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
Overview
     We are a specialty biopharmaceutical company focused on acquiring, developing and commercializing proprietary products that address the needs of patients treated by gastroenterologists, endocrinologists and other physicians.
     Our commercial organization is currently promoting Zegerid® (omeprazole/sodium bicarbonate) Capsules and Powder for Oral Suspension, which are proprietary formulations that combine omeprazole, which is a proton pump inhibitor, or PPI, and an antacid. We developed these products as the first immediate-release oral PPIs for the U.S. prescription market, and they have been approved by the U.S. Food and Drug Administration, or FDA, to treat or reduce the risk of a variety of upper gastrointestinal, or GI, diseases and disorders, including gastroesophageal reflux disease, or GERD. Our Zegerid products are based on patented technology and utilize antacids, which raise the gastric pH and thus protect the PPI, omeprazole, from acid degradation in the stomach, allowing the omeprazole to be quickly absorbed into the bloodstream and to provide continued acid control. We commercially launched Zegerid Capsules in early 2006 and Zegerid Powder for Oral Suspension in late 2004 and early 2005. In 2009, we reported $119.3 million in net product sales of our Zegerid prescription products, which reflects an increase of approximately 18% over the net product sales reported in 2008.
     Our commercial organization also promotes Glumetza® (metformin hydrochloride extended release tablets) prescription products in the U.S., under the terms of an exclusive promotion agreement that we entered into with Depomed, Inc., or Depomed, in July 2008. Glumetza is a once-daily, extended-release formulation of metformin that incorporates patented drug delivery technology and is indicated as an adjunct to diet and exercise to improve glycemic control in adult patients with type 2 diabetes. The extended-release delivery system is designed to offer patients with diabetes an ability to reach their optimal dose of metformin with fewer GI side effects. We began our promotion of the Glumetza products in October 2008. In 2009, we reported $23.6 million in promotion revenue associated with Glumetza.

     In addition, in December 2009, we received approval of a new drug application, or NDA, from the FDA for a new immediate-release omeprazole prescription product in a tablet formulation; however, the FDA has not yet approved a trade name for the new product. The new tablet product combines omeprazole with a mix of buffers. We have submitted an NDA supplement to the FDA requesting approval of a proposed trade name that includes the “Zegerid” brand name and anticipate that the FDA will complete its review of this NDA supplement in June 2010.
     We are developing two product candidates targeting lower GI conditions under the terms of a strategic collaboration that we entered into with Cosmo Technologies Limited, or Cosmo. The product candidates utilize Cosmo’s patented MMX® technology, which is a proprietary multi-matrix system that is designed to deliver a drug substance to the colon. The goal of the MMX technology is to enhance clinical efficacy while limiting side effects typically associated with systemic absorption. Budesonide MMX is an oral corticosteroid and is currently being investigated in a phase III clinical program for the induction of remission of mild or moderate active ulcerative colitis. Rifamycin SV MMX is a broad spectrum, semi-synthetic antibiotic and has been investigated in a phase II clinical program in patients with infectious diarrhea. We plan to initiate a phase III clinical program evaluating rifamycin SV MMX in patients with travelers’ diarrhea in the second quarter of 2010. Under the strategic collaboration, we were granted exclusive rights to develop and commercialize these product candidates in the U.S.
     To further leverage our proprietary PPI technology and diversify our sources of revenue, we have licensed exclusive rights to Schering-Plough HealthCare Products, Inc., or Schering-Plough, a subsidiary of Merck & Co., Inc., to develop, manufacture and sell Zegerid OTC™ products in the lower dosage strength of 20 mg of omeprazole in the U.S. and Canada. We have also entered into license and distribution agreements granting exclusive rights to Glaxo Group Limited, an affiliate of GlaxoSmithKline, plc, or GSK to develop, manufacture and commercialize prescription and over-the-counter, or OTC, products in up to 114 specified countries (including markets within Africa, Asia, the Middle-East, and Central and South America), and to distribute and sell Zegerid brand prescription products in Puerto Rico and the U.S. Virgin Islands. In addition, we have entered into a license agreement granting certain exclusive rights to Norgine B.V., or Norgine, to develop, manufacture and commercialize prescription immediate-release omeprazole products in specified markets in Western, Central and Eastern Europe and in Israel.
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
     Our allowance for product returns was $12.8 million as of December 31, 2009 and $10.3 million as of December 31, 2008. In order to provide a basis for estimating future product returns on sales to our customers at the time title transfers, we have been tracking our Zegerid products return history by individual production batches from the time of our first commercial product launch of Zegerid Powder for Oral Suspension 20 mg in late 2004, taking into consideration product expiration dating and estimated inventory levels in the distribution channel. We recognize product sales at the time title passes to our customers, and we provide for an estimate of future product returns at that time based upon these historical product returns trends, our analysis of product expiration dating and estimated inventory levels in the distribution channel, and the other factors discussed above. There may be a significant time lag between the date we determine the estimated allowance and when we receive the product return and issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods.
     Our allowance for rebates, chargebacks and other discounts was $34.7 million as of December 31, 2009 and $29.3 million as of December 31, 2008. These allowances reflect an estimate of our liability for rebates due to managed care organizations under specific contracts, rebates due to various governmental organizations under Medicaid and Medicare contracts and regulations, chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. We estimate our liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, we evaluate our outstanding contracts and apply the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, we project the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicaid, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by us and/or our competitors and the other qualitative and quantitative factors described above. Based on our assessment of the overall cost associated with continued participation, we elected to terminate our existing Medicaid drug rebate agreements, effective as of October 2009. There may be a significant time lag between the date we determine the estimated allowance and when we make the contractual payment or issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods. To date, actual results have not materially differed from our estimates.

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
     The fair value of options granted is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period ranging from one to four years. Pre-vesting forfeitures were estimated to be approximately 0% for 2009, 2008 and 2007 as the majority of options granted contain monthly vesting terms. In 2008, certain stock options were granted to employees at or above the vice president level that vest upon the attainment of specific financial performance targets. The measurement date of stock options containing performance-based vesting is the date the stock option grant is authorized and the specific performance goals are communicated. Compensation expense is recognized based on the probability that the performance criteria will be met. The recognition of compensation expense associated with performance-based vesting requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. The continued assessment of probability may result in additional expense recognition or expense reversal depending on the level of achievement of the performance goals. We recorded compensation expense of approximately $355,000 in 2009 related to stock options containing performance-based vesting.
     In 2007, we accelerated the vesting of certain out-of-the-money stock options with per share exercise prices of $5.00 or greater for employees below the vice president level. We recognized $5.7 million in stock-based compensation expense associated with the stock option vesting acceleration in November 2007.

     The following table includes stock-based compensation recognized in our statements of operations (in thousands):

	Years Ended December 31,
	2009	2008	2007
Cost of product sales	$101	$95	$207
Research and development	598	478	899
Selling, general and administrative	3,870	3,638	10,644

Total	$4,569	$4,211	$11,750

     As of December 31, 2009, total unrecognized compensation cost related to stock options was approximately $4.9 million, and the weighted average period over which it was expected to be recognized was 1.9 years.
Income Taxes
     We provide for income taxes under the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the financial statements. We provide a valuation allowance for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit or if future deductibility is uncertain.
     On January 1, 2007, we adopted the authoritative guidance relating to accounting for uncertainty in income taxes. This guidance clarifies the recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained.
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
Results of Operations
Comparison of Years Ended December 31, 2009, 2008 and 2007
     Product Sales, Net. Product sales, net were $119.3 million for 2009, $101.2 million for 2008 and $79.4 million for 2007 and consisted of sales of Zegerid Capsules and Zegerid Powder for Oral Suspension. The $18.1 million increase in product sales, net from 2008 to 2009 was comprised of approximately $7.9 million related to an increase in the sales volume of our Zegerid products, primarily driven by Zegerid Capsules, as well as approximately $10.2 million related to increased average selling prices. The $21.8 million increase in product sales, net from 2007 to 2008 was comprised of approximately $15.7 million related to an increase in the sales volume of our Zegerid products primarily driven by Zegerid Capsules, as well as approximately $6.1 million related to increased average selling prices. Based upon our review of additional product returns history gathered through the end of 2007 and analysis of product expiration dating and estimated inventory in the distribution channel, we increased our estimate for product returns in 2007 to reflect actual experience accordingly. This change in estimate provided for potential product returns related to sales in prior periods and resulted in an increase to our net loss of approximately $1.9 million in 2007.
     Promotion Revenue. Promotion revenue was $23.6 million for 2009, $9.8 million for 2008 and $1.8 million for 2007. Promotion revenue for 2009 and 2008 included fees earned under our promotion agreement with Depomed of approximately $23.6 million in 2009 and $4.7 million in 2008. In 2008 and 2007, promotion revenue included co-promotion fees earned under our agreements with Victory Pharma, Inc., or Victory, pursuant to which we co-promoted Naprelan® (naproxen sodium) Controlled Release Tablets and with C.B. Fleet Company, Incorporated, or Fleet, pursuant to which we co-promoted the Fleet® Phospho-soda® EZ-Prep™ Bowel Cleansing System. In July 2008, we and Victory mutually agreed to terminate our co-promotion agreement previously entered into in June 2007. We ended all promotional efforts under the agreement as of September 30, 2008. We entered into our co-promotion agreement with Fleet in August 2007, which was subsequently amended in May 2008. Effective as of October 1, 2008, our co-promotion agreement expired in accordance with its terms. We received co-promotion fees of approximately $4.8 million over the term of the co-promotion agreement with Fleet.

     License and Royalty Revenue. License and royalty revenue was $29.6 million for 2009, $19.2 million for 2008 and $13.2 million for 2007. Significant components of our license and royalty revenue are described below:
•	In December 2009, we received a $20.0 million one-time nonrefundable milestone payment from Schering-Plough following the approval of the NDA submitted by Schering-Plough for Zegerid OTC (omeprazole 20 mg/sodium bicarbonate 1100 mg capsules). In June 2008, we received a $2.5 million nonrefundable milestone payment from Schering-Plough relating to FDA acceptance for filing of the NDA submitted by Schering-Plough for Zegerid OTC. In August 2007, we received a nonrefundable $5.0 million milestone payment from Schering-Plough relating to progress on clinical development strategy. We recognized the milestone payments of $20.0 million, $2.5 million and $5.0 million in license and royalty revenue in 2009, 2008 and 2007, respectively, due to the substantive nature of the milestones achieved. In November 2006, we received a nonrefundable $15.0 million upfront license fee in connection with our license agreement with Schering-Plough. The $15.0 million upfront payment was amortized to revenue on a straight-line basis over a 37-month period through the end of 2009, which represented the period during which we had significant responsibilities under the agreement.

•	In December 2007, we received a nonrefundable $11.5 million upfront payment in connection with our license and distribution agreements with GSK. To support GSK’s initial launch costs, we agreed to waive the first $2.5 million of aggregate royalties payable under the agreements. Of the total $11.5 million upfront payment, the $2.5 million in waived royalty obligations was recorded as deferred revenue and is being recognized as revenue as the royalties are earned. The remaining $9.0 million was also recorded as deferred revenue and was amortized to revenue on a straight-line basis over an 18-month period through May 2009, which represented the period we were obligated to supply Zegerid products to GSK for sale in Puerto Rico and the U.S. Virgin Islands under the distribution agreement.

•	In October 2009, we received a nonrefundable $2.5 million upfront payment in connection with our license agreement with Norgine. The $2.5 million upfront payment is being amortized over a three-month period through early January 2010, which represents the period during which we have significant responsibilities under the agreement.

•	In October 2004, we received a nonrefundable $15.0 million upfront payment in connection with our non-exclusive agreement with Otsuka America Pharmaceutical Inc., or Otsuka America, under which Otsuka America had been co-promoting Zegerid Capsules and Zegerid Powder for Oral Suspension. The $15.0 million upfront payment initially was being amortized to revenue on a straight-line basis over the 63-month contractual term through the end of 2009. On May 28, 2008, we agreed to terminate the co-promotion agreement effective as of June 30, 2008 and amortized the remaining balance of the $15.0 million up-front payment. We recognized license and royalty revenue associated with this amortization of $5.7 million in 2008 and $2.8 million in 2007.
     Cost of Product Sales. Cost of product sales was $8.3 million for 2009, $7.3 million for 2008 and $7.3 million for 2007, or approximately 7%, 7% and 9% of net product sales, respectively. Cost of product sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Zegerid products. Cost of product sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales. The decrease in our cost of product sales as a percentage of net product sales from 2007 to 2008 was primarily attributable to increased average selling prices. Additionally, the decrease in our cost of product sales as a percentage of net product sales from 2007 to 2008 was attributable to lower manufacturing costs associated with our capsule product and certain fixed costs being applied to increased sales volumes.

     License Fees and Royalties. License fees and royalties were $8.0 million for 2009, $22.3 million for 2008 and $11.1 million for 2007. In 2009, 2008 and 2007, license fees and royalties consisted of royalties due to the University of Missouri based upon our net product sales as well as beginning in 2008, products sold by GSK under our license and distribution agreements. In 2008, license fees and royalties also included $2.5 million related to an accrual of a one-time sales milestone due to the University of Missouri under our license agreement upon initial achievement of $100.0 million in annual calendar year net product sales. In 2009 and 2008, license fees and royalties also included license fee amortization from the $12.0 million upfront fee paid to Depomed under our promotion agreement entered into in July 2008. The $12.0 million upfront fee has been capitalized and is being amortized to license fee expense over the estimated useful life of the asset on a straight-line basis through mid-2016. In 2008 and 2007, license fees and royalties also included royalties due to Otsuka America under our co-promotion agreement based on our net product sales. Following the termination of our co-promotion agreement effective as of June 30, 2008, we are no longer obligated to pay royalties to Otsuka America.
     In December 2008, we entered into a strategic collaboration with Cosmo including a license agreement, stock issuance agreement and registration rights agreement, under which we were granted exclusive rights to develop and commercialize the budesonide MMX and rifamycin SV MMX product candidates in the U.S. As upfront consideration, we issued 6,000,000 shares of our common stock and made a cash payment of $2.5 million to Cosmo. We may also pay Cosmo up to a total of $9.0 million in clinical and regulatory milestones for the initial indications for the licensed products, up to $6.0 million in clinical and regulatory milestones for a second indication for rifamycin SV MMX and up to $57.5 million in commercial milestones. The clinical milestones include an obligation to pay Cosmo $3.0 million upon achievement of both of the primary endpoints in the EU and U.S. phase III studies for budesonide MMX with statistical significance and demonstrated adequate safety. The milestones may be paid in cash or through issuance of additional shares of our common stock, at Cosmo’s option, subject to certain limitations. We will pay tiered royalties to Cosmo ranging from 12% to 14% on net sales of any licensed products we sell. The royalties are subject to reduction in certain circumstances, including in the event of market launch in the U.S. of a generic version of a licensed product. The cash payment of $2.5 million and the fair value of the 6,000,000 shares of our common stock issued to Cosmo of approximately $7.5 million were included in license fees and royalties in 2008.
     Research and Development. Research and development expenses were $16.2 million for 2009, $11.8 million for 2008 and $6.8 million for 2007. The $4.4 million increase in our research and development expenses from 2008 to 2009 and the $5.0 million increase in our research and development expenses from 2007 to 2008 were primarily attributable to the two ongoing multicenter budesonide MMX phase III clinical studies currently being conducted under our strategic collaboration with Cosmo entered into in December 2008. We are responsible for one-half of the total out-of-pocket costs associated with these studies. In addition to the costs associated with our strategic collaboration with Cosmo, the increase in our research and development expenses from 2008 to 2009 was attributable to increased compensation costs associated with an increase in research and development personnel and annual merit increases, and payment of the user fee associated with the submission of our 505(b)(2) NDA to the FDA for our new immediate-release omeprazole prescription product in a tablet formulation. These increases in our research and development expenses from 2008 to 2009 were offset in part by a decrease in manufacturing development costs associated with the new tablet formulation.
     In addition to the costs associated with our strategic collaboration with Cosmo, the increase in our research and development expenses from 2007 to 2008 was attributable to development costs associated with our new tablet formulation. This increase in research and development expenses was offset in part by a decrease in spending associated with Zegerid Capsules. Included in 2007 was spending associated with our clinical study evaluating the effects of morning dosing of each of Zegerid Capsules and delayed-release PPI brands, Protonix® and Prevacid®, on 24-hour gastric acid control in patients with symptoms of GERD. There were no expenses associated with this clinical study in 2008.
     Research and development expenses have historically consisted primarily of costs associated with clinical studies of our products under development as well as clinical studies designed to further differentiate our Zegerid products from those of our competitors, development of and preparation for commercial manufacturing of our products, compensation and other expenses related to research and development personnel and facilities expenses. In connection with our strategic collaboration with Cosmo entered into in December 2008, we are developing two product candidates targeting lower GI conditions. Budesonide MMX is an oral corticosteroid and is currently being investigated in two multicenter phase III clinical studies for the induction of remission of mild or moderate active ulcerative colitis. Assuming successful and timely completion of the clinical program, we plan to submit an NDA for budesonide MMX to the FDA in the second half of 2011. Rifamycin SV MMX is a broad spectrum, semi-synthetic antibiotic and has been investigated in a phase II clinical program for patients with infectious diarrhea. We expect to begin the first phase III study in travelers’ diarrhea in the second quarter of 2010. Assuming timely and successful completion, we plan to initiate a second phase III clinical study in travelers’ diarrhea in the first half of 2011. We are unable to estimate with any certainty the research and development costs that we may incur in the future. We have also committed, in connection with the approval of our NDAs for Zegerid Powder for Oral Suspension, to evaluate the product in pediatric populations, including pharmacokinetic/pharmacodynamic, or PK/PD, and safety studies. In the future, we may conduct additional clinical studies to further differentiate our Zegerid family of products, as well as conduct research and development related to any future products that we may in-license or otherwise acquire. Although we are currently focused primarily on advancing our Zegerid family of products and development of the budesonide MMX and rifamycin SV MMX product candidates, we anticipate that we will make determinations as to which development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific, clinical and commercial merits of each project.
     Selling, General and Administrative. Selling, general and administrative expenses were $105.8 million for 2009, $108.0 million for 2008 and $116.5 million for 2007. The $2.2 million decrease in our selling, general and administrative expenses from 2008 to 2009 was primarily attributable to decreases in costs associated with advertising and promotional activities related to our Zegerid products and a decrease in the number of sales representatives under our contract sales organization agreement. These decreases in our selling, general and administrative expenses were offset in part by an increase in legal fees primarily due to the patent infringement litigation against Par Pharmaceutical, Inc., or Par, costs associated with the advertising and promotion of the Glumetza products and increased compensation costs resulting from annual merit increases. The $8.5 million decrease in our selling, general and administrative expenses from 2007 to 2008 was primarily attributable to a decrease in costs associated with our advertising and promotional activities related to our Zegerid products, a decrease in the number of sales representatives under our contract sales organization agreement and a decrease in stock-based compensation. These decreases in expenses were offset in part by an increase in legal fees primarily due to the patent infringement litigation against Par and costs associated with sales training and advertising and promotional activities associated with the commencement of promotion of the Glumetza products under our promotion agreement with Depomed.
     Interest Income. Interest income was $194,000 for 2009, $1.3 million for 2008 and $3.1 million for 2007. The $1.1 million decrease in interest income from 2008 to 2009 and the $1.8 million decrease from 2007 to 2008 were primarily attributable to a lower rate of return on our cash, cash equivalents and short-term investments.
     Interest Expense. Interest expense was $460,000 for 2009, $95,000 for 2008 and $11,000 for 2007. Interest expense for 2009 was comprised primarily of interest due in connection with our revolving credit facility with Comerica Bank, or Comerica.
     Income Tax Expense. Income tax expense was $1.8 million for 2009, $534,000 for 2008 and there was no income tax expense for 2007. Our effective tax rate was 5.2% in 2009 and (3.0)% in 2008 impacted by utilization of net operating loss carryforwards. At December 31, 2009, we had Federal and state income tax net operating loss carryforwards of approximately $161.1 million and $142.8 million, respectively. The Federal and California net operating loss carryforwards will begin to expire in 2024 and 2014, respectively, unless previously utilized. Utilization of our net operating loss carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period under the provision of Section 382 of the Internal Revenue Code.
Liquidity and Capital Resources
     As of December 31, 2009, cash, cash equivalents and short-term investments were $93.9 million, compared to $52.0 million as of December 31, 2008, an increase of $41.9 million. This net increase resulted from our net income for 2009, including the $20.0 million milestone payment we received from Schering-Plough in December 2009, adjusted for non-cash charges and changes in operating assets and liabilities. Additionally, in 2009, we reclassified the fair value of our auction rate securities, or ARS, and auction rate securities rights, or ARS Rights, from long-term to short-term investments reflecting our intent to exercise the ARS Rights in the next 12 months. The ARS Rights permit us to require our investment provider to purchase our ARS at par value at any time during the period June 30, 2010 through July 2, 2012. The total fair value of our ARS and ARS Rights as of December 31, 2009 was approximately $3.8 million.

     Net cash provided by operating activities was $37.0 million for 2009, and net cash used in operating activities was $6.5 million for 2008 and $12.1 million for 2007. The primary source of cash in 2009 was our net income for 2009, including the $20.0 million milestone payment we received from Schering-Plough in December 2009, adjusted for non-cash expenses, including $4.6 million in stock-based compensation and $2.0 in depreciation and amortization, and changes in operating assets and liabilities. Significant working capital uses of cash for 2009 included decreases in deferred revenue and increases in accounts receivable, offset in part by increases in the allowance for product returns and accounts payable and accrued liabilities. The primary use of cash in 2008 and 2007 was to fund our net losses for these periods, adjusted for non-cash expenses, including $7.5 million related to the issuance of common stock to Cosmo in connection with our strategic collaboration entered into in 2008, $4.2 million for 2008 and $11.8 million for 2007 in stock-based compensation, $1.4 million for 2008 and $587,000 for 2007 in depreciation and amortization and changes in operating assets and liabilities. Significant working capital uses of cash for 2008 included decreases in deferred revenue and increases in accounts receivable and prepaid expenses and other current assets. These working capital uses of cash were offset in part by increases in the allowance for product returns and increases in accounts payable and accrued liabilities primarily driven by an increase in accrued rebates and accrued research and development expenses associated with our strategic collaboration with Cosmo. Significant working capital sources of cash for 2007 included increases in accounts payable and accrued liabilities primarily driven by an increase in accrued rebates, and increases in the allowance for product returns and deferred revenue. These working capital sources of cash were offset in part by increases in accounts receivable.
     Net cash used in investing activities was $1.7 million for 2009, $12.9 million for 2008 and $2.0 million for 2007. These activities included purchases and maturities of short-term investments. Additionally, in 2008, net cash used in investing activities consisted primarily of the acquisition of intangible assets in connection with our $12.0 million upfront payment to Depomed.
     Net cash provided by financing activities was $912,000 for 2009, $10.8 million for 2008 and $1.6 million for 2007. Net cash provided by financing activities included proceeds received from the exercise of stock options and through the issuance of common stock under our employee stock purchase plan in 2009, 2008 and 2007. In 2008, net cash provided by financing activities also included the $10.0 million draw down on our revolving credit facility with Comerica.
     While we support the commercialization of our Zegerid products, promote Glumetza under our promotion agreement with Depomed, develop and manufacture our Zegerid products and our budesonide MMX and rifamycin SV MMX product candidates under our strategic collaboration with Cosmo and pursue new product opportunities, we anticipate significant cash requirements for personnel costs for our own organization, as well as in connection with our contract sales agreement with inVentiv Commercial Services, LLC, advertising and promotional activities, clinical study costs, capital expenditures, and investment in additional office space, internal systems and infrastructure.
     We currently rely on Norwich Pharmaceuticals, Inc. as our manufacturer of Zegerid Capsules and Patheon, Inc., or Patheon, as our manufacturer of Zegerid Powder for Oral Suspension. Additionally, we have amended our agreement with Patheon to provide that Patheon will serve as a second commercial supplier of Zegerid Capsules, and we are currently working to qualify Patheon as a supplier for this product, which will ultimately require regulatory approval of an NDA supplement. We purchase commercial quantities of omeprazole, an active ingredient in our Zegerid products, from Union Quimico Farmaceutica, S.A. At December 31, 2009, we had finished goods and raw materials inventory purchase commitments of approximately $2.8 million.

     The following summarizes our long-term contractual obligations as of December 31, 2009, excluding potential sales-based royalty obligations and milestone payments under our agreements with the University of Missouri, Depomed and Cosmo which are described below:

	Payments Due by Period
		Less than	One to	Four to
Contractual Obligations	Total	One Year	Three Years	Five Years	Thereafter
			(in thousands)
Operating leases	$4,718	$1,970	$2,748	$—	$—
Long-term debt	10,575	375	10,200
Other long-term contractual obligations	3,540	1,131	2,409	—	—

Total	$18,833	$3,476	$15,357	$—	$—

     Under our exclusive worldwide license agreement with the University of Missouri entered into in January 2001 relating to specific formulations of PPIs with antacids and other buffering agents, we are required to make milestone payments to the University of Missouri upon initial commercial sale in specified territories outside the U.S., which may total up to $3.5 million in the aggregate. We are also required to make milestone payments based on first-time achievement of significant sales thresholds, up to a maximum of $83.8 million remaining under the agreement, which includes sales by us, GSK, Schering-Plough and Norgine. We are also obligated to pay royalties on net sales of our products and any products commercialized by GSK, Schering-Plough and Norgine under our existing license and distribution agreements.
     Under our promotion agreement with Depomed entered into in July 2008, we may be required to pay Depomed one-time sales milestones totaling up to $16.0 million in aggregate, the first of which milestones is in the amount of $3.0 million and is payable if annual Glumetza net product sales exceed $50.0 million. Under the promotion agreement, we are required to meet certain minimum promotion obligations during the term of the agreement. On an annual basis, we are required to make “sales force expenditures” at least equal to an agreed-upon percentage of the prior year’s net sales, where sales force expenditures for purposes of the promotion agreement are sales calls with specified assigned values (indexed to inflation in future years) depending on the relative position of the call and the number of other products promoted by the sales representatives promoting Glumetza. In addition, during the term of the agreement, we are required to make certain minimum marketing, advertising, medical affairs and other commercial support expenditures.
     Under our license agreement, stock issuance agreement and registration rights agreement with Cosmo entered into in December 2008, Cosmo is entitled to receive up to a total of $9.0 million in clinical and regulatory milestones for the initial indications for the licensed products, up to $6.0 million in clinical and regulatory milestones for a second indication for rifamycin SV MMX and up to $57.5 million in commercial milestones. The clinical milestones include an obligation to pay Cosmo $3.0 million upon achievement of both of the primary endpoints in the EU and U.S. phase III studies for budesonide MMX with statistical significance and demonstrated adequate safety. The milestones may be paid in cash or through issuance of additional shares of our common stock, at Cosmo’s option, subject to certain limitations. We will pay tiered royalties to Cosmo ranging from 12% to 14% on net sales of any licensed products we sell. We are responsible for one-half of the total out-of-pocket costs associated with the two ongoing budesonide MMX multicenter phase III clinical studies, for all of the out-of-pocket costs for the first planned rifamycin SV MMX phase III U.S. registration study and for one-half of the out-of-pocket costs for the second planned rifamycin SV MMX phase III U.S. registration study. In the event that additional clinical work is required to obtain U.S. regulatory approval for either of the licensed products, the parties will agree on cost sharing.
     The amount and timing of cash requirements will depend on market acceptance of Zegerid Capsules, Zegerid Powder for Oral Suspension, the Glumetza products, and any other products that we may market in the future, the success of our strategic alliances, the resources we devote to researching, developing, formulating, manufacturing, commercializing and supporting our products, and our ability to enter into third-party collaborations.
     Based on our assessment of the overall cost associated with continued participation, we elected to terminate our existing Medicaid drug rebate agreements, effective as of October 2009. Although we believe the termination of these agreements will not have an unfavorable impact on our business and financial results, we cannot be certain. Since we are no longer participating in the Medicaid segment of the market, as expected, we have experienced a reduction in Zegerid prescription levels, and termination of these agreements may also negatively impact physician prescribing practices over a longer term period.

     In addition, any adverse outcomes in the pending patent infringement litigations relating to our Zegerid and Glumetza products would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows. An adverse outcome in the patent infringement litigation relating to Zegerid may also impact the patent protection for the products being commercialized pursuant to our strategic alliances with GSK, Schering-Plough and Norgine, which in turn may impact the amount of, or our ability to receive, milestone payments and royalties under our agreements with these strategic partners.
     We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our current operations for at least the next 12 months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed earlier than we expect. Although we do not believe that we will need to raise additional funds to finance our current operations over the next 12 months, we may pursue raising additional funds in connection with in-licensing or acquisition of new products or companies. Sources of additional funds may include funds generated through equity, debt and/or royalty financings or through strategic collaborations or licensing agreements.
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
     In July 2006, we entered into our loan agreement with Comerica, which was subsequently amended in July 2008, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $25.0 million. In December 2008, we drew down $10.0 million under the loan agreement. The revolving loan bears interest at a variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” plus 0.50%, which as of December 31, 2009 was 3.75%. Interest payments on advances made under the loan agreement are due and payable in arrears on the first calendar day of each month during the term of the loan agreement. Amounts borrowed under the loan agreement may be repaid and re-borrowed at any time prior to July 11, 2011. There is a non-refundable unused commitment fee equal to 0.50% per annum on the difference between the amount of the revolving line and the average daily balance outstanding thereunder during the term of the loan agreement, payable quarterly in arrears. The loan agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the loan agreement.
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
     As of December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
     In December 2007, the FASB issued authoritative guidance for noncontrolling interests in consolidated financial statements which requires that noncontrolling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. This guidance is effective for fiscal years beginning after December 31, 2008, and shall be applied prospectively. However, the presentation and disclosure requirements of this guidance are required to be applied retrospectively for all periods presented. The retrospective presentation and disclosure requirements of this guidance will be applied to any prior periods presented in financial statements for the fiscal year ending December 31, 2009, and later periods during which we have a consolidated subsidiary with a noncontrolling interest. As of December 31, 2009, we do not have any consolidated subsidiaries in which there is a noncontrolling interest.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Under the terms of our loan agreement with Comerica Bank, or Comerica, the interest rate applicable to any amounts borrowed by us under the credit facility will be, at our election, indexed to either Comerica’s prime rate or the LIBOR rate. If we elect Comerica’s prime rate for all or any portion of our borrowings, the interest rate will be variable, which would expose us to the risk of increased interest expense if interest rates rise. If we elect the LIBOR rate for all or any portion of our borrowings, such LIBOR rate will remain fixed only for a specified, limited period of time after the date of our election, after which we will be required to repay the borrowed amount, or elect a new interest rate indexed to either Comerica’s prime rate or the LIBOR rate. The new rate may be higher than the earlier interest rate applicable under the loan agreement. As of December 31, 2009, the balance outstanding under the credit facility was $10.0 million, and we had elected the “prime rate” plus 0.50% interest rate option, which was 3.75% as of December 31, 2009. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 1% increase or decrease in the interest rate under the loan agreement would not materially affect our interest expense at our current level of borrowing.
     In addition to market risk related to our loan agreement with Comerica, we are exposed to market risk primarily in the area of changes in U.S. interest rates and conditions in the credit markets, particularly because the majority of our investments are in short-term marketable securities. We do not have any material foreign currency or other derivative financial instruments. Our short-term investment securities have consisted of corporate debt securities, government agency securities and U.S. Treasury securities which are classified as available-for-sale and therefore reported on the balance sheet at estimated market value. As of December 31, 2009, our short-term investments also included AAA-rated auction rate securities, or ARS, issued by state municipalities. Our ARS are debt instruments with a long-term maturity and an interest rate that is reset in short-term intervals through auctions. The conditions in the global credit markets have prevented many investors from liquidating their holdings of ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.
     Due to conditions in the global credit markets, our ARS, representing a par value of approximately $3.9 million at December 31, 2009, had insufficient demand resulting in multiple failed auctions since early 2008. As a result, these affected securities are currently not liquid.

     In October 2008, we received an offer of Auction Rate Securities Rights, or ARS Rights, from our investment provider, UBS Financial Services, Inc., a subsidiary of UBS AG, or UBS. In November 2008, we accepted the ARS Rights offer. The ARS Rights permit us to require UBS to purchase our ARS at par value at any time during the period of June 30, 2010 through July 2, 2012. If we do not exercise our ARS Rights, the ARS will continue to accrue interest as determined by the auction process or, if the auction fails, by the terms of the ARS. If the ARS Rights are not exercised before July 2, 2012 they will expire and UBS will have no further obligation to buy our ARS. UBS has the discretion to purchase or sell our ARS at any time without prior notice so long as we receive a payment at par upon any sale or disposition. UBS has agreed to exercise its discretion to purchase or sell our ARS only for the purpose of restructurings, dispositions or other solutions that will provide us with par value for our ARS. As a condition to accepting the offer of ARS Rights, we released UBS from all claims except claims for consequential damages relating to its marketing and sales of ARS. We also agreed not to serve as a class representative or receive benefits under any class action settlement or investor fund. We intend to exercise the ARS Rights within the next 12 months.
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
     Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2009, the end of our most recent fiscal year. Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting, which is included herein.
     There has been no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Santarus, Inc.
     We have audited Santarus, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Santarus, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
     In our opinion, Santarus, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Santarus, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Santarus, Inc. and our report dated March 3, 2010, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Diego, California
March 3, 2010

Item 9B. Other Information
     Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this item will be contained in our definitive proxy statement, or Proxy Statement, to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2009, and is incorporated in this report by reference.
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
     1. The following financial statements of Santarus, Inc. and Report of Independent Registered Public Accounting Firm, are included in this report:
     Report of Independent Registered Public Accounting Firm
     Balance Sheets as of December 31, 2009 and 2008
     Statements of Operations for each of the years ended December 31, 2009, 2008 and 2007
     Statements of Stockholders’ Equity for each of the years ended December 31, 2009, 2008 and 2007
     Statements of Cash Flows for each of the years ended December 31, 2009, 2008 and 2007
     Notes to Financial Statements
     2. List of financial statement schedules:
     Schedule II — Valuation and Qualifying Accounts
     Schedules not listed above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
     3. List of exhibits required by Item 601 of Regulation S-K. See part (b) below.
     (b) Exhibits. The following exhibits are filed as a part of this report:

Exhibit
Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

3.3(3)	Certificate of Designations for Series A Junior Participating Preferred Stock

4.1(3)	Form of Common Stock Certificate

4.2(4)	Amended and Restated Investors’ Rights Agreement, dated April 30, 2003, among us and the parties named therein

4.3(4)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated May 19, 2003, among us and the parties named therein

4.4(4)†	Stock Restriction and Registration Rights Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

4.5(4)	Form of Common Stock Purchase Warrant

4.6(3)	Rights Agreement, dated November 12, 2004, between us and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Santarus, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

4.7(5)	First Amendment to Rights Agreement, dated April 19, 2006, between us and American Stock Transfer & Trust Company

4.8(6)	Second Amendment to Rights Agreement, dated December 10, 2008, between us and American Stock Transfer and Trust Company

Exhibit
Number	Description
4.9(7)	Warrant to Purchase Shares of Common Stock, dated February 3, 2006, issued by us to Kingsbridge Capital Limited

4.10(7)	Registration Rights Agreement, dated February 3, 2006, between us and Kingsbridge Capital Limited

4.11(8)	Registration Rights Agreement, dated December 10, 2008, between us and Cosmo Technologies Limited

4.12(8)	Amendment No. 1 to Registration Rights Agreement, dated April 23, 2009, between us and Cosmo Technologies Limited

10.1(4)†	Stock Purchase Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

10.2(4)†	Exclusive License Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

10.3(4)†	Amendment No. 1 to Exclusive License Agreement, dated February 21, 2003, between us and The Curators of the University of Missouri

10.4(9) †	Amendment No. 2 to Exclusive License Agreement, dated August 20, 2007, between us and The Curators of the University of Missouri

10.5(4)†	Omeprazole Supply Agreement, dated September 25, 2003, among us, InterChem Trading Corporation and Union Quimico Farmaceutica, S.A.

10.6(10) †	Amendment No. 1 to Omeprazole Supply Agreement, dated November 1, 2004, among us, InterChem Trading Corporation and Union Quimico Farmaceutica, S.A.

10.7(10) †	Amendment No. 2 to Omeprazole Supply Agreement, dated July 11, 2007, among us, InterChem Trading Corporation and Union Quimico Farmaceutica, S.A.

10.8(11) †	Amendment No. 3 to Omeprazole Supply Agreement, dated December 17, 2008, among us, InterChem Trading Corporation and Union Quimico Farmaceutica, S.A.

10.9+	Amendment No. 4 to Omeprazole Supply Agreement, dated October 30, 2009, among us, InterChem Trading Corporation and Union Quimico Farmaceutica, S.A.

10.10+	Second Amended and Restated Manufacturing and Supply Agreement, dated October 20, 2009, between us and Patheon Inc.

10.11(12)†	Manufacturing and Supply Agreement, dated September 27, 2004, between us and OSG Norwich Pharmaceuticals, Inc.

10.12(12)†	Co-Promotion Agreement, dated October 4, 2004, between us and Otsuka America Pharmaceutical, Inc.

10.13(13)†	Amendment No. 1 to Co-Promotion Agreement, dated January 6, 2006, between us and Otsuka America Pharmaceutical, Inc.

10.14(7)	Common Stock Purchase Agreement, dated February 3, 2006, between us and Kingsbridge Capital Limited

10.15(14)	Amended and Restated Loan and Security Agreement, dated July 11, 2008, between us and Comerica Bank

10.16(14)	Amended and Restated LIBOR Addendum to Loan and Security Agreement, dated July 11, 2008, between us and Comerica Bank

10.17(15)†	OTC License Agreement, dated October 17, 2006, between us and Schering-Plough Healthcare Products, Inc.

10.18(16)†	Amendment No. 1 to OTC License Agreement, dated July 24, 2009, between us and Schering-Plough Healthcare Products, Inc.

10.19(17)†	Service Agreement, dated November 3, 2006, between us and Ventiv Commercial Services, LLC (d/b/a inVentiv Commercial Services, LLC)

10.20(10)†	Amendment No. 1 to Service Agreement, dated June 15, 2007, between us and Ventiv Commercial Services, LLC (d/b/a inVentiv Commercial Services, LLC)

10.21(18)†	Amendment No. 2 to Service Agreement, dated October 6, 2008, between us and Ventiv Commercial Services, LLC (d/b/a inVentiv Commercial Services, LLC)

10.22(19)†	Co-Promotion Agreement, dated June 28, 2007, by and between us and Victory Pharma, Inc.

Exhibit
Number	Description
10.23(9) †	Co-Promotion Agreement, dated August 24, 2007, between us and C.B. Fleet Company, Incorporated

10.24(20)†	Amendment No. 1 to Co-Promotion Agreement, dated May 6, 2008, between us and C.B. Fleet Company, Incorporated

10.25(21)†	License Agreement, dated November 30, 2007, between us and Glaxo Group Limited, an affiliate of GlaxoSmithKline plc

10.26(21)†	Distribution Agreement, dated November 30, 2007, between us and Glaxo Group Limited, an affiliate of GlaxoSmithKline plc

10.27(11)†	License Agreement, dated December 10, 2008, between us and Cosmo Technologies Limited

10.28(11)†	Stock Issuance Agreement, dated December 10, 2008, between us and Cosmo Technologies Limited

10.29(22)†	Promotion Agreement, dated July 21, 2008, between us and Depomed, Inc.

10.30(16)†	License Agreement, dated October 9, 2009, between us and Norgine B.V.

10.31(4)	Office Building Lease, dated August 24, 2001, between us and Torrey View Associates LP

10.32(4)	Irrevocable Stand-by Letter of Credit, dated August 24, 2001, issued by UBS Paine Webber Inc.

10.33(23)	Sublease, dated December 11, 2007, between us and Avnet, Inc.

10.34(4)#	Form of Indemnification Agreement between us and each of our directors and officers

10.35(4)#	1998 Stock Option Plan

10.36(24)#	Amendment to 1998 Stock Option Plan

10.37(25)#	Amended and Restated 2004 Equity Incentive Award Plan

10.38(24)#	Amendment No. 1 to Amended and Restated 2004 Equity Incentive Award Plan

10.39(26)#	Amendment No. 2 to Amended and Restated 2004 Equity Incentive Award Plan

10.40(27)#	Form of Stock Option Agreement under Amended and Restated 2004 Equity Incentive Award Plan

10.41(28)#	Form of Immediately Exerciseable Stock Option Agreement under Amended and Restated 2004 Equity Incentive Award Plan

10.42(29)#	Amended and Restated Employee Stock Purchase Plan

10.43(21)#	Amended and Restated Employment Agreement, dated December 5, 2007, between us and Gerald T. Proehl

10.44(21)#	Amended and Restated Employment Agreement, dated December 5, 2007, between us and Debra P. Crawford

10.45(21)#	Amended and Restated Employment Agreement, dated December 5, 2007, between us and Julie A. DeMeules

10.46(21)#	Amended and Restated Employment Agreement, dated December 5, 2007, between us and William C. Denby, III

10.47(21)#	Amended and Restated Employment Agreement, dated December 5, 2007, between us and Warren E. Hall

10.48(21)#	Amended and Restated Employment Agreement, dated December 5, 2007, between us and Michael D. Step

10.49(21)#	Amended and Restated Employment Agreement, dated December 5, 2007, between us and E. David Ballard, II, M.D.

10.50(21)#	Amended and Restated Employment Agreement, dated December 5, 2007, between us and Maria Bedoya-Toro

10.51(21)#	Amended and Restated Employment Agreement, dated December 5, 2007, between us and Carey J. Fox

10.52(30)#	2008 Bonus Plan

10.53(31)#	2009 Bonus Plan

10.54(32)#	2010 Bonus Plan

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

Exhibit
Number	Description
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 13, 2004.

(2)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2008.

(3)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 17, 2004.

(4)	Incorporated by reference to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2003, as amended (File No. 333-111515).

(5)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2006.

(6)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2008.

(7)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 3, 2006.

(8)	Incorporated by reference to our Registration Statement on Form S-3, filed with the Securities and Exchange Commission on January 20, 2009, as amended (File No. 333-156806).

(9)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the Securities and Exchange Commission on November 2, 2007.

(10)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 6, 2007.

(11)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 6, 2009.

(12)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004.

(13)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2006.

(14)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 14, 2008.

(15)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 18, 2006.

(16)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the Securities and Exchange Commission on November 5, 2009.

(17)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 7, 2006.

(18)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2008.

(19)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 28, 2007.

(20)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 7, 2008.

(21)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 4, 2008.

(22)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the Securities and Exchange Commission on August 5, 2008.

(23)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 13, 2007.

(24)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 7, 2006.

(25)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 13, 2004.

(26)	Incorporated by reference to our Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 21, 2006.

(27)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 8, 2005.

(28)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2005.

(29)	Incorporated by reference to our Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 18, 2007.

(30)	Incorporated by reference to our applicable Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 22, 2008.

(31)	Incorporated by reference to our applicable Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2009.

(32)	Incorporated by reference to our applicable Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 19, 2010.

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

+	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

#	Indicates management contract or compensatory plan.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Santarus, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
     (c) Financial Statement Schedule.
          See Item 15(a)(2) above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 3, 2010	SANTARUS, INC.
	By:	/s/ GERALD T. PROEHL
Gerald T. Proehl
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GERALD T. PROEHL	President, Chief Executive	March 3, 2010

Gerald T. Proehl	Officer and Director (Principal Executive Officer)

/s/ DEBRA P. CRAWFORD	Senior Vice President and	March 3, 2010

Debra P. Crawford	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ DAVID F. HALE	Director

David F. Hale	(Chairman of the Board of Directors)	March 3, 2010

/s/ DANIEL D. BURGESS	Director	March 3, 2010

Daniel D. Burgess

/s/ MICHAEL G. CARTER, M.B., CH.B., F.R.C.P. (U.K.)	Director	March 3, 2010

Michael G. Carter, M.B., Ch.B., F.R.C.P. (U.K.)

/s/ MICHAEL E. HERMAN	Director	March 3, 2010

Michael E. Herman

/s/ TED W. LOVE, M.D.	Director	March 3, 2010

Ted W. Love, M.D.

/s/ KENT SNYDER	Director	March 3, 2010

Kent Snyder

SANTARUS, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Santarus, Inc.
     We have audited the accompanying balance sheets of Santarus, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Santarus, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Santarus, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2010, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Diego, California
March 3, 2010

Santarus, Inc.
Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$86,129	$49,886
Short-term investments	7,815	2,151
Accounts receivable, net	16,253	13,366
Inventories, net	5,336	5,230
Prepaid expenses and other current assets	3,797	3,826

Total current assets	119,330	74,459

Long-term restricted cash	1,400	1,400
Long-term investments	—	4,250
Property and equipment, net	875	988
Intangible assets, net	9,750	11,250
Other assets	6	137

Total assets	$131,361	$92,484

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$58,676	$53,109
Allowance for product returns	12,846	10,251
Current portion of deferred revenue	245	7,365

Total current liabilities	71,767	70,725

Deferred revenue, less current portion	2,678	2,436
Long-term debt	10,000	10,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2009 and 2008; no shares issued and outstanding at December 31, 2009 and 2008	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at December 31, 2009 and 2008; 58,344,932 and 57,799,588 shares issued and outstanding at December 31, 2009 and 2008, respectively	6	6
Additional paid-in capital	337,312	331,831
Accumulated other comprehensive income (loss)	(1)	2
Accumulated deficit	(290,401)	(322,516)

Total stockholders’ equity	46,916	9,323

Total liabilities and stockholders’ equity	$131,361	$92,484

See accompanying notes.

Santarus, Inc.
Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2009	2008	2007
Revenues:
Product sales, net	$119,242	$101,220	$79,403
Promotion revenue	23,631	9,837	1,803
License and royalty revenue	29,620	19,144	13,222

Total revenues	172,493	130,201	94,428
Costs and expenses:
Cost of product sales	8,294	7,345	7,301
License fees and royalties	7,976	22,257	11,117
Research and development	16,244	11,760	6,849
Selling, general and administrative	105,838	108,012	116,503

Total costs and expenses	138,352	149,374	141,770

Income (loss) from operations	34,141	(19,173)	(47,342)
Other income (expense):
Interest income	194	1,285	3,088
Interest expense	(460)	(95)	(11)

Total other income (expense)	(266)	1,190	3,077

Income (loss) before income taxes	33,875	(17,983)	(44,265)
Income tax expense	1,760	534	—

Net income (loss)	$32,115	$(18,517)	$(44,265)

Net income (loss) per share:
Basic	$0.55	$(0.36)	$(0.87)

Diluted	$0.54	$(0.36)	$(0.87)

Weighted average shares outstanding used to calculate net income (loss) per share:
Basic	57,994,506	51,835,482	51,060,650
Diluted	59,673,866	51,835,482	51,060,650
See accompanying notes.

Santarus, Inc.
Statements of Stockholders’ Equity
(in thousands, except share amounts)

				Accumulated
				other
			Additional	comprehensive		Total
	Common stock		paid-in	income	Accumulated	stockholders’
	Shares	Amount	capital	(loss)	deficit	equity
Balance at December 31, 2006	50,730,622	$5	$306,034	$—	$(259,734)	$46,305
Issuance of common stock upon exercise of stock options, net of 12,001 unvested shares repurchased	84,851	—	265	—	—	265
Issuance of common stock under employee stock purchase plan	500,012	—	1,293	—	—	1,293
Stock-based compensation	—	—	11,750	—	—	11,750
Net loss	—	—	—	—	(44,265)	(44,265)
Unrealized gain on investments	—	—	—	—	—	—

Comprehensive loss	—	—	—	—	—	(44,265)

Balance at December 31, 2007	51,315,485	5	319,342	—	(303,999)	15,348
Issuance of common stock upon exercise of stock options	101,158	—	77	—	—	77
Issuance of common stock under employee stock purchase plan	382,945	—	762	—	—	762
Issuance of common stock at $1.24 per share for technology license agreement	6,000,000	1	7,439	—	—	7,440
Stock-based compensation	—	—	4,211	—	—	4,211
Net loss	—	—	—	—	(18,517)	(18,517)
Unrealized gain on investments	—	—	—	2	—	2

Comprehensive loss	—	—	—	—	—	(18,515)

Balance at December 31, 2008	57,799,588	6	331,831	2	(322,516)	9,323

				Accumulated
				other
			Additional	comprehensive		Total
	Common stock		paid-in	income	Accumulated	stockholders’
	Shares	Amount	capital	(loss)	deficit	equity
Balance at December 31, 2008	57,799,588	6	331,831	2	(322,516)	9,323
Issuance of common stock upon exercise of stock options	162,767	—	258	—	—	258
Issuance of common stock under employee stock purchase plan	381,293	—	652	—	—	652
Issuance of common stock upon exercise of warrants	1,284	—	2	—	—	2
Stock-based compensation	—	—	4,569	—	—	4,569
Net income	—	—	—	—	32,115	32,115
Unrealized loss on investments	—	—	—	(3)	—	(3)

Comprehensive income	—	—	—	—	—	32,112

Balance at December 31, 2009	58,344,932	$6	$337,312	$(1)	$(290,401)	$46,916

See accompanying notes.

Santarus, Inc.
Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2009	2008	2007
Operating activities
Net income (loss)	$32,115	$(18,517)	$(44,265)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,049	1,355	587
Recognition of auction rate securities rights	—	(1,457)	—
Unrealized (gain) loss on trading securities	(48)	1,507	—
Stock-based compensation	4,569	4,211	11,750
Issuance of common stock for technology license agreement	—	7,440	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,887)	(3,686)	(2,547)
Inventories, net	(106)	928	822
Prepaid expenses and other current assets	29	(1,486)	(1,096)
Other assets	—	61	(4)
Accounts payable and accrued liabilities	5,566	15,754	14,820
Allowance for product returns	2,595	4,304	4,324
Deferred revenue	(6,878)	(16,894)	3,528

Net cash provided by (used in) operating activities	37,004	(6,480)	(12,081)

Investing activities
Purchases of short-term investments	(11,877)	(4,488)	(4,723)
Maturities of short-term investments	10,028	2,929	3,095
Redemption of investments	450	—	—
Long-term restricted cash	—	1,400	300
Purchases of property and equipment	(274)	(696)	(651)
Acquisition of intangible assets	—	(12,000)	—

Net cash used in investing activities	(1,673)	(12,855)	(1,979)

Financing activities
Proceeds from draw down on credit facility	—	10,000	—
Exercise of stock options and warrants	260	77	265
Issuance of common stock, net	652	762	1,293

Net cash provided by financing activities	912	10,839	1,558

Increase (decrease) in cash and cash equivalents	36,243	(8,496)	(12,502)
Cash and cash equivalents at beginning of the year	49,886	58,382	70,884

Cash and cash equivalents at end of the year	$86,129	$49,886	$58,382

Supplemental disclosure of cash flow information:
Interest paid	$460	$95	$11

Income taxes paid	$969	$91	$1

See accompanying notes.

SANTARUS, INC.
NOTES TO FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Organization and Business
     Santarus, Inc. (“Santarus” or the “Company”) is a specialty biopharmaceutical company focused on acquiring, developing and commercializing proprietary products that address the needs of patients treated by gastroenterologists, endocrinologists and other physicians. Santarus was incorporated on December 6, 1996 as a California corporation and did not commence significant business activities until late 1998. On July 9, 2002, the Company reincorporated in the State of Delaware.
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
Cash and Cash Equivalents
     Cash and cash equivalents consist of highly liquid investments with a remaining maturity of 90 days or less when purchased.
Short-Term Investments
     The Company has classified its debt securities, other than its auction rate securities (“ARS”) and Auction Rate Securities Rights (“ARS rights”), as available-for-sale and, accordingly, carries its short-term investments at fair value, and unrealized holding gains or losses on these securities are carried as a separate component of stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary (of which there have been none to date) on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.
     The following is a summary of the Company’s available-for-sale investment securities as of December 31, 2009 and 2008 (in thousands). All available-for-sale securities held as of December 31, 2009 and 2008 have contractual maturities within one year. There were no gross realized gains or losses on sales of available-for-sale securities for the years ended December 31, 2009 and 2008.

	Amortized	Market	Unrealized
	Cost	Value	Gain (Loss)
December 31, 2009:
U.S. government sponsored enterprise securities	$3,852	$3,852	$—
U.S. Treasury securities	1,516	1,515	(1)

	$5,368	$5,367	$(1)

December 31, 2008:
U.S. government sponsored enterprise securities	$3,549	$3,551	$2

     The classification of available-for-sale securities in the Company’s balance sheets is as follows (in thousands):

	December 31,
	2009	2008
Short-term investments	$3,967	$2,151
Restricted cash	1,400	1,400

	$5,367	$3,551

     The Company holds ARS and ARS Rights which are classified as trading securities. The Company has classified the balance of its ARS and ARS Rights totaling $3.8 million in aggregate as short-term investments in the balance sheet as of December 31, 2009.
Fair Value Measurements
     The carrying value of the Company’s financial instruments, including cash, cash equivalents, accounts payable and accrued liabilities and the Company’s revolving credit facility approximates fair value due to the relative short-term nature of these instruments.
     Effective January 1, 2008, the Company adopted the authoritative guidance for fair value measurements. This authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
     The Company’s financial assets measured at fair value on a recurring basis at December 31, 2009 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$60,663	$—	$—	$60,663
U.S. Treasury securities	1,515	—	—	1,515
U.S. government sponsored enterprise securities	—	29,318	—	29,318
Municipal debt obligations – auction rate securities	—	—	3,370	3,370
Auction rate securities rights	—	—	478	478

	$62,178	$29,318	$3,848	$95,344

     Level 3 assets held as of December 31, 2009 include municipal debt obligations with an auction rate reset mechanism issued by state municipalities. These ARS are AAA-rated debt instruments with long-term maturity dates ranging from 2034 to 2042 and interest rates that are reset at short-term intervals (every 28 days) through auctions. Due to conditions in the global credit markets, these securities, representing a par value of approximately $3.9 million at December 31, 2009, had insufficient demand resulting in multiple failed auctions since early 2008. As a result, these affected securities are currently not liquid.

     In October 2008, the Company received an offer of ARS Rights from UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”), and in November 2008, the Company accepted the ARS Rights offer. The ARS Rights permit the Company to require UBS to purchase the Company’s ARS at par value at any time during the period of June 30, 2010 through July 2, 2012. If the Company does not exercise its ARS Rights, the ARS will continue to accrue interest as determined by the auction process, or if the auction fails, by the terms of the ARS. If the ARS Rights are not exercised before July 2, 2012 they will expire and UBS will have no further obligation to buy the Company’s ARS. UBS has the discretion to purchase or sell the Company’s ARS at any time without prior notice so long as the Company receives a payment at par upon any sale or disposition. UBS has agreed to only exercise its discretion to purchase or sell the Company’s ARS for the purpose of restructurings, dispositions or other solutions that will provide the Company with par value for its ARS. As a condition to accepting the offer of ARS Rights, the Company released UBS from all claims except claims for consequential damages relating to its marketing and sales of ARS. The Company also agreed not to serve as a class representative or receive benefits under any class action settlement or investor fund.
     Typically the fair value of ARS approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS at the maximum contractual rates, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS and its ARS Rights as of December 31, 2009. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the ARS and ARS Rights.
     In 2008, the Company elected to measure the ARS Rights under the authoritative guidance for the fair value option for financial assets and financial liabilities. Reflecting management’s intent to exercise its ARS Rights during the period of June 30, 2010 through July 2, 2012, the Company transferred its ARS from investments available-for-sale to trading securities in 2008. Changes in the fair values of the Company’s ARS and ARS Rights are recognized as an increase or decrease in interest income. The ARS Rights will continue to be measured at fair value utilizing Level 3 inputs until the earlier of their maturity or exercise. The Company has classified the balance of its ARS and ARS Rights as short-term investments in the balance sheet as of December 31, 2009 reflecting management’s intent to exercise its ARS Rights within the next 12 months. As of December 31, 2008, the balance of the Company’s ARS and ARS Rights was classified as long-term investments.
     The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of December 31, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2009	2008
Auction Rate Securities and Rights:
Beginning balance	$4,250	$—
Transfers in	—	4,300
Recognition of auction rate securities rights	—	1,457
Redemptions at par	(450)	—
Net unrealized loss included in net loss	—	(1,507)
Net unrealized gain included in net income	48	—

Ending balance	$3,848	$4,250

Concentration of Credit Risk and Sources of Supply
     The Company invests its excess cash in highly liquid debt instruments of the U.S. Treasury, U.S. government sponsored enterprises, government municipalities, financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification of its cash investments and their maturities that are intended to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates and changes in the Company’s operations and financial position. To date, the Company has not experienced any material realized losses on its cash and cash equivalents and short-term investments.

     The Company sells its products to established wholesale distributors in the pharmaceutical industry. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is not required. Approximately 95% of the accounts receivable balance as of December 31, 2009 represents amounts due from three customers. The Company evaluates the collectibility of its accounts receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, the Company did not record an allowance for doubtful accounts at December 31, 2009.
     The Company currently relies on Norwich Pharmaceuticals, Inc., located in New York, as its third-party manufacturer of Zegerid® (omeprazole/sodium bicarbonate) Capsules. Additionally, the Company has amended its agreement with Patheon, Inc., a third-party manufacturer using a manufacturing facility located in Canada (“Patheon”), to provide that Patheon will also serve as a second commercial supplier of Zegerid Capsules, as well as the sole supplier for Zegerid (omeprazole/sodium bicarbonate) Powder for Oral Suspension. The Company is currently working to qualify Patheon as a supplier for Zegerid Capsules, which will ultimately require regulatory approval. The Company also currently relies on a single third-party supplier located outside of the U.S., Union Quimico Farmaceutica, S.A. (“Uquifa”), for the supply of omeprazole, which is an active pharmaceutical ingredient in each of its Zegerid products. The Company is obligated under its supply agreement with Uquifa to purchase all of its requirements of omeprazole from this supplier.
     For the Glumetza® (metformin hydrochloride extended release tablets) products, the Company’s relies on Depomed, Inc. (“Depomed”) to oversee product manufacturing and supply. In turn, Depomed relies on a single third-party manufacturer for each of the Glumetza products. For the Company’s budesonide MMX® and rifamycin SV MMX® product candidates, the Company relies on Cosmo Technologies Limited (“Cosmo”), an affiliate of Cosmo Pharmaceuticals S.p.A., to manufacture and supply all of the Company’s drug product requirements.
Inventories, Net
     Inventories are stated at the lower of cost (FIFO) or market and consist of finished goods and raw materials used in the manufacture of the Company’s Zegerid Capsules and Zegerid Powder for Oral Suspension products. Also included in inventories are product samples of Glumetza which the Company purchases from Depomed under its promotion agreement. The Company provides reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and on firm purchase commitments, compared to forecasts of future sales.
Property and Equipment
     Property and equipment are stated at cost less accumulated depreciation and are depreciated over the estimated useful lives of the assets (ranging from three to five years) using the straight-line method. Leasehold improvements are depreciated over the estimated useful life of the asset or the lease term, whichever is shorter.
Intangible Assets, Net
     Intangible assets acquired in a transaction other than a business combination are recorded at cost, less accumulated amortization. These costs are capitalized and amortized on a straight-line basis over the estimated periods benefited by the asset. The Company’s intangible assets consist of license rights associated with its promotion agreement with Depomed entered into in July 2008. The Company paid Depomed a $12.0 million upfront fee, which has been capitalized and is being amortized to license fee expense over the estimated useful life of the asset through mid-2016. Total amortization expense for 2009 and 2008 was $1.5 million and $750,000, respectively, and the total unamortized cost as of December 31, 2009 was approximately $9.8 million.
     The Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. There have been no indicators of impairment through December 31, 2009.
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
     The Company’s allowance for product returns was $12.8 million as of December 31, 2009 and $10.3 million as of December 31, 2008. In order to provide a basis for estimating future product returns on sales to its customers at the time title transfers, the Company has been tracking its Zegerid products return history by individual production batches from the time of its first commercial product launch of Zegerid Powder for Oral Suspension 20 mg in late 2004, taking into consideration product expiration dating and estimated inventory levels in the distribution channel. The Company recognizes product sales at the time title passes to its customers, and the Company provides for an estimate of future product returns at that time based upon these historical product returns trends, analysis of product expiration dating and inventory levels in the distribution channel, and the other factors discussed above. There may be a significant time lag between the date the Company determines the estimated allowance and when it receives the product return and issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods.

     The Company’s allowance for rebates, chargebacks and other discounts was $34.7 million as of December 31, 2009 and $29.3 million as of December 31, 2008. These allowances reflect an estimate of the Company’s liability for rebates due to managed care organizations under specific contracts, rebates due to various governmental organizations under Medicaid and Medicare contracts and regulations, chargebacks due to various organizations purchasing the Company’s products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. The Company estimates its liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, the Company evaluates its outstanding contracts and applies the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, the Company projects the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicaid, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by the Company and/or its competitors and the other qualitative and quantitative factors described above. Based on the Company’s assessment of the overall cost associated with continued participation, the Company elected to terminate its existing Medicaid drug rebate agreements, effective as of October 2009. There may be a significant time lag between the date the Company determines the estimated allowance and when the Company makes the contractual payment or issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods. To date, actual results have not materially differed from the Company’s estimates.
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
Research and Development Expenses and License Fees
     Research and development expenses have consisted primarily of costs associated with clinical studies of the Company’s products under development as well as clinical studies designed to further differentiate its products from those of its competitors, development of and preparation for commercial manufacturing of the Company’s products, compensation and other expenses related to research and development personnel and facilities expenses. Clinical study costs include fees paid to clinical research organizations, research institutions, collaborative partners and other service providers, which conduct certain research and development activities on behalf of the Company.
     Research and development expenditures are charged to expense as incurred. Expenses related to clinical studies are generally accrued based on contracted amounts applied to the level of patient enrollment and activity according to the protocol. If timelines or contracts are modified based on changes in the clinical study protocol or scope of work to be performed, the Company modifies its estimates accordingly on a prospective basis.
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
Shipping and Handling Costs
     The Company generally does not charge its customers for freight. The amounts of such costs are included in selling, general and administrative expenses and are not material.
Advertising Expense
     The Company records the cost of its advertising efforts when services are performed or goods are delivered. The Company recorded approximately $2.6 million, $3.5 million and $5.8 million in advertising expense for the years ended December 31, 2009, 2008 and 2007, respectively.
Stock-Based Compensation
     The Company estimates the fair value of stock options and employee stock purchase plan rights granted using the Black-Scholes valuation model. The Company amortizes the fair value of options granted on a straight-line basis over the requisite service period of the awards, which is generally the vesting period of one to four years. Pre-vesting forfeitures were estimated to be approximately 0% for 2009, 2008 and 2007 as the majority of options granted contain monthly vesting terms. For the years ended December 31, 2009, 2008 and 2007, the Company recognized approximately $4.6 million, $4.2 million and $11.8 million, respectively, of total stock-based compensation.
     In 2008, certain stock options were granted to employees at or above the vice president level that vest upon the attainment of specific financial performance targets. The measurement date of stock options containing performance-based vesting is the date the stock option grant is authorized and the specific performance goals are communicated. Compensation expense is recognized based on the probability that the performance criteria will be met. The recognition of compensation expense associated with performance-based vesting requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. The continued assessment of probability may result in additional expense recognition or expense reversal depending on the level of achievement of the performance goals. In 2009, stock-based compensation expense included approximately $355,000 related to stock options containing performance-based vesting.
     The fair value of each option is estimated on the date of grant using the Black-Scholes valuation model. The following assumptions were used during these periods:

	Years Ended December 31,
	2009	2008	2007
Stock Options:
Risk-free interest rate	1.6% – 3.1%	1.5% – 3.4%	3.6% – 4.9%
Expected volatility	68% – 72%	64% – 68%	60%
Expected life of options (years)	5.27 – 6.08	5.27 – 6.58	5.27 – 6.08
Expected dividend yield	—	—	—

Employee Stock Purchase Plan:
Risk-free interest rate	0.1% – 0.3%	0.1% – 2.0%	3.3% – 5.0%
Expected volatility	71% – 72%	64% – 68%	60%
Expected life of options (years)	0.50	0.50	0.50 – 2.00
Expected dividend yield	—	—	—

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
     Expected Life of Options. In determining the expected life of the options, the Company uses the “simplified” method. Under this method, the expected life is presumed to be the mid-point between the vesting date and the end of the contractual term. The Company will continue to use the “simplified” method until it has sufficient historical exercise data to estimate the expected life of the options.
     Expected Dividend Yield. The Company has never paid any dividends and does not intend to in the near future.
     The weighted average per share fair value of stock options granted in the years ended December 31, 2009, 2008 and 2007 was $0.80, $1.41 and $2.91, respectively. The weighted average per share fair value of employee stock purchase plan rights granted in the years ended December 31, 2009, 2008 and 2007 was $0.98, $0.78 and $1.70, respectively. As of December 31, 2009, total unrecognized compensation cost related to stock options and employee stock purchase plan rights was approximately $4.9 million, and the weighted average period over which it is expected to be recognized is 1.9 years.
Comprehensive Income (Loss)
     Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss), specifically unrealized gains and losses on securities available-for-sale. Comprehensive income (loss) consists of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007
Net income (loss)	$32,115	$(18,517)	$(44,265)
Unrealized gain (loss) on investments	(3)	2	—

Comprehensive income (loss)	$32,112	$(18,515)	$(44,265)

Net Income (Loss) Per Share
     Basic income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, preferred stock, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted income (loss) per share when their effect is dilutive. Potentially dilutive securities totaling 9.9 million shares, 11.8 million shares and 8.8 million shares for 2009, 2008 and 2007, respectively, were excluded from the calculation of diluted income (loss) per share because of their anti-dilutive effect.

	Years Ended December 31,
	2009	2008	2007
Numerator:
Net income (loss) (in thousands)	$32,115	$(18,517)	$(44,265)

Denominator:
Weighted average common shares outstanding	57,994,506	51,836,524	51,064,953
Weighted average unvested common shares subject to repurchase	—	(1,042)	(4,303)

Denominator for basic net income (loss) per share	57,994,506	51,835,482	51,060,650

Net effect of dilutive common stock equivalents	1,679,360	—	—

Denominator for diluted net income (loss) per share	59,673,866	51,835,482	51,060,650

Net income (loss) per share
Basic	$0.55	$(0.36)	$(0.87)

Diluted	$0.54	$(0.36)	$(0.87)

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
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for business combinations which changes the requirements for an acquirer’s recognition and measurement of the assets acquired and liabilities assumed in a business combination, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under this guidance changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This guidance is effective for the Company with respect to business combination transactions for which the acquisition date is after December 31, 2008. The adoption of the guidance did not have a material impact on the Company’s financial statements.

     In December 2007, the FASB issued authoritative guidance for noncontrolling interests in consolidated financial statements which requires that noncontrolling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. This guidance is effective for fiscal years beginning after December 31, 2008, and shall be applied prospectively. However, the presentation and disclosure requirements of this guidance are required to be applied retrospectively for all periods presented. The retrospective presentation and disclosure requirements of this guidance will be applied to any prior periods presented in financial statements for the fiscal year ending December 31, 2009, and later periods during which we have a consolidated subsidiary with a noncontrolling interest. As of December 31, 2009, the Company does not have any consolidated subsidiaries in which there is a noncontrolling interest.
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
2. Balance Sheet Details
     Inventories, net consist of the following (in thousands):

	December 31,
	2009	2008
Raw materials	$1,071	$977
Finished goods	4,269	4,561

	5,340	5,538
Allowance for excess and obsolete inventory	(4)	(308)

	$5,336	$5,230

     Property and equipment, net consist of the following (in thousands):

	December 31,
	2009	2008
Computer equipment and software	$1,344	$1,258
Office equipment and furniture	1,219	1,154
Leasehold improvements	468	446

	3,031	2,858
Less: accumulated depreciation and amortization	(2,156)	(1,870)

	$875	$988

     For the years ended December 31, 2009, 2008 and 2007, depreciation expense was approximately $387,000, $374,000 and $314,000, respectively.

     Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2009	2008
Accounts payable	$8,782	$6,102
Accrued compensation and benefits	7,525	6,862
Accrued rebates	31,268	26,034
Accrued license fees and royalties	1,831	4,038
Accrued contract sales organization expenses	1,573	1,774
Accrued research and development expenses	3,421	4,126
Income taxes payable	1,267	483
Other accrued liabilities	3,009	3,690

	$58,676	$53,109

3. License Agreements
University of Missouri
     In January 2001, the Company entered into a technology license agreement with the University of Missouri. Under the technology license agreement, the University of Missouri granted the Company an exclusive, worldwide license to patents and pending patent applications relating to specific formulations of PPIs with antacids and other buffering agents and methods of using these formulations. Pursuant to the terms of the license agreement, the Company issued to the University of Missouri 164,284 shares of the Company’s common stock and paid an upfront licensing fee of $1.0 million, a one-time $1.0 million milestone fee following the filing of the Company’s first new drug application (“NDA”) in 2003 and a one-time $5.0 million milestone fee following the FDA’s approval of Zegerid Powder for Oral Suspension 20 mg in 2004. The Company is required to make additional milestone payments to the University of Missouri upon initial commercial sale in specified territories outside the U.S., which may total up to $3.5 million in the aggregate. The Company is also required to make milestone payments based on first-time achievement of significant sales thresholds, up to a maximum of $86.3 million, the first of which was a one-time $2.5 million milestone payment accrued in 2008 and paid in 2009. This one-time $2.5 million milestone payment was based upon initial achievement of $100.0 million in annual calendar year net product sales of immediate-release omeprazole products, which included sales by the Company and Glaxo Group Limited, an affiliate of GlaxoSmithKline plc (“GSK”) in 2008. The Company is also obligated to pay royalties on net sales of the Company’s products and any products commercialized by GSK, Schering-Plough HealthCare Products, Inc. (“Schering-Plough”), a subsidiary of Merck & Co., Inc., and Norgine B.V. (“Norgine”) under the Company’s existing license and distribution agreements. The license agreement with the University of Missouri is valid through the last to expire patent issued pursuant to the license agreement, or in countries in which there are no pending patent applications or existing patents, terminates on a country-by-country basis on the fifteenth anniversary of the Company’s first commercial sale in such country. The rights under the University of Missouri license are subject to early termination under specified circumstances.
Schering-Plough HealthCare Products, Inc.
     In October 2006, the Company entered into a license agreement with Schering-Plough pursuant to which the Company granted Schering-Plough rights to develop, manufacture, market and sell Zegerid OTC™ products in the lower dosage strength of 20 mg in the U.S. and Canada. Schering-Plough is required to use active, sustained and diligent efforts to conduct and complete in a timely manner all activities required to develop licensed products, receive marketing approval for licensed products and market, sell and generate and meet market demand for licensed products in the licensed territories. Schering-Plough’s diligence requirements include minimum marketing spending commitments and the utilization of the Zegerid name in any over-the-counter (“OTC”) product marks, as more specifically described in the license agreement.

     In November 2006, the Company received a nonrefundable $15.0 million upfront license fee from Schering-Plough. The $15.0 million upfront payment was amortized to revenue on a straight-line basis over a 37-month period through the end of 2009 which represented the period over which the Company had significant responsibilities under the agreement. In August 2007, the Company received a $5.0 million milestone payment relating to progress on clinical product development strategy. In June 2008, the Company received a $2.5 million regulatory milestone relating to FDA acceptance for filing of the NDA submitted by Schering-Plough for Zegerid OTC (omeprazole 20 mg/sodium bicarbonate 1100 mg capsules). In December 2009, the Company received a $20.0 million milestone payment following the approval of the NDA submitted by Schering-Plough for Zegerid OTC. The Company recognized the $5.0 million milestone payment, the $2.5 million milestone payment and the $20.0 million milestone payment as revenue in 2007, 2008 and 2009, respectively, due to the substantive nature of the milestones achieved and since the Company has no ongoing obligations associated with these milestones. The Company may receive up to an additional $37.5 million in milestone payments upon the achievement of specified sales milestones. The Company will also receive low double-digit royalties, subject to adjustment in certain circumstances, on net sales of any OTC products sold by Schering-Plough under the license agreement. In turn, the Company will be obligated to pay royalties to the University of Missouri based on net sales of any OTC products sold by Schering-Plough.
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
     Under the license agreement, GSK is responsible for the development, manufacture and commercialization of prescription and OTC immediate-release omeprazole products for sale in up to 114 countries within Africa, Asia, the Middle-East and Central and South America. Under the distribution agreement, GSK began distributing, marketing and selling Zegerid brand prescription products in Puerto Rico and the U.S. Virgin Islands in February 2008. During an initial period following the execution of the distribution agreement through May 2009, the Company was obligated to supply Zegerid products to GSK for sale in Puerto Rico and the U.S. Virgin Islands, and GSK paid a specified transfer price covering the Company’s fully burdened costs. GSK bears all costs for its activities under the license and distribution agreements.
     Under the license agreement, in December 2007, the Company received an $11.5 million upfront fee, and the Company receives tiered royalties, subject to reduction in certain circumstances, on net sales of any products sold under the license and distribution agreements. In turn, the Company is obligated to pay royalties to the University of Missouri based on net sales of any licensed products sold by GSK. GSK has an option to make a buy-out payment in 2027, the 20th anniversary of the license agreement, after which time, GSK’s royalty obligations generally would end. To support GSK’s initial launch costs, the Company agreed to waive the first $2.5 million of aggregate royalties payable under the license and distribution agreements. Of the total $11.5 million upfront payment, the $2.5 million in waived royalty obligations was recorded as deferred revenue and will be recognized as revenue when the royalties are earned. The remaining $9.0 million was also recorded as deferred revenue and was amortized to revenue on a straight-line basis over an 18-month period through May 2009, which represented the period the Company was obligated to supply Zegerid products to GSK for sale in Puerto Rico and the U.S. Virgin Islands under the distribution agreement.
     The term of the license agreement continues so long as GSK is obligated to pay royalties, and the term of the distribution agreement continues as long as GSK sells the products, unless the agreements are terminated earlier by either GSK or the Company under specified circumstances. GSK may terminate the license agreement or the distribution agreement on six months prior written notice at any time. The Company may terminate the license agreement on a country-by-country basis in the event that GSK fails to satisfy certain diligence obligations. In addition, either party may terminate the license agreement or the distribution agreement in the event of the other party’s uncured material breach or bankruptcy or insolvency. In addition, either party may terminate the distribution agreement if the distribution products are withdrawn from the U.S. market or if a generic competitor to the products is launched in Puerto Rico and/or the U.S. Virgin Islands.

Norgine B.V.
     In October 2009, the Company entered into a license agreement with Norgine granting Norgine certain exclusive rights to develop, manufacture and commercialize prescription immediate-release omeprazole products in specified markets in Western, Central and Eastern Europe and in Israel. Under the license agreement, the Company received a nonrefundable upfront payment of $2.5 million in October 2009. The $2.5 million upfront payment is being amortized to revenue on a straight-line basis over a three-month period through early January 2010 which represents the period over which the Company has significant responsibilities under the agreement. The Company will also be entitled to receive up to an additional $10.0 million in milestone payments upon the achievement of certain regulatory events, subject to reductions based on Norgine’s actual out-of-pocket costs directly related to its clinical, regulatory and reimbursement efforts for a “major” country as defined under the license agreement. Norgine will also pay the Company tiered royalties ranging from the mid- to high-teens, subject to reduction in certain limited circumstances, on net sales of any products sold under the license agreement. In turn, the Company will be obligated to pay royalties to the University of Missouri based on net sales of any licensed products sold by Norgine. The Norgine agreement may be terminated by either party in the event of the other party’s uncured material breach or bankruptcy or insolvency. In addition, Norgine may terminate the license agreement on 12 months’ prior written notice to the Company at any time.
Cosmo Technologies Limited
     In December 2008, the Company entered into a strategic collaboration with Cosmo including a license agreement, stock issuance agreement and registration rights agreement, under which the Company was granted exclusive rights to develop and commercialize the budesonide MMX and rifamycin SV MMX product candidates in the U.S. As upfront consideration, the Company issued 6,000,000 shares of its common stock and made a cash payment of $2.5 million to Cosmo. The Company may also pay Cosmo up to a total of $9.0 million in clinical and regulatory milestones for the initial indications for the licensed products, up to $6.0 million in clinical and regulatory milestones for a second indication for rifamycin SV MMX and up to $57.5 million in commercial milestones. The clinical milestones include an obligation to pay Cosmo $3.0 million upon achievement of both of the primary endpoints in the EU and U.S. phase III studies for budesonide MMX with statistical significance and demonstrated adequate safety. The milestones may be paid in cash or through issuance of additional shares of the Company’s common stock, at Cosmo’s option, subject to certain limitations.
     The Company will pay tiered royalties to Cosmo ranging from 12% to 14% on net sales of each licensed product the Company sells. The royalties are subject to reduction in certain circumstances, including in the event of market launch in the U.S. of a generic version of a licensed product. The Company is responsible for one-half of the total out-of-pocket costs associated with the two ongoing budesonide MMX multicenter phase III clinical studies, for all of the out-of-pocket costs for the first planned rifamycin SV MMX phase III U.S. registration study and for one-half of the out-of-pocket costs for the second phase III U.S. registration study. In the event that additional clinical work is required to obtain U.S. regulatory approval for either of the licensed products, the parties will agree on cost sharing. Cosmo is responsible for any additional pre-clinical costs for rifamycin SV MMX and for any product development and scale-up costs for either of the licensed products.
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
     The term of the license agreement will continue until 50 years following the expiration of the patent rights. The Company may withdraw from the license agreement for one or both licensed products upon 60 days prior written notice to Cosmo in the event that either such product fails to achieve the primary endpoints in the applicable phase III clinical studies within five years following the date of the license agreement or the clinical studies with respect to such product are not sufficient to obtain U.S. regulatory approval within five years following the date of the license agreement. In addition, either party may terminate the license agreement in the event of the other party’s uncured material breach.

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
     Under the terms of the registration rights agreement, as amended, the Company filed a resale registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to register the resale of the initial 6,000,000 shares issued to Cosmo under the stock issuance agreement, which registration statement was declared effective in April 2009. The Company is obligated to file additional registration statements for any additional shares issued to Cosmo under the stock issuance agreement and to use best efforts to have any such registration statements declared effective by the SEC.
4. Promotion Agreement with Depomed, Inc.
     In July 2008, the Company entered into a promotion agreement with Depomed granting the Company exclusive rights to promote Depomed’s Glumetza products in the U.S., including its territories and possessions and Puerto Rico (collectively, the “Territory”). Glumetza is a once-daily, extended-release formulation of metformin that incorporates patented drug delivery technology and is indicated as an adjunct to diet and exercise to improve glycemic control in adult patients with type 2 diabetes.
     Under the promotion agreement, the Company is required to meet certain minimum promotion obligations during the term of the agreement. On an annual basis, the Company is required to make “sales force expenditures” at least equal to an agreed-upon percentage of the prior year’s net sales, where sales force expenditures for purposes of the promotion agreement are sales calls with specified assigned values (indexed to inflation in future years) depending on the relative position of the call and number of other products promoted by the sales representatives promoting Glumetza products. In addition, during the term of the agreement, the Company is required to make certain minimum marketing, advertising, medical affairs and other commercial support expenditures.
     Under the terms of the promotion agreement, the Company paid Depomed a $12.0 million upfront fee, and based on the achievement of specified levels of annual Glumetza net product sales, the Company may pay Depomed one-time sales milestones, totaling up to $16.0 million in aggregate, the first of which milestones is in the amount of $3.0 million and is payable if annual Glumetza net product sales exceed $50.0 million. The $12.0 million upfront fee has been capitalized and included in intangible assets and is being amortized to license fee expense over the estimated useful life of the asset on a straight-line basis through mid-2016. Total amortization expense for 2009 and 2008 was

$1.5 million and $750,000, respectively. Depomed records revenue from the sales of Glumetza products and pays the Company a fee of 80% (through September 30, 2010) and 75% (for all periods thereafter) of the gross margin earned from all net sales of Glumetza products in the Territory, with gross margin defined as net sales less cost of goods including product-related fees paid by Depomed to Biovail Laboratories International SRL. Depomed is responsible for overseeing product manufacturing and supply. The Company is responsible for all costs associated with its sales force and for all other sales and marketing-related expenses associated with its promotion of Glumetza products. This included an initial commitment of $5.0 million in promotional costs from signing through March 31, 2009. A joint commercialization committee has been formed to oversee and guide the strategic direction of the Glumetza alliance.
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
5. Long-Term Debt
     On July 11, 2008, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Comerica Bank (“Comerica”). The Amended Loan Agreement amends and restates the terms of the original Loan and Security Agreement entered into between the Company and Comerica in July 2006. In December 2008, the Company drew down $10.0 million under the Amended Loan Agreement. The credit facility under the Amended Loan Agreement consists of a revolving line of credit, pursuant to which the Company may request advances in an aggregate outstanding amount not to exceed $25.0 million. Under the Amended Loan Agreement, the revolving loan bears interest, as selected by the Company, at either the variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” plus 0.50% or the LIBOR rate (as computed in the Amended and Restated LIBOR Addendum to the Amended Loan Agreement) plus 3.00%. The Company has selected the “prime rate” plus 0.50% interest rate option, which as of December 31, 2009 was 3.75%. Interest payments on advances made under the Amended Loan Agreement are due and payable in arrears on the first calendar day of each month during the term of the Amended Loan Agreement. Amounts borrowed under the Amended Loan Agreement may be repaid and re-borrowed at any time prior to July 11, 2011. There is a non-refundable unused commitment fee equal to 0.50% per annum on the difference between the amount of the revolving line and the average daily balance outstanding thereunder during the term of the Amended Loan Agreement, payable quarterly in arrears. The Amended Loan Agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the Amended Loan Agreement.
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

6. Commitments and Contingencies
Leases
     The Company leases its primary office facility and certain equipment under various operating leases. In December 2007, the Company entered into a sublease agreement for the Company’s primary office facility. The sublease expires on February 27, 2013. The sublease provides for annual base rent payable in monthly installments and subject to 3.5% annual increases on April 1 of each calendar year throughout the term. The Company is also required to pay its pro rata share of any building and project operating costs that may exceed those operating costs incurred during the 2008 calendar year. The Company received an allowance of approximately $559,000 to cover the cost of the Company’s tenant improvements, which was provided in the form of an offset against the monthly installments of basic rent initially payable under the sublease. The cumulative rent to be paid under the sublease, net of the tenant allowance of approximately $559,000, is being amortized on a straight-line basis over the term of the sublease. In conjunction with the sublease, in January 2008, the Company established a letter of credit in the amount of $150,000 naming the sublessor as beneficiary. The amount of the letter of credit automatically increased to $400,000 on January 15, 2008. As long as the Company is not in default of any of the material terms of the sublease, the amount of the letter of credit will be reduced to $300,000 on October 1, 2010 and $200,000 on February 28, 2012.
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
     At December 31, 2009, estimated annual future minimum payments under the Company’s operating leases are as follows (in thousands):

2010	$1,970
2011	1,521
2012	1,147
2013	80
2014	—
Thereafter	—

Total minimum lease payments	$4,718

     Rent expense on facilities and equipment was approximately $2.2 million, $2.6 million and $2.5 million for 2009, 2008 and 2007, respectively.
Other Long-Term Commitments
     The Company has entered into other long-term commitments for services requiring the Company to make payments of approximately $1.1 million, $1.2 million and $1.2 million in 2010, 2011 and 2012, respectively.
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
     In consideration for inVentiv’s services under the agreement, the Company pays to inVentiv a monthly fee, subject to adjustment based on actual staffing levels. In addition, under the agreement, the Company is obligated to reimburse inVentiv for approved pass-through costs, which primarily include bonus, meeting and travel costs, as well as other promotional costs.

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
Legal Proceedings
     In 2007, the Company filed lawsuits in the United States District Court for the District of Delaware against Par for infringement of several of the patents listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”) for Zegerid Capsules and Zegerid Powder for Oral Suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772). The University of Missouri, licensor of the patents, is a co-plaintiff in the litigation, and both lawsuits have been consolidated for all purposes. The lawsuits are in response to abbreviated new drug applications (“ANDA”s) filed by Par with the FDA regarding Par’s intent to market generic versions of Zegerid Capsules and Zegerid Powder for Oral Suspension prior to the July 2016 expiration of the asserted patents.
     A bench trial for the consolidated lawsuit was held in July 2009. During the trial, the court ruled in favor of Santarus and the University of Missouri on the issue of infringement. Post-trial briefs were submitted in August 2009, and the court has not yet ruled on Par’s defenses of invalidity and inequitable conduct.
     The Company and the University of Missouri filed each of the original lawsuits against Par within the time period necessary to automatically stay, or bar, the FDA from approving Par’s ANDAs for 30 months or until a district court decision that is adverse to the patents, whichever may occur earlier. The 30-month stay applicable to Zegerid Capsules expired on or about February 3, 2010, and the 30-month stay applicable to Zegerid Powder for Oral Suspension expires in May/June 2010.
     In light of the expiration of the 30-month stay for Zegerid Capsules, the Company requested in January 2010 that the court enjoin Par from launching its product until the court issues its ruling. The court subsequently requested that the Company and Par attempt to negotiate the terms of the injunction and report back to the court on the parties’ progress. Those discussions are ongoing.
     Although the Company intends to vigorously defend and enforce its patent rights, the Company is not able to predict the timing or outcome of the injunction proceedings or the overall litigation. Any adverse outcome in this litigation could result in one or more generic versions of Zegerid Capsules and/or Zegerid Powder for Oral Suspension being launched before the expiration of the listed patents in July 2016, which could adversely affect the Company’s ability to successfully execute its business strategy to increase sales of Zegerid Capsules and Zegerid Powder for Oral Suspension and would negatively impact the Company’s financial condition and results of operations, including causing a significant decrease in its revenues and cash flows. An adverse outcome may also impact the patent protection for the products being commercialized pursuant to the Company’s strategic alliances with GSK, Schering-Plough and Norgine, which in turn may impact the amount of, or the Company’s ability to receive, milestone payments and royalties under its agreements with these strategic partners.
     Following any decision from the lower court, the losing party may choose to exercise its right to appeal, which could result in a change of the lower court’s decision as well as additional time and expense. Regardless of how the litigation is ultimately resolved, the litigation has been and may continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on the Company.
     In December 2007, the University of Missouri filed an Application for Reissue of U.S. Patent No. 5,840,737 (the “‘737 patent”) with the U.S. Patent and Trademark Office (“PTO”). The ‘737 patent is one of six issued patents listed in the Orange Book for Zegerid Powder for Oral Suspension. The ‘737 patent is not one of the four patents listed in the Orange Book for Zegerid Capsules. It is not feasible to predict the impact that the reissue proceeding may have on the scope and validity of the ‘737 patent claims. If the claims of the ‘737 patent ultimately are narrowed substantially or invalidated by the PTO, the extent of the patent coverage afforded to the Company’s Zegerid family of products could be impaired, which could potentially harm the Company and its operating results.

     In October 2009, the Company became aware of two lawsuits filed by individual plaintiffs in Ohio state court relating to Fleet and claiming injuries purportedly caused by Fleet’s Phospho-soda, sodium phosphate oral solution product. The complaints name Fleet, Santarus, the Cleveland Clinic Foundation, the Research Foundation of the American Society of Colon and Rectal Surgeons, the Society of American Gastrointestinal and Endoscopic Surgeons and several other individuals as defendants. The complaints allege, among other things, that the defendants fraudulently concealed, misrepresented and suppressed material medical and scientific information about Fleet’s Phospho-soda product. The plaintiffs are seeking compensatory damages, exemplary damages, damages for loss of consortium, damages under the Ohio Consumer Protection Act, and attorneys’ fees and expenses. The Company co-promoted Fleet’s Phospho-soda EZ-Prep Bowel Cleansing System, a different sodium phosphate oral solution product manufactured by Fleet, under a co-promotion agreement, which the Company and Fleet entered into in August 2007 and which expired in October 2008. In November 2009, the Company filed notices to remove the lawsuits to the United States District Court for the Northern District of Ohio, and plaintiffs filed motions to remand the actions back to Ohio state court. The Company expects soon to be filing motions requesting that the Company be dismissed from these lawsuits.
     Under the terms of the co-promotion agreement, the Company has requested that Fleet indemnify the Company in connection with these matters. In addition, the Company has tendered notice of these matters to its insurance carriers pursuant to the terms of its insurance policies. Due to the uncertainty of the ultimate outcome of these matters and the Company’s ability to maintain indemnification and/or insurance coverage, the Company cannot predict the effect, if any, this matter will have on its business. Regardless of how this litigation is ultimately resolved, this matter may be costly, time-consuming and distracting to management, which could have a material adverse effect on the Company.
     In November 2009, Depomed filed a lawsuit in the United States District Court for the Northern District of California against Lupin Limited and its wholly-owned subsidiary, Lupin Pharmaceutical, Inc., collectively (“Lupin”), for infringement of the patents listed in the Orange Book for Glumetza. The lawsuit is in response to an ANDA filed by Lupin with the FDA regarding Lupin’s intent to market generic versions of 500 mg and 1000 mg dosage strengths of Glumetza prior to the expiration of the listed patents. Depomed commenced the lawsuit within the 45 days required to automatically stay, or bar, the FDA from approving Lupin’s ANDA for 30 months or until a district court decision that is adverse to the patents, whichever may occur earlier. Lupin has filed an answer in the case, primarily asserting non-infringement and invalidity. Lupin has also filed counterclaims seeking a declaration in its favor on those issues.
     Under the terms of the Company’s promotion agreement with Depomed, Depomed is responsible for managing and paying for this litigation, subject to certain consent rights the Company holds related to any potential settlements or other similar types of dispositions. Although Depomed has indicated that it intends to vigorously defend and enforce its patent rights, the Company is not able to predict the timing or outcome of the litigation.
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

     On November 26, 2008, the Company filed a universal shelf registration statement on Form S-3 covering equity or debt securities with the SEC which was declared effective in December 2008. The universal shelf registration statement replaced our previous universal shelf registration statement that expired in December 2008. The universal shelf registration statement may permit us, from time to time, to offer and sell up to approximately $75.0 million of equity or debt securities. As of December 31, 2009, the Company has not issued securities under the universal shelf registration statement.
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
Warrants
     In 2002 and 2003, the Company issued warrants to purchase an aggregate of 1,284 shares of its common stock in connection with certain consulting services. These warrants were fully exercised in 2009 with exercise prices ranging from $1.05 to $2.10 per share. In February 2006, in connection with the CEFF with Kingsbridge, the Company issued a warrant to Kingsbridge to purchase 365,000 shares of the Company’s common stock at a price of $8.2836 per share. The warrant is fully exercisable beginning after the six month anniversary of the agreement for a period of five years thereafter.
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
     In January 2004, the Company adopted the 2004 Equity Incentive Award Plan (the “2004 Plan”). The 2004 Plan was approved by the Company’s stockholders in February 2004, became effective with the Company’s initial public offering in April 2004 and was subsequently amended and restated in July 2004. As of December 31, 2009, the Company was authorized to issue options to purchase 15,735,429 shares of its common stock under the 2004 Plan and had 2,527,366 shares available for future issuance. In addition, the 2004 Plan contains an “evergreen provision” that allows for an annual increase in the number of shares available for issuance on the first day of the fiscal year, equal to the lesser of 5% of the outstanding capital stock on each January 1, 2,500,000 shares, or an amount determined by the Company’s board of directors. Effective January 1, 2010, the number of shares available for issuance was increased by 2,500,000 shares through the “evergreen provision.” The number of shares of common stock available for issuance will be further increased by any options that are repurchased, forfeited, cancelled or expire under the 1998 Plan.

     Options generally vest over periods ranging from one to four years and expire ten years from the date of grant. In 2008, certain stock options were granted to employees at or above the vice president level that vest upon the attainment of specific financial performance targets. Certain options are immediately exercisable, and unvested common shares obtained upon early exercise of options are subject to repurchase by the Company at the original issue price. As of December 31, 2009, there were no unvested common shares outstanding subject to repurchase by the Company.
     A summary of stock option activity is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value (in
Options	Shares	Price	Term (years)	thousands)
Outstanding at January 1, 2009	11,915,568	$4.82
Granted	3,078,370	1.30
Exercised	(162,767)	1.59
Forfeited	(99,153)	2.01
Expired	(204,604)	7.14

Outstanding at December 31, 2009	14,527,414	$4.09	7.04	$23,294

Exercisable at December 31, 2009	10,193,799	$4.93	6.38	$11,837

     The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2009 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices that were lower than the $4.62 closing price of the Company’s common stock on December 31, 2009. The total intrinsic value of options exercised in 2009, 2008 and 2007 was approximately $230,000, $93,000 and $228,000, respectively, determined as of the date of exercise. The Company received approximately $258,000, $77,000 and $276,000 in cash from options exercised in 2009, 2008 and 2007, respectively.
Employee Stock Purchase Plan
     In April 2004, the Company implemented the employee stock purchase plan, which was approved by the Company’s stockholders in February 2004 and subsequently amended and restated in July 2004 and November 2007. Under the Amended and Restated Employee Stock Purchase Plan (the “ESPP”), employees may contribute up to 20%, subject to certain maximums, of their cash earnings through payroll deductions, to be used to purchase shares of the Company’s common stock on each semi-annual purchase date. The purchase price will be equal to 85% of the market value per share on the employee’s entry date into the offering period, or if lower, 85% of the fair market value on the specified purchase date. The Company initially reserved 400,000 shares of common stock for issuance under the ESPP. In addition, the ESPP contains an “evergreen provision” that allows for an annual increase in the number of shares available for issuance on the first day of the fiscal year, equal to the lesser of 1% of the outstanding capital stock on each January 1, 500,000 shares, or an amount determined by the Company’s board of directors. As of December 31, 2009, the Company had issued 2,472,078 shares of common stock under the ESPP and had 235,876 shares available for future issuance. Effective January 1, 2010, the number of shares available for issuance was increased by 500,000 shares through the “evergreen provision.”

Shares Reserved for Future Issuance
     Common stock reserved for future issuance as of December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
Stock options issued and outstanding	14,527,414	11,915,568
Authorized for future issuance under equity compensation plans	2,763,242	2,919,148
Stock warrants outstanding	365,000	366,284

	17,655,656	15,201,000

8. 401(k) Plan
     The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. Effective in January 2007 and through December 2009, the Company matched 25% of employee contributions up to 6% of eligible compensation, with cliff vesting over five years from the date of hire. Employer contributions were approximately $485,000 in 2009, $416,000 in 2008 and $376,000 in 2007. Effective in January 2010, the Company increased the employer match to 50% of employee contributions up to 6% of eligible compensation.
9. Income Taxes
     The Company provides for income taxes under the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the financial statements. The Company provides a valuation allowance for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit or if future deductibility is uncertain.
     On January 1, 2007, the Company adopted the authoritative guidance relating to accounting for uncertainty in income taxes. This guidance clarifies the recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained.
     The Company’s practice is to recognize interest and/or penalties related to uncertain income tax positions in income tax expense. The Company had no interest and/or penalties accrued on the Company’s balance sheets at December 31, 2009 and 2008, and has not recognized any interest and/or penalties in the statement of operations for the years ended December 31, 2009, 2008 and 2007.
     The following is a reconciliation of the Company’s unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2009	2008	2007
Unrecognized tax benefits – January 1	$1,728	$—	$—
Gross decreases related to prior year tax positions	(35)	—	—
Gross increases related to current year tax positions	110	1,728	—
Settlements	—	—	—
Lapse of statute of limitations	—	—	—

Unrecognized tax benefits – December 31	$1,803	$1,728	$—

     The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 1997 and forward are subject to examination by the United States, California and other state tax authorities.

     Pursuant to Sections 382 and 383 of the Internal Revenue Code (“IRC”), annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three year period. The Company determined that no ownership change had occurred through December 31, 2009 as defined in the provision of Section 382 of the IRC. Since no ownership change has yet occurred, there is no limitation with regards to the usage of net operating loss and research and development credit carryforwards as of December 31, 2009.
     The Company had total income tax expense of approximately $1.8 million for 2009 and $534,000 for 2008 which was comprised of Federal and state tax liabilities. There was no income tax expense in 2007. The Company was subject to the Federal Alternative Minimum Tax totaling approximately $817,000 for 2009 and $302,000 for 2008. The Company generated tax liabilities in the state of California in 2009 and 2008 due to the suspension of the use of net operating loss carryforwards for the 2009 and 2008 tax years.
     At December 31, 2009, the Company had Federal and state income tax net operating loss carryforwards of approximately $161.1 million and $142.8 million, respectively. The Federal and California net operating loss carryforwards will begin to expire in 2024 and 2014, respectively, unless previously utilized. Approximately $2.1 million of California net operating loss carryforwards have expired through 2009. At December 31, 2009, the Company had Federal and California research and development credit carryforwards of approximately $2.5 million and $35,000, respectively. The Federal research and development credit carryforwards will begin to expire in 2018 unless previously utilized. The California research and development credits carry forward indefinitely. At December 31, 2009, the Company also had Federal Alternative Minimum Tax credits of approximately $1.0 million, which will carry forward indefinitely.
     Significant components of the Company’s deferred tax assets as of December 31, 2009 and 2008 are listed below (in thousands). A valuation allowance of $97.3 million and $110.5 million at December 31, 2009 and 2008, respectively, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain.

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$62,298	$77,052
Research and development credits	2,534	3,510
Capitalized research and development	108	162
Depreciation and amortization	5,260	5,285
Accrued rebates	11,919	9,842
Deferred revenue	1,458	4,101
Allowance for product returns	4,897	3,876
Other	8,801	6,662

Total deferred tax assets	97,275	110,490
Valuation allowance	(97,275)	(110,490)

Net deferred tax assets	$—	$—

     A reconciliation of the statutory income tax rate to the Company’s effective tax is as follows:

	Years Ended December 31,
	2009	2008	2007
Federal income taxes	34.0%	34.0%	34.0%
State income tax, net of Federal benefit	4.1%	3.8%	3.8%
Tax effect on non-deductible expenses	4.3%	(8.9)%	(10.7)%
Removal of net operating losses and R&D credits	—%	—%	(198.3)%
Change in valuation allowance	(39.0)%	(23.4)%	172.4%
Other	1.8%	(8.5)%	(1.2)%

	5.2%	(3.0)%	0.0%

10. Quarterly Financial Information (unaudited)
     The following table sets forth quarterly results of operations for each quarter within the two-year period ended December 31, 2009. The information for each of these quarters is unaudited and has been prepared on the same basis as the Company’s audited financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals, have been included to fairly present the unaudited quarterly results when read in conjunction with the Company’s audited financial statements and related notes. The operating results of any quarter are not necessarily indicative of results for any future period.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share amounts)
2009:
Product sales, net	$27,555	$27,989	$31,488	$32,210
Total revenues	34,810	35,847	39,453	62,383
Cost of product sales	1,880	2,104	2,009	2,301
Total costs and expenses	33,536	34,551	33,798	36,467
Net income	1,153	1,121	5,340	24,501
Net income per share:
Basic	0.02	0.02	0.09	0.42
Diluted	0.02	0.02	0.09	0.40
2008:
Product sales, net	$19,415	$23,954	$28,106	$29,745
Total revenues	24,466	36,005	32,209	37,521
Cost of product sales	1,695	1,701	1,924	2,025
Total costs and expenses	32,646	33,062	36,338	47,328
Net income (loss)	(7,619)	3,205	(3,952)	(10,151)
Basic and diluted net income (loss) per share	(0.15)	0.06	(0.08)	(0.19)

Schedule II – Valuation and Qualifying Accounts
(in thousands)

		Additions	Deductions
			Actual Cash	Actual Cash
			Discounts,	Discounts,
		Provision	Chargebacks, and	Chargebacks, and
	Balance at	Related	Other Discounts	Other Discounts	Balance at
	Beginning of	to Current	Related to Current	Related to Prior	End of
	Period	Period Sales	Period Sales	Period Sales	Period
Allowance for cash discounts, chargebacks, and other sales discounts:
For the year ended December 31, 2009	$(3,248)	$(16,873)	$13,598	$3,096	$(3,427)
For the year ended December 31, 2008	(1,527)	(14,051)	11,484	846	(3,248)
For the year ended December 31, 2007	(687)	(7,153)	5,876	437	(1,527)

		Additions
	Balance at	Charged to			Balance at
	Beginning of	Costs and			End of
	Period	Expenses	Deductions		Period
Allowance for excess and obsolete inventory:
For the year ended December 31, 2009	$(308)	$(47)	$351	(1)	$(4)
For the year ended December 31, 2008	(166)	(178)	36	(1)	(308)
For the year ended December 31, 2007	(409)	(195)	438	(1)	(166)

		Additions		Deductions
		Provision	Provision	Actual Returns	Actual Returns
	Balance at	Related	Related	or Credits	or Credits	Balance at
	Beginning of	to Current	to Prior	Related to	Related to	End of
	Period	Period Sales	Period Sales	Current Period	Prior Period	Period
Allowance for product returns:
For the year ended December 31, 2009	$(10,251)	$(4,634)	$—	$26	$2,013	$(12,846)
For the year ended December 31, 2008	(5,947)	(6,080)	—	39	1,737	(10,251)
For the year ended December 31, 2007	(1,623)	(4,495)	(1,895)	43	2,023	(5,947)

(1)	Deductions in allowance for excess and obsolete inventory represent physical disposition of inventory.