Form 10-Q
period 2010-03-31
SANTARUS INC
filed 2010-05-07
CIK 1172480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 000-50651
SANTARUS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0734433
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3721 Valley Centre Drive, Suite 400, San Diego, CA	92130
(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of April 30, 2010 was 58,396,833.

SANTARUS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Santarus, Inc.
Condensed Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$84,361	$86,129
Short-term investments	6,459	7,815
Accounts receivable, net	15,095	16,253
Inventories, net	4,882	5,336
Prepaid expenses and other current assets	7,814	3,797

Total current assets	118,611	119,330

Long-term restricted cash	1,400	1,400
Property and equipment, net	970	875
Intangible assets, net	9,375	9,750
Other assets	6	6

Total assets	$130,362	$131,361

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$52,898	$58,676
Allowance for product returns	13,373	12,846
Current portion of deferred revenue	—	245

Total current liabilities	66,271	71,767

Deferred revenue, less current portion	2,727	2,678
Long-term debt	10,000	10,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2010 and December 31, 2009; no shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at March 31, 2010 and December 31, 2009; 58,387,174 and 58,344,932 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	6	6
Additional paid-in capital	338,449	337,312
Accumulated other comprehensive loss	(1)	(1)
Accumulated deficit	(287,090)	(290,401)

Total stockholders’ equity	51,364	46,916

Total liabilities and stockholders’ equity	$130,362	$131,361

See accompanying notes.

Santarus, Inc.
Condensed Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Product sales, net	$29,010	$27,555
Promotion revenue	8,824	4,539
Royalty revenue	1,670	—
Other license revenue	245	2,716

Total revenues	39,749	34,810
Costs and expenses:
Cost of product sales	1,573	1,880
License fees and royalties	2,960	1,827
Research and development	5,017	3,111
Selling, general and administrative	26,539	26,718

Total costs and expenses	36,089	33,536

Income from operations	3,660	1,274
Other income (expense):
Interest income	22	92
Interest expense	(116)	(113)

Total other income (expense)	(94)	(21)

Income before income taxes	3,566	1,253
Income tax expense	255	100

Net income	$3,311	$1,153

Net income per share:
Basic	$0.06	$0.02

Diluted	$0.05	$0.02

Weighted average shares outstanding used to calculate net income per share:
Basic	58,355,965	57,821,921
Diluted	62,456,602	58,229,931
See accompanying notes.

Santarus, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Operating activities
Net income	$3,311	$1,153
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	497	538
Unrealized gain on trading securities, net	(2)	(11)
Stock-based compensation	1,039	948
Changes in operating assets and liabilities:
Accounts receivable, net	1,158	(966)
Inventories, net	454	429
Prepaid expenses and other current assets	(4,017)	(204)
Accounts payable and accrued liabilities	(5,778)	(4,071)
Allowance for product returns	527	667
Deferred revenue	(196)	(2,661)
Net cash used in operating activities	(3,007)	(4,178)

Investing activities
Purchase of short-term investments	(2,347)	(2,054)
Maturities of short-term investments	2,335	3,538
Redemption of investments	1,350	—
Purchases of property and equipment	(196)	(83)
Net cash provided by investing activities	1,142	1,401

Financing activities
Exercise of stock options	97	44
Net cash provided by financing activities	97	44
Decrease in cash and cash equivalents	(1,768)	(2,733)
Cash and cash equivalents at beginning of the period	86,129	49,886
Cash and cash equivalents at end of the period	$84,361	$47,153

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
2. Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) related to the preparation of interim financial statements and the rules and regulations of the U.S. Securities and Exchange Commission related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all information and disclosures required by GAAP for complete financial statements. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.
     Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for any future periods. For further information, please see the financial statements and related disclosures included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.
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
     The Company recognizes product sales net of estimated allowances for product returns, estimated rebates in connection with contracts relating to managed care, Medicare, and patient coupons, and estimated chargebacks from distributors, wholesaler fees and prompt payment and other discounts. The Company establishes allowances for estimated product returns, rebates and chargebacks based primarily on the following qualitative and quantitative factors:
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
     The Company’s allowance for product returns was $13.4 million as of March 31, 2010 and $12.8 million as of December 31, 2009. In order to provide a basis for estimating future product returns on sales to its customers at the time title transfers, the Company has been tracking its Zegerid products return history by individual production batches from the time of its first commercial product launch of Zegerid Powder for Oral Suspension 20 mg in late 2004, taking into consideration product expiration dating and estimated inventory levels in the distribution channel. The Company recognizes product sales at the time title passes to its customers, and the Company provides for an estimate of future product returns at that time based upon these historical product returns trends, analysis of product expiration dating and inventory levels in the distribution channel, and the other factors discussed above. There may be a significant time lag between the date the Company determines the estimated allowance and when it receives the product return and issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods.
     The Company’s allowance for rebates, chargebacks and other discounts was $33.5 million as of March 31, 2010 and $34.7 million as of December 31, 2009. These allowances reflect an estimate of the Company’s liability for rebates due to managed care organizations under specific contracts, rebates due to various organizations under Medicare contracts and regulations, chargebacks due to various organizations purchasing the Company’s products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. The Company estimates its liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, the Company evaluates its outstanding contracts and applies the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, the Company projects the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by the Company and/or its competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date the Company determines the estimated allowance and when the Company makes the contractual payment or issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods. To date, actual results have not materially differed from the Company’s estimates.
     Promotion, Royalty and Other License Revenue. The Company analyzes each element of its promotion and licensing agreements to determine the appropriate revenue recognition. The Company recognizes revenue on upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. The Company recognizes milestone payments upon the achievement of specified milestones if (1) the milestone is substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement and (2) the fees are nonrefundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recognized as deferred revenue. Sales milestones, royalties and promotion fees are recognized as revenue when earned under the agreements.
4. Stock-Based Compensation
     For the three months ended March 31, 2010 and 2009, the Company recognized approximately $1.0 million and $948,000 of total stock-based compensation, respectively. As of March 31, 2010, total unrecognized compensation cost related to stock options and employee stock purchase plan rights was approximately $12.7 million, and the weighted average period over which it was expected to be recognized was 3.1 years. In March 2010, the Company granted options to purchase an aggregate of 2,810,228 shares of its common stock in connection with annual option grants to all eligible employees. These stock options vest over a four-year period from the date of grant.
5. Comprehensive Income
     Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income, specifically unrealized gains and losses on securities available-for-sale. For the periods presented, comprehensive income was equal to reported net income.
6. Net Income Per Share
     Basic income per share is calculated by dividing the net income by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted income per share is computed by dividing the net income by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, preferred stock, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted income per share when their effect is dilutive. Potentially dilutive securities totaling 7.1 million shares and 11.8 million shares for the three months ended March 31, 2010 and 2009, respectively, were excluded from the calculation of diluted income per share because of their anti-dilutive effect.

	Three Months Ended
	March 31,
	2010	2009
Numerator:
Net income (in thousands)	$3,311	$1,153

Denominator:
Weighted average common shares outstanding for basic net income per share	58,355,965	57,821,921

Net effect of dilutive common stock equivalents	4,100,637	408,010

Denominator for diluted net income per share	62,456,602	58,229,931

Net income per share
Basic	$0.06	$0.02

Diluted	$0.05	$0.02

7. Segment Reporting
     Management has determined that the Company operates in one business segment which is the acquisition, development and commercialization of pharmaceutical products.
8. Available-for-Sale Securities
     The Company has classified its debt securities, other than its auction rate securities (“ARS”) and Auction Rate Securities Rights (“ARS rights”), as available-for-sale and, accordingly, carries these investments at fair value, and unrealized holding gains or losses on these securities are carried as a separate component of stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary (of which there have been none to date) on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.
     The following is a summary of the Company’s available-for-sale investment securities as of March 31, 2010 and December 31, 2009 (in thousands). All available-for-sale securities held as of March 31, 2010 and December 31, 2009 have contractual maturities within one year. There were no gross realized gains or losses on sales of available-for-sale securities for the three months ended March 31, 2010 and the year ended December 31, 2009.

	Amortized	Market	Unrealized
	Cost	Value	Loss
March 31, 2010:
U.S. government-sponsored enterprise securities	$3,511	$3,510	$(1)
U.S. Treasury securities	1,849	1,849	—

	$5,360	$5,359	$(1)

December 31, 2009:
U.S. government-sponsored enterprise securities	$3,852	$3,852	$—
U.S. Treasury securities	1,516	1,515	(1)

	$5,368	$5,367	$(1)

     The classification of available-for-sale securities in the Company’s balance sheets is as follows (in thousands):

	March 31,	December 31,
	2010	2009
Short-term investments	$3,959	$3,967
Restricted cash	1,400	1,400

	$5,359	$5,367

     The Company holds ARS and ARS Rights which are classified as trading securities. The Company classified the balance of its ARS and ARS Rights totaling $2.5 million and $3.8 million in aggregate as short-term investments in the balance sheets as of March 31, 2010 and December 31, 2009, respectively.
9. Fair Value Measurements
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

     The Company’s financial assets measured at fair value on a recurring basis at March 31, 2010 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$23,426	$—	$—	$23,426
U.S. Treasury securities	1,849	—	—	1,849
U.S. government-sponsored enterprise securities	—	64,445	—	64,445
Municipal debt obligations – auction rate securities	—	—	2,313	2,313
Auction rate securities rights	—	—	187	187

	$25,275	$64,445	$2,500	$92,220

     Level 3 assets held as of March 31, 2010 include municipal debt obligations with an auction rate reset mechanism issued by state municipalities. These ARS are AAA-rated debt instruments with long-term maturity dates ranging from 2034 to 2042 and interest rates that are reset at short-term intervals (every 28 days) through auctions. Due to conditions in the global credit markets, these securities, representing a par value of approximately $2.5 million at March 31, 2010, had insufficient demand resulting in multiple failed auctions since early 2008. As a result, these affected securities are currently not liquid.
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
     Typically the fair value of ARS approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS at the maximum contractual rates, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS and its ARS Rights as of March 31, 2010. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the ARS and ARS Rights.
     In 2008, the Company elected to measure the ARS Rights under the authoritative guidance for the fair value option for financial assets and financial liabilities. Reflecting management’s intent to exercise its ARS Rights during the period of June 30, 2010 through July 2, 2012, the Company transferred its ARS from investments available-for-sale to trading securities in 2008. Changes in the fair values of the Company’s ARS and ARS Rights are recognized as an increase or decrease in interest income. The ARS Rights will continue to be measured at fair value utilizing Level 3 inputs until the earlier of their maturity or exercise. The Company has classified the balance of its ARS and ARS Rights as short-term investments in the balance sheet as of March 31, 2010 reflecting management’s intent to exercise its ARS Rights within the next 12 months.

     The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Auction Rate Securities and Rights:
Beginning balance	$3,848	$4,250
Redemptions at par	(1,350)	—
Net unrealized gain included in net income	2	11

Ending balance	$2,500	$4,261

10. Balance Sheet Details
     Inventories, net consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Raw materials	$1,147	$1,071
Finished goods	3,738	4,269

	4,885	5,340
Allowance for excess and obsolete inventory	(3)	(4)

	$4,882	$5,336

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
     Accounts payable and accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Accounts payable	$4,476	$8,782
Accrued compensation and benefits	4,687	7,525
Accrued rebates	31,015	31,268
Accrued license fees and royalties	2,537	1,831
Accrued contract sales organization expenses	1,979	1,573
Accrued research and development expenses	3,877	3,421
Income taxes payable	496	1,267
Other accrued liabilities	3,831	3,009

	$52,898	$58,676

11. Long-Term Debt
     On July 11, 2008, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Comerica Bank (“Comerica”). The Amended Loan Agreement amends and restates the terms of the original Loan and Security Agreement entered into between the Company and Comerica in July 2006. In December 2008, the Company drew down $10.0 million under the Amended Loan Agreement. The credit facility under the Amended Loan Agreement consists of a revolving line of credit, pursuant to which the Company may request advances in an aggregate outstanding amount not to exceed $25.0 million. Under the Amended Loan Agreement, the revolving loan bears interest, as selected by the Company, at either the variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” plus 0.50% or the LIBOR rate (as computed in the Amended and Restated LIBOR Addendum to the Amended Loan Agreement) plus 3.00%. The Company has selected the “prime rate” plus 0.50% interest rate option, which as of March 31, 2010 was 3.75%. Interest payments on advances made under the Amended Loan Agreement are due and payable in arrears on the first calendar day of each month during the term of the Amended Loan Agreement. Amounts borrowed under the Amended Loan Agreement may be repaid and re-borrowed at any time prior to July 11, 2011. There is a non-refundable unused commitment fee equal to 0.50% per annum on the difference between the amount of the revolving line and the average daily balance outstanding thereunder during the term of the Amended Loan Agreement, payable quarterly in arrears. The Amended Loan Agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the Amended Loan Agreement.
     Amounts borrowed under the Amended Loan Agreement are secured by substantially all of the Company’s personal property, excluding intellectual property. Under the Amended Loan Agreement, the Company is subject to certain affirmative and negative covenants, including limitations on the Company’s ability to: undergo certain change of control events; convey, sell, lease, license, transfer or otherwise dispose of assets; create, incur, assume, guarantee or be liable with respect to certain indebtedness; grant liens; pay dividends and make certain other restricted payments; and make investments. In addition, under the Amended Loan Agreement the Company is required to maintain a cash balance with Comerica in an amount of not less than $4.0 million and to maintain any other cash balances with either Comerica or another financial institution covered by a control agreement for the benefit of Comerica. The Company is also subject to specified financial covenants with respect to a minimum liquidity ratio and, in specified limited circumstances, minimum EBITDA requirements as defined in the Amended Loan Agreement. The Company believes it has currently met all of its obligations under the Amended Loan Agreement.
12. Contingencies
     Par Pharmaceutical, Inc. — Zegerid Patent Litigation
     On April 14, 2010, the U.S. District Court for the District of Delaware ruled that five patents covering Zegerid Capsules and Zegerid Powder for Oral Suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772) are invalid due to obviousness. These patents were the subject of lawsuits the Company filed in 2007 against Par Pharmaceutical, Inc. (“Par”) for infringement. The University of Missouri, licensor of the patents, was joined in the litigation as a co-plaintiff. The lawsuits were filed in response to abbreviated new drug applications (“ANDA“s) filed by Par with the FDA regarding Par’s intent to market generic versions of the Company’s Zegerid prescription products prior to the July 2016 expiration of the asserted patents.
     The Company plans to file an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit by no later than May 21, 2010, which is 30 days following the date of judgment entry. Although the Company intends to vigorously defend and enforce its patent rights, the Company is not able to predict the timing or outcome of the appeal.
     The Company is also not able to predict the timing of launch of one or more generic versions of its Zegerid prescription products. To the Company’s knowledge, prior to the District Court’s ruling, Par had received tentative approval from the FDA of its generic version of Zegerid Capsules, but had not received tentative approval from the FDA of its generic version of Zegerid Powder for Oral Suspension. The Company is not able to predict when Par might receive final FDA approval for one or both of these products. The Company is not aware that any other generic companies have filed for or received approval to market generic versions of its Zegerid prescription products. Subject to receipt of final FDA approval, Par may choose to launch its generic products before the appeal is concluded. Pursuant to FDA rules and regulations, the Company believes that Par, as the first ANDA filer with respect to the Company’s Zegerid prescription products, will have a six-month period of exclusivity from the date it launches its generic products during which all other ANDA filers will not be allowed to market or sell their generic products. After the expiration of this six-month period, additional FDA-approved generic versions, if any, of these Zegerid products may become available.
     The District Court’s ruling could result in one or more generic versions of Zegerid Capsules and/or Zegerid Powder for Oral Suspension being launched in the near term, before the outcome of the planned appeal and/or before the expiration of the applicable patents in July 2016, which would adversely impact sales of these products and have a negative impact on the Company’s financial condition and results of operations, including causing a significant decrease in the Company’s revenues and cash flows. In connection with the potential for generic launch, the Company is currently assessing plans to cease promotion of its Zegerid prescription products and significantly restructure and reduce its commercial organization and other impacted operations. In addition, the Company is preparing to launch an authorized generic version of its Zegerid prescription products, however, the Company cannot be certain of the degree to which this strategy will be successful.
     The District Court’s ruling also negatively impacts the patent protection for the products being commercialized in the U.S. and its territories pursuant to the Company’s over-the-counter license with Schering-Plough HealthCare Products, Inc., a subsidiary of Merck & Co., Inc., and the Company’s distribution agreement with Glaxo Group Limited, an affiliate of GlaxoSmithKline, plc (“GSK”), for Puerto Rico and the U.S. Virgin Islands, which in turn may impact the amount of, or the Company’s ability to receive, milestone payments and royalties under these agreements. The ruling may also negatively impact the patent protection for the products being commercialized pursuant to the Company’s ex-US licenses with GSK and Norgine B.V. Although the U.S. ruling is not binding in countries outside the U.S., similar challenges to those raised in the U.S. litigation may be raised in territories outside the U.S.
     Regardless of how the litigation is ultimately resolved, the litigation has been and will continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on the Company.
     University of Missouri — Application for Patent Reissue
     In December 2007, the University of Missouri filed an Application for Reissue of U.S. Patent No. 5,840,737 (the “‘737 patent”) with the U.S. Patent and Trademark Office (“PTO”). The ‘737 patent is one of six issued patents listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, for Zegerid Powder for Oral Suspension. The ‘737 patent is not one of the four patents listed in the Orange Book for Zegerid Capsules. It is not feasible to predict the impact that the reissue proceeding may have on the scope and validity of the ‘737 patent claims. If the claims of the ‘737 patent ultimately are narrowed substantially or invalidated by the PTO, the extent of the patent coverage afforded to the Company’s Zegerid family of products could be further impaired, which could potentially harm the Company and its operating results. In addition, the Company expects the University of Missouri will disclose to the PTO the District Court’s ruling described above, and the Company cannot predict the impact such disclosure will have on the reissue proceedings.
     C.B. Fleet Co., Inc. — Phospho-soda® Product Liability Litigation
     In October 2009, the Company became aware of two lawsuits filed by individual plaintiffs in Ohio state court relating to C.B. Fleet Co., Inc. (“Fleet”) and claiming injuries purportedly caused by Fleet’s Phospho-soda®, sodium phosphate oral solution product. The complaints name Fleet, Santarus, the Cleveland Clinic Foundation, the Research Foundation of the American Society of Colon and Rectal Surgeons, the Society of American Gastrointestinal and Endoscopic Surgeons and several other individuals as defendants. The complaints allege, among other things, that the defendants fraudulently concealed, misrepresented and suppressed material medical and scientific information about Fleet’s Phospho-soda product. The plaintiffs are seeking compensatory damages, exemplary damages, damages for loss of consortium, damages under the Ohio Consumer Protection Act, and attorneys’ fees and expenses. The Company co-promoted Fleet’s Phospho-soda® EZ-Prep™ Bowel Cleansing System, a different sodium phosphate oral solution product manufactured by Fleet, under a co-promotion agreement, which the Company and Fleet entered into in August 2007 and which expired in October 2008. In November 2009, the Company filed notices to remove the lawsuits to the United States District Court for the Northern District of Ohio, and plaintiffs filed motions to remand the actions back to Ohio state court. In April 2010, the Company filed motions requesting that it be dismissed from these lawsuits, as well as responses to plaintiffs’ motions to remand.
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
     Depomed, Inc. — Glumetza Patent Litigation
     In November 2009, Depomed filed a lawsuit in the United States District Court for the Northern District of California against Lupin Limited and its wholly-owned subsidiary, Lupin Pharmaceutical, Inc. (collectively “Lupin”) for infringement of the patents listed in the Orange Book for Glumetza. The lawsuit is in response to an ANDA and Paragraph IV certification filed with the FDA by Lupin regarding Lupin’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the Orange Book patents. Depomed commenced the lawsuit within the required 45 day time period, automatically placing a stay on the FDA from approving Lupin’s proposed generic products for 30 months or until a decision is rendered by the District Court, which is adverse to the Orange Book patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in May 2012. Lupin has prepared and filed an answer in the case, principally asserting non-infringement and invalidity, and has also filed counterclaims. Discovery is underway and a hearing for claim construction, or Markman hearing, is scheduled for January 2011.
     Under the terms of the Company’s promotion agreement with Depomed, Depomed has assumed responsibility for managing and paying for this action, subject to certain consent rights held by the Company regarding any potential settlements or other similar types of dispositions. Although Depomed has indicated that it intends to vigorously defend and enforce its patent rights, the Company is not able to predict the timing or outcome of this action.
13. Accounting Pronouncements
     Pending Adoption of Recent Accounting Pronouncements
     In October 2009, the Emerging Issues Task Force (“EITF”) issued authoritative guidance on revenue recognition with regard to multiple element arrangements. The consensus in this recently issued guidance supersedes certain prior guidance and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (i.e., the relative selling-price method). The consensus eliminates the use of the residual method of allocation (i.e., in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration) and requires the relative selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to the issued guidance. This guidance requires both ongoing disclosures regarding an entity’s multiple-element revenue arrangements as well as certain transitional disclosures during periods after adoption. This guidance is effective for the first fiscal year beginning on or after June 15, 2010. The Company does not expect the adoption of this guidance will have a material impact on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” The interim condensed financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2009 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2009.
Overview
     We are a specialty biopharmaceutical company focused on acquiring, developing and commercializing proprietary products that address the needs of patients treated by gastroenterologists, endocrinologists and other physicians.
     Our commercial organization is currently promoting Zegerid® (omeprazole/sodium bicarbonate) Capsules and Powder for Oral Suspension, which are formulations that combine omeprazole, which is a proton pump inhibitor, or PPI, and an antacid. We developed these products as the first immediate-release oral PPIs for the U.S. prescription market, and they have been approved by the U.S. Food and Drug Administration, or FDA, to treat or reduce the risk of a variety of upper gastrointestinal, or GI, diseases and disorders, including gastroesophageal reflux disease, or GERD. Our Zegerid products utilize antacids, which raise the gastric pH and thus protect the PPI, omeprazole, from acid degradation in the stomach, allowing the omeprazole to be quickly absorbed into the bloodstream and to provide continued acid control. We commercially launched Zegerid Capsules in early 2006 and Zegerid Powder for Oral Suspension in late 2004 and early 2005.

     On April 14, 2010, the U.S. District Court for the District of Delaware ruled that five patents covering Zegerid Capsules and Zegerid Powder for Oral Suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772) are invalid due to obviousness. These patents were the subject of lawsuits we filed in 2007 against Par Pharmaceutical, Inc., or Par, for infringement. The University of Missouri, licensor of the patents, was joined in the litigation as a co-plaintiff. The lawsuits were filed in response to abbreviated new drug applications, or ANDAs, filed by Par with the FDA regarding Par’s intent to market generic versions of our Zegerid prescription products prior to the July 2016 expiration of the asserted patents. We plan to file an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit by no later than May 21, 2010, which is 30 days following the date of judgment entry. Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the timing or outcome of the appeal.
     We are also not able to predict the timing of launch of one or more generic versions of our Zegerid prescription products. To our knowledge, prior to the District Court’s ruling, Par had received tentative approval from the FDA of its generic version of Zegerid Capsules, but had not received tentative approval from the FDA of its generic version of Zegerid Powder for Oral Suspension. We are not able to predict when Par might receive final FDA approval for one or both of these products. We are not aware that any other generic companies have filed for or received approval to market generic versions of our Zegerid prescription products. Subject to receipt of final FDA approval, Par may choose to launch its generic products before the appeal is concluded. Pursuant to FDA rules and regulations, we believe that Par, as the first ANDA filer with respect to our Zegerid prescription products, will have a six-month period of exclusivity from the date it launches its generic products during which all other ANDA filers will not be allowed to market or sell their generic products. After the expiration of this six-month period, additional FDA-approved generic versions, if any, of these Zegerid products may become available.
     The District Court’s ruling could result in one or more generic versions of Zegerid Capsules and/or Zegerid Powder for Oral Suspension being launched in the near term, before the outcome of the planned appeal and/or before the expiration of the applicable patents in July 2016, which would adversely impact sales of these products and have a negative impact on our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows. Even if physicians prescribe Zegerid products, third-party payors and pharmacists can substitute generic versions of Zegerid, once they become available. In many cases, insurers and other healthcare payment organizations encourage the use of less expensive generic brands through their prescription benefits coverage and payment or reimbursement policies. Insurers and other healthcare payment organizations may make generic alternatives of Zegerid more attractive to patients by providing different amounts of coverage or out-of-pocket expenses so that the net cost of the generic product to the patient is less than the net cost of our branded product. In connection with the potential for generic launch, we are currently assessing plans to cease promotion of our Zegerid prescription products and significantly restructure and reduce our commercial organization and other impacted operations. In addition, we are preparing to launch an authorized generic version of our Zegerid prescription products, however, we cannot be certain of the degree to which this strategy will be successful. Even if an authorized generic version of our Zegerid prescription products is offered for sale, we would expect the authorized generic products’ market share to be less than the existing market share for our Zegerid prescription products, and we would expect to receive only a portion of the gross margin on sales of the authorized generic products as opposed to the entire gross margin on sales of our existing Zegerid prescription products.
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
     To further leverage our proprietary PPI technology and diversify our sources of revenue, we have licensed exclusive rights to Schering-Plough HealthCare Products, Inc., or Schering-Plough, a subsidiary of Merck & Co., Inc., to develop, manufacture and sell Zegerid OTC™ products in the lower dosage strength of 20 mg of omeprazole in the U.S. and Canada. We have also entered into license and distribution agreements granting exclusive rights to Glaxo Group Limited, an affiliate of GlaxoSmithKline, plc, or GSK, to develop, manufacture and commercialize prescription and over-the-counter, or OTC, products in up to 114 specified countries (including markets within Africa, Asia, the Middle-East, and Central and South America), and to distribute and sell Zegerid brand prescription products in Puerto Rico and the U.S. Virgin Islands. In addition, we have entered into a license agreement granting certain exclusive rights to Norgine B.V., or Norgine, to develop, manufacture and commercialize prescription immediate-release omeprazole products in specified markets in Western, Central and Eastern Europe and in Israel.
     The District Court’s ruling also negatively impacts the patent protection for the products being commercialized in the U.S. and its territories pursuant to our over-the-counter license with Schering-Plough and our distribution agreement with GSK for Puerto Rico and the U.S. Virgin Islands, which in turn may impact the amount of, or our ability to receive, milestone payments and royalties under our agreements with these strategic partners. The ruling may also negatively impact the patent protection for the products being commercialized pursuant to our ex-US licenses with GSK and Norgine. Although the U.S. ruling is not binding in countries outside the U.S., similar challenges to those raised in the U.S. litigation may be raised in territories outside the U.S.
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
     We recognize product sales net of estimated allowances for product returns, estimated rebates in connection with contracts relating to managed care, Medicare, and patient coupons, and estimated chargebacks from distributors, wholesaler fees and prompt payment and other discounts. We establish allowances for estimated product returns, rebates and chargebacks based primarily on the following qualitative and quantitative factors:
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
     Our allowance for product returns was $13.4 million as of March 31, 2010 and $12.8 million as of December 31, 2009. In order to provide a basis for estimating future product returns on sales to our customers at the time title transfers, we have been tracking our Zegerid products return history by individual production batches from the time of our first commercial product launch of Zegerid Powder for Oral Suspension 20 mg in late 2004, taking into consideration product expiration dating and estimated inventory levels in the distribution channel. We recognize product sales at the time title passes to our customers, and we provide for an estimate of future product returns at that time based upon these historical product returns trends, our analysis of product expiration dating and estimated inventory levels in the distribution channel, and the other factors discussed above. There may be a significant time lag between the date we determine the estimated allowance and when we receive the product return and issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods.
     Our allowance for rebates, chargebacks and other discounts was $33.5 million as of March 31, 2010 and $34.7 million as of December 31, 2009. These allowances reflect an estimate of our liability for rebates due to managed care organizations under specific contracts, rebates due to various organizations under Medicare contracts and regulations, chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. We estimate our liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, we evaluate our outstanding contracts and apply the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, we project the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by us and/or our competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date we determine the estimated allowance and when we make the contractual payment or issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods. To date, actual results have not materially differed from our estimates.
     Promotion, Royalty and Other License Revenue. We analyze each element of our promotion and licensing agreements to determine the appropriate revenue recognition. We recognize revenue on upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. We recognize milestone payments upon the achievement of specified milestones if (1) the milestone is substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement and (2) the fees are nonrefundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recognized as deferred revenue. Sales milestones, royalties and promotion fees are recognized as revenue when earned under the agreements.

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
Stock-Based Compensation
     We estimate the fair value of stock options and employee stock purchase plan rights granted using the Black-Scholes valuation model. This estimate is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the expected volatility of our stock price, the expected term of the stock option, the risk-free interest rate and expected dividends. In determining our volatility factor, we consider the expected volatility of similar entities as well as our historical volatility since our initial public offering in April 2004. In evaluating similar entities, we consider factors such as industry, stage of development, size and financial leverage. In determining the expected life of the options, we use the “simplified” method. Under this method, the expected life is presumed to be the mid-point between the vesting date and the end of the contractual term. We will continue to use the “simplified” method until we have sufficient historical exercise data to estimate the expected life of the options.
     The fair value of options granted is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period ranging from one to four years. Pre-vesting forfeitures were estimated to be approximately 0% for the three months ended March 31, 2010 and 2009 as the majority of options granted contain monthly vesting terms. In 2008, certain stock options were granted to employees at or above the vice president level that vest upon the attainment of specific financial performance targets. The measurement date of stock options containing performance-based vesting is the date the stock option grant is authorized and the specific performance goals are communicated. Compensation expense is recognized based on the probability that the performance criteria will be met. The recognition of compensation expense associated with performance-based vesting requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. The continued assessment of probability may result in additional expense recognition or expense reversal depending on the level of achievement of the performance goals. We did not record compensation expense related to stock options containing performance-based vesting for the three months ended March 31, 2010 and 2009.
     The following table includes stock-based compensation recognized in our condensed statements of operations (in thousands):

	Three Months Ended
	December 31,
	2010	2009
Cost of product sales	$17	$19
Research and development	142	118
Selling, general and administrative	880	811

Total	$1,039	$948

     As of March 31, 2010, total unrecognized compensation cost related to stock options was approximately $12.7 million, and the weighted average period over which it was expected to be recognized was 3.1 years.
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
Results of Operations
Comparison of Three Months Ended March 31, 2010 and 2009
     Product Sales, Net. Product sales, net were $29.0 million for the three months ended March 31, 2010 and $27.6 million for the three months ended March 31, 2009 and consisted of sales of Zegerid Capsules and Zegerid Powder for Oral Suspension. The $1.4 million increase in product sales, net was comprised of approximately $6.5 million related to increased average selling prices offset in part by approximately $5.1 million related to a decrease in the sales volume of our Zegerid products, primarily driven by Zegerid Capsules.
     Promotion Revenue. Promotion revenue was $8.8 million for the three months ended March 31, 2010 and $4.5 million for the three months ended March 31, 2009 and was comprised primarily of fees earned under our promotion agreement with Depomed related to the promotion of Glumetza products.
     Royalty Revenue. Royalty revenue was $1.7 million for the three months ended March 31, 2010 and was comprised of royalty revenue earned under our license agreement with Schering-Plough for Zegerid OTC. Schering-Plough commenced commercial sales of Zegerid OTC in March 2010. There was no royalty revenue for the three months ended March 31, 2009.
     Other License Revenue. Other license revenue was $245,000 for the three months ended March 31, 2010 and $2.7 million for the three months ended March 31, 2009. For the three months ended March 31, 2010, other license revenue was comprised of the remaining amortization of the upfront payment we received in October 2009 in connection with our license agreement with Norgine. For the three months ended March 31, 2009, license revenue was comprised of the amortization of upfront payments we received from GSK in December 2007 and Schering-Plough in November 2006. Additional information related to the upfront payments we received from Norgine, GSK and Schering-Plough is provided below:
•	In October 2009, we received a nonrefundable $2.5 million upfront payment in connection with our license agreement with Norgine. The $2.5 million upfront payment was amortized on a straight-line basis over a three-month period through early January 2010, which represented the period during which we had significant responsibilities under the agreement.
•	In December 2007, we received a nonrefundable $11.5 million upfront payment in connection with our license and distribution agreements with GSK. To support GSK’s initial launch costs, we agreed to waive the first $2.5 million of aggregate royalties payable under the agreements. Of the total $11.5 million upfront payment, the $2.5 million in waived royalty obligations was recorded as deferred revenue and is being recognized as revenue as the royalties are earned. The remaining $9.0 million was also recorded as deferred revenue and was amortized to revenue on a straight-line basis over an 18-month period through May 2009, which represented the period we were obligated to supply Zegerid products to GSK for sale in Puerto Rico and the U.S. Virgin Islands under the distribution agreement.
•	In November 2006, we received a nonrefundable $15.0 million upfront license fee in connection with our license agreement with Schering-Plough. The $15.0 million upfront payment was amortized to revenue on a straight-line basis over a 37-month period through the end of 2009, which represented the period during which we had significant responsibilities under the agreement.

     Cost of Product Sales. Cost of product sales was $1.6 million for the three months ended March 31, 2010 and $1.9 million for the three months ended March 31, 2009, or approximately 5% and 7% of net product sales, respectively. Cost of product sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Zegerid products. Cost of product sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales. The decrease in our cost of product sales as a percentage of net product sales was primarily attributable to increased average selling prices.
     License Fees and Royalties. License fees and royalties were $3.0 million for the three months ended March 31, 2010 and $1.8 million for the three months ended March 31, 2009. License fees and royalties consisted of royalties due to the University of Missouri based upon our net product sales and products sold by GSK under our license and distribution agreements. Beginning in the three months ended March 31, 2010, license fees and royalties also consisted of royalties due to the University of Missouri based upon sales of Zegerid OTC by Schering-Plough under our license agreement. License fees and royalties in both periods also included license fee amortization from the $12.0 million upfront fee paid to Depomed under our promotion agreement entered into in July 2008. The $12.0 million upfront fee has been capitalized and is being amortized to license fee expense over the estimated useful life of the asset on a straight-line basis through mid-2016.
     Research and Development. Research and development expenses were $5.0 million for the three months ended March 31, 2010 and $3.1 million for the three months ended March 31, 2009. The $1.9 million increase in our research and development expenses was primarily attributable to the ongoing budesonide MMX phase III clinical program currently being conducted under our strategic collaboration with Cosmo entered into in December 2008. We are responsible for one-half of the total out-of-pocket costs associated with this program. In addition, the increase was attributable to costs associated with our phase III clinical program evaluating rifamycin SV MMX in patients with travelers’ diarrhea. In addition to the costs associated with our strategic collaboration with Cosmo, the increase in our research and development expenses was attributable to increased compensation costs associated with an increase in research and development personnel and annual merit increases. These increases were offset in part by a decrease in our research and development expenses due to payment of the user fee associated with the submission of our 505(b)(2) new drug application, or NDA, to the FDA for our new immediate-release omeprazole prescription product in a tablet formulation in the three months ended March 31, 2009.
     Research and development expenses have historically consisted primarily of costs associated with clinical studies of our products under development as well as clinical studies designed to further differentiate our Zegerid products from those of our competitors, development of and preparation for commercial manufacturing of our products, compensation and other expenses related to research and development personnel and facilities expenses. In connection with our strategic collaboration with Cosmo entered into in December 2008, we are developing two product candidates targeting lower GI conditions. Budesonide MMX is an oral corticosteroid and is currently being evaluated for the induction of remission of mild or moderate active ulcerative colitis in a phase III clinical program. Assuming successful and timely completion of the clinical program, we plan to submit an NDA for budesonide MMX to the FDA in the second half of 2011. Rifamycin SV MMX is a broad spectrum, semi-synthetic antibiotic and has been investigated in a phase II clinical program for patients with infectious diarrhea. We expect to begin the first phase III study in travelers’ diarrhea in the second quarter of 2010. Assuming timely and successful completion, we plan to initiate a second phase III clinical study in travelers’ diarrhea in the first half of 2011. We are unable to estimate with any certainty the research and development costs that we may incur in the future. We have also committed, in connection with the approval of our NDAs for Zegerid Powder for Oral Suspension, to evaluate the product in pediatric populations, including pharmacokinetic/pharmacodynamic, or PK/PD, and safety studies. In the future, we may conduct additional clinical studies to further differentiate our marketed products and products under development, as well as conduct research and development related to any future products that we may in-license or otherwise acquire. Although we are currently focused primarily on development of the budesonide MMX and rifamycin SV MMX product candidates, we anticipate that we will make determinations as to which development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific, clinical and commercial merits of each project.
     Selling, General and Administrative. Selling, general and administrative expenses were $26.5 million for the three months ended March 31, 2010 and $26.7 million for the three months ended March 31, 2009. The $179,000 decrease in our selling, general and administrative expenses was primarily attributable to a decrease in legal fees associated with the patent infringement litigation against Par offset in part by increases in costs associated with advertising and promotional activities related to our Zegerid products.

     Interest Income. Interest income was $22,000 for the three months ended March 31, 2010 and $92,000 for the three months ended March 31, 2009. The $70,000 decrease in interest income was primarily attributable to a lower rate of return on our cash, cash equivalents and short-term investments.
     Interest Expense. Interest expense was $116,000 for the three months ended March 31, 2010 and $113,000 for the three months ended March 31, 2009. Interest expense for both years was comprised primarily of interest due in connection with our revolving credit facility with Comerica Bank, or Comerica.
     Income Tax Expense. Income tax expense was $255,000 for the three months ended March 31, 2010 and $100,000 for the three months ended March 31, 2009. The provision for income taxes reflects our estimate of the effective tax rate expected to be applicable for the full fiscal year. Our effective tax rate for the three months ended March 31, 2010 and March 31, 2009 is impacted by anticipated utilization of Federal and state income tax net operating loss carryforwards.
Liquidity and Capital Resources
     As of March 31, 2010, cash, cash equivalents and short-term investments were $90.8 million, compared to $93.9 million as of December 31, 2009, a decrease of $3.1 million.
     Net cash used in operating activities was $3.0 million for the three months ended March 31, 2010 and $4.2 million for the three months ended March 31, 2009. Significant working capital uses of cash for the three months ended March 31, 2010 included decreases in accounts payable and accrued liabilities related to payment of annual corporate bonuses and other expenses accrued in 2009. Additional significant working capital uses of cash for the three months ended March 31, 2010 included increases in prepaid expenses and other current assets, offset in part by decreases in accounts receivable. Significant working capital uses of cash for the three months ended March 31, 2009 included decreases in accounts payable and accrued liabilities and decreases in deferred revenue. The working capital uses of cash for each period were offset in part by our net income for these periods, adjusted for non-cash expenses, including $1.0 million for the three months ended March 31, 2010 and $948,000 for the three months ended March 31, 2009 in stock-based compensation.
     Net cash provided by investing activities was $1.1 million for the three months ended March 31, 2010 and $1.4 million for the three months ended March 31, 2009. These activities included purchases and maturities/redemptions of short-term investments.
     Net cash provided by financing activities was $97,000 for the three months ended March 31, 2010 and $44,000 for the three months ended March 31, 2009 consisting of net proceeds received from the exercise of stock options.
     We currently rely on Norwich Pharmaceuticals, Inc. as our manufacturer of Zegerid Capsules and Patheon, Inc., or Patheon, as our manufacturer of Zegerid Powder for Oral Suspension. Additionally, we have amended our agreement with Patheon to provide that Patheon will serve as a second commercial supplier of Zegerid Capsules, and we are performing certain activities to qualify Patheon as a supplier for this product, which will ultimately require regulatory approval of an NDA supplement. We purchase commercial quantities of omeprazole, an active ingredient in our Zegerid products, from Union Quimico Farmaceutica, S.A. At March 31, 2010, we had finished goods and raw materials inventory purchase commitments of approximately $3.4 million.

     The following summarizes our long-term contractual obligations as of March 31, 2010, excluding potential sales-based royalty obligations and milestone payments under our agreements with the University of Missouri, Depomed and Cosmo which are described below:

	Payments Due by Period
		Less than	One to	Four to
Contractual Obligations	Total	One Year	Three Years	Five Years	Thereafter
	(in thousands)
Operating leases	$4,157	$1,409	$2,748	$—	$—
Long-term debt	10,483	283	10,200
Other long-term contractual obligations	3,211	802	2,409	—	—

Total	$17,851	$2,494	$15,357	$—	$—

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
     Under our license agreement, stock issuance agreement and registration rights agreement with Cosmo entered into in December 2008, Cosmo is entitled to receive up to a total of $9.0 million in clinical and regulatory milestones for the initial indications for the licensed products, up to $6.0 million in clinical and regulatory milestones for a second indication for rifamycin SV MMX and up to $57.5 million in commercial milestones. The clinical milestones include an obligation to pay Cosmo $3.0 million upon achievement of the primary endpoints in the EU and U.S. phase III studies for budesonide MMX with statistical significance and demonstrated adequate safety. The milestones may be paid in cash or through issuance of additional shares of our common stock, at Cosmo’s option, subject to certain limitations. We will pay tiered royalties to Cosmo ranging from 12% to 14% on net sales of any licensed products we sell. We are responsible for one-half of the total out-of-pocket costs associated with the ongoing budesonide MMX phase III clinical program, for all of the out-of-pocket costs for the first planned rifamycin SV MMX phase III U.S. registration study and for one-half of the out-of-pocket costs for the second planned rifamycin SV MMX phase III U.S. registration study. In the event that additional clinical work is required to obtain U.S. regulatory approval for either of the licensed products, the parties will agree on cost sharing.
     The amount and timing of cash requirements will depend on our ability to continue to generate sales of our Zegerid prescription products and maintain and increase market demand for, and sales of, our Glumetza prescription products, despite the potential for generic competition. In addition, our cash requirements will depend on market acceptance of any other products that we may market in the future, the success of our strategic alliances, the resources we devote to researching, developing, formulating, manufacturing, commercializing and supporting our products, and our ability to enter into third-party collaborations.
     The District Court’s ruling in our patent litigation with Par could result in one or more generic versions of Zegerid Capsules and/or Zegerid Powder for Oral Suspension being launched in the near term, before the outcome of the planned appeal and/or before the expiration of the applicable patents in July 2016, which would adversely impact sales of these products and have a negative impact on our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows. In connection with the potential for generic launch, we are currently assessing plans to cease promotion of our Zegerid prescription products and significantly restructure and reduce our commercial organization and other impacted operations. A restructuring of our operations would include a workforce reduction, which would require us to incur significant severance and other restructuring expenses before we realize any longer term cost savings. In addition, a workforce reduction would reduce our sales force capabilities and result in a reduced commercial presence with physicians due to smaller personnel resources and may also impact the productivity of our remaining sales force. We may also lose future potential partnering opportunities for both commercial-stage and development-stage products due to the perception by potential pharmaceutical industry partners that our operations are less robust. Although we are currently evaluating our alternatives to reduce operating expenses, we cannot be certain that any future restructuring will allow us to preserve sufficient cash resources to fund our operations as planned.
     We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our current operations for at least the next 12 months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed earlier than we expect. Although we do not believe that we will need to raise additional funds to finance our current operations over the next 12 months, we may pursue raising additional funds in connection with in-licensing or acquisition of new products or companies. Sources of additional funds may include funds generated through equity and/or debt financings.
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
     In July 2006, we entered into our loan agreement with Comerica, which was subsequently amended in July 2008, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $25.0 million. In December 2008, we drew down $10.0 million under the loan agreement. The revolving loan bears interest at a variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” plus 0.50%, which as of March 31, 2010 was 3.75%. Interest payments on advances made under the loan agreement are due and payable in arrears on the first calendar day of each month during the term of the loan agreement. Amounts borrowed under the loan agreement may be repaid and re-borrowed at any time prior to July 11, 2011. There is a non-refundable unused commitment fee equal to 0.50% per annum on the difference between the amount of the revolving line and the average daily balance outstanding thereunder during the term of the loan agreement, payable quarterly in arrears. The loan agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the loan agreement.
     Amounts borrowed under the loan agreement are secured by substantially all of our personal property, excluding intellectual property. Under the loan agreement, we are subject to certain affirmative and negative covenants, including limitations on our ability to: undergo certain change of control events; convey, sell, lease, license, transfer or otherwise dispose of assets; create, incur, assume, guarantee or be liable with respect to certain indebtedness; grant liens; pay dividends and make certain other restricted payments; and make investments. In addition, under the loan agreement, we are required to maintain a cash balance with Comerica in an amount of not less than $4.0 million and to maintain any other cash balances with either Comerica or another financial institution covered by a control agreement for the benefit of Comerica. We are also subject to specified financial covenants with respect to a minimum liquidity ratio and, in specified limited circumstances, minimum EBITDA requirements. We believe we have currently met all of our obligations under the loan agreement.
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
     In March 2010, the President signed the Patient Protection and Affordable Care Act, which makes extensive changes to the delivery of health care in the United States. This act includes numerous provisions that affect pharmaceutical companies, some of which are effective immediately and others of which will be taking effect over the next several years. For example, the act seeks to expand health care coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The act will also impose substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit, an annual fee imposed on all manufacturers of brand prescription drugs in the United States, and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics. The act also contains cost-containment measures that could reduce reimbursement levels for health care items and services generally, including pharmaceuticals. It also will require reporting and public disclosure of payments and other transfers of value provided by pharmaceutical companies to physicians and teaching hospitals. These measures could result in decreased net revenues from our pharmaceutical products and decreased potential returns from our development efforts.
     As of March 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Accounting Pronouncements
Pending Adoption of Recent Accounting Pronouncements
     In October 2009, the Emerging Issues Task Force, or EITF, issued authoritative guidance on revenue recognition with regard to multiple element arrangements. The consensus in this recently issued guidance supersedes certain prior guidance and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (i.e., the relative selling-price method). The consensus eliminates the use of the residual method of allocation (i.e., in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration) and requires the relative selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to the issued guidance. This guidance requires both ongoing disclosures regarding an entity’s multiple-element revenue arrangements as well as certain transitional disclosures during periods after adoption. This guidance is effective for the first fiscal year beginning on or after June 15, 2010. We do not expect the adoption of this guidance will have a material impact on our financial statements.
Caution on Forward-Looking Statements
     Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance that are not historical facts are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to maintain and/or increase market demand for, and sales of, the Zegerid® and Glumetza® prescription products, including the potential and timing for launch of generic versions of the Zegerid prescription products; the scope and validity of patent protection for our products, including whether favorable outcomes are obtained in the planned appeal relating to our Zegerid prescription products and the pending litigation concerning the Glumetza prescription products we promote, and our ability to commercialize products without infringing the patent rights of others; whether we are successful in generating revenue under our strategic alliances, including our over-the-counter, or OTC, license agreement with Schering-Plough HealthCare Products, Inc., or Schering-Plough, a subsidiary of Merck & Co., Inc., our license and distribution agreements with Glaxo Group Limited, an affiliate of GlaxoSmithKline plc, and our license agreement with Norgine B.V.; our ability to successfully develop (including successful completion of the ongoing and planned phase III clinical studies) and obtain regulatory approval for our budesonide MMX® and rifamycin SV MMX product candidates in a timely manner or at all; adverse side effects or inadequate therapeutic efficacy of our products or products we promote that could result in product recalls, market withdrawals or product liability claims; competition from other pharmaceutical or biotechnology companies and evolving market dynamics; our ability to further diversify our sources of revenue and product portfolio; other difficulties or delays relating to the development, testing, manufacturing and marketing of, and obtaining and maintaining regulatory approvals for, our and our strategic partners’ products; fluctuations in quarterly and annual results; our ability to obtain additional financing as needed to support our operations or future product acquisitions; the impact of healthcare reform legislation and the recent turmoil in the financial markets; and other risks detailed below under Part II — Item 1A — Risk Factors.
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
     Under the terms of our loan agreement with Comerica Bank, or Comerica, the interest rate applicable to any amounts borrowed by us under the credit facility will be, at our election, indexed to either Comerica’s prime rate or the LIBOR rate. If we elect Comerica’s prime rate for all or any portion of our borrowings, the interest rate will be variable, which would expose us to the risk of increased interest expense if interest rates rise. If we elect the LIBOR rate for all or any portion of our borrowings, such LIBOR rate will remain fixed only for a specified, limited period of time after the date of our election, after which we will be required to repay the borrowed amount, or elect a new interest rate indexed to either Comerica’s prime rate or the LIBOR rate. The new rate may be higher than the earlier interest rate applicable under the loan agreement. As of March 31, 2010, the balance outstanding under the credit facility was $10.0 million, and we had elected the “prime rate” plus 0.50% interest rate option, which was 3.75% as of March 31, 2010. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 1% increase or decrease in the interest rate under the loan agreement would not materially affect our interest expense at our current level of borrowing.
     In addition to market risk related to our loan agreement with Comerica, we are exposed to market risk primarily in the area of changes in U.S. interest rates and conditions in the credit markets, particularly because the majority of our investments are in short-term marketable securities. We do not have any material foreign currency or other derivative financial instruments. Our short-term investment securities have consisted of corporate debt securities, government agency securities and U.S. Treasury securities which are classified as available-for-sale and therefore reported on the balance sheet at estimated market value. As of March 31, 2010, our short-term investments also included AAA-rated auction rate securities, or ARS, issued by state municipalities. Our ARS are debt instruments with a long-term maturity and an interest rate that is reset in short-term intervals through auctions. The conditions in the global credit markets have prevented many investors from liquidating their holdings of ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.
     Due to conditions in the global credit markets, our ARS, representing a par value of approximately $2.5 million at March 31, 2010, had insufficient demand resulting in multiple failed auctions since early 2008. As a result, these affected securities are currently not liquid.

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
     Par Pharmaceutical, Inc. — Zegerid® Patent Litigation
     On April 14, 2010, the U.S. District Court for the District of Delaware ruled that five patents covering Zegerid Capsules and Zegerid Powder for Oral Suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772) are invalid due to obviousness. These patents were the subject of lawsuits we filed in 2007 against Par Pharmaceutical, Inc., or Par, for infringement. The University of Missouri, licensor of the patents, was joined in the litigation as a co-plaintiff. The lawsuits were filed in response to abbreviated new drug applications, or ANDAs, filed by Par with the U.S. Food and Drug Administration, or FDA, regarding Par’s intent to market generic versions of our Zegerid prescription products prior to the July 2016 expiration of the asserted patents.
     We plan to file an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit by no later than May 21, 2010, which is 30 days following the date of judgment entry. Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the timing or outcome of the appeal.
     We are also not able to predict the timing of launch of one or more generic versions of our Zegerid prescription products. To our knowledge, prior to the District Court’s ruling, Par had received tentative approval from the FDA of its generic version of Zegerid Capsules, but had not received tentative approval from the FDA of its generic version of Zegerid Powder for Oral Suspension. We are not able to predict when Par might receive final FDA approval for one or both of these products. We are not aware that any other generic companies have filed for or received approval to market generic versions of our Zegerid prescription products. Subject to receipt of final FDA approval, Par may choose to launch its generic products before the appeal is concluded. Pursuant to FDA rules and regulations, we believe that Par, as the first ANDA filer with respect to our Zegerid prescription products, will have a six-month period of exclusivity from the date it launches its generic products during which all other ANDA filers will not be allowed to market or sell their generic products. After the expiration of this six-month period, additional FDA-approved generic versions, if any, of these Zegerid products may become available.
     The District Court’s ruling could result in one or more generic versions of Zegerid Capsules and/or Zegerid Powder for Oral Suspension being launched in the near term, before the outcome of the planned appeal and/or before the expiration of the applicable patents in July 2016, which would adversely impact sales of these products and have a negative impact on our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows. In connection with the potential for generic launch, we are currently assessing plans to cease promotion of our Zegerid prescription products and significantly restructure and reduce our commercial organization and other impacted operations. In addition, we are preparing to launch an authorized generic version of our Zegerid prescription products, however, we cannot be certain of the degree to which this strategy will be successful.
     The District Court’s ruling also negatively impacts the patent protection for the products being commercialized in the U.S. and its territories pursuant to our over-the-counter license with Schering-Plough HealthCare Products, Inc., a subsidiary of Merck & Co., Inc., and our distribution agreement with Glaxo Group Limited, an affiliate of GlaxoSmithKline, plc, or GSK, for Puerto Rico and the U.S. Virgin Islands, which in turn may impact the amount of, or our ability to receive, milestone payments and royalties under these agreements. The ruling may also negatively impact the patent protection for the products being commercialized pursuant to our ex-US licenses with GSK and Norgine B.V. Although the U.S. ruling is not binding in countries outside the U.S., similar challenges to those raised in the U.S. litigation may be raised in territories outside the U.S.
     Regardless of how the litigation is ultimately resolved, the litigation has been and will continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on our business.
     University of Missouri — Application for Patent Reissue
     In December 2007, the University of Missouri filed an Application for Reissue of U.S. Patent No. 5,840,737, or the ‘737 patent, with the U.S. Patent and Trademark Office, or PTO. The ‘737 patent is one of six issued patents listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, for Zegerid Powder for Oral Suspension. The ‘737 patent is not one of the four patents listed in the Orange Book for Zegerid Capsules. It is not feasible to predict the impact that the reissue proceeding may have on the scope and validity of the ‘737 patent claims. If the claims of the ‘737 patent ultimately are narrowed substantially or invalidated by the PTO, the extent of the patent coverage afforded to our Zegerid family of products could be further impaired, which could potentially harm our business and operating results. In addition, we expect the University of Missouri will disclose to the PTO the District Court’s ruling described above, and we cannot predict the impact such disclosure will have on the reissue proceedings.
     C.B. Fleet Co., Inc. — Phospho-soda® Product Liability Litigation
     In October 2009, we became aware of two lawsuits filed by individual plaintiffs in Ohio state court relating to C.B. Fleet Co., Inc., or Fleet, and claiming injuries purportedly caused by Fleet’s Phospho-soda®, sodium phosphate oral solution product. The complaints name Fleet, Santarus, the Cleveland Clinic Foundation, the Research Foundation of the American Society of Colon and Rectal Surgeons, the Society of American Gastrointestinal and Endoscopic Surgeons and several other individuals as defendants. The complaints allege, among other things, that the defendants fraudulently concealed, misrepresented and suppressed material medical and scientific information about Fleet’s Phospho-soda product. The plaintiffs are seeking compensatory damages, exemplary damages, damages for loss of consortium, damages under the Ohio Consumer Protection Act, and attorneys’ fees and expenses. We co-promoted Fleet’s Phospho-soda® EZ-Prep™ Bowel Cleansing System, a different sodium phosphate oral solution product manufactured by Fleet, under a co-promotion agreement, which we and Fleet entered into in August 2007 and which expired in October 2008. In November 2009, we filed notices to remove the lawsuits to the United States District Court for the Northern District of Ohio, and plaintiffs filed motions to remand the actions back to Ohio state court. In April 2010, we filed motions requesting that we be dismissed from these lawsuits, as well as responses to plaintiffs’ motions to remand.
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
     Depomed, Inc. — Glumetza Patent Litigation
     In November 2009, Depomed, Inc., or Depomed, filed a lawsuit in the United States District Court for the Northern District of California against Lupin Limited and its wholly-owned subsidiary, Lupin Pharmaceutical, Inc., collectively referred to herein as Lupin, for infringement of the patents listed in the Orange Book for Glumetza. The lawsuit is in response to an ANDA and Paragraph IV certification filed with the FDA by Lupin regarding Lupin’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the Orange Book patents. Depomed commenced the lawsuit within the required 45 day time period, automatically placing a stay on the FDA from approving Lupin’s proposed generic products for 30 months or until a decision is rendered by the District Court, which is adverse to the Orange Book patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in May 2012. Lupin has prepared and filed an answer in the case, principally asserting non-infringement and invalidity, and has also filed counterclaims. Discovery is underway and a hearing for claim construction, or Markman hearing, is scheduled for January 2011.
     Under the terms of our promotion agreement with Depomed, Depomed has assumed responsibility for managing and paying for this action, subject to certain consent rights held by us regarding any potential settlements or other similar types of dispositions. Although Depomed has indicated that it intends to vigorously defend and enforce its patent rights, we are not able to predict the timing or outcome of this action.

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

     In the near-term, the success of our business will depend on many factors, including:
•	Our ability to continue to generate sales of our Zegerid® (omeprazole/sodium bicarbonate) Capsules and Powder for Oral Suspension prescription products and the potential and timing for launch of generic versions of these products by Par Pharmaceutical, Inc., or Par, following the recent District Court ruling that five patents covering those products are invalid due to obviousness;
•	our ability to maintain and increase market demand for, and sales of, the Glumetza® (metformin hydrochloride extended release tablets) prescription products we promote;
•	our ability to maintain patent protection for our products, including whether favorable outcomes are obtained in the planned appeal relating to our Zegerid prescription products and the pending litigation concerning the Glumetza prescription products we promote;
•	our ability to successfully progress the development (including successful completion of the ongoing and planned phase III clinical studies), obtaining regulatory approval for and advancing the commercialization of our development product candidates, budesonide MMX® and rifamycin SV MMX;
•	our ability to achieve continued progress under our strategic alliances, including our over-the-counter, or OTC, license agreement with Schering-Plough HealthCare Products, Inc., or Schering-Plough, a subsidiary of Merck & Co., Inc., our license and distribution agreements with Glaxo Group Limited, an affiliate of GlaxoSmithKline plc, or GSK, and our license agreement with Norgine B.V., or Norgine, and the potential for early termination of, or reduced payments under, these agreements; and
•	our ability to in-license or acquire additional products, including our ability to in-license or acquire such products on favorable terms or at all, the impact of any such transactions on our financial resources and our ability to successfully integrate any potential new products into our existing operations.
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
Risks Related to Our Business and Industry
We are likely to face significant generic competition in the near future for our Zegerid products as a result of a negative district court ruling in our patent litigation, which would adversely impact sales of these products and could negatively impact our overall financial results and strategic alliances.
     On April 14, 2010, the U.S. District Court for the District of Delaware ruled that five patents covering Zegerid Capsules and Zegerid Powder for Oral Suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772) are invalid due to obviousness. These patents were the subject of lawsuits we filed in 2007 against Par Pharmaceutical, Inc., or Par, for infringement. The University of Missouri, licensor of the patents, was joined in the litigation as a co-plaintiff. The lawsuits were filed in response to abbreviated new drug applications, or ANDAs, filed by Par with the U.S. Food and Drug Administration, or FDA, regarding Par’s intent to market generic versions of our Zegerid prescription products prior to the July 2016 expiration of the asserted patents. We plan to file an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit by no later than May 21, 2010, which is 30 days following the date of judgment entry. Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the timing or outcome of the appeal.
     We are also not able to predict the timing of launch of one or more generic versions of our Zegerid prescription products. To our knowledge, prior to the District Court’s ruling, Par had received tentative approval from the FDA of its generic version of Zegerid Capsules, but had not received tentative approval from the FDA of its generic version of Zegerid Powder for Oral Suspension. We are not able to predict when Par might receive final FDA approval for one or both of these products. We are not aware that any other generic companies have filed for or received approval to market generic versions of our Zegerid prescription products. Subject to receipt of final FDA approval, Par may choose to launch its generic products before the appeal is concluded. Pursuant to FDA rules and regulations, we believe that Par, as the first ANDA filer with respect to our Zegerid prescription products, will have a six-month period of exclusivity from the date it launches its generic products during which all other ANDA filers will not be allowed to market or sell their generic products. After the expiration of this six-month period, additional FDA-approved generic versions, if any, of these Zegerid products may become available.
     The District Court’s ruling could result in one or more generic versions of Zegerid Capsules and/or Zegerid Powder for Oral Suspension being launched in the near term, before the outcome of the planned appeal and/or before the expiration of the applicable patents in July 2016, which would adversely impact sales of these products and have a negative impact on our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows. Even if physicians prescribe Zegerid products, third-party payors and pharmacists can substitute generic versions of Zegerid, once they become available. In many cases, insurers and other healthcare payment organizations encourage the use of less expensive generic brands through their prescription benefits coverage and payment or reimbursement policies. Insurers and other healthcare payment organizations may make generic alternatives of Zegerid more attractive to patients by providing different amounts of coverage or out-of-pocket expenses so that the net cost of the generic product to the patient is less than the net cost of our branded product. In connection with the potential for generic launch, we are currently assessing plans to cease promotion of our Zegerid prescription products and significantly restructure and reduce our commercial organization and other impacted operations. In addition, we are preparing to launch an authorized generic version of our Zegerid prescription products, however, we cannot be certain of the degree to which this strategy will be successful. Even if an authorized generic version of our Zegerid prescription products is offered for sale, we would expect the authorized generic products’ market share to be less than the existing market share for our Zegerid prescription products, and we would expect to receive only a portion of the gross margin on sales of the authorized generic products as opposed to the entire gross margin on sales of our existing Zegerid prescription products.
     The District Court’s ruling also negatively impacts the patent protection for the products being commercialized in the U.S. and its territories pursuant to our over-the-counter license with Schering-Plough and our distribution agreement with GSK for Puerto Rico and the U.S. Virgin Islands, which in turn may impact the amount of, or our ability to receive, milestone payments and royalties under our agreements with these strategic partners. The ruling may also negatively impact the patent protection for the products being commercialized pursuant to our ex-US licenses with GSK and Norgine. Although the U.S. ruling is not binding in countries outside the U.S., similar challenges to those raised in the U.S. litigation may be raised in territories outside the U.S.
     In addition to the risks associated with the potential for generic competition, our ability to maintain sales of our Zegerid prescription products may also be impacted by various long-standing commercial risks, including risks associated with: the effectiveness of our promotional efforts; our ability to obtain greater acceptance of the products by physicians and patients and obtain and maintain distribution at the retail level; the availability of adequate levels of reimbursement coverage for our products from third-party payors; our ability to establish and maintain agreements with wholesalers and distributors on commercially reasonable terms; and the performance of third-party manufacturers and our ability to maintain commercial manufacturing arrangements necessary to meet commercial demand for the products. The occurrence of adverse side effects or inadequate therapeutic efficacy of the Zegerid products, and any resulting product liability claims or product recalls, could also impact our ability to increase sales of these products. As a result, we cannot be certain that we will be able to maintain sales of our Zegerid prescription products. If we are unable to maintain such sales, we may be unable to generate sufficient revenues to grow our business and sustain profitability, and our business, financial condition and results of operations will be materially adversely affected.
As a result of recent developments relating to our Zegerid patent litigation, we may choose to significantly restructure and reduce our commercial organization and other impacted operations.
     The District Court’s ruling in our patent litigation with Par could result in one or more generic versions of Zegerid Capsules and/or Zegerid Powder for Oral Suspension being launched in the near term, before the outcome of the planned appeal and/or before the expiration of the applicable patents in July 2016, which would adversely impact sales of these products and have a negative impact on our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows. In connection with the potential for generic launch, we are currently assessing plans to cease promotion of our Zegerid prescription products and significantly restructure and reduce our commercial organization and other impacted operations. A restructuring of our operations would include a workforce reduction, which would require us to incur significant severance and other restructuring expenses before we realize any longer term cost savings. In addition, a workforce reduction would reduce our sales force capabilities and result in a reduced commercial presence with physicians due to smaller personnel resources and may also impact the productivity of our remaining sales force. We may also lose future potential partnering opportunities for both commercial-stage and development-stage products due to the perception by potential pharmaceutical industry partners that our operations are less robust. Although we are currently evaluating our alternatives to reduce operating expenses, we cannot be certain that any future restructuring will allow us to preserve sufficient cash resources to fund our operations as planned.
We are dependent upon our ability to maintain and increase sales of the Glumetza prescription products as a source of revenue.
     Our ability to maintain and increase sales of the Glumetza products we promote will depend on several factors, including:
•	whether a favorable outcome is obtained in the pending patent infringement lawsuit relating to Glumetza;
•	our ability to successfully maintain and increase market demand for, and sales of, the Glumetza prescription products through the promotional efforts of our field sales representatives;
•	the potential to obtain greater acceptance of the products by physicians and patients and obtain and maintain distribution at the retail level;
•	the occurrence of adverse side effects or inadequate therapeutic efficacy of the Glumetza products, and any resulting product liability claims or product recalls;
•	the availability of adequate levels of reimbursement coverage for the products from third-party payors, particularly in light of the availability of other branded and generic competitive products; and
•	the performance of third-party manufacturers and our ability to maintain commercial manufacturing arrangements necessary to meet commercial demand for the products.
     We promote the Glumetza products under a promotion agreement that we entered into with Depomed, Inc., or Depomed, in July 2008. As a result, our ability to increase sales of the Glumetza products is also subject to risks associated with that agreement, including the potential for termination of the promotion arrangement and Depomed’s ability to maintain commercial supply and patent protection for the Glumetza products. In addition, if our Zegerid promotional efforts are negatively impacted by generic competition, we currently plan to cease promotion of our Zegerid prescription products and significantly restructure and reduce our commercial organization and other impacted operations, which in turn could reduce the level of our promotional effort on Glumetza and our revenues.
     We cannot be certain that our continued marketing of the Glumetza products will result in increased demand for, and sales of, those products. If we fail to successfully commercialize the Glumetza products, we may be unable to generate sufficient revenues to grow our business and sustain profitability, and our business, financial condition and results of operations would be adversely affected.
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
     Budesonide MMX is currently being evaluated for the treatment of ulcerative colitis in a phase III clinical program. Two multicenter, double-blind phase III clinical studies to evaluate budesonide MMX for the induction of remission in patients with mild or moderate active ulcerative colitis are underway in North America and Europe, both of which are intended to support U.S. regulatory approval. Enrollment in the European phase III clinical study induction phase was completed in December 2009 and enrollment in the U.S. clinical program induction phase was completed in March 2010. Additionally, up to approximately 150 patients from the European and U.S. programs are expected to continue in a 12-month, double-blind, extended use study, the results of which the FDA requested be included in the phase III clinical program to support a U.S. regulatory submission.
     We currently anticipate that we will have preliminary results from both the European phase III clinical program and the U.S. phase III clinical program, excluding the extension study, in July or August 2010. Assuming successful and timely completion of the phase III clinical program and extension study, we plan to submit an NDA for budesonide MMX to the FDA in the second half of 2011.
     We plan to initiate a phase III clinical program evaluating rifamycin SV MMX in patients with travelers’ diarrhea in the second quarter of 2010. Assuming timely and successful completion of the first study, we plan to initiate a second phase III clinical study in travelers’ diarrhea in the first half of 2011. It is anticipated that a European phase III clinical study in the same indication will be conducted by Cosmo’s European partner Dr. Falk Pharma GmbH, or Dr. Falk. Assuming successful and timely completion of the phase III clinical program, Santarus and Dr. Falk plan to share their clinical data for inclusion in each company’s respective regulatory submissions, and Santarus plans to submit an NDA for rifamycin SV MMX to the FDA in 2012.
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

In addition, each of the two ongoing phase III clinical studies is evaluating two dosage strengths of budesonide MMX. Each study was statistically powered at 80 percent, and the goal of the primary statistical analysis will be to evaluate the incidence of clinical remission after eight weeks using a p-value of 0.025 to assess whether a treatment difference in clinical remission is achieved between the budesonide MMX treatment groups and placebo. As a result of the study design, there may be a higher degree of uncertainty regarding the potential outcome of the phase III clinical studies.
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
     As an integral component of our clinical development programs, we engage clinical investigators and clinical research organizations, or CROs, to enroll patients and conduct and manage our clinical studies, including CROs located both within and outside the U.S. In addition, it is anticipated that U.S. regulatory approval for each of the budesonide MMX and rifamycin SV MMX product candidates will be supported in part by clinical studies being conducted by Cosmo or its European partners, in addition to the clinical studies that we will oversee or conduct. As a result, many key aspects of this process have been and will be out of our direct control. If the CROs and other third parties that we rely on for patient enrollment and other portions of our clinical studies fail to perform the clinical studies in a timely and satisfactory manner and in compliance with applicable U.S. and foreign regulations, we could face significant delays in completing our clinical studies or we may be unable to rely in the future on the clinical data generated. If these clinical investigators and CROs do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our patient enrollment criteria, our clinical protocols, regulatory requirements or for other reasons, our clinical studies may be extended, delayed or terminated, we may be required to repeat one or more of our clinical studies and we may be unable to obtain or maintain regulatory approval for or successfully commercialize our products.
Our ability to generate revenues also depends on the success of our strategic alliances with GSK, Schering-Plough and Norgine, many aspects of which are out of our control.
     Our ability to generate revenues in the longer term will also depend on whether our strategic alliances with GSK, Schering-Plough and Norgine lead to the successful commercialization of additional omeprazole products using our proprietary proton pump inhibitor, or PPI, technology, and we cannot be certain that we will receive any additional milestone payments or sales-based royalties from these alliances. In October 2006, we entered into an OTC license agreement with Schering-Plough, pursuant to which we granted exclusive rights under our proprietary PPI technology to develop, manufacture, market and sell omeprazole products for the OTC market in the U.S. and Canada. Schering-Plough received FDA approval to market Zegerid OTC™ (omeprazole 20 mg/sodium bicarbonate 1100 mg capsules), its first Zegerid formulation under the license agreement, in December 2009. Schering-Plough commenced commercial sales of Zegerid OTC in March 2010. In November 2007, we entered into a license agreement and a distribution agreement granting exclusive rights to GSK under our proprietary PPI technology to develop, manufacture and commercialize prescription and OTC products in up to 114 specified countries within Africa, Asia, the Middle-East, and Central and South America, and to distribute and sell Zegerid brand prescription products in Puerto Rico and the U.S. Virgin Islands. GSK is currently distributing and selling our Zegerid prescription products in Puerto Rico and the U.S. Virgin Islands and is working to prepare the filings necessary to obtain marketing approval authorization in various countries covered by the license agreement. In October 2009, we entered into a license agreement granting certain exclusive rights to Norgine under our proprietary PPI technology to develop, manufacture and commercialize prescription products in specified markets in Western, Central and Eastern Europe and in Israel.
     Under these agreements, we depend on the efforts of Schering-Plough, GSK and Norgine, and we have limited control over their commercialization efforts. We are also subject to the risk of termination of each of these agreements. Schering-Plough may terminate its license agreement in its entirety on 180 days’ prior written notice to us at any time. The Schering-Plough license agreement also may be terminated by either party if the other party is in material breach of its material obligations, subject to certain limitations. The GSK license and distribution agreements may be terminated by either party in the event of the other party’s uncured material breach or bankruptcy or insolvency. In addition, GSK may terminate the license and distribution agreements on six months’ prior written notice to us at any time. The Norgine license agreement may be terminated by either party in the event of the other party’s uncured material breach or bankruptcy or insolvency. In addition, Norgine may terminate the license agreement on 12 months’ prior written notice to us at any time.
     The recent negative District Court ruling in the patent litigation involving our Zegerid prescription products also negatively impacts the patent protection for the products being commercialized in the U.S. and its territories pursuant to our OTC license with Schering-Plough and our distribution agreement with GSK for Puerto Rico and the U.S. Virgin Islands. With regard to our OTC license with Schering-Plough, we are not currently aware that any ANDAs have been filed proposing to market generic versions of Zegerid OTC. With regard to our distribution agreement with GSK, in the event that Par launches generic versions of our Zegerid prescription products, we and GSK have agreed to terminate and wind-down activities under the distribution agreement for Puerto Rico and the U.S. Virgin Islands. The ruling may also negatively impact the patent protection for the products being commercialized pursuant to our ex-US licenses with GSK and Norgine. Although the U.S. ruling is not binding in countries outside the U.S., similar challenges to those raised in the U.S. litigation may be raised in territories outside the U.S.
     We cannot be certain that these strategic partners will continue to devote significant resources to the sale or development of products under the agreements. Any determination by Schering-Plough, GSK or Norgine to cease promotion or development of products under our strategic alliances would limit our potential to receive additional payments under these agreements, and adversely affect our ability to generate sufficient revenues to grow our business and sustain profitability. Even if these strategic partners determine to continue to pursue our alliances, we will only receive specified milestone payments and royalties on net sales and may not enjoy the same financial rewards as we would have had we developed and launched the related products ourselves. In addition, the royalties payable to us under our license agreement with Schering-Plough are subject to reduction in the event it is ultimately determined by the courts (with the decision being unappealable or unappealed within the time allowed for appeal) that there is no valid claim of the licensed patents covering the manufacture, use or sale of the Zegerid OTC product and third parties have received marketing approval for, and are conducting bona fide on-going commercial sales of, generic versions of the licensed products. Any of these limitations on our ability to continue to receive anticipated revenue under our strategic alliances could have a material adverse effect on our business, financial condition and results of operations.
Our pending NDA supplement relating to the brand name for our recently approved immediate-release omeprazole tablet product may not be approved by the FDA in a timely manner, or at all, which would adversely impact our ability to commercialize this product.
     In December 2009, the FDA approved our NDA for our new immediate-release omeprazole tablet product, which combines omeprazole with a mix of buffers; however, the FDA has not yet approved a trade name for the new product. We submitted an NDA supplement requesting approval of a proposed trade name that includes the “Zegerid” brand name and anticipate that the FDA will complete its review of this NDA supplement in June 2010. Ultimately, the FDA may not approve our proposed trade name for the tablet product in a timely manner or at all, and we may be forced to utilize a trade name that does not reference the Zegerid family of products. Any failure to obtain FDA approval of our proposed trade name or delay associated with the FDA’s review process could adversely impact our ability to commercialize this product, which in turn could adversely impact our business, financial condition and results of operations. In addition, the recent District Court ruling in our patent litigation involving our Zegerid prescription products negatively impacts the patent coverage for this new tablet product and such ruling and the outcome in our planned appeal may further adversely impact our ability to commercialize this product.
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

     In addition, many of our competitors, either alone or together with their collaborative partners, may have significantly greater experience in:
•	developing prescription and OTC drugs;
•	undertaking preclinical testing and human clinical studies;
•	formulating and manufacturing drugs;
•	obtaining FDA and other regulatory approvals of drugs;
•	launching, marketing, distributing and selling drugs; and
•	enforcing and maintaining patent rights.
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
Our marketed products currently compete with many other drug products and will likely soon face competition from generic equivalents, which will negatively impact our market share and limit our ability to generate revenues.
     Our Zegerid prescription products compete with many other products, including:
•	branded PPI prescription products (such as Nexium®, Aciphex® and Kapidex™/Dexliant™);
•	generic PPI prescription products (such as delayed-release omeprazole, delayed-release lansoprazole and delayed-release pantoprazole);
•	OTC PPI products (such as Prilosec OTC®, Prevacid® 24HR and store-brand versions); and
•	other prescription and/or OTC acid-reducing agents (such as histamine-2 receptor antagonists and antacids).
     In addition, the April 2010 invalidity ruling in our litigation relating to our Zegerid prescription products may result in one or more generic versions of Zegerid Capsules and/or Zegerid Powder for Oral Suspension being launched in the near future, before the outcome of the planned appeal and/or before the expiration of the applicable patents in July 2016, which would adversely impact sales of these products and have a negative impact on our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.
     Furthermore, the availability of Zegerid OTC and any other products developed by Schering-Plough using our proprietary PPI technology for the U.S. OTC market could decrease demand or negatively impact reimbursement coverage for our prescription products in the U.S. In addition, various companies are developing new products that may compete with our Zegerid prescription and OTC products in the future, including new PPIs, motility agents, reversible acid inhibitors, cytoprotective compounds and products that act on the lower esophageal sphincter, or LES.

     Similarly, the Glumetza prescription products compete with many other products, including:
•	other branded immediate-release and extended-release metformin products (such as Fortamet®, Glucophage® and Glucophage XR®);
•	generic immediate-release and extended-release metformin products; and
•	other prescription diabetes treatments.
     In addition, various companies are developing new products that may compete with the Glumetza products in the future. For example, Depomed has announced that it has licensed rights to Merck to develop products combining sitagliptin, the active ingredient in Merck’s Januvia® product, with extended-release metformin utilizing Depomed’s extended-release technology. The Glumetza prescription products are also the subject of a pending ANDA and related patent infringement litigation. If the litigation is resolved unfavorably to our licensor, Depomed, we may face competition from generic versions of 500 mg and 1000 mg dosage strengths of Glumetza prior to patent expiry.
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
     In many cases, insurers and other healthcare payment organizations encourage the use of less expensive alternative generic brands and OTC products through their prescription benefits coverage and reimbursement policies. For example, in the case of our Zegerid prescription products, the availability of generic prescription and OTC PPI products has created, and will continue to create, a competitive reimbursement environment. The potential availability of generic bioequivalent products to our Zegerid products will likely further limit our ability to obtain adequate reimbursement. Insurers and other healthcare payment organizations frequently make the generic or OTC alternatives more attractive to the patient by providing different amounts of reimbursement so that the net cost of the generic or OTC product to the patient is less than the net cost of a prescription branded product. Aggressive pricing policies by our generic or OTC product competitors and the prescription benefit policies of insurers could have a negative effect on our product revenues and profitability. In addition, even though we are eligible to receive sales-based royalties on OTC products under our Zegerid OTC license agreement with Schering-Plough, those potential revenues could be offset by the impact of lost sales of our prescription products to the extent the OTC products are preferred by customers over our current prescription products.

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
     If our Zegerid products or any other products are not included within an adequate number of formularies or adequate payment or reimbursement levels are not provided, or if those policies increasingly favor generic products, we will have difficulty sustaining market acceptance of our products and our business will be materially adversely affected.
We depend on a limited number of wholesaler customers for retail distribution of our Zegerid products, and if we lose any of our significant wholesaler customers, our business could be harmed.
     Our wholesaler customers for our Zegerid products include some of the nation’s leading wholesale pharmaceutical distributors, such as Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, and major drug chains. Sales to Cardinal, McKesson and AmerisourceBergen accounted for approximately 27%, 24% and 15%, respectively, of our annual revenues during 2009 and 30%, 22% and 17%, respectively, of our revenues for the three months ended March 31, 2010. The loss of any of these wholesaler customers’ accounts or a material reduction in their purchases could harm our business, financial condition or results of operations. In addition, we may face pricing pressure from our wholesaler customers.
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
     For our Zegerid prescription products, we currently rely on Norwich Pharmaceuticals, Inc., located in New York, as the sole third-party manufacturer of Zegerid Capsules. In addition, we rely on a single third-party manufacturer, Patheon Inc., using a manufacturing facility located in Canada, for the supply of Zegerid Powder for Oral Suspension. We recently amended our agreement with Patheon to provide that Patheon will serve as a second commercial supplier of Zegerid Capsules, and we are performing certain activities to qualify Patheon as a supplier for this product, which will ultimately require regulatory approval of an NDA supplement. We currently rely on a single third-party supplier located outside of the U.S., Union Quimico Farmaceutica, S.A., or Uquifa, for the supply of omeprazole, which is an active pharmaceutical ingredient in each of our current Zegerid products. We are obligated under our supply agreement with Uquifa to purchase all of our requirements of omeprazole from this supplier.
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
     The Patient Protection and Affordable Care Act, enacted in 2010, imposes new reporting and disclosure requirements for pharmaceutical and device manufacturers with regard to payments or other transfers of value made to physicians and teaching hospitals, effective March 30, 2013. Such information will be made publicly available in a searchable format beginning September 30, 2013. In addition, pharmaceutical and device manufacturers will also be required to report and disclose investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to $150,000 per year (and up to $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission.
     If not preempted by this federal law, several states require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in the states. Other states prohibit providing various other marketing related activities. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, certain states, such as California, Nevada, and Massachusetts, require pharmaceutical companies to implement compliance programs or marketing codes. Currently, several additional states are considering similar proposals. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
We are subject to new legislation, regulatory proposals and managed care initiatives that may increase our costs and adversely affect our ability to market our products.
     In March 2010, the President signed the Patient Protection and Affordable Care Act, which makes extensive changes to the delivery of health care in the United States. This act includes numerous provisions that affect pharmaceutical companies, some of which are effective immediately and others of which will be taking effect over the next several years. For example, the act seeks to expand health care coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The act will also impose substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit, an annual fee imposed on all manufacturers of brand prescription drugs in the United States, and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics. The act also contains cost-containment measures that could reduce reimbursement levels for health care items and services generally, including pharmaceuticals. It also will require reporting and public disclosure of payments and other transfers of value provided by pharmaceutical companies to physicians and teaching hospitals. These measures could result in decreased net revenues from our pharmaceutical products and decreased potential returns from our development efforts.
     In addition, there have been a number of other legislative and regulatory proposals aimed at changing the pharmaceutical industry. These include proposals to permit reimportation of pharmaceutical products from other countries and proposals concerning safety matters. For example, in an attempt to protect against counterfeiting and diversion of drugs, a bill was introduced in the previous Congress that would establish an electronic drug pedigree and track-and-trace system capable of electronically recording and authenticating every sale of a drug unit throughout the distribution chain. The sponsors of that bill have stated that they intend to reintroduce a similar bill in the current Congress. California has already enacted legislation that requires development of an electronic pedigree to track and trace each prescription drug at the saleable unit level through the distribution system (an electronic pedigree would be generated by the attachment of a device incorporating a unique identifier to each container of prescription drugs, which would be read electronically and tracked through a database as it passes through each stage of the distribution chain). California’s electronic pedigree requirement is scheduled to take effect beginning in January 2015. Compliance with California and any future federal or state electronic pedigree requirements will likely require an increase in our operational expenses and will likely be administratively burdensome. As a result of these and other new proposals, we may determine to change our current manner of operation, provide additional benefits or change our contract arrangements, any of which could have a material adverse effect on our business, financial condition and results of operations.
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

     In October 2009, we became aware of two lawsuits filed by individual plaintiffs in Ohio state court relating to C.B. Fleet Co., Inc., or Fleet, and claiming injuries purportedly caused by Fleet’s Phospho-soda®, sodium phosphate oral solution product. The complaints name Fleet, Santarus, the Cleveland Clinic Foundation, the Research Foundation of the American Society of Colon and Rectal Surgeons, the Society of American Gastrointestinal and Endoscopic Surgeons and several other individuals as defendants. The complaints allege, among other things, that the defendants fraudulently concealed, misrepresented and suppressed material medical and scientific information about Fleet’s Phospho-soda product. The plaintiffs are seeking compensatory damages, exemplary damages, damages for loss of consortium, damages under the Ohio Consumer Protection Act, and attorneys’ fees and expenses. We co-promoted Fleet’s Phospho-soda® EZ-Prep™ Bowel Cleansing System, a different sodium phosphate oral solution product manufactured by Fleet, under a co-promotion agreement, which we and Fleet entered into in August 2007 and which expired in October 2008. In November 2009, we filed notices to remove the lawsuits to the United States District Court for the Northern District of Ohio, and plaintiffs filed motions to remand the actions back to Ohio state court. In April 2010, we filed motions requesting that we be dismissed from these lawsuits, as well as responses to plaintiffs’ motions to remand.
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
     We are a small company and, as of March 31, 2010, had 339 employees. Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical, manufacturing, product development, business development and sales and marketing personnel. We, as well as inVentiv, our contract sales provider, may not be able to recruit and retain qualified personnel in the future, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Furthermore, the perception that we may find it necessary or advisable to implement a corporate restructuring stemming from the District Court ruling in our patent litigation with Par, including the potential for a significant restructuring and reduction of our commercial organization and other impacted operations, may make it even more difficult for us to attract, retain and motivate personnel, including our field sales representatives.
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
Our future growth may depend on our ability to identify and in-license or acquire additional products, and if we do not successfully do so, or otherwise fail to integrate any new products into our operations, we may have limited growth opportunities.
     We are seeking to acquire or in-license products, businesses or technologies that we believe are a strategic fit with our business strategy. Future in-licenses or acquisitions, however, may entail numerous operational and financial risks, including:
•	exposure to unknown liabilities;
•	disruption of our business and diversion of our management’s time and attention to develop acquired products or technologies;
•	a reduction of our current financial resources;
•	difficulty or inability to secure financing to fund development activities for such acquired or in-licensed technologies;
•	incurrence of substantial debt or dilutive issuances of securities to pay for acquisitions; and
•	higher than expected acquisition and integration costs.
     We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. In particular, we may compete with larger pharmaceutical companies and other competitors in our efforts to establish new collaborations and in-licensing opportunities. These competitors likely will have access to greater financial resources than us and may have greater expertise in identifying and evaluating new opportunities. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts.
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
     We may not be successful in securing or maintaining proprietary or patent protection for our products, and protection that we have and do secure may be challenged and possibly lost. In addition, our competitors may develop products similar to ours using methods and technologies that are beyond the scope of our intellectual property rights. Other drug companies may challenge the scope, validity and enforceability of our patent claims and may be able to develop generic versions of our products if we are unable to maintain our proprietary rights. For example, our ability to maintain patent protection for our products, including whether favorable outcomes are obtained in the planned appeal relating to our Zegerid prescription products and the pending litigation concerning the Glumetza prescription products we promote, as further described below, could result in introduction of generic versions of these products prior to the patents expiring. It is also possible that other generic drug makers will attempt to introduce generic versions of our Zegerid products or the Glumetza products prior to the expiration of the applicable patents. We also may not be able to protect our intellectual property rights against third-party infringement, which may be difficult to detect.
     Zegerid Products and Related PPI Technology and Pending Patent Litigation
     We have entered into an exclusive, worldwide license agreement with the University of Missouri for patents and pending patent applications relating to specific formulations of PPIs with antacids and other buffering agents and methods of using these formulations. Currently, there are six issued U.S. patents that provide coverage for our Zegerid products (U.S. Patent Nos. 5,840,737; 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772), all of which are subject to the University of Missouri license agreement. There are also several pending U.S. patent applications relating to our Zegerid products and technology, some of which are subject to the University of Missouri license agreement and some of which we own. The issued patents generally cover pharmaceutical compositions combining PPIs with buffering agents, such as antacids, and methods of treating GI disorders by administering solid or liquid forms of such compositions, and each of the patents expires in July 2016. In addition to the U.S. patent coverage, several international patents have been issued, including in Australia, Austria, Belgium, Canada, Cyprus, Denmark, Finland, France, Germany, Greece, Ireland, Israel, Italy, Luxembourg, Mexico, Monaco, Netherlands, New Zealand, Poland, Portugal, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Turkey and the United Kingdom, all of which are subject to the University of Missouri license agreement. There are also several pending international patent applications, some of which are subject to the University of Missouri license agreement and some of which we own. The issued claims in these international patents vary between the different countries and include claims covering pharmaceutical compositions combining PPIs with buffering agents and the use of these compositions in the manufacture of drug products for the treatment of GI disorders.
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
     Par Pharmaceutical, Inc. — Zegerid® Patent Litigation
     On April 14, 2010, the U.S. District Court for the District of Delaware ruled that five patents covering Zegerid Capsules and Zegerid Powder for Oral Suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772) are invalid due to obviousness. These patents were the subject of lawsuits we filed in 2007 against Par for infringement. The University of Missouri, licensor of the patents, was joined in the litigation as a co-plaintiff. The lawsuits were filed in response to ANDAs filed by Par with the FDA regarding Par’s intent to market generic versions of our Zegerid prescription products prior to the July 2016 expiration of the asserted patents.
     We plan to file an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit by no later than May 21, 2010, which is 30 days following the date of judgment entry. Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the timing or outcome of the appeal.
     We are also not able to predict the timing of launch of one or more generic versions of our Zegerid prescription products. To our knowledge, prior to the District Court’s ruling, Par had received tentative approval from the FDA of its generic version of Zegerid Capsules, but had not received tentative approval from the FDA of its generic version of Zegerid

Powder for Oral Suspension. We are not able to predict when Par might receive final FDA approval for one or both of these products. We are not aware that any other generic companies have filed for or received approval to market generic versions of our Zegerid prescription products. Subject to receipt of final FDA approval, Par may choose to launch its generic products before the appeal is concluded. Pursuant to FDA rules and regulations, we believe that Par, as the first ANDA filer with respect to our Zegerid prescription products, will have a six-month period of exclusivity from the date it launches its generic products during which all other ANDA filers will not be allowed to market or sell their generic products. After the expiration of this six-month period, additional FDA-approved generic versions, if any, of these Zegerid products may become available.
     The District Court’s ruling could result in one or more generic versions of Zegerid Capsules and/or Zegerid Powder for Oral Suspension being launched in the near term, before the outcome of the planned appeal and/or before the expiration of the applicable patents in July 2016, which would adversely impact sales of these products and have a negative impact on our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows. In connection with the potential for generic launch, we are currently assessing plans to cease promotion of our Zegerid prescription products and significantly restructure and reduce our commercial organization and other impacted operations. In addition, we are preparing to launch an authorized generic version of our Zegerid prescription products, however, we cannot be certain of the degree to which this strategy will be successful.
     The District Court’s ruling also negatively impacts the patent protection for the products being commercialized in the U.S. and its territories pursuant to our over-the-counter license with Schering-Plough and our distribution agreement with GSK for Puerto Rico and the U.S. Virgin Islands, which in turn may impact the amount of, or our ability to receive, milestone payments and royalties under our these agreements. The ruling may also negatively impact the patent protection for the products being commercialized pursuant to our ex-US licenses with GSK and Norgine. Although the U.S. ruling is not binding in countries outside the U.S., similar challenges to those raised in the U.S. litigation may be raised in territories outside the U.S.
     Regardless of how the litigation is ultimately resolved, the litigation has been and will continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on our business.
     University of Missouri — Application for Patent Reissue
     In December 2007, the University of Missouri filed an Application for Reissue of U.S. Patent No. 5,840,737, or the ‘737 patent, with the U.S. Patent and Trademark Office, or PTO. The ‘737 patent is one of six issued patents listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, for Zegerid Powder for Oral Suspension. The ‘737 patent is not one of the four patents listed in the Orange Book for Zegerid Capsules. It is not feasible to predict the impact that the reissue proceeding may have on the scope and validity of the ‘737 patent claims. If the claims of the ‘737 patent ultimately are narrowed substantially or invalidated by the PTO, the extent of the patent coverage afforded to our Zegerid family of products could be further impaired, which could potentially harm our business and operating results. In addition, we expect the University of Missouri will disclose to the PTO the District Court’s ruling described above, and we cannot predict the impact such disclosure will have on the reissue proceedings.
     Glumetza Extended Release Tablets and Pending Patent Litigation
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
     Depomed, Inc. — Glumetza Patent Litigation
     In November 2009, Depomed filed a lawsuit in the United States District Court for the Northern District of California against Lupin Limited and its wholly-owned subsidiary, Lupin Pharmaceutical, Inc., collectively referred to herein as Lupin, for infringement of the patents listed in the Orange Book for Glumetza. The lawsuit is in response to an ANDA and Paragraph IV certification filed with the FDA by Lupin regarding Lupin’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the Orange Book patents. Depomed commenced the lawsuit within the required 45 day time period, automatically placing a stay on the FDA from approving Lupin’s proposed generic products for 30 months or until a decision is rendered by the District Court, which is adverse to the Orange Book patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in May 2012. Lupin has prepared and filed an answer in the case, principally asserting non-infringement and invalidity, and has also filed counterclaims. Discovery is underway and a hearing for claim construction, or Markman hearing, is scheduled for January 2011.
     Under the terms of our promotion agreement with Depomed, Depomed has assumed responsibility for managing and paying for this action, subject to certain consent rights held by us regarding any potential settlements or other similar types of dispositions. Although Depomed has indicated that it intends to vigorously defend and enforce its patent rights, we are not able to predict the timing or outcome of this action.
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
Our Zegerid products depend on technology licensed from the University of Missouri and any loss of our license rights would harm our business and affect our ability to market our products.
     Our Zegerid products are based on technology for which patent applications are pending that we have exclusively licensed from the University of Missouri. A loss or adverse modification of our technology license from the University of Missouri would materially harm our ability to develop and commercialize our current Zegerid products and other products based on that licensed technology that we may attempt to develop or commercialize in the future. The University of Missouri may claim that new patents or new patent applications that result from new research performed by the University of Missouri are not part of the licensed technology.
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
     The extent of our future operating losses and our ability to sustain profitability are highly uncertain. We have been engaged in developing and commercializing drugs and have generated significant operating losses since our inception in December 1996. Our commercial activities and continued product development and clinical activities will require significant expenditures. For the three months ended March 31, 2010, we recognized $39.7 million in total revenues, and, as of March 31, 2010, we had an accumulated deficit of $287.1 million. We may incur additional operating losses and capital expenditures as we support the continued marketing of the Zegerid and Glumetza products and any other products we commercialize, and continue our product development and clinical research programs.
     The District Court’s ruling in the patent litigation involving our Zegerid prescription products could result in one or more generic versions of Zegerid Capsules and/or Zegerid Powder for Oral Suspension being launched in the near term, before the outcome of the planned appeal and/or before the expiration of the applicable patents in July 2016, which would adversely impact sales of these products and have a negative impact on our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows. Similarly, any adverse outcome in the pending patent litigation involving Glumetza could also have a negative impact on our financial condition and results of operations.
Our quarterly financial results are likely to fluctuate significantly due to uncertainties about future sales levels for our currently marketed products and future costs associated with our development-stage products.
     Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the commercial success of, and demand for, currently marketed products, as well as the success and costs of our development programs are uncertain and therefore our future prospects are uncertain. The level of our revenues and results of operations at any given time will be based primarily on the following factors:
•	the potential launch of generic versions of Zegerid Capsules and Powder for Oral Suspension by Par stemming from a recent District Court ruling that five patents covering the products are invalid due to obviousness;
•	whether we are able to maintain patent protection for our products, including whether favorable outcomes are obtained in our planned appeal relating to our Zegerid prescription products and a pending patent infringement lawsuit relating to our Glumetza prescription product;
•	commercial success of the Zegerid and Glumetza prescription products;
•	results of clinical studies and other development programs, including the ongoing and planned clinical programs for the budesonide MMX and rifamycin SV MMX product candidates;
•	progress under our strategic alliances with Schering-Plough, GSK and Norgine, including the impact on these alliances from potential generic competition and the potential for early termination of, or reduced payments under, the related agreements;
•	our ability to obtain regulatory approval for any future products we develop or in-license;
•	interruption in the manufacturing or distribution of our products;
•	timing of new product offerings, acquisitions, licenses or other significant events by us, our strategic partners or our competitors;
•	legislative changes, including healthcare reform, affecting the products we may offer or those of our competitors; and
•	the effect of competing technological and market developments.

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
     We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our current operations for at least the next 12 months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed earlier than we expect. Although we do not believe that we will need to raise additional funds to finance our current operations over the next 12 months, we may pursue raising additional funds in connection with licensing or acquisition of new products. Sources of additional funds may include funds generated through equity and/or debt financing.
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
     If an event of default occurs under the loan agreement, we may be unable to borrow additional amounts, and may be required to repay any amounts previously borrowed. The events of default under the loan agreement include, among other things, a material adverse effect on (i) our business operations, condition (financial or otherwise) or prospects, (ii) our ability to repay the obligations under the loan agreement or otherwise perform our obligations under the loan agreement, or (iii) our interest in, or the value, perfection or priority of Comerica’s security interest in the collateral, which generally includes all of our cash and accounts receivable, but excludes intellectual property. At this time, Comerica has not taken any action to declare an event of default under the loan agreement stemming from the Par litigation, but we cannot be certain that Comerica will not seek to declare an event of default in the future for this or another reason. For a description of the loan agreement, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.
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
     Our results of operations could be materially negatively affected by economic conditions generally, both in the U.S. and elsewhere around the world. Continuing concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining residential real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic recession. Domestic and international equity markets continue to experience heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on us. In the event of a continuing market downturn, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may decline. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. Given the current instability of financial institutions, we cannot be assured that we will not experience losses on these deposits.
     In addition, concern about the stability of markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers.
Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.
     As of March 31, 2010, our short-term investments included AAA-rated auction rate securities, or ARS, issued by state municipalities. Our ARS are debt instruments with a long-term maturity and an interest rate that is reset in short-term intervals through auctions. The conditions in the global credit markets have prevented many investors from liquidating their holdings of ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.
     Due to conditions in the global credit markets, our ARS, representing a par value of approximately $2.5 million, had insufficient demand resulting in multiple failed auctions since early 2008. As a result, these affected securities are currently not liquid.
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
     The market prices for securities of specialty biopharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. For example, during the year ended December 31, 2009, the trading prices for our common stock ranged from a high of $5.82 to a low of $1.05, and on April 30, 2010, the closing trading price for our common stock was $3.28. In addition, we have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Furthermore, our loan agreement with Comerica prohibits us from paying dividends. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment.
     The trading price of our common stock may continue to fluctuate substantially as a result of one or more of the following factors:
•	the potential launch of generic versions of Zegerid Capsules and Powder for Oral Suspension by Par stemming from a recent District Court ruling that five patents covering the products are invalid due to obviousness;
•	the outcomes of the planned appeal relating to our Zegerid prescription products and the pending litigation concerning the Glumetza prescription products we promote;
•	announcements concerning our product development programs, results of our clinical studies or status of our regulatory submissions;
•	other announcements concerning our commercial progress and activities, including sales and revenue trends;
•	regulatory developments and related announcements in the U.S., including announcements by the FDA, and foreign countries;
•	developments, including announcements concerning progress, delays or terminations, pursuant to our strategic alliances with GSK, Schering-Plough and Norgine;
•	our entering into licenses, strategic partnerships and similar arrangements, or the termination of such arrangements;
•	other disputes or developments concerning proprietary rights, including patents and trade secrets, litigation matters, and our ability to patent or otherwise protect our products and technologies;
•	conditions or trends in the pharmaceutical and biotechnology industries, including the impact of healthcare reform;
•	fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	changes in, or our failure to meet or exceed, investors’ and securities analysts’ expectations;
•	announcements of technological innovations or new commercial products by us or our competitors;
•	actual or anticipated fluctuations in our or our competitors’ quarterly or annual operating results;
•	announcements concerning borrowings under our loan agreement, takedowns under our existing universal shelf registration statement or other developments relating to the loan agreement, universal shelf registration statement or our other financing activities;
•	acquisition of products or businesses by us or our competitors;
•	announcements made by, or events affecting, our strategic partners, our contract sales force provider, our suppliers or other third parties that provide services to us;
•	litigation and government inquiries; or
•	economic and political factors, including wars, terrorism and political unrest.
Our stock price could decline and our stockholders may suffer dilution in connection with future issuances of equity or debt securities.
     Although we do not believe that we will need to raise additional funds to finance our current operations over the next 12 months, we may pursue raising additional funds in connection with licensing or acquisition of new products. Sources of additional funds may include funds generated through equity and/or debt financing, or through strategic collaborations or licensing agreements. To the extent we conduct substantial future offerings of equity or debt securities, such offerings could cause our stock price to decline. For example, we may issue securities under our existing universal shelf registration statement or we may pursue alternative financing arrangements.
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
     A concentrated number of stockholders hold significant blocks of our outstanding common stock. Sales by our current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. In addition, certain of our executive officers have from time to time established programmed selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for the purpose of effecting sales of common stock, and other employees and affiliates, including our directors and executive officers, may choose to establish similar plans in the future. If any of our stockholders cause securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital.
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
Unregistered Sales of Equity Securities
     Not applicable.
Issuer Purchases of Equity Securities
     Not applicable.

Item 3.	Defaults Upon Senior Securities
     Not applicable.

Item 4.	Reserved

Item 5.	Other Information
     Not applicable.

Item 6.	Exhibits

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

3.3(3)	Certificate of Designations for Series A Junior Participating Preferred Stock

4.1(3)	Form of Common Stock Certificate

4.2(4)	Amended and Restated Investors’ Rights Agreement, dated April 30, 2003, among us and the parties named therein

4.3(4)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated May 19, 2003, among us and the parties named therein

4.4(4)*	Stock Restriction and Registration Rights Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

4.5(4)	Form of Common Stock Purchase Warrant

4.6(3)	Rights Agreement, dated as of November 12, 2004, between us and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Santarus, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

4.7(5)	First Amendment to Rights Agreement, dated as of April 19, 2006, between us and American Stock Transfer & Trust Company

4.8(6)	Second Amendment to Rights Agreement, dated December 10, 2008, between us and American Stock Transfer & Trust Company

4.9(7)	Warrant to Purchase Shares of Common Stock, dated February 3, 2006, issued by us to Kingsbridge Capital Limited

4.10(7)	Registration Rights Agreement, dated February 3, 2006, between us and Kingsbridge Capital Limited

4.11(8)	Registration Rights Agreement, dated December 10, 2008, between us and Cosmo Technologies Limited

4.12(8)	Amendment No. 1 to Registration Rights Agreement, dated April 23, 2009, between us and Cosmo Technologies Limited

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q of Santarus, Inc. for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 13, 2004.

(2)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on December 5, 2008.

(3)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on November 17, 2004.

(4)	Incorporated by reference to the Registration Statement on Form S-1 of Santarus, Inc. (Registration No. 333-111515), filed with the Securities and Exchange Commission on December 23, 2003, as amended.

(5)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on April 21, 2006.

(6)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2008.

(7)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on February 3, 2006.

(8)	Incorporated by reference to the Registration Statement on Form S-3 of Santarus, Inc. (Registration No. 333-156806), filed with the Securities and Exchange Commission on January 20, 2009, as amended.

*	Santarus, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which portions have been omitted and filed separately with the Securities and Exchange Commission.

†	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Santarus, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2010	/s/ Debra P. Crawford
Debra P. Crawford,
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)