Form 10-Q
period 2010-06-30
SANTARUS INC
filed 2010-08-03
CIK 1172480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of July 30, 2010 was 58,564,686.

SANTARUS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Santarus, Inc.
Condensed Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$86,840	$86,129
Short-term investments	12,242	7,815
Accounts receivable, net	15,363	16,253
Inventories, net	1,794	5,336
Prepaid expenses and other current assets	6,001	3,797

Total current assets	122,240	119,330

Long-term restricted cash	1,400	1,400
Property and equipment, net	867	875
Intangible assets, net	9,000	9,750
Other assets	6	6

Total assets	$133,513	$131,361

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$47,736	$58,676
Allowance for product returns	13,886	12,846
Current portion of deferred revenue	—	245

Total current liabilities	61,622	71,767

Deferred revenue, less current portion	2,650	2,678
Long-term debt	10,000	10,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2010 and December 31, 2009; no shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at June 30, 2010 and December 31, 2009; 58,558,790 and 58,344,932 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	6	6
Additional paid-in capital	340,299	337,312
Accumulated other comprehensive income (loss)	1	(1)
Accumulated deficit	(281,065)	(290,401)

Total stockholders’ equity	59,241	46,916

Total liabilities and stockholders’ equity	$133,513	$131,361

See accompanying notes.

Santarus, Inc.
Condensed Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Product sales, net	$32,866	$27,989	$61,876	$55,544
Promotion revenue	8,100	5,641	16,924	10,180
Royalty revenue	708	—	2,378	—
Other license revenue	—	2,217	245	4,933

Total revenues	41,674	35,847	81,423	70,657
Costs and expenses:
Cost of product sales	3,793	2,104	5,366	3,984
License fees and royalties	2,298	1,851	5,258	3,678
Research and development	4,540	3,262	9,557	6,373
Selling, general and administrative	24,928	27,334	51,467	54,052

Total costs and expenses	35,559	34,551	71,648	68,087

Income from operations	6,115	1,296	9,775	2,570
Other income (expense):
Interest income	24	62	46	154
Interest expense	(113)	(115)	(229)	(228)

Total other income (expense)	(89)	(53)	(183)	(74)

Income before income taxes	6,026	1,243	9,592	2,496
Income tax expense	1	122	256	222

Net income	$6,025	$1,121	$9,336	$2,274

Net income per share:
Basic	$0.10	$0.02	$0.16	$0.04

Diluted	$0.10	$0.02	$0.15	$0.04

Weighted average shares outstanding used to calculate net income per share:
Basic	58,459,569	57,919,535	58,408,054	57,870,998
Diluted	61,164,993	58,714,674	61,811,085	58,355,834
See accompanying notes.

Santarus, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
Operating activities
Net income	$9,336	$2,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	938	1,078
Unrealized gain on trading securities, net	(2)	(39)
Stock-based compensation	2,488	2,388
Changes in operating assets and liabilities:
Accounts receivable, net	890	(1,019)
Inventories, net	3,542	(67)
Prepaid expenses and other current assets	(2,204)	(218)
Accounts payable and accrued liabilities	(10,940)	215
Allowance for product returns	1,040	1,186
Deferred revenue	(273)	(4,816)

Net cash provided by operating activities	4,815	982

Investing activities
Purchases of short-term investments	(11,894)	(6,340)
Maturities of short-term investments	5,387	3,538
Redemption of investments	2,100	50
Purchases of property and equipment	(196)	(141)

Net cash used in investing activities	(4,603)	(2,893)

Financing activities
Exercise of stock options	174	44
Issuance of common stock, net	325	331

Net cash provided by financing activities	499	375

Increase (decrease) in cash and cash equivalents	711	(1,536)
Cash and cash equivalents at beginning of the period	86,129	49,886

Cash and cash equivalents at end of the period	$86,840	$48,350

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
     Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for any future periods. For further information, please see the financial statements and related disclosures included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.
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
3. Revenue Recognition
     The Company recognizes revenue when there is persuasive evidence that an arrangement exists, title has passed, the price is fixed or determinable, and collectability is reasonably assured.
     Product Sales, Net. The Company sells Zegerid® (omeprazole/sodium bicarbonate) Capsules and Zegerid Powder for Oral Suspension primarily to pharmaceutical wholesale distributors. The Company is obligated to accept from customers products that are returned within six months of their expiration date or up to 12 months beyond their expiration date. The Company authorizes returns for expired or damaged products in accordance with its return goods policy and procedures. The Company issues credit to the customer for expired or damaged returned product. The Company rarely exchanges product from inventory for returned product. At the time of sale, the Company records its estimates for product returns as a reduction to revenue at full sales value with a corresponding increase in the allowance for product returns liability. Actual returns are recorded as a reduction to the allowance for product returns liability at sales value with a corresponding decrease in accounts receivable for credit issued to the customer.
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
     The Company’s allowance for product returns was $13.9 million as of June 30, 2010 and $12.8 million as of December 31, 2009. In order to provide a basis for estimating future product returns on sales to its customers at the time title transfers, the Company has been tracking its Zegerid products return history by individual production batches from the time of its first commercial product launch of Zegerid Powder for Oral Suspension 20 mg in late 2004, taking into consideration product expiration dating and estimated inventory levels in the distribution channel. The Company recognizes product sales at the time title passes to its customers, and the Company provides for an estimate of future product returns at that time based upon these historical product returns trends, analysis of product expiration dating and inventory levels in the distribution channel, and the other factors discussed above. There may be a significant time lag between the date the Company determines the estimated allowance and when it receives the product return and issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods.
     The Company’s allowance for rebates, chargebacks and other discounts was $31.5 million as of June 30, 2010 and $34.7 million as of December 31, 2009. These allowances reflect an estimate of the Company’s liability for rebates due to managed care organizations under specific contracts, rebates due to various organizations under Medicare contracts and regulations, chargebacks due to various organizations purchasing the Company’s products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. The Company estimates its liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, the Company evaluates its outstanding contracts and applies the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, the Company projects the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by the Company and/or its competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date the Company determines the estimated allowance and when the Company makes the contractual payment or issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods.
     In late June 2010, the Company began selling an authorized generic version of its prescription Zegerid Capsules under a Distribution and Supply Agreement (the “Distribution Agreement”) with Prasco, LLC (“Prasco”). Prasco has agreed to purchase all of its authorized generic product requirements from the Company and pays a specified invoice supply price for such products. The Company recognizes revenue from shipments to Prasco at the invoice supply price and records the related cost of product sales when title transfers, which is generally at the time of shipment. The Company is also entitled to receive a percentage of the gross margin on sales of the authorized generic products by Prasco, which the Company will recognize as an addition to product sales, net when Prasco reports to the Company the gross margin from the ultimate sale of the products. Any adjustments to the gross margin related to Prasco’s estimated sales discounts and other deductions will be recognized in the period Prasco reports the amounts to the Company.
     Promotion, Royalty and Other License Revenue. The Company analyzes each element of its promotion and licensing agreements to determine the appropriate revenue recognition. The Company recognizes revenue on upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. The Company recognizes milestone payments upon the achievement of specified milestones if (1) the milestone is substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement and (2) the fees are nonrefundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recognized as deferred revenue. Sales milestones, royalties and promotion fees are based on sales and/or gross margin information, which may include estimates of sales discounts and other deductions, received from the relevant alliance agreement partner. Sales milestones, royalties and promotion fees are recognized as revenue when earned under the agreements, and any adjustments related to estimated sales discounts and other deductions are recognized in the period the alliance agreement partner reports the amounts to the Company.
4. Stock-Based Compensation
     For the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009, the Company recognized approximately $1.4 million, $1.4 million, $2.5 million and $2.4 million of total stock-based compensation, respectively. For the three and six months ended June 30, 2009, stock-based compensation included approximately $355,000 related to stock options containing performance-based vesting. As of June 30, 2010, total unrecognized compensation cost related to stock options and employee stock purchase plan rights was approximately $11.3 million, and the weighted average period over which it was expected to be recognized was 3.0 years. In March 2010, the Company granted options to purchase an aggregate of 2,810,228 shares of its common stock in connection with annual option grants to all eligible employees. These stock options vest over a four-year period from the date of grant.
5. Comprehensive Income
     Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income, specifically unrealized gains and losses on securities available-for-sale. Comprehensive income consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$6,025	$1,121	$9,336	$2,274
Unrealized gain on investments	1	—	1	—

Comprehensive income	$6,026	$1,121	$9,337	$2,274

6. Net Income Per Share
     Basic income per share is calculated by dividing the net income by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted income per share is computed by dividing the net income by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, preferred stock, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted income per share when their effect is dilutive. Potentially dilutive securities totaling 9.7 million shares and 11.2 million shares for the three months ended June 30, 2010 and 2009 and 8.4 million shares and 11.5 million shares for the six months ended June 30, 2010 and 2009, respectively, were excluded from the calculation of diluted income per share because of their anti-dilutive effect.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net income (in thousands)	$6,025	$1,121	$9,336	$2,274

Denominator:
Weighted average common shares outstanding for basic net income per share	58,459,569	57,919,535	58,408,054	57,870,998
Net effect of dilutive common stock equivalents	2,705,424	795,139	3,403,031	484,836

Denominator for diluted net income per share	61,164,993	58,714,674	61,811,085	58,355,834

Net income per share
Basic	$0.10	$0.02	$0.16	$0.04

Diluted	$0.10	$0.02	$0.15	$0.04

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
     The following is a summary of the Company’s available-for-sale investment securities as of June 30, 2010 and December 31, 2009 (in thousands). All available-for-sale securities held as of June 30, 2010 and December 31, 2009 have contractual maturities within one year. There were no gross realized gains or losses on sales of available-for-sale securities for the three and six months ended June 30, 2010 and the year ended December 31, 2009.

	Amortized	Market	Unrealized
	Cost	Value	Gain (Loss)
June 30, 2010:
U.S. government-sponsored enterprise securities	$11,549	$11,550	$1
U.S. Treasury securities	342	342	—

	$11,891	$11,892	$1

December 31, 2009:
U.S. government-sponsored enterprise securities	$3,852	$3,852	$—
U.S. Treasury securities	1,516	1,515	(1)

	$5,368	$5,367	$(1)

     The classification of available-for-sale securities in the Company’s balance sheets is as follows (in thousands):

	June 30,	December 31,
	2010	2009
Short-term investments	$10,492	$3,967
Restricted cash	1,400	1,400

	$11,892	$5,367

     As of June 30, 2010 and December 31, 2009, the Company held ARS and ARS Rights which were classified as trading securities. The Company classified the balance of its ARS and ARS Rights totaling $1.8 million and $3.8 million in aggregate as short-term investments in the balance sheets as of June 30, 2010 and December 31, 2009, respectively.
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
     The Company’s financial assets measured at fair value on a recurring basis at June 30, 2010 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$24,316	$—	$—	$24,316
U.S. Treasury securities	342	—	—	342
U.S. government — sponsored enterprise securities	—	74,074	—	74,074
Municipal debt obligations — auction rate securities	—	—	1,565	1,565
Auction rate securities rights	—	—	185	185

	$24,658	$74,074	$1,750	$100,482

     Level 3 assets held as of June 30, 2010 include municipal debt obligations with an auction rate reset mechanism issued by state municipalities. These ARS are AAA-rated debt instruments with a long-term maturity date of 2034 and interest rates that are reset at short-term intervals (every 28 days) through auctions. Due to conditions in the global credit markets, these securities, representing a par value of approximately $1.8 million at June 30, 2010, had insufficient demand resulting in multiple failed auctions since early 2008. As a result, these affected securities were not liquid.
     In October 2008, the Company received an offer of ARS Rights from UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”), and in November 2008, the Company accepted the ARS Rights offer. The ARS Rights permitted the Company to require UBS to purchase the Company’s ARS at par value at any time during the period of June 30, 2010 through July 2, 2012. As a condition to accepting the offer of ARS Rights, the Company released UBS from all claims except claims for consequential damages relating to its marketing and sales of ARS. The Company also agreed not to serve as a class representative or receive benefits under any class action settlement or investor fund. In July 2010, the Company exercised its ARS Rights, and UBS purchased all of the Company’s outstanding ARS at par value totaling $1.8 million.

     As the Company’s ARS did not have a readily determinable market value, the Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS and its ARS Rights as of June 30, 2010. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the ARS and ARS Rights.
     In 2008, the Company elected to measure the ARS Rights under the authoritative guidance for the fair value option for financial assets and financial liabilities. Reflecting management’s intent to exercise its ARS Rights during the period of June 30, 2010 through July 2, 2012, the Company transferred its ARS from investments available-for-sale to trading securities in 2008. Changes in the fair values of the Company’s ARS and ARS Rights were recognized as an increase or decrease in interest income.
     The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Auction Rate Securities and Rights:
Beginning balance	$2,500	$4,261	$3,848	$4,250
Redemptions and sales, at par	(750)	(50)	(2,100)	(50)
Net unrealized gain included in net income	—	28	2	39

Ending balance	$1,750	$4,239	$1,750	$4,239

10. Balance Sheet Details
     Inventories, net consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Raw materials	$912	$1,071
Finished goods	3,109	4,269

	4,021	5,340
Allowance for excess and obsolete inventory	(2,227)	(4)

	$1,794	$5,336

     Inventories are stated at the lower of cost (FIFO) or market and consist of finished goods and raw materials used in the manufacture of the Company’s Zegerid Capsules and the related authorized generic products and Zegerid Powder for Oral Suspension products. Also included in inventories are product samples of Glumetza® (metformin hydrochloride extended release tablets) which the Company purchases from Depomed, Inc. (“Depomed”) under its promotion agreement. The Company provides reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and on firm purchase commitments, compared to forecasts of future sales. As of June 30, 2010, the Company reserved approximately $225,000 against on-hand inventories of product samples of Glumetza in connection with Depomed’s voluntary recall from wholesalers of certain lots of Glumetza 500 mg tablets. In addition, as of June 30, 2010, the Company reserved approximately $2.0 million against on-hand inventories of it Zegerid products in connection with the launch of generic and authorized generic versions of prescription Zegerid Capsules and the Company’s related decision to cease promotion of Zegerid.

     Accounts payable and accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Accounts payable	$2,714	$8,782
Accrued compensation and benefits	4,830	7,525
Accrued rebates	28,971	31,268
Accrued license fees and royalties	2,205	1,831
Accrued contract sales organization expenses	1,901	1,573
Accrued research and development expenses	3,902	3,421
Income taxes payable	194	1,267
Other accrued liabilities	3,019	3,009

	$47,736	$58,676

11. Long-Term Debt
     On July 11, 2008, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Comerica Bank (“Comerica”). The Amended Loan Agreement amends and restates the terms of the original Loan and Security Agreement entered into between the Company and Comerica in July 2006. In December 2008, the Company drew down $10.0 million under the Amended Loan Agreement. The credit facility under the Amended Loan Agreement consists of a revolving line of credit, pursuant to which the Company may request advances in an aggregate outstanding amount not to exceed $25.0 million. Under the Amended Loan Agreement, the revolving loan bears interest, as selected by the Company, at either the variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” plus 0.50% or the LIBOR rate (as computed in the Amended and Restated LIBOR Addendum to the Amended Loan Agreement) plus 3.00%. The Company has selected the “prime rate” plus 0.50% interest rate option, which as of June 30, 2010 was 3.75%. Interest payments on advances made under the Amended Loan Agreement are due and payable in arrears on the first calendar day of each month during the term of the Amended Loan Agreement. Amounts borrowed under the Amended Loan Agreement may be repaid and re-borrowed at any time prior to July 11, 2011. There is a non-refundable unused commitment fee equal to 0.50% per annum on the difference between the amount of the revolving line and the average daily balance outstanding thereunder during the term of the Amended Loan Agreement, payable quarterly in arrears. The Amended Loan Agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the Amended Loan Agreement.
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
12. Distribution and Supply Agreement
     In April 2010, the Company entered into a Distribution Agreement with Prasco, which grants Prasco the right to distribute and sell an authorized generic version of the Company’s Zegerid prescription products in the United States. Prasco has agreed to purchase all of its authorized generic product requirements from the Company and will pay a specified invoice supply price for such products. Prasco is also obligated to pay the Company a percentage of the gross margin on sales of the authorized generic products. In late June 2010, as a result of Par Pharmaceutical, Inc.’s (“Par’s”) decision to launch its generic version of Zegerid Capsules, Prasco commenced shipment of an authorized generic of Zegerid Capsules in 20 mg and 40 mg dosage strengths in the U.S. under the Prasco label.

     The term of the Distribution Agreement will continue for a period of five years after the date of launch of the first authorized generic product, unless terminated earlier in accordance with its terms.
     The Company may terminate the Distribution Agreement with respect to any of the covered products upon 30 days’ prior written notice in the event that a competitive product that was previously launched is no longer available. The Company may also terminate the Distribution Agreement for any reason upon nine months’ prior written notice.
     Prasco may terminate the Distribution Agreement with respect to a particular product if the Company fails to deliver a commencement notice with respect to such product within 60 days after the launch of a competitive product, or if the Company fails to deliver launch quantities of the applicable product to Prasco and such failure prevents Prasco from making the first commercial sale of such product within such 60-day period. Prasco may also terminate the Distribution Agreement if Prasco’s net selling price of a licensed product decreases to less than a specified percentage above the invoice supply price for such product and the Company does not correspondingly reduce the invoice supply price.
     In addition, either party may terminate the Distribution Agreement in the event of the other party’s uncured material breach or bankruptcy or insolvency, or if the licensed products are withdrawn from the U.S. market. In the event of termination, the rights granted by the Company to Prasco associated with the authorized generic products will cease.
13. Contingencies
Par Pharmaceutical, Inc. — Zegerid Patent Litigation
     In April 2010, the U.S. District Court for the District of Delaware ruled that five patents covering Zegerid Capsules and Zegerid Powder for Oral Suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772) are invalid due to obviousness. These patents were the subject of lawsuits the Company filed in 2007 against Par for infringement. The lawsuits were filed in response to abbreviated new drug applications (“ANDA”s) filed by Par with the U.S. Food and Drug Administration (“FDA”). In May 2010, the Company filed an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. Although the Company intends to vigorously defend and enforce its patent rights, the Company is not able to predict the timing or outcome of the appeal.
     In early July 2010, Par commenced its commercial sale of its generic version of the Company’s Zegerid Capsules prescription product. The Company anticipates that Par will launch its generic version of the Company’s Zegerid Powder for Oral Suspension product once it receives FDA approval to market that product. Pursuant to FDA rules and regulations, the Company believes that Par, as the first ANDA filer with respect to the Company’s Zegerid prescription products, will have a six-month period of exclusivity from the date it launches its generic products during which all other ANDA filers will not be allowed to market or sell their generic products. After the expiration of the six-month exclusivity period, additional FDA-approved generic versions, if any, of these Zegerid products may become available.
     As a result of Par’s decision to launch its generic version of the Company’s Zegerid Capsules prescription product, in late June 2010, under the Company’s Distribution Agreement with Prasco, Prasco commenced shipments of the Company’s authorized generic of prescription Zegerid Capsules in 20 mg and 40 mg dosage strengths in the U.S., and the Company ceased its commercial promotion of Zegerid prescription products.
     The launch of generic Zegerid Capsules prescription products will adversely impact sales of the Company’s Zegerid brand prescription products and have a negative impact on the Company’s financial condition and results of operations, including causing a significant decrease in the Company’s revenues and cash flows. Even if physicians prescribe Zegerid products, third-party payors and pharmacists can substitute generic versions of Zegerid. In many cases, insurers and other healthcare payment organizations encourage the use of generic brands through their prescription benefits coverage and payment or reimbursement policies. Insurers and other healthcare payment organizations may make generic alternatives of Zegerid more attractive to patients by providing different amounts of coverage or out-of-pocket expenses so that the net cost of the generic product to the patient is less than the net cost of the Company’s branded product.
     The District Court’s ruling also negatively impacts the patent protection for the products being commercialized in the U.S. and its territories pursuant to the Company’s over-the-counter license with Schering-Plough and its distribution agreement with Glaxo Group Limited, an affiliate of GlaxoSmithKline, plc (“GSK”) for Puerto Rico and the U.S. Virgin Islands, which in turn may impact the amount of, or the Company’s ability to receive, milestone payments and royalties under its agreements with these strategic partners. The ruling may also negatively impact the patent protection for the products being commercialized pursuant to the Company’s ex-US licenses with GSK and Norgine B.V. Although the U.S. ruling is not binding in countries outside the U.S., similar challenges to those raised in the U.S. litigation may be raised in territories outside the U.S.
     Regardless of how the litigation is ultimately resolved, the litigation has been and will continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on the Company.
University of Missouri — Application for Patent Reissue
     In December 2007, the University of Missouri filed an Application for Reissue of U.S. Patent No. 5,840,737 (the “‘737 patent”) with the U.S. Patent and Trademark Office (“PTO”). The ‘737 patent is one of six issued patents listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (“the Orange Book”) for Zegerid Powder for Oral Suspension. The ‘737 patent is not one of the four patents listed in the Orange Book for Zegerid Capsules. It is not feasible to predict the impact that the reissue proceeding may have on the scope and validity of the ‘737 patent claims. If the claims of the ‘737 patent ultimately are narrowed substantially or invalidated by the PTO, the extent of the patent coverage afforded to the Company’s Zegerid family of products could be further impaired. In addition, the Company expects the University of Missouri will disclose to the PTO the District Court’s ruling described above, and the Company cannot predict the impact such disclosure will have on the reissue proceedings.
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
Depomed, Inc. — Glumetza Patent Litigation
     In November 2009, Depomed filed a lawsuit in the United States District Court for the Northern District of California against Lupin Limited and its wholly-owned subsidiary, Lupin Pharmaceutical, Inc., (collectively “Lupin”) for infringement of the patents listed in the Orange Book for Glumetza. The lawsuit was filed in response to an ANDA and Paragraph IV certification filed with the FDA by Lupin regarding Lupin’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the Orange Book patents. Depomed commenced the lawsuit within the requisite 45 day time period, placing an automatic stay on the FDA from approving Lupin’s proposed products for 30 months or until a decision is rendered by the District Court, which is adverse to the Orange Book patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in May 2012. Lupin has prepared and filed an answer in the case, principally asserting non-infringement and invalidity of the Orange Book patents, and has also filed counterclaims. Discovery is currently underway and a hearing for claim construction, or Markman hearing, is scheduled for January 2011.

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
14. Accounting Pronouncements
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
15. Subsequent Events
Restructuring
     As a result of Par’s decision to launch its generic version of Zegerid Capsules and the Company’s related decision to cease promotion of Zegerid prescription products, on June 30, 2010, the Company’s Board of Directors determined to implement a corporate restructuring, including a workforce reduction of approximately 37%, or approximately 120 employees, in its commercial organization and certain other operations. The Company also determined to significantly reduce the number of contract sales representatives that it utilizes. The Company is providing 60-day Worker Adjustment and Retraining Notification Act notices to the affected employees to inform them that their employment is expected to end at the conclusion of the 60-day period. The Company began notifying affected employees in July 2010 and expects to substantially complete its restructuring plan in the third quarter of 2010.
     The Company is offering outplacement services and severance benefits to the affected employees, including cash severance payments and payment of COBRA health care coverage for specified periods. In addition, the Company has offered to accelerate the vesting of stock options by six months and extend the period for exercising vested stock options by twelve months from each affected employee’s termination date. Each affected employee’s eligibility for the severance benefits is contingent upon such employee’s execution of a separation agreement, which includes a general release of claims against the Company.

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
     Our commercial organization currently promotes Glumetza® (metformin hydrochloride extended release 500 mg and 1000 mg tablets) prescription products in the U.S., under the terms of an exclusive promotion agreement that we entered into with Depomed, Inc., or Depomed, in July 2008. Glumetza is a once-daily, extended-release formulation of metformin that incorporates patented drug delivery technology and is indicated as an adjunct to diet and exercise to improve glycemic control in adult patients with type 2 diabetes. The extended-release delivery system is designed to offer patients with diabetes an ability to reach their optimal dose of metformin with fewer gastrointestinal, or GI, side effects. We began our promotion of the Glumetza products in October 2008. Depomed is currently conducting a voluntary recall from wholesalers of 52 lots of Glumetza 500 mg tablets. In connection with the recall, Depomed has suspended product shipments of Glumetza 500 mg tablets to its customers pending further investigation and discussions with the U.S. Food and Drug Administration, or FDA. Depomed has indicated that it currently expects to resume shipments of Glumetza 500 mg tablets to its customers by mid August 2010, however, this timing may be extended to the extent that Depomed’s current testing and resupply activities are not successful. The recall does not impact the 1000 mg formulation of Glumetza, and we have focused our promotional efforts on Glumetza 1000 mg until the supply of Glumetza 500 mg is resumed.
     We are developing two product candidates targeting GI conditions under the terms of a strategic collaboration that we entered into with Cosmo Technologies Limited, or Cosmo. The product candidates utilize Cosmo’s patented MMX® technology, which is a proprietary multi-matrix system that is designed to deliver a drug substance to the colon. The goal of the MMX technology is to enhance clinical efficacy while limiting side effects typically associated with systemic absorption. Budesonide MMX is an oral corticosteroid and is currently being investigated in a phase III clinical program for the induction of remission of mild or moderate active ulcerative colitis. Rifamycin SV MMX is a broad spectrum, semi-synthetic antibiotic and has been investigated in a phase II clinical program in patients with infectious diarrhea. We initiated a phase III clinical program evaluating rifamycin SV MMX in patients with travelers’ diarrhea in the second quarter of 2010. Under the strategic collaboration, we were granted exclusive rights to develop and commercialize these product candidates for the U.S.
     Prior to June 30, 2010, our commercial organization promoted Zegerid® (omeprazole/sodium bicarbonate) Capsules and Powder for Oral Suspension, which are formulations that combine omeprazole, which is a proton pump inhibitor, or PPI, and an antacid. We developed these products as the first immediate-release oral PPIs for the U.S. prescription market, and they have been approved by the FDA to treat or reduce the risk of a variety of upper GI diseases and disorders, including gastroesophageal reflux disease, or GERD. Our Zegerid products utilize antacids, which raise the gastric pH and thus protect the PPI, omeprazole, from acid degradation in the stomach, allowing the omeprazole to be quickly absorbed into the bloodstream and to provide continued acid control.
     In May 2010, we filed an appeal of the U.S. District Court for the District of Delaware’s ruling that five patents covering Zegerid Capsules and Zegerid Powder for Oral Suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772) are invalid due to obviousness to the U.S. Court of Appeals for the Federal Circuit. These patents were the subject of lawsuits we filed in 2007 against Par Pharmaceutical, Inc., or Par, for infringement. The University of Missouri, licensor of the patents, was joined in the litigation as a co-plaintiff. The lawsuits were filed in response to abbreviated new drug applications, or ANDAs, filed by Par with the FDA.
     As a result of Par’s decision to launch a generic version of our Zegerid Capsules prescription product, we determined in late June 2010 to cease promotion of our Zegerid prescription products and implement a corporate restructuring, including a workforce reduction of approximately 37%, or approximately 120 employees, in our commercial organization and other selected operations. At the same time, we also determined to significantly reduce the number of contract sales representatives that we utilize.
     In April 2010, we entered into a distribution and supply agreement with Prasco LLC, or Prasco, which grants Prasco the right to distribute and sell an authorized generic version of our Zegerid prescription products in the United States. Prasco has agreed to purchase all of its authorized generic product requirements from us and will pay a specified invoice supply price for such products. Prasco is also obligated to pay us a percentage of the gross margin on sales of the authorized generic products. In late June 2010, Prasco commenced shipment of an authorized generic of Zegerid Capsules in 20 mg and 40 mg dosage strengths in the U.S. under the Prasco label. The term of the distribution and supply agreement will continue for a period of five years after the date of launch of the first authorized generic product, unless terminated earlier in accordance with its terms.
     The launch of generic Zegerid Capsules prescription products will adversely impact sales of our Zegerid brand prescription products and have a negative impact on our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows. Even if physicians prescribe Zegerid products, third-party payors and pharmacists can substitute generic versions of Zegerid. In many cases, insurers and other healthcare payment organizations encourage the use of generic brands through their prescription benefits coverage and payment or reimbursement policies. Insurers and other healthcare payment organizations may make generic alternatives of Zegerid more attractive to patients by providing different amounts of coverage or out-of-pocket expenses so that the net cost of the generic product to the patient is less than the net cost of our branded product.
     To further leverage our proprietary PPI technology and diversify our sources of revenue, we have licensed exclusive rights to Schering-Plough HealthCare Products, Inc., or Schering-Plough, a subsidiary of Merck & Co., Inc., to develop, manufacture and sell Zegerid OTC® products in the lower dosage strength of 20 mg of omeprazole in the U.S. and Canada. We have also entered into license and distribution agreements granting exclusive rights to Glaxo Group Limited, an affiliate of GlaxoSmithKline, plc, or GSK, to develop, manufacture and commercialize prescription and over-the-counter, or OTC, products in up to 114 specified countries (including markets within Africa, Asia, the Middle-East, and Central and South America), and to distribute and sell Zegerid brand prescription products in Puerto Rico and the U.S. Virgin Islands. In addition, we have entered into a license agreement granting certain exclusive rights to Norgine B.V., or Norgine, to develop, manufacture and commercialize prescription immediate-release omeprazole products in specified markets in Western, Central and Eastern Europe and in Israel.
     The District Court’s ruling also negatively impacts the patent protection for the products being commercialized in the U.S. and its territories pursuant to our over-the-counter license with Schering-Plough and our distribution agreement with GSK for Puerto Rico and the U.S. Virgin Islands, which in turn may impact the amount of, or our ability to receive, milestone payments and royalties under our agreements with these strategic partners. With regard to our distribution agreement with GSK, due to the launch of third party and authorized generic versions of our Zegerid prescription products, we are coordinating with GSK to terminate and wind-down activities under the distribution agreement for Puerto Rico and the U.S. Virgin Islands in the near future. The ruling may also negatively impact the patent protection for the products being commercialized pursuant to our ex-US licenses with GSK and Norgine. Although the U.S. ruling is not binding in countries outside the U.S., similar challenges to those raised in the U.S. litigation may be raised in territories outside the U.S.
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
Revenue Recognition
     We recognize revenue when there is persuasive evidence that an arrangement exists, title has passed, the price is fixed or determinable, and collectability is reasonably assured.
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
     Our allowance for product returns was $13.9 million as of June 30, 2010 and $12.8 million as of December 31, 2009. In order to provide a basis for estimating future product returns on sales to our customers at the time title transfers, we have been tracking our Zegerid products return history by individual production batches from the time of our first commercial product launch of Zegerid Powder for Oral Suspension 20 mg in late 2004, taking into consideration product expiration dating and estimated inventory levels in the distribution channel. We recognize product sales at the time title passes to our customers, and we provide for an estimate of future product returns at that time based upon these historical product returns trends, our analysis of product expiration dating and estimated inventory levels in the distribution channel, and the other factors discussed above. There may be a significant time lag between the date we determine the estimated allowance and when we receive the product return and issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods.
     Our allowance for rebates, chargebacks and other discounts was $31.5 million as of June 30, 2010 and $34.7 million as of December 31, 2009. These allowances reflect an estimate of our liability for rebates due to managed care organizations under specific contracts, rebates due to various organizations under Medicare contracts and regulations, chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. We estimate our liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, we evaluate our outstanding contracts and apply the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, we project the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by us and/or our competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date we determine the estimated allowance and when we make the contractual payment or issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods.
     In late June 2010, we began selling an authorized generic version of our prescription Zegerid Capsules under a distribution and supply agreement with Prasco, LLC, or Prasco. Prasco has agreed to purchase all of its authorized generic product requirements from us and pays a specified invoice supply price for such products. We recognize revenue from shipments to Prasco at the invoice supply price and the related cost of product sales when title transfers, which is generally at the time of shipment. We are also entitled to receive a percentage of the gross margin on sales of the authorized generic products by Prasco, which we will recognize as an addition to product sales, net when Prasco reports to us the gross margin from the ultimate sale of the products. Any adjustments to the gross margin related to Prasco’s estimated sales discounts and other deductions will be recognized in the period Prasco reports the amounts to us.
     Promotion, Royalty and Other License Revenue. We analyze each element of our promotion and licensing agreements to determine the appropriate revenue recognition. We recognize revenue on upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. We recognize milestone payments upon the achievement of specified milestones if (1) the milestone is substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement and (2) the fees are nonrefundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recognized as deferred revenue. Sales milestones, royalties and promotion fees are based on sales and/or gross margin information, which may include estimates of sales discounts and other deductions, received from the relevant alliance agreement partner. Sales milestones, royalties and promotion fees are recognized as revenue when earned under the agreements, and any adjustments related to estimated sales discounts and other deductions are recognized in the period the alliance agreement partner reports the amounts to us.
Inventories and Related Reserves
     Inventories are stated at the lower of cost (FIFO) or market and consist of finished goods and raw materials used in the manufacture of our Zegerid Capsules and the related authorized generic products and Zegerid Powder for Oral Suspension products. Also included in inventories are product samples of the Glumetza products which we purchase from Depomed under our promotion agreement. We provide reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales.
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
     The fair value of options granted is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period ranging from one to four years. Pre-vesting forfeitures were estimated to be approximately 0% for the three and six months ended June 30, 2010 and 2009 as the majority of options granted contain monthly vesting terms. In 2008, certain stock options were granted to employees at or above the vice president level that vest upon the attainment of specific financial performance targets. The measurement date of stock options containing performance-based vesting is the date the stock option grant is authorized and the specific performance goals are communicated. Compensation expense is recognized based on the probability that the performance criteria will be met. The recognition of compensation expense associated with performance-based vesting requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. The continued assessment of probability may result in additional expense recognition or expense reversal depending on the level of achievement of the performance goals. We recorded compensation expense of approximately

$355,000 for the three and six months ended June 30, 2009 related to stock options containing performance-based vesting. There was no compensation expense associated with these options in the three and six months ended June 30, 2010.
     The following table includes stock-based compensation recognized in our condensed statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of product sales	$38	$33	$55	$52
Research and development	195	211	337	329
Selling, general and administrative	1,216	1,196	2,096	2,007

Total	$1,449	$1,440	$2,488	$2,388

     As of June 30, 2010, total unrecognized compensation cost related to stock options was approximately $11.3 million, and the weighted average period over which it was expected to be recognized was 3.0 years.
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
Results of Operations
Comparison of Three Months Ended June 30, 2010 and 2009
     Product Sales, Net. Product sales, net were $32.9 million for the three months ended June 30, 2010 and $28.0 million for the three months ended June 30, 2009 and consisted of sales of Zegerid Capsules and Zegerid Powder for Oral Suspension as well as shipments of the authorized generic version of our Zegerid Capsules under our distribution and supply agreement with Prasco. The $4.9 million increase in product sales, net was comprised of approximately $5.9 million related to an increase in the sales volume of our Zegerid products, including the related authorized generic products, offset in part by approximately $1.0 million related to decreased average selling prices. These increases in volume and decreases in average selling prices related to shipments of the authorized generic version of our Zegerid Capsules to Prasco at the invoice supply price.
     Promotion Revenue. Promotion revenue was $8.1 million for the three months ended June 30, 2010 and $5.6 million for the three months ended June 30, 2009 and was comprised of fees earned under our promotion agreement with Depomed related to the promotion of Glumetza products. Promotion revenue for the three months ended June 30, 2010 was negatively impacted by Depomed’s voluntary recall from wholesalers of 52 lots of Glumetza 500 mg tablets. In connection with the recall, Depomed has suspended product shipments of Glumetza 500 mg tablets to its customers pending further investigation and discussions with the FDA. Depomed has indicated that it currently expects to resume shipments of Glumetza 500 mg tablets to its customers by mid August 2010, however, this timing may be extended to the extent that Depomed’s current testing and resupply activities are not successful.

     Royalty Revenue. Royalty revenue was $708,000 for the three months ended June 30, 2010 and was comprised of royalty revenue earned under our license agreement with Schering-Plough for Zegerid OTC. Schering-Plough commenced commercial sales of Zegerid OTC in March 2010. There was no royalty revenue for the three months ended June 30, 2009.
     Other License Revenue. There was no other license revenue for the three months ended June 30, 2010, and other license revenue was $2.2 million for the three months ended June 30, 2009. For the three months ended June 30, 2009, license revenue was comprised of the amortization of upfront payments we received from GSK in December 2007 and Schering-Plough in November 2006. Additional information related to the upfront payments we received from GSK and Schering-Plough is provided below:
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
     Cost of Product Sales. Cost of product sales was $3.8 million for the three months ended June 30, 2010 and $2.1 million for the three months ended June 30, 2009, or approximately 12% and 8% of net product sales, respectively. Cost of product sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Zegerid prescription products as well as shipments to Prasco of the authorized generic version of Zegerid Capsules. Cost of product sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales. The increase in our cost of product sales as a percentage of net product sales was primarily attributable to a reserve of approximately $1.5 million recognized in the three months ended June 30, 2010 against on-hand inventories of our Zegerid products in connection with the launch of generic and authorized generic versions of prescription Zegerid Capsules and our related decision to cease promotion of Zegerid.
     License Fees and Royalties. License fees and royalties were $2.3 million for the three months ended June 30, 2010 and $1.9 million for the three months ended June 30, 2009. License fees and royalties consisted of royalties due to the University of Missouri based upon net product sales of our Zegerid prescription products and products sold by GSK under our license and distribution agreements. In the three months ended June 30, 2010, license fees and royalties also consisted of royalties due to the University of Missouri based upon sales of Zegerid OTC by Schering-Plough under our license agreement. License fees and royalties in both periods also included license fee amortization from the $12.0 million upfront fee paid to Depomed under our promotion agreement entered into in July 2008. The $12.0 million upfront fee has been capitalized and is being amortized to license fee expense over the estimated useful life of the asset on a straight-line basis through mid-2016.
     Research and Development. Research and development expenses were $4.5 million for the three months ended June 30, 2010 and $3.3 million for the three months ended June 30, 2009. The $1.2 million increase in our research and development expenses was primarily attributable to costs associated with our phase III clinical program evaluating rifamycin SV MMX in patients with travelers’ diarrhea which was initiated in the second quarter of 2010.
     Selling, General and Administrative. Selling, general and administrative expenses were $24.9 million for the three months ended June 30, 2010 and $27.3 million for the three months ended June 30, 2009. The $2.4 million decrease in our selling, general and administrative expenses was primarily attributable to a decrease in legal fees associated with the patent infringement litigation against Par, a decrease in Zegerid promotional spending and decreased expenses associated with market research and trade shows.

     Interest Income. Interest income was $24,000 for the three months ended June 30, 2010 and $62,000 for the three months ended June 30, 2009.
     Interest Expense. Interest expense was $113,000 for the three months ended June 30, 2010 and $115,000 for the three months ended June 30, 2009. Interest expense for both years was comprised primarily of interest due in connection with our revolving credit facility with Comerica Bank, or Comerica.
     Income Tax Expense. Income tax expense was $1,000 for the three months ended June 30, 2010 and $122,000 for the three months ended June 30, 2009. The provision for income taxes reflects our estimate of the effective tax rate expected to be applicable for the full fiscal year. Our effective tax rate for the three months ended June 30, 2010 and June 30, 2009 is impacted by anticipated utilization of Federal and state income tax net operating loss carryforwards.
Comparison of Six Months Ended June 30, 2010 and 2009
     Product Sales, Net. Product sales, net were $61.9 million for the six months ended June 30, 2010 and $55.6 million for the six months ended June 30, 2009 and consisted of sales of Zegerid Capsules and Zegerid Powder for Oral Suspension as well as shipments of the authorized generic version of our Zegerid Capsules under our distribution and supply agreement with Prasco. The $6.3 million increase in product sales, net was comprised of approximately $5.5 million related to increased average selling prices and approximately $865,000 related to an increase in sales volume, which volume related to shipments of the authorized generic version of our Zegerid Capsules to Prasco at the invoice supply price.
     Promotion Revenue. Promotion revenue was $16.9 million for the six months ended June 30, 2010 and $10.2 million for the six months ended June 30, 2009 and was comprised primarily of fees earned under our promotion agreement with Depomed related to the promotion of Glumetza products.
     Royalty Revenue. Royalty revenue was $2.4 million for the six months ended June 30, 2010 and was comprised of royalty revenue earned under our license agreement with Schering-Plough for Zegerid OTC. Schering-Plough commenced commercial sales of Zegerid OTC in March 2010. There was no royalty revenue for the six months ended June 30, 2009.
     Other License Revenue. Other license revenue was $245,000 for the six months ended June 30, 2010 and $4.9 million for the six months ended June 30, 2009. For the six months ended June 30, 2010, other license revenue was comprised of the remaining amortization of the $2.5 million upfront payment we received in October 2009 in connection with our license agreement with Norgine. The $2.5 million upfront payment was amortized on a straight-line basis over a three-month period through early January 2010, which represented the period during which we had significant responsibilities under the agreement. For the six months ended June 30, 2009, license revenue was comprised of the amortization of upfront payments we received from GSK in December 2007 and Schering-Plough in November 2006.
     Cost of Product Sales. Cost of product sales was $5.4 million for the six months ended June 30, 2010 and $4.0 million for the six months ended June 30, 2009, or approximately 9% and 7% of net product sales, respectively. Cost of product sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Zegerid prescription products as well as shipments to Prasco of the authorized generic version of Zegerid Capsules. Cost of product sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales. The increase in our cost of product sales as a percentage of net product sales was primarily attributable to a reserve of approximately $1.5 million recognized in the six months ended June 30, 2010 against on-hand inventories of our Zegerid products in connection with the launch of generic and authorized generic versions of prescription Zegerid Capsules and our related decision to cease promotion of Zegerid.
     License Fees and Royalties. License fees and royalties were $5.3 million for the six months ended June 30, 2010 and $3.7 million for the six months ended June 30, 2009. License fees and royalties consisted of royalties due to the University of Missouri based upon net product sales of our Zegerid prescription products and products sold by GSK under our license and distribution agreements. Beginning in the six months ended June 30, 2010, license fees and royalties also consisted of royalties due to the University of Missouri based upon sales of Zegerid OTC by Schering-Plough under our license agreement. License fees and royalties in both periods also included license fee amortization from the $12.0 million upfront fee paid to Depomed under our promotion agreement entered into in July 2008. The $12.0 million upfront fee has been capitalized and is being amortized to license fee expense over the estimated useful life of the asset on a straight-line basis through mid-2016.
     Research and Development. Research and development expenses were $9.6 million for the six months ended June 30, 2010 and $6.4 million for the six months ended June 30, 2009. The $3.2 million increase in our research and development expenses was primarily attributable to the ongoing budesonide MMX phase III clinical program currently being conducted under our strategic collaboration with Cosmo entered into in December 2008. We are responsible for one-half of the total out-of-pocket costs associated with this program. In addition, the increase was attributable to costs associated with our phase III clinical program evaluating rifamycin SV MMX in patients with travelers’ diarrhea which was initiated in the second quarter of 2010. In addition to the costs associated with our strategic collaboration with Cosmo, the increase in our research and development expenses was attributable to increased compensation costs associated with an increase in research and development personnel and annual merit increases. These increases were offset in part by a decrease in our research and development expenses due to payment of the user fee associated with the submission of our 505(b)(2) new drug application, or NDA, to the FDA for our new immediate-release omeprazole prescription product in a tablet formulation in the six months ended June 30, 2009. We have determined not to commercialize the new tablet product at this time.
     Research and development expenses have historically consisted primarily of costs associated with clinical studies of our products under development as well as clinical studies designed to further differentiate our Zegerid products from those of our competitors, development of and preparation for commercial manufacturing of our products, compensation and other expenses related to research and development personnel and facilities expenses. In connection with our strategic collaboration with Cosmo entered into in December 2008, we are developing two product candidates targeting GI conditions. Budesonide MMX is an oral corticosteroid and is currently being evaluated for the induction of remission of mild or moderate active ulcerative colitis in a phase III clinical program. Assuming successful and timely completion of the clinical program, we plan to submit an NDA for budesonide MMX to the FDA in the second half of 2011. Rifamycin SV MMX is a broad spectrum, semi-synthetic antibiotic and has been investigated in a phase II clinical program for patients with infectious diarrhea. We began enrolling patients in the first phase III study in travelers’ diarrhea in the second quarter of 2010. Assuming timely and successful completion, we plan to initiate a second phase III clinical study in travelers’ diarrhea in the first half of 2011. We are unable to estimate with any certainty the research and development costs that we may incur in the future. We have also committed, in connection with the approval of our NDAs for Zegerid Powder for Oral Suspension, to evaluate the product in pediatric populations, including pharmacokinetic/pharmacodynamic, or PK/PD, and safety studies. We have not yet commenced any of the studies and have requested a waiver of this requirement from the FDA. In the future, we may conduct additional clinical studies to further differentiate our marketed products and products under development, as well as conduct research and development related to any future products that we may in-license or otherwise acquire. Although we are currently focused primarily on development of the budesonide MMX and rifamycin SV MMX product candidates, we anticipate that we will make determinations as to which development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific, clinical and commercial merits of each project.
     Selling, General and Administrative. Selling, general and administrative expenses were $51.5 million for the six months ended June 30, 2010 and $54.1 million for the six months ended June 30, 2009. The $2.6 million decrease in our selling, general and administrative expenses was primarily attributable to a decrease in legal fees associated with the patent infringement litigation against Par.
     Interest Income. Interest income was $46,000 for the six months ended June 30, 2010 and $154,000 for the six months ended June 30, 2009. The $108,000 decrease in interest income was primarily attributable to a lower rate of return on our cash, cash equivalents and short-term investments.
     Interest Expense. Interest expense was $229,000 for the six months ended June 30, 2010 and $228,000 for the six months ended June 30, 2009. Interest expense for both years was comprised primarily of interest due in connection with our revolving credit facility with Comerica.
     Income Tax Expense. Income tax expense was $256,000 for the six months ended June 30, 2010 and $222,000 for the six months ended June 30, 2009. The provision for income taxes reflects our estimate of the effective tax rate expected to be applicable for the full fiscal year. Our effective tax rate for the six months ended June 30, 2010 and June 30, 2009 is impacted by anticipated utilization of Federal and state income tax net operating loss carryforwards.

Liquidity and Capital Resources
     As of June 30, 2010, cash, cash equivalents and short-term investments were $99.1 million, compared to $93.9 million as of December 31, 2009, an increase of $5.2 million. This net increase resulted from our net income for the six months ended June 30, 2010, adjusted for non-cash charges and changes in operating assets and liabilities.
     Net cash provided by operating activities was $4.8 million for the six months ended June 30, 2010 and $982,000 for the six months ended June 30, 2009. This increase resulted from our net income for these periods, adjusted for non-cash charges, including $2.5 million for the six months ended June 30, 2010 and $2.4 million for the six months ended 2009 in stock-based compensation, $938,000 for the six months ended June 30, 2010 and $1.1 million for the six months ended June 30, 2009 in depreciation and amortization, and changes in operating assets and liabilities. Significant working capital uses of cash for the six months ended June 30, 2010 included increases in prepaid expenses and other current assets and decreases in accounts payable and accrued liabilities related to payment of annual corporate bonuses and other expenses accrued in 2009. These working capital uses of cash for the six months ended June 30, 2010 were offset in part by decreases in inventories related to our reserves against on-hand inventories of our Zegerid products resulting from our decision to cease promotion of Zegerid and the launch of generic versions of prescription Zegerid Capsules. Significant working capital uses of cash for the six months ended June 30, 2009 included decreases in deferred revenue.
     Net cash used in investing activities was $4.6 million for the six months ended June 30, 2010 and $2.9 million for the six months ended June 30, 2009. These activities included purchases and maturities/redemptions of short-term investments and purchases of property and equipment.
     Net cash provided by financing activities was $499,000 for the six months ended June 30, 2010 and $375,000 for the six months ended June 30, 2009 consisting of net proceeds received from the issuance of common stock under our employee stock purchase plan and the exercise of stock options.
     We currently rely on Norwich Pharmaceuticals, Inc. as our manufacturer of Zegerid Capsules and the related authorized generic product, and Patheon, Inc. as our manufacturer of Zegerid Powder for Oral Suspension. We purchase commercial quantities of omeprazole, an active ingredient in our Zegerid products, from Union Quimico Farmaceutica, S.A. At June 30, 2010, we had finished goods and raw materials inventory purchase commitments of approximately $1.3 million.
     The following summarizes our long-term contractual obligations as of June 30, 2010, excluding potential sales-based royalty obligations and milestone payments under our agreements with the University of Missouri, Depomed and Cosmo which are described below:

	Payments Due by Period
		Less than	One to	Four to
Contractual Obligations	Total	One Year	Three Years	Five Years	Thereafter
			(in thousands)
Operating leases	$4,312	$1,035	$3,277	$—	$—
Long-term debt	10,390	190	10,200
Other long-term contractual obligations	375	267	108	—	—

Total	$15,077	$1,492	$13,585	$—	$—

     Under our exclusive worldwide license agreement with the University of Missouri entered into in January 2001 relating to specific formulations of PPIs with antacids and other buffering agents, we are required to make milestone payments to the University of Missouri upon initial commercial sale in specified territories outside the U.S., which may total up to $3.5 million in the aggregate. We are also required to make milestone payments based on first-time achievement of significant sales thresholds, up to a maximum of $83.8 million remaining under the agreement, which includes sales by us, Prasco, Schering-Plough, GSK and Norgine. We are also obligated to pay royalties on net sales of our Zegerid prescription products and any products sold by Prasco, Schering-Plough, GSK and Norgine under our existing license and distribution agreements.
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
     Under our license agreement, stock issuance agreement and registration rights agreement with Cosmo entered into in December 2008, Cosmo is entitled to receive up to a total of $9.0 million in clinical and regulatory milestones for the initial indications for the licensed products, up to $6.0 million in clinical and regulatory milestones for a second indication for rifamycin SV MMX and up to $57.5 million in commercial milestones. The clinical milestones include an obligation to pay Cosmo $3.0 million upon achievement of the primary endpoints in the EU and U.S. phase III studies for budesonide MMX with statistical significance and demonstrated adequate safety. The milestones may be paid in cash or through issuance of additional shares of our common stock, at Cosmo’s option, subject to certain limitations. We will pay tiered royalties to Cosmo ranging from 12% to 14% on net sales of any licensed products we sell. We are responsible for one-half of the total out-of-pocket costs associated with the ongoing budesonide MMX phase III clinical program, for all of the out-of-pocket costs for the first rifamycin SV MMX phase III U.S. registration study and for one-half of the out-of-pocket costs for the second planned rifamycin SV MMX phase III U.S. registration study. In the event that additional clinical work is required to obtain U.S. regulatory approval for either of the licensed products, the parties will agree on cost sharing.
     The amount and timing of cash requirements will depend on our ability to maintain and increase market demand for, and sales of, our Glumetza prescription products, particularly in light of a recent Glumetza 500 mg recall, voluntarily undertaken by our partner, Depomed, in June 2010, and the ongoing supply interruption for this dosage strength, and the impact on our business of the launch of generic and authorized generic versions of our Zegerid Capsules product and our related decision to cease promotion of Zegerid prescription products in late June 2010. In connection with the availability of generic versions of our Zegerid products, in future periods we expect to report a decrease in Zegerid product sales, net and an associated decrease in accrued rebates. The anticipated decrease in accrued rebates is primarily due to the payment of rebates accrued at higher amounts from sales in prior periods and the expected decrease in the ongoing amount of Zegerid sales under contract. Rebates are typically paid on a quarterly basis in arrears, however, there may be a significant time lag between the date we determine the estimated rebate and when we make the contractual payment. For these reasons, we expect to report a working capital use of cash in the second half of 2010. In addition, our cash requirements will depend on market acceptance of any other products that we may market in the future, the success of our strategic alliances, the resources we devote to researching, developing, formulating, manufacturing, commercializing and supporting our products, and our ability to enter into third-party collaborations.
     In connection with our corporate restructuring announced in late June 2010, we expect to record significant restructuring charges relating to employment termination benefits and contract termination costs in the third quarter of 2010. We may not be able to realize the cost savings and other anticipated benefits from our restructuring, and we cannot guarantee that any of our restructuring efforts will be successful, or that we will not have to undertake additional restructuring activities.
     While we plan to retain up to approximately 110 sales representatives, including a small number of contract sales representatives, to promote Glumetza prescription products, this reduced commercial presence may not be adequate to grow sales of this type 2 diabetes product, particularly in light of the recent Glumetza 500 mg recall and related ongoing supply interruption. In addition, with reduced resources, other components of our strategic plans may be negatively impacted, such as reduced capacity to evaluate, negotiate and fund the acquisition or license of additional specialty pharmaceutical products. Our workforce and expense reduction efforts may have an adverse impact on our ability to retain key personnel due to the perceived risk of future workforce and expense reductions. These employees, whether or not directly affected by the reduction, may seek future employment with our business partners or competitors. Even if we are able to realize the expected cost savings from our restructuring activities, our operating results and financial condition may continue to be adversely affected by declining product revenues.
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
     In July 2006, we entered into our loan agreement with Comerica, which was subsequently amended in July 2008, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $25.0 million. In December 2008, we drew down $10.0 million under the loan agreement. The revolving loan bears interest at a variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” plus 0.50%, which as of June 30, 2010 was 3.75%. Interest payments on advances made under the loan agreement are due and payable in arrears on the first calendar day of each month during the term of the loan agreement. Amounts borrowed under the loan agreement may be repaid and re-borrowed at any time prior to July 11, 2011. There is a non-refundable unused commitment fee equal to 0.50% per annum on the difference between the amount of the revolving line and the average daily balance outstanding thereunder during the term of the loan agreement, payable quarterly in arrears. The loan agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the loan agreement.
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
     As of June 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
Caution on Forward-Looking Statements
     Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance that are not historical facts are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: the extent to which Prasco, LLC is able to successfully market and distribute its authorized generic version of Zegerid® (omeprazole/sodium bicarbonate) Capsules in 20 mg and 40 mg dosage strengths and the potential to receive revenue under the distribution agreement; the amount and timing of estimated charges in connection with the corporate restructuring and the ability to reduce selling and marketing expenses following completion of the restructuring; our ability to maintain and increase market demand for, and sales of, the Glumetza® (metformin hydrochloride extended release tablets) prescription products we promote, particularly in light of a recent Glumetza 500 mg voluntary recall in June 2010 and the related ongoing supply interruption for this dosage strength, as well as the potential impact of the pending patent litigation concerning the Glumetza products; whether budesonide MMX® or rifamycin SV MMX® will demonstrate the desired safety and efficacy profile in the Phase III clinical programs to merit continued development; the difficulty in predicting the timing and outcome of an appeal of the trial court’s ruling in the Zegerid patent litigation; whether any other companies will submit Abbreviated New Drug Applications for and/or launch generic versions of Zegerid; adverse side effects or inadequate therapeutic efficacy of our products or products we promote that could result in product recalls, market withdrawals or product liability claims; competition from other pharmaceutical or biotechnology companies and evolving market dynamics; our ability to further diversify our sources of revenue and product portfolio; other difficulties or delays relating to the development, testing, manufacturing and marketing of, and obtaining and maintaining regulatory approvals for, our and our strategic partners’ products; fluctuations in quarterly and annual results; our ability to obtain additional financing as needed to support our operations or future product acquisitions; the impact of healthcare reform legislation and the recent turmoil in the financial markets; and other risks detailed below under Part II — Item 1A — Risk Factors.
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
     Under the terms of our loan agreement with Comerica Bank, or Comerica, the interest rate applicable to any amounts borrowed by us under the credit facility will be, at our election, indexed to either Comerica’s prime rate or the LIBOR rate. If we elect Comerica’s prime rate for all or any portion of our borrowings, the interest rate will be variable, which would expose us to the risk of increased interest expense if interest rates rise. If we elect the LIBOR rate for all or any portion of our borrowings, such LIBOR rate will remain fixed only for a specified, limited period of time after the date of our election, after which we will be required to repay the borrowed amount, or elect a new interest rate indexed to either Comerica’s prime rate or the LIBOR rate. The new rate may be higher than the earlier interest rate applicable under the loan agreement. As of June 30, 2010, the balance outstanding under the credit facility was $10.0 million, and we had elected the “prime rate” plus 0.50% interest rate option, which was 3.75% as of June 30, 2010. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 1% increase or decrease in the interest rate under the loan agreement would not materially affect our interest expense at our current level of borrowing.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Par Pharmaceutical, Inc. — Zegerid® Patent Litigation
     In April 2010, the U.S. District Court for the District of Delaware ruled that five patents covering Zegerid Capsules and Zegerid Powder for Oral Suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772) are invalid due to obviousness. These patents were the subject of lawsuits we filed in 2007 against Par Pharmaceutical, Inc., or Par, for infringement. The lawsuits were filed in response to ANDAs filed by Par with the FDA. In May 2010, we filed an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the timing or outcome of the appeal.
     In early July 2010, Par commenced its commercial sale of its generic version of our Zegerid Capsules prescription product. We anticipate that Par will launch its generic version of our Zegerid Powder for Oral Suspension product once it receives FDA approval to market that product. Pursuant to FDA rules and regulations, we believe that Par, as the first ANDA filer with respect to our Zegerid prescription products, will have a six-month period of exclusivity from the date it launches its generic products during which all other ANDA filers will not be allowed to market or sell their generic products. After the expiration of the six-month exclusivity period, additional FDA-approved generic versions, if any, of these Zegerid products may become available.
     As a result of Par’s decision to launch its generic version of our Zegerid Capsules prescription product, in late June 2010, under our distribution and supply agreement with Prasco, Prasco commenced shipments of our authorized generic of prescription Zegerid Capsules in 20 mg and 40 mg dosage strengths in the U.S., and we ceased our commercial promotion of Zegerid prescription products.
     The launch of generic Zegerid Capsules prescription products will adversely impact sales of our Zegerid brand prescription products and have a negative impact on our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows. Even if physicians prescribe Zegerid products, third-party payors and pharmacists can substitute generic versions of Zegerid. In many cases, insurers and other healthcare payment organizations encourage the use of generic brands through their prescription benefits coverage and payment or reimbursement policies. Insurers and other healthcare payment organizations may make generic alternatives of Zegerid more attractive to patients by providing different amounts of coverage or out-of-pocket expenses so that the net cost of the generic product to the patient is less than the net cost of our branded product.
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
     University of Missouri — Application for Patent Reissue
     In December 2007, the University of Missouri filed an Application for Reissue of U.S. Patent No. 5,840,737, or the ‘737 patent, with the U.S. Patent and Trademark Office, or PTO. The ‘737 patent is one of six issued patents listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, for Zegerid Powder for Oral Suspension. The ‘737 patent is not one of the four patents listed in the Orange Book for Zegerid Capsules. It is not feasible to predict the impact that the reissue proceeding may have on the scope and validity of the ‘737 patent claims. If the claims of the ‘737 patent ultimately are narrowed substantially or invalidated by the PTO, the extent of the patent coverage afforded to our Zegerid family of products could be further impaired. In addition, we expect the University of Missouri will disclose to the PTO the District Court’s ruling described above, and we cannot predict the impact such disclosure will have on the reissue proceedings.

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
     Depomed, Inc. — Glumetza Patent Litigation
     In November 2009, Depomed, Inc., or Depomed, filed a lawsuit in the United States District Court for the Northern District of California against Lupin Limited and its wholly-owned subsidiary, Lupin Pharmaceutical, Inc., collectively referred to herein as Lupin, for infringement of the patents listed in the Orange Book for Glumetza. The lawsuit was filed in response to an ANDA and Paragraph IV certification filed with the FDA by Lupin regarding Lupin’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the Orange Book patents. Depomed commenced the lawsuit within the requisite 45 day time period, placing an automatic stay on the FDA from approving Lupin’s proposed products for 30 months or until a decision is rendered by the District Court, which is adverse to the Orange Book patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in May 2012. Lupin has prepared and filed an answer in the case, principally asserting non-infringement and invalidity of the Orange Book patents, and has also filed counterclaims. Discovery is currently underway and a hearing for claim construction, or Markman hearing, is scheduled for January 2011.
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
     In the near-term, the success of our business will depend on many factors, including:
•	the impact on our business and financial condition of Par Pharmaceutical, Inc.’s, or Par’s, decision to launch its generic version of our Zegerid® (omeprazole/sodium bicarbonate) Capsules prescription product, our related decision to cease promotion of our Zegerid products and launch an authorized generic product, and our corporate restructuring and workforce reduction;

•	our ability to maintain and increase market demand for, and sales of, the Glumetza® (metformin hydrochloride extended release tablets) prescription products we promote, particularly in light of a recent Glumetza 500 mg voluntary recall in June 2010 and the related ongoing supply interruption for this dosage strength, as well as the potential impact of the pending patent litigation concerning the Glumetza products;

•	our ability to successfully advance the development (including successful completion of the ongoing and planned phase III clinical studies), obtain regulatory approval for and commercialize our development product candidates, budesonide MMX® and rifamycin SV MMX;

•	our ability to achieve continued progress under our strategic alliances, including our over-the-counter, or OTC, license agreement with Schering-Plough HealthCare Products, Inc., or Schering-Plough, a subsidiary of Merck & Co., Inc., our license agreement with Glaxo Group Limited, an affiliate of GlaxoSmithKline plc, or GSK, and our license agreement with Norgine B.V., or Norgine, and the potential for early termination of, or reduced payments under, these agreements; and

•	our ability to in-license or acquire additional products, including our ability to in-license or acquire such products on favorable terms or at all, the impact of any such transactions on our financial resources and our ability to successfully integrate any potential new products into our existing operations.
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
Risks Related to Our Business and Industry
Due to Par’s decision to launch its generic product, we expect future sales of our Zegerid prescription products to be significantly less than historical sales, which will negatively impact our overall financial results and may negatively impact our strategic alliances.
     In April 2010, the U.S. District Court for the District of Delaware ruled that five patents covering Zegerid Capsules and Zegerid Powder for Oral Suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772) are invalid due to obviousness. These patents were the subject of lawsuits we filed in 2007 against Par for infringement. The lawsuits were filed in response to abbreviated new drug applications, or ANDAs, filed by Par with the U.S. Food and Drug Administration, or FDA. In May 2010, we filed an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the timing or outcome of the appeal.
     In early July 2010, Par commenced its commercial sale of its generic version of our Zegerid Capsules prescription product. We anticipate that Par will launch its generic version of our Zegerid Powder for Oral Suspension product once it receives FDA approval to market that product. Pursuant to FDA rules and regulations, we believe that Par, as the first ANDA filer with respect to our Zegerid prescription products, will have a six-month period of exclusivity from the date it launches its generic products during which all other ANDA filers will not be allowed to market or sell their generic products. After the expiration of the six-month exclusivity period, additional FDA-approved generic versions, if any, of these Zegerid products may become available.
     In late June 2010, under our distribution and supply agreement with Prasco and as a result of Par’s decision to launch its generic version of our Zegerid Capsules prescription product, Prasco commenced shipments of our authorized generic of prescription Zegerid Capsules in 20 mg and 40 mg dosage strengths in the U.S., and we ceased our commercial promotion of Zegerid prescription products.
     The launch of generic Zegerid Capsules prescription products will adversely impact sales of our Zegerid brand prescription products and have a negative impact on our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows. Even if physicians prescribe Zegerid products, third-party payors and pharmacists can substitute generic versions of Zegerid. In many cases, insurers and other healthcare payment organizations encourage the use of generic brands through their prescription benefits coverage and payment or reimbursement policies. Insurers and other healthcare payment organizations may make generic alternatives of Zegerid more attractive to patients by providing different amounts of coverage or out-of-pocket expenses so that the net cost of the generic product to the patient is less than the net cost of our branded product.
     Sales of our Zegerid brand and authorized generic products may also be negatively impacted by the performance of our third-party manufacturers and our ability to maintain commercial manufacturing arrangements necessary to meet commercial demand for our products. The occurrence of adverse side effects or inadequate therapeutic efficacy of the Zegerid products, and any resulting product liability claims or product recalls could also impact our ability to increase sales of these products. For example, the FDA has recently required proton pump inhibitor, or PPI, manufacturers to highlight the association of high-dose or long-term PPI therapy with increased risk for osteoporosis-related fractures of the hip, wrist or spine as part of the prescribing information.
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
Although we have entered into an authorized generic agreement to mitigate the effect of declining sales of Zegerid prescription products, we will need to pursue additional strategies to replace our lost revenues.
     As a result of Par’s decision to launch its generic version of our Zegerid Capsules prescription product, Prasco commenced shipments of an authorized generic of prescription Zegerid Capsules in 20 mg and 40 mg dosage strengths in the U.S. under the Prasco label in late June 2010. Under our distribution and supply agreement, Prasco has agreed to purchase all of its authorized generic product requirements from us and will pay a specified invoice supply price for such products. Prasco is also obligated to pay us a percentage of the gross margin on sales of the authorized generic products. However, we expect the amounts we receive from Prasco under this agreement will be significantly less than the gross margin we previously recognized on sales of Zegerid prescription products. Furthermore, due to the availability of other generic products, we would expect Prasco’s authorized generics’ market share to be less than the previous market share for our Zegerid prescription products. Our ability to receive revenues from the sale of the Prasco authorized generics is also subject to risks associated with the distribution and supply agreement, including the potential for early termination of the agreement and Prasco’s control over the resources it devotes to the Zegerid-equivalent product relative to Prasco’s other product offerings. While the launch of Prasco’s authorized generics may mitigate to some extent the effect on our business of reduced revenues and cash flows from declining sales of Zegerid prescription products, we will need to pursue additional strategies to replace these lost revenues.

We may not be able to realize the cost savings and other anticipated benefits from our corporate restructuring, and our financial condition may deteriorate.
     As a result of Par’s decision to launch a generic version of our Zegerid Capsules prescription product, we determined in late June 2010 to cease promotion of Zegerid prescription products and implement a corporate restructuring, including a workforce reduction of approximately 37%, or approximately 120 employees, in our commercial organization and other selected operations. At the same time, we also significantly reduced the number of contract sales representatives that we utilize. We expect to record significant restructuring charges relating to employment termination benefits and contract termination costs in the third quarter of 2010. We may not be able to realize the cost savings and other anticipated benefits from our restructuring, and we cannot guarantee that any of our restructuring efforts will be successful, or that we will not have to undertake additional restructuring activities.
     We plan to retain up to approximately 110 sales representatives, including a small number of contract sales representatives, to promote Glumetza. We cannot be certain that this reduced commercial presence will be adequate to grow sales of this type 2 diabetes product, particularly in light of the recent Glumetza 500 mg recall and related ongoing supply interruption. In addition, with reduced resources, other components of our strategic plans may be negatively impacted, such as reduced capacity to evaluate, negotiate and fund the acquisition or license of additional specialty pharmaceutical products. Our workforce and expense reduction efforts may have an adverse impact on our ability to retain key personnel due to the perceived risk of future workforce and expense reductions. These employees, whether or not directly affected by the reduction, may seek future employment with our business partners or competitors. Even if we are able to realize the expected cost savings from our restructuring activities, our operating results and financial condition may continue to be adversely affected by declining product revenues.
We are dependent upon our ability to maintain and increase sales of the Glumetza prescription products we promote as a source of revenue, and we cannot be certain about the extent to which our efforts will be negatively impacted by the recent recall of Glumetza 500mg and the related ongoing supply interruption.
     Our ability to maintain and increase sales of the Glumetza products we promote will depend on several factors, including:
•	our ability to successfully maintain and increase market demand for, and sales of, the Glumetza prescription products through the promotional efforts of our field sales representatives;

•	the impact of the recent Glumetza 500 mg recall, voluntarily undertaken by our partner, Depomed, in June 2010, as well as the related ongoing supply interruption of this dosage strength and any additional actions that the FDA may require Depomed to take;

•	the ability of Depomed to maintain patent coverage for Glumetza, including whether a favorable outcome is obtained in the pending patent infringement lawsuit;

•	the potential to obtain greater acceptance of the products by physicians and patients and obtain and maintain distribution at the retail level;

•	the occurrence of adverse side effects or inadequate therapeutic efficacy of the Glumetza products, and any resulting product liability claims or additional product recalls;

•	the availability of adequate levels of reimbursement coverage for the products from third-party payors, particularly in light of the availability of other branded and generic competitive products; and

•	the performance of third-party manufacturers and our ability to maintain commercial manufacturing arrangements necessary to meet commercial demand for the products.
     We promote the Glumetza products under a promotion agreement that we entered into with Depomed, Inc., or Depomed, in July 2008. Depomed is currently conducting a voluntary recall of 52 lots of Glumetza 500 mg tablets due to the presence of trace amounts of a chemical called 2,4,6-tribromoanisole, or TBA, in bottles containing Glumetza 500 mg tablets. Depomed is cooperating with the FDA on the recall, which has been conducted to date at the wholesaler level. The recall does not impact the 1000 mg formulation of Glumetza. Depomed has indicated that it initiated the recall following an investigation of a single product complaint of a smell and taste consistent with TBA, which may cause temporary, non-serious gastrointestinal upset when present in amounts detectable by smell. Depomed has indicated that the recall is precautionary and is not due to risks to patient health.
     In connection with the recall, Depomed has suspended product shipments of Glumetza 500 mg to its customers pending further investigation and discussions with the FDA. Depomed has indicated that it currently expects to resume shipments of Glumetza 500 mg tablets to its customers by mid August 2010, however, this timing may be extended to the extent that Depomed’s current testing and resupply activities are not successful.
     Pursuant to the terms of the promotion agreement, Depomed has sole responsibility for recalls related to Glumetza and is required to reimburse us for our costs incurred in connection with participating in the Glumetza recall, as well as provide indemnification for third party claims.
     We have limited control over these recall activities, including with respect to Depomed’s interaction with the FDA, its contract manufacturer and the Glumetza wholesalers. We cannot be sure whether Depomed will be able to begin resupplying Glumetza 500 mg in a timely manner or whether additional recall activities will be required, including activities at the pharmacy level in addition to the activities currently underway at the wholesaler level. In addition, if Depomed is not able to establish resupply at the manufacturing facility currently utilized for Glumetza 500 mg, Depomed may be required to move the manufacturing of Glumetza 500 mg to an alternate site, which would likely result in an extended delay before the product would be available for commercial sale.
     The supply disruption for Glumetza 500 mg described above has adversely impacted Santarus’ Glumetza promotion revenues in the second fiscal quarter of 2010 and is expected to adversely affect Santarus’ Glumetza promotion revenues in the third fiscal quarter of 2010 and potentially beyond. Although our promotion agreement generally provides for indemnification of third party claims relating to these matters, we may nevertheless also suffer damage to our reputation and potential for product liability claims.
     Our ability to increase sales of the Glumetza products is also subject to risks associated with that agreement, including the potential for termination of the promotion arrangement and Depomed’s ability to maintain patent protection for the Glumetza products. We cannot be certain that our continued marketing of the Glumetza products will result in increased demand for, and sales of, those products. If we fail to successfully commercialize the Glumetza products, we may be unable to generate sufficient revenues to grow our business and sustain profitability, and our business, financial condition and results of operations would be adversely affected.
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
     Budesonide MMX is currently being evaluated for the treatment of ulcerative colitis in a phase III clinical program. Enrollment in two multicenter, double-blind phase III clinical studies to evaluate budesonide MMX for the induction of remission in patients with mild or moderate active ulcerative colitis has been completed in North America and Europe, both of which are intended to support U.S. regulatory approval. Enrollment in the European phase III clinical study induction phase was completed in December 2009 and enrollment in the U.S. clinical program induction phase was completed in March 2010. Additionally, up to approximately 150 patients from the European and U.S. programs are expected to continue in a 12-month, double-blind, extended use study, the results of which the FDA requested be included in the phase III clinical program to support a U.S. regulatory submission.
     We currently anticipate that we will have preliminary results from both the European phase III clinical program and the U.S. phase III clinical program, excluding the extension study, in September 2010. Assuming successful and timely completion of the phase III clinical program and extension study, we plan to submit an NDA for budesonide MMX to the FDA in the second half of 2011.
     In June 2010, we initiated a phase III clinical program evaluating rifamycin SV MMX in patients with travelers’ diarrhea. Assuming timely and successful completion of this first study, we plan to initiate a second phase III clinical study in travelers’ diarrhea in the first half of 2011. It is anticipated that a European phase III clinical study in the same indication will be conducted by Cosmo’s European partner Dr. Falk Pharma GmbH, or Dr. Falk. Assuming successful and timely completion of the phase III clinical program, Santarus and Dr. Falk plan to share their clinical data for inclusion in each company’s respective regulatory submissions, and Santarus plans to submit an NDA for rifamycin SV MMX to the FDA in 2012.
     We cannot be certain that the ongoing and planned clinical development programs will proceed in a timely manner. We also cannot be certain that the budesonide MMX and rifamycin SV MMX product candidates will achieve the desired safety and efficacy profile in one or more of the ongoing or future clinical studies or that the other development activities will be completed in a successful and timely manner. For example, the phase II clinical study for the budesonide MMX product candidate was pilot in nature and involved a different design than the phase III clinical studies. In addition, each of the two phase III clinical studies evaluated two dosage strengths of budesonide MMX. Each study was statistically powered at 80 percent, and the goal of the primary statistical analysis will be to evaluate the incidence of clinical remission after eight weeks using a p-value of 0.025 to assess whether a treatment difference in clinical remission is achieved between the budesonide MMX treatment groups and placebo. As a result of the study design, there may be a higher degree of uncertainty regarding the potential outcome of the phase III clinical studies.
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
     As an integral component of our clinical development programs, we engage clinical investigators and clinical research organizations, or CROs, to enroll patients and conduct and manage our clinical studies, including CROs located both within and outside the U.S. In addition, it is anticipated that U.S. regulatory approval for each of the budesonide MMX and rifamycin SV MMX product candidates will be supported in part by clinical studies being conducted by Cosmo or its European partners, in addition to the clinical studies that we will oversee or conduct. As a result, many key aspects of this process have been and will be out of our direct control and are impacted by general conditions both within and outside the U.S. If the CROs and other third parties that we rely on for patient enrollment and other portions of our clinical studies fail to perform the clinical studies in a timely and satisfactory manner and in compliance with applicable U.S. and foreign regulations, we could face significant delays in completing our clinical studies or we may be unable to rely in the future on the clinical data generated. If these clinical investigators and CROs do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our patient enrollment criteria, our clinical protocols, regulatory requirements or for other reasons, our clinical studies may be extended, delayed or terminated, we may be required to repeat one or more of our clinical studies and we may be unable to obtain or maintain regulatory approval for or successfully commercialize our products.
Our ability to generate revenues also depends on the success of our strategic alliances with Schering-Plough, GSK and Norgine.
     Our ability to generate revenues in the longer term will also depend on whether our strategic alliances with GSK, Schering-Plough and Norgine lead to the successful commercialization of additional omeprazole products using our proprietary PPI technology, and we cannot be certain that we will receive any additional milestone payments or sales-based royalties from these alliances. In October 2006, we entered into an OTC license agreement with Schering-Plough, pursuant to which we granted exclusive rights under our proprietary PPI technology to develop, manufacture, market and sell omeprazole products for the OTC market in the U.S. and Canada. Schering-Plough received FDA approval to market Zegerid OTC® (omeprazole 20 mg/sodium bicarbonate 1100 mg capsules), its first Zegerid formulation under the license agreement, in December 2009. Schering-Plough commenced commercial sales of Zegerid OTC in March 2010. In November 2007, we entered into a license agreement and a distribution agreement granting exclusive rights to GSK under our proprietary PPI technology to develop, manufacture and commercialize prescription and OTC products in up to 114 specified countries within Africa, Asia, the Middle-East, and Central and South America, and to distribute and sell Zegerid brand prescription products in Puerto Rico and the U.S. Virgin Islands. GSK is pursuing marketing approval authorization in various countries covered by the license agreement. In October 2009, we entered into a license agreement granting certain exclusive rights to Norgine under our proprietary PPI technology to develop, manufacture and commercialize prescription products in specified markets in Western, Central and Eastern Europe and in Israel.
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
     The recent negative District Court ruling in the patent litigation involving our Zegerid prescription products also negatively impacts the patent protection for the products being commercialized in the U.S. and its territories pursuant to our OTC license with Schering-Plough and our distribution agreement with GSK for Puerto Rico and the U.S. Virgin Islands. With regard to our OTC license with Schering-Plough, we are not currently aware that any ANDAs have been filed proposing to market generic versions of Zegerid OTC. With regard to our distribution agreement with GSK, due to the launch of third party and authorized generic versions of our Zegerid prescription products, we are coordinating with GSK to terminate and wind-down activities under the distribution agreement for Puerto Rico and the U.S. Virgin Islands in the near future. The ruling may also negatively impact the patent protection for the products being commercialized pursuant to our ex-US licenses with GSK and Norgine. Although the U.S. ruling is not binding in countries outside the U.S., similar challenges to those raised in the U.S. litigation may be raised in territories outside the U.S.
     We cannot be certain that these strategic partners will continue to devote significant resources to the sale or development of products under the agreements, particularly in light of the recent launch of third party and authorized generic Zegerid products. Any determination by Schering-Plough, GSK or Norgine to cease promotion or development of products under our strategic alliances would limit our potential to receive additional payments under these agreements, and adversely affect our ability to generate sufficient revenues to grow our business and sustain profitability. Even if these strategic partners determine to continue to pursue our alliances, we will only receive specified milestone payments and royalties on net sales and may not enjoy the same financial rewards as we would have had we developed and launched the related products ourselves. In addition, the royalties payable to us under our license agreement with Schering-Plough are subject to reduction in the event it is ultimately determined by the courts (with the decision being unappealable or unappealed within the time allowed for appeal) that there is no valid claim of the licensed patents covering the manufacture, use or sale of the Zegerid OTC product and third parties have received marketing approval for, and are conducting bona fide ongoing commercial sales of, generic versions of the licensed products. Any of these limitations on our ability to continue to receive anticipated revenue under our strategic alliances could have a material adverse effect on our business, financial condition and results of operations.
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
Our Glumetza and Zegerid prescription products currently compete with many other drug products and, in the case of Zegerid, face competition from generic equivalents, which will negatively impact our market share and limit our ability to generate revenues.
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
     Our Zegerid prescription products compete with many other products, including:
•	Par’s third party generic version and Prasco’s authorized generic version of Zegerid Capsules;

•	branded PPI prescription products (such as Nexium®, Aciphex® and Kapidex™/Dexliant™);

•	other generic PPI prescription products (such as delayed-release omeprazole, delayed-release lansoprazole and delayed-release pantoprazole);

•	OTC PPI products (such as Prilosec OTC®, Prevacid® 24HR and store-brand versions); and

•	other prescription and/or OTC acid-reducing agents (such as histamine-2 receptor antagonists and antacids).
     In addition, the availability of Zegerid OTC and any other products developed by Schering-Plough using our proprietary PPI technology for the U.S. OTC market could decrease demand or negatively impact reimbursement coverage for our prescription products in the U.S.
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
     In many cases, insurers and other healthcare payment organizations encourage the use of alternative generic brands and OTC products through their prescription benefits coverage and reimbursement policies. The competition among pharmaceutical companies to have their products approved for reimbursement also results in downward pricing pressure in the industry and in the markets where our products compete. In some cases, we aggressively discount our products in order to obtain reimbursement coverage, and we may not be successful in any efforts we take to mitigate the effect of a decline in average selling prices for our products. Declines in our average selling prices also reduce our gross margins.
     If the products we promote and sell are not included within an adequate number of formularies or adequate payment or reimbursement levels are not provided, or if those policies increasingly favor generic products, we will have difficulty sustaining market acceptance of our products and our business will be materially adversely affected.
We depend on a limited number of wholesaler customers for retail distribution of our Zegerid products, and if we lose any of our significant wholesaler customers, our business could be harmed.
     Our wholesaler customers for our Zegerid products include some of the nation’s leading wholesale pharmaceutical distributors, such as Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, and major drug chains. Sales to Cardinal, McKesson and AmerisourceBergen accounted for approximately 27%, 24% and 15%, respectively, of our annual revenues during 2009 and 30%, 23% and 17%, respectively, of our revenues for the six months ended June 30, 2010. The loss of any of these wholesaler customers’ accounts or a material reduction in their purchases could harm our business, financial condition or results of operations. In addition, although we frequently face pricing pressure from our wholesaler customers, we expect this pressure to increase with the availability of generic versions of our Zegerid prescription products. Furthermore, we may experience significant returns by these wholesaler customers of quantities of Zegerid prescription products currently held by them, if these wholesalers do not expect sufficient demand at the pharmacy level to result in the ultimate sale of these products.
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
     For our Zegerid prescription products, we currently rely on Norwich Pharmaceuticals, Inc., located in New York, as the sole third-party manufacturer of Zegerid Capsules and the related authorized generic product. In addition, we rely on a single third-party manufacturer, Patheon Inc., using a manufacturing facility located in Canada, for the supply of Zegerid Powder for Oral Suspension. We currently rely on a single third-party supplier located outside of the U.S., Union Quimico Farmaceutica, S.A., or Uquifa, for the supply of omeprazole, which is an active pharmaceutical ingredient in each of our current Zegerid products. We are obligated under our supply agreement with Uquifa to purchase all of our requirements of omeprazole from this supplier.

     For the Glumetza products, we rely on Depomed to oversee product manufacturing and supply. In turn, Depomed relies on a single third-party manufacturer for each of the Glumetza products.
     For our budesonide MMX and rifamycin SV MMX product candidates, we rely on Cosmo to manufacture and supply all of our drug product requirements.
     Any significant problem that these sole source manufacturers or suppliers experience could result in a delay or interruption in the supply to us or our partners until the manufacturer or supplier cures the problem or until we or our partners locate an alternative source of supply. In addition, because these sole source manufacturers and suppliers provide services to a number of other pharmaceutical companies, they may experience capacity constraints or choose to prioritize one or more of their other customers.
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
     Following receipt of regulatory approval, any products that we market continue to be subject to extensive regulation. These regulations impact many aspects of our operations, including the manufacture, labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion and record keeping related to the products. The FDA also frequently requires post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products. For example, in connection with the approval of our NDAs for Zegerid Powder for Oral Suspension, we committed to commence clinical studies to evaluate the product in pediatric populations in 2005. We have not yet commenced any of the studies and have requested a waiver of this requirement from the FDA. In addition, the subsequent discovery of previously unknown problems with the product may result in restrictions on the product, including withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, disgorgement of money, operating restrictions and criminal prosecution.
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
     In addition, there have been a number of other legislative and regulatory proposals aimed at changing the pharmaceutical industry. These include proposals to permit reimportation of pharmaceutical products from other countries and proposals concerning safety matters. For example, in an attempt to protect against counterfeiting and diversion of drugs, a bill was introduced in the previous Congress that would establish an electronic drug pedigree and track-and-trace system capable of electronically recording and authenticating every sale of a drug unit throughout the distribution chain. This bill or a similar bill may be introduced in Congress in the future. California has already enacted legislation that requires development of an electronic pedigree to track and trace each prescription drug at the saleable unit level through the distribution system (an electronic pedigree would be generated by the attachment of a device incorporating a unique identifier to each container of prescription drugs, which would be read electronically and tracked through a database as it passes through each stage of the distribution chain). California’s electronic pedigree requirement is scheduled to take effect beginning in January 2015. Compliance with California and any future federal or state electronic pedigree requirements will likely require an increase in our operational expenses and will likely be administratively burdensome. As a result of these and other new proposals, we may determine to change our current manner of operation, provide additional benefits or change our contract arrangements, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
If we are unable to retain key personnel, our business will suffer.
     We are a small company and, as of June 30, 2010, had 331 employees. As a result of Par’s decision to launch a generic version of our Zegerid Capsules prescription product, in late June 2010, we determined to cease promotion of our Zegerid prescription products, launch an authorized generic version of our Zegerid Capsules prescription product and implement a corporate restructuring, including a significant workforce reduction in our commercial organization and other selected operations. At the same time, we also significantly reduced the number of contract sales representatives that we utilize. We anticipate that we will have approximately 215 employees following the completion of our corporate restructuring.
     Our success depends on our continued ability to retain and motivate highly qualified management, clinical, manufacturing, product development, business development and sales and marketing personnel. We may not be able to recruit and retain qualified personnel in the future, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Furthermore, any negative perceptions associated with our recent corporate restructuring may make it even more difficult for us to retain and motivate our remaining personnel, including our remaining field sales representatives.

     Our success also depends on a number of key senior management personnel, particularly Gerald T. Proehl, our President and Chief Executive Officer. Although we have employment agreements with our executive officers, these agreements are terminable at will at any time with or without notice and, therefore, we cannot be certain that we will be able to retain their services. In addition, although we have a “key person” insurance policy on Mr. Proehl, we do not have “key person” insurance policies on any of our other employees that would compensate us for the loss of their services. If we lose the services of one or more of these individuals, replacement could be difficult and may take an extended period of time and could impede significantly the achievement of our business objectives.
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
     Zegerid Products and Related PPI Technology and Pending Patent Litigation
     We have entered into an exclusive, worldwide license agreement with the University of Missouri for patents and pending patent applications relating to specific formulations of PPIs with antacids and other buffering agents and methods of using these formulations. Currently, there are six issued U.S. patents that have provided coverage for our Zegerid products (U.S. Patent Nos. 5,840,737; 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772), all of which are subject to the University of Missouri license agreement. These patents were recently found to be invalid by ruling of the U.S. District Court for the District of Delaware, which ruling is being appealed, as further described below.
     There are also several pending U.S. patent applications relating to our Zegerid products and technology, some of which are subject to the University of Missouri license agreement and some of which we own. The issued patents generally cover pharmaceutical compositions combining PPIs with buffering agents, such as antacids, and methods of treating GI disorders by administering solid or liquid forms of such compositions, and each of the patents expires in July 2016. In addition to the U.S. patent coverage, several international patents have been issued, including in Australia, Austria, Belgium, Canada, Cyprus, Denmark, Finland, France, Germany, Greece, Ireland, Israel, Italy, Luxembourg, Mexico, Monaco, Netherlands, New Zealand, Poland, Portugal, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom, all of which are subject to the University of Missouri license agreement. There are also several pending international patent applications, some of which are subject to the University of Missouri license agreement and some of which we own. The issued claims in these international patents vary between the different countries and include claims covering pharmaceutical compositions combining PPIs with buffering agents and the use of these compositions in the manufacture of drug products for the treatment of GI disorders.
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
     Zegerid® Patent Litigation
     In April 2010, the U.S. District Court for the District of Delaware ruled that five patents covering Zegerid Capsules and Zegerid Powder for Oral Suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772) are invalid due to obviousness. These patents were the subject of lawsuits we filed in 2007 against Par for infringement. The lawsuits were filed in response to ANDAs filed by Par with the FDA. In May 2010, we filed an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the timing or outcome of the appeal.
     In early July 2010, Par commenced its commercial sale of its generic version of our Zegerid Capsules prescription product. We anticipate that Par will launch its generic version of our Zegerid Powder for Oral Suspension product once it receives FDA approval to market that product. Pursuant to FDA rules and regulations, we believe that Par, as the first ANDA filer with respect to our Zegerid prescription products, will have a six-month period of exclusivity from the date it launches its generic products during which all other ANDA filers will not be allowed to market or sell their generic products. After the expiration of the six-month exclusivity period, additional FDA-approved generic versions, if any, of these Zegerid products may become available.
     In late June 2010, under our distribution and supply agreement with Prasco and as a result of Par’s decision to launch its generic version of our Zegerid Capsules prescription product, Prasco commenced shipments of our authorized generic of prescription Zegerid Capsules in 20 mg and 40 mg dosage strengths in the U.S., and we ceased our commercial promotion of Zegerid prescription products.
     The launch of generic Zegerid Capsules prescription products will adversely impact sales of our Zegerid brand prescription products and have a negative impact on our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows. Even if physicians prescribe Zegerid products, third-party payors and pharmacists can substitute generic versions of Zegerid. In many cases, insurers and other healthcare payment organizations encourage the use of generic brands through their prescription benefits coverage and payment or reimbursement policies. Insurers and other healthcare payment organizations may make generic alternatives of Zegerid more attractive to patients by providing different amounts of coverage or out-of-pocket expenses so that the net cost of the generic product to the patient is less than the net cost of our branded product.
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
     University of Missouri — Application for Patent Reissue
     In December 2007, the University of Missouri filed an Application for Reissue of U.S. Patent No. 5,840,737, or the ‘737 patent, with the U.S. Patent and Trademark Office, or PTO. The ‘737 patent is one of six issued patents listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book, for Zegerid Powder for Oral Suspension. The ‘737 patent is not one of the four patents listed in the Orange Book for Zegerid Capsules. It is not feasible to predict the impact that the reissue proceeding may have on the scope and validity of the ‘737 patent claims. If the claims of the ‘737 patent ultimately are narrowed substantially or invalidated by the PTO, the extent of the patent coverage afforded to our Zegerid family of products could be further impaired. In addition, we expect the University of Missouri will disclose to the PTO the District Court’s ruling described above, and we cannot predict the impact such disclosure will have on the reissue proceedings.
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
     Depomed, Inc. — Glumetza Patent Litigation
     In November 2009, Depomed filed a lawsuit in the United States District Court for the Northern District of California against Lupin Limited and its wholly-owned subsidiary, Lupin Pharmaceutical, Inc., collectively referred to herein as Lupin, for infringement of the patents listed in the Orange Book for Glumetza. The lawsuit was filed in response to an ANDA and Paragraph IV certification filed with the FDA by Lupin regarding Lupin’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the Orange Book patents. Depomed commenced the lawsuit within the requisite 45 day time period, placing an automatic stay on the FDA from approving Lupin’s proposed products for 30 months or until a decision is rendered by the District Court, which is adverse to the Orange Book patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in May 2012. Lupin has prepared and filed an answer in the case, principally asserting non-infringement and invalidity of the Orange Book patents, and has also filed counterclaims. Discovery is currently underway and a hearing for claim construction, or Markman hearing, is scheduled for January 2011.
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
     Trademarks
     Our trademarks are important to our success and competitive position. We have received U.S. and European Union, or EU, trademark registration for our corporate name, Santarus®. We also have received trademark registration in the U.S., EU, Canada and Japan for our brand name, Zegerid®, and have applied for trademark registration for various other names and logos. We have licensed to Schering-Plough the right to use various Zegerid related trademarks, including Zegerid

OTC®, in connection with their licensed OTC products. Any objections we receive from the PTO, foreign trademark authorities or third parties relating to our registered trademarks and pending applications could require us to incur significant expense in defending the objections or establishing alternative names. There is no guarantee we will be able to secure any of our pending trademark applications with the PTO or comparable foreign authorities.
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
Our immediate-release PPI technology is licensed from the University of Missouri and any loss of our license rights would harm our business and affect our ability to market our products.
     Our immediate-release PPI technology is based on technology and patent rights exclusively licensed from the University of Missouri. A loss or adverse modification of our technology license from the University of Missouri could materially harm our ability to commercialize our current Zegerid products and other products based on that licensed technology that we or our strategic partners develop or commercialize. The University of Missouri may claim that new patents or new patent applications that result from new research performed by the University of Missouri are not part of the licensed technology.
     The licenses from the University of Missouri expire in each country when the last patent for licensed technology expires in that country and the last patent application for licensed technology in that country is abandoned. In addition, our rights under the University of Missouri license are subject to early termination under specified circumstances, including our material and uncured breach of the license agreement or our bankruptcy or insolvency. Further, we are required to use commercially reasonable efforts to develop and sell products based on the technology we licensed from the University of Missouri to meet market demand. If we fail to meet these obligations in specified countries, after giving us an opportunity to cure the failure, the University of Missouri can terminate our license or render it nonexclusive with respect to those countries. To date, we believe we have met all of our obligations under the University of Missouri agreement. However, in the event that the University of Missouri is able to terminate the license agreement for one of the reasons specified in the license agreement, we would lose our rights to develop, market and sell immediate-release PPI products based on those licensed technologies.

Risks Related to Our Financial Results and Need for Financing
We may incur operating losses in the future and may not be able to sustain profitability.
     The extent of our future operating losses and our ability to sustain profitability are highly uncertain. We have been engaged in developing and commercializing drugs and have generated significant operating losses since our inception in December 1996. Our commercial activities and continued product development and clinical activities will require significant expenditures. For the six months ended June 30, 2010, we recognized $81.4 million in total revenues, and, as of June 30, 2010, we had an accumulated deficit of $281.1 million.
     As a result of Par’s decision to launch its generic version of our Zegerid Capsules prescription product, we determined in late June 2010 to cease promotion of our Zegerid prescription products and implement a corporate restructuring. As a result, we expect to record significant restructuring charges relating to employment termination benefits and contract termination costs in the third quarter of 2010. However, we may not be able to realize the cost savings and other anticipated benefits from our restructuring, and we cannot guarantee that any of our restructuring efforts will be successful, or that we will not have to undertake additional restructuring activities
     We may incur additional operating losses and capital expenditures as we support the continued marketing of the Glumetza products and any other products we commercialize, and continue our product development and clinical research programs.
Our quarterly financial results are likely to fluctuate significantly due to uncertainties about future sales levels for our currently marketed products and future costs associated with our development-stage products.
     Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the commercial success of, and demand for, currently marketed products, as well as the success and costs of our development programs are uncertain and therefore our future prospects are uncertain. For example, we expect our revenues from the sale of Zegerid prescription products to decrease significantly in the third quarter of 2010 stemming from the recent launch of Par’s generic version of our Zegerid Capsules prescription product. The level of our revenues and results of operations at any given time will be based primarily on the following factors:
•	the availability of third party generic versions of our Zegerid prescription products;

•	our potential to receive revenue under a distribution and supply agreement with Prasco for the sale of authorized generic Zegerid products;

•	whether we are able to maintain patent protection for our products, including whether favorable outcomes are obtained in our pending appeal relating to our Zegerid prescription products and a pending patent infringement lawsuit relating to our Glumetza prescription product;

•	commercial success of the Glumetza prescription products, particularly in light of the recent Glumetza 500 mg recall, voluntarily undertaken by our partner, Depomed, in June 2010, and the related ongoing supply interruption of this dosage strength;

•	results of clinical studies and other development programs, including the ongoing and planned clinical programs for the budesonide MMX and rifamycin SV MMX product candidates;

•	progress under our strategic alliances with Schering-Plough, GSK and Norgine, including the impact on these alliances from generic competition and the potential for early termination of, or reduced payments under, the related agreements;

•	our ability to obtain regulatory approval for any future products we develop or in-license;

•	interruption in the manufacturing or distribution of our products, including the products we promote;

•	timing of new product offerings, acquisitions, licenses or other significant events by us, our strategic partners or our competitors;

•	legislative changes, including healthcare reform, affecting the products we may offer or those of our competitors; and

•	the effect of competing technological and market developments.
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
     If an event of default occurs under the loan agreement, we may be unable to borrow additional amounts, and may be required to repay any amounts previously borrowed. The events of default under the loan agreement include, among other things, a material adverse effect on (i) our business operations, condition (financial or otherwise) or prospects, (ii) our ability to repay the obligations under the loan agreement or otherwise perform our obligations under the loan agreement, or (iii) our interest in, or the value, perfection or priority of Comerica’s security interest in the collateral, which generally includes all of our cash and accounts receivable, but excludes intellectual property. At this time, Comerica has not taken any action to declare an event of default under the loan agreement stemming from the Par litigation, our decision to cease promotion of Zegerid prescription products or our corporate restructuring, but we cannot be certain that Comerica will not seek to declare an event of default in the future for this or another reason. For a description of the loan agreement, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.
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
     The market prices for securities of specialty biopharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. For example, during the year ended December 31, 2009, the trading prices for our common stock ranged from a high of $5.82 to a low of $1.05, and on July 15, 2010, the closing trading price for our common stock was $2.62. In addition, we have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Furthermore, our loan agreement with Comerica prohibits us from paying dividends. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment.
     The trading price of our common stock may continue to fluctuate substantially as a result of one or more of the following factors:
•	developments relating to generic versions of our Zegerid products, including the currently-available versions offered by Par and Prasco, and any additional generic products that may be offered in the future;

•	the outcomes of the pending appeal relating to our Zegerid prescription products and the pending litigation concerning the Glumetza prescription products we promote;

•	announcements concerning our product development programs, results of our clinical studies or status of our regulatory submissions;

•	other announcements concerning our commercial progress and activities, including sales and revenue trends;

•	regulatory developments and related announcements in the U.S., including announcements by the FDA, and foreign countries;

•	developments, including announcements concerning progress, delays or terminations, pursuant to our strategic alliances with Schering-Plough, GSK and Norgine or our promotion arrangement for Glumetza;

•	our entering into licenses, strategic partnerships and similar arrangements, or the termination of such arrangements;

•	other disputes or developments concerning proprietary rights, including patents and trade secrets, litigation matters, and our ability to patent or otherwise protect our products and technologies;

•	conditions or trends in the pharmaceutical and biotechnology industries, including the impact of healthcare reform;

•	fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	changes in, or our failure to meet or exceed, investors’ and securities analysts’ expectations;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	actual or anticipated fluctuations in our or our competitors’ quarterly or annual operating results;

•	announcements concerning borrowings under our loan agreement, takedowns under our existing universal shelf registration statement or other developments relating to the loan agreement, universal shelf registration statement or our other financing activities;

•	acquisition of products or businesses by us or our competitors;

•	announcements made by, or events affecting, our strategic partners, our contract sales force provider, our suppliers or other third parties that provide services to us;

•	litigation and government inquiries; or

•	economic and political factors, including wars, terrorism and political unrest.
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
     The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical and biotechnology companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. In addition, over the last few years, several class action lawsuits have been filed against pharmaceutical companies alleging that the companies’ sales representatives have been misclassified as exempt employees under the Federal Fair Labor Standards Act and applicable state laws. One appellate court decision found sales representatives are exempt and a very recent appellate court decision found sales representatives are not exempt. Given this split of opinion by the courts and lack of clarity on the issue, we cannot be certain as to how the lawsuits will ultimately be resolved. Although we have not been the subject of these types of lawsuits, we may be targeted in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.
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
     Not applicable.
Issuer Purchases of Equity Securities
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Removed and Reserved
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

3.3(3)	Certificate of Designations for Series A Junior Participating Preferred Stock

4.1(3)	Form of Common Stock Certificate

4.2(4)	Amended and Restated Investors’ Rights Agreement, dated April 30, 2003, among us and the parties named therein

4.3(4)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated May 19, 2003, among us and the parties named therein

4.4(4)*	Stock Restriction and Registration Rights Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

4.5(4)	Form of Common Stock Purchase Warrant

4.6(3)	Rights Agreement, dated as of November 12, 2004, between us and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Santarus, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

4.7(5)	First Amendment to Rights Agreement, dated as of April 19, 2006, between us and American Stock Transfer & Trust Company

Exhibit
Number	Description
4.8(6)	Second Amendment to Rights Agreement, dated December 10, 2008, between us and American Stock Transfer & Trust Company

4.9(7)	Warrant to Purchase Shares of Common Stock, dated February 3, 2006, issued by us to Kingsbridge Capital Limited

4.10(7)	Registration Rights Agreement, dated February 3, 2006, between us and Kingsbridge Capital Limited

4.11(8)	Registration Rights Agreement, dated December 10, 2008, between us and Cosmo Technologies Limited

4.12(8)	Amendment No. 1 to Registration Rights Agreement, dated April 23, 2009, between us and Cosmo Technologies Limited

10.1+	Distribution and Supply Agreement, dated April 26, 2010, between us and Prasco, LLC

10.2+	Amendment No. 3 to Service Agreement, dated June 30, 2010, between us and Ventiv Commercial Services, LLC (d/b/a inVentiv Commercial Services, LLC)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q of Santarus, Inc. for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 13, 2004.

(2)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on December 5, 2008.

(3)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on November 17, 2004.

(4)	Incorporated by reference to the Registration Statement on Form S-1 of Santarus, Inc. (Registration No. 333-111515), filed with the Securities and Exchange Commission on December 23, 2003, as amended.

(5)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on April 21, 2006.

(6)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2008.

(7)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on February 3, 2006.

(8)	Incorporated by reference to the Registration Statement on Form S-3 of Santarus, Inc. (Registration No. 333-156806), filed with the Securities and Exchange Commission on January 20, 2009, as amended.

*	Santarus, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which portions have been omitted and filed separately with the Securities and Exchange Commission.

+	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and

Exchange Commission.

†	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Santarus, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 2, 2010

/s/ Debra P. Crawford
Debra P. Crawford,
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)