Form 10-Q
period 2010-09-30
SANTARUS INC
filed 2010-11-09
CIK 1172480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of October 29, 2010 was 58,824,058.

SANTARUS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

Page
No.
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	1
Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	1
Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2010 and 2009	2
Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2010 and 2009	3
Notes to Unaudited Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	31
Item 4. Controls and Procedures	32

PART II — OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 3. Defaults Upon Senior Securities	57
Item 4. Removed and Reserved	57
Item 5. Other Information	57
Item 6. Exhibits	57
SIGNATURES	60
EX-2.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-31.1
EX-31.2
EX-32

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Santarus, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$61,104	$86,129
Short-term investments	3,997	7,815
Accounts receivable, net	7,235	16,253
Inventories, net	2,441	5,336
Prepaid expenses and other current assets	5,369	3,797

Total current assets	80,146	119,330

Long-term restricted cash	1,400	1,400
Property and equipment, net	837	875
Intangible assets, net	14,632	9,750
Goodwill	2,904	—
Other assets	6	6

Total assets	$99,925	$131,361

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$35,767	$58,676
Allowance for product returns	13,482	12,846
Current portion of deferred revenue	—	245

Total current liabilities	49,249	71,767

Deferred revenue, less current portion	2,634	2,678
Long-term debt	10,000	10,000
Other long-term liabilities	2,340	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2010 and December 31, 2009; no shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at September 30, 2010 and December 31, 2009; 58,817,281 and 58,344,932 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	6	6
Additional paid-in capital	342,507	337,312
Accumulated other comprehensive loss	—	(1)
Accumulated deficit	(306,811)	(290,401)

Total stockholders’ equity	35,702	46,916

Total liabilities and stockholders’ equity	$99,925	$131,361

See accompanying notes.

Santarus, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Product sales, net	$10,972	$31,488	$72,848	$87,032
Promotion revenue	6,791	6,749	23,715	16,929
Royalty revenue	311	—	2,689	—
Other license revenue	—	1,216	245	6,149

Total revenues	18,074	39,453	99,497	110,110
Costs and expenses:
Cost of product sales	1,189	2,009	6,555	5,993
License fees and royalties	16,046	2,017	21,304	5,695
Research and development	4,427	3,441	13,984	9,814
Selling, general and administrative	14,997	26,331	66,464	80,383
Restructuring charges	7,258	—	7,258	—

Total costs and expenses	43,917	33,798	115,565	101,885

Income (loss) from operations	(25,843)	5,655	(16,068)	8,225
Other income (expense):
Interest income	22	25	68	179
Interest expense	(116)	(117)	(345)	(345)

Total other income (expense)	(94)	(92)	(277)	(166)

Income (loss) before income taxes	(25,937)	5,563	(16,345)	8,059
Income tax expense	(191)	223	65	445

Net income (loss)	$(25,746)	$5,340	$(16,410)	$7,614

Net income (loss) per share:
Basic	$(0.44)	$0.09	$(0.28)	$0.13

Diluted	$(0.44)	$0.09	$(0.28)	$0.13

Weighted average shares outstanding used to calculate net income (loss) per share:
Basic	58,622,206	58,052,418	58,480,222	57,932,135
Diluted	58,622,206	60,109,860	58,480,222	59,018,999
See accompanying notes.

Santarus, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Operating activities
Net income (loss)	$(16,410)	$7,614
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,506	1,563
Unrealized gain on trading securities, net	(2)	(46)
Stock-based compensation	4,153	3,494
Issuance of common stock for technology license agreement	150	—
Changes in operating assets and liabilities:
Accounts receivable, net	9,019	(4,113)
Inventories, net	2,895	130
Prepaid expenses and other current assets	(1,572)	(1,362)
Accounts payable and accrued liabilities	(23,375)	1,986
Allowance for product returns	636	1,997
Deferred revenue	(289)	(5,981)

Net cash provided by (used in) operating activities	(23,289)	5,282

Investing activities
Purchases of short-term investments	(14,243)	(7,825)
Sales and maturities of short-term investments	14,231	8,618
Redemption of investments	3,850	250
Purchases of property and equipment	(269)	(193)
Acquisition of intangible assets	(5,000)	—
Net cash paid for business combination	(842)	—

Net cash provided by (used) in investing activities	(2,273)	850

Financing activities
Exercise of stock options	212	116
Issuance of common stock, net	325	331

Net cash provided by financing activities	537	447

Increase (decrease) in cash and cash equivalents	(25,025)	6,579
Cash and cash equivalents at beginning of the period	86,129	49,886

Cash and cash equivalents at end of the period	$61,104	$56,465

See accompanying notes.

Santarus, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Organization and Business
     Santarus, Inc. (“Santarus” or the “Company”) is a specialty biopharmaceutical company focused on acquiring, developing and commercializing proprietary products that address the needs of patients treated by physician specialists. Santarus was incorporated on December 6, 1996 as a California corporation and did not commence significant business activities until late 1998. On July 9, 2002, the Company reincorporated in the State of Delaware.
2. Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) related to the preparation of interim financial statements and the rules and regulations of the U.S. Securities and Exchange Commission related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all information and disclosures required by GAAP for complete financial statements. The interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.
     Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any future periods. For further information, please see the financial statements and related disclosures included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.
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
3. Principles of Consolidation
     The unaudited interim consolidated financial statements of the Company include the accounts of Santarus, Inc. and its wholly owned subsidiary, Covella Pharmaceuticals, Inc. (“Covella”). The Company does not have any interest in variable interest entities. All material intercompany transactions and balances have been eliminated in consolidation.
     In September 2010, the Company acquired the worldwide rights to SAN-300, a humanized anti-VLA-1 antibody, through the acquisition of Covella pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”) with Covella, Lawrence C. Fritz, as the stockholder representative, and SAN Acquisition Corp., a wholly owned subsidiary of the Company (“Merger Sub”). In connection with the consummation of the transactions contemplated by the Merger Agreement, Merger Sub merged with Covella, and Covella survived as a wholly owned subsidiary of the Company.
4. Revenue Recognition
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
     The Company’s allowance for product returns was $13.5 million as of September 30, 2010 and $12.8 million as of December 31, 2009. In order to provide a basis for estimating future product returns on sales to its customers at the time title transfers, the Company has been tracking its Zegerid products return history by individual production batches from the time of its first commercial product launch of Zegerid Powder for Oral Suspension 20 mg in late 2004, taking into consideration product expiration dating and estimated inventory levels in the distribution channel. The Company recognizes product sales at the time title passes to its customers, and the Company provides for an estimate of future product returns at that time based upon these historical product returns trends, analysis of product expiration dating and inventory levels in the distribution channel, and the other factors discussed above. There may be a significant time lag between the date the Company determines the estimated allowance and when it receives the product return and issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods.
     The Company’s allowance for rebates, chargebacks and other discounts was $19.0 million as of September 30, 2010 and $34.7 million as of December 31, 2009. These allowances reflect an estimate of the Company’s liability for rebates due to managed care organizations under specific contracts, rebates due to various organizations under Medicare contracts and regulations, chargebacks due to various organizations purchasing the Company’s products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. The Company estimates its liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, the Company evaluates its outstanding contracts and applies the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, the Company projects the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by the Company and/or its competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date the Company determines the estimated allowance and when the Company makes the contractual payment or issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods.
     In late June 2010, the Company began selling an authorized generic version of its prescription Zegerid Capsules under a distribution and supply agreement with Prasco, LLC (“Prasco”). Prasco has agreed to purchase all of its authorized generic product requirements from the Company and pays a specified invoice supply price for such products. The Company recognizes revenue from shipments to Prasco at the invoice supply price and records the related cost of product sales when title transfers, which is generally at the time of shipment. The Company is also entitled to receive a percentage of the gross margin on sales of the authorized generic products by Prasco, which the Company recognizes as an addition to product sales, net when Prasco reports to the Company the gross margin from the ultimate sale of the products. Any adjustments to the gross margin related to Prasco’s estimated sales discounts and other deductions are recognized in the period Prasco reports the amounts to the Company.
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
5. Stock-Based Compensation
     For the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009, the Company recognized approximately $1.7 million, $1.1 million, $4.2 million and $3.5 million of total stock-based compensation, respectively. For the three and nine months ended September 30, 2010, stock-based compensation included approximately $352,000 related to the Company’s corporate restructuring implemented in the third quarter of 2010. The Company offered to accelerate the vesting of stock options by six months and extend the period for exercising vested stock options by twelve months from each affected employee’s termination date. For the nine months ended September 30, 2009, stock-based compensation included approximately $355,000 related to stock options containing performance-based vesting. As of September 30, 2010, total unrecognized compensation cost related to stock options and employee stock purchase plan rights was approximately $8.7 million, and the weighted average period over which it was expected to be recognized was 2.8 years. In March 2010, the Company granted options to purchase an aggregate of 2,810,228 shares of its common stock in connection with annual option grants to all eligible employees. These stock options vest over a four-year period from the date of grant.
6. Comprehensive Income (Loss)
     Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss), specifically unrealized gains and losses on securities available-for-sale. Comprehensive income (loss) consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$(25,746)	$5,340	$(16,410)	$7,614
Unrealized gain (loss) on investments	(1)	(2)	1	(2)

Comprehensive income (loss)	$(25,747)	$5,338	$(16,409)	$7,612

7. Net Income (Loss) Per Share
     Basic income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, contingently issuable shares, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted income (loss) per share when their effect is dilutive. Potentially dilutive securities totaling 17.6 million shares and 10.0 million shares for the three months ended September 30, 2010 and 2009 and 16.9 million shares and 11.0 million shares for the nine months ended September 30, 2010 and 2009, respectively, were excluded from the calculation of diluted income (loss) per share because of their anti-dilutive effect.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss) (in thousands)	$(25,746)	$5,340	$(16,410)	$7,614

Denominator:
Weighted average common shares outstanding for basic net income (loss) per share	58,622,206	58,052,418	58,480,222	57,932,135
Net effect of dilutive common stock equivalents	—	2,057,442	—	1,086,864

Denominator for diluted net income (loss) per share	58,622,206	60,109,860	58,480,222	59,018,999

Net income (loss) per share
Basic	$(0.44)	$0.09	$(0.28)	$0.13

Diluted	$(0.44)	$0.09	$(0.28)	$0.13

8. Segment Reporting
     Management has determined that the Company operates in one business segment which is the acquisition, development and commercialization of pharmaceutical products.
9. Available-for-Sale Securities
     The Company has classified its debt securities as available-for-sale and, accordingly, carries these investments at fair value, and unrealized holding gains or losses on these securities are carried as a separate component of stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.
     The following is a summary of the Company’s available-for-sale investment securities as of September 30, 2010 and December 31, 2009 (in thousands). All available-for-sale securities held as of September 30, 2010 and December 31, 2009 have contractual maturities within one year. There were no material gross realized gains or losses on sales of available-for-sale securities for the three and nine months ended September 30, 2010 and the year ended December 31, 2009.

	Amortized	Market	Unrealized
	Cost	Value	Gain (Loss)
September 30, 2010:
U.S. government-sponsored enterprise securities	$5,397	$5,397	$—
U.S. Treasury securities	—	—	—

	$5,397	$5,397	$—

December 31, 2009:
U.S. government-sponsored enterprise securities	$3,852	$3,852	$—
U.S. Treasury securities	1,516	1,515	(1)

	$5,368	$5,367	$(1)

     The classification of available-for-sale securities in the Company’s balance sheets is as follows (in thousands):

	September 30,	December 31,
	2010	2009
Short-term investments	$3,997	$3,967
Restricted cash	1,400	1,400

	$5,397	$5,367

     As of December 31, 2009, the Company held auction rate securities (“ARS”) and Auction Rate Securities Rights (“ARS Rights”) which were classified as trading securities. The Company classified the balance of its ARS and ARS Rights totaling $3.8 million in aggregate as short-term investments in the balance sheet as of December 31, 2009.
10. Fair Value Measurements
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
     The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2010 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$8,901	$—	$—	$8,901
U.S. Treasury securities	6,899	—	—	6,899
U.S. government–sponsored enterprise securities	—	50,701	—	50,701

	$15,800	$50,701	$—	$66,501

Liabilities:
Contingent consideration	$—	$—	$1,900	$1,900

	$—	$—	$1,900	$1,900

     The following table provides a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Auction Rate Securities and Rights:
Beginning balance	$1,750	$4,239	$3,848	$4,250
Redemptions and sales, at par	(1,750)	(200)	(3,850)	(250)
Net unrealized gain included in net income (loss)	—	7	2	46

Ending balance	$—	$4,046	$—	$4,046

Contingent Consideration:
Beginning balance	$—	$—	$—	$—
Transfers in from business combination	1,900	—	1,900	—

Ending balance	$1,900	$—	$1,900	$—

     Level 3 assets included ARS and ARS Rights. Due to conditions in the global credit markets, these securities had insufficient demand resulting in multiple failed auctions since early 2008. As a result, these affected securities were not liquid. In October 2008, the Company received an offer of ARS Rights from UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”), and in November 2008, the Company accepted the ARS Rights offer. The ARS Rights permitted the Company to require UBS to purchase the Company’s ARS at par value at any time during the period of June 30, 2010 through July 2, 2012. As a condition to accepting the offer of ARS Rights, the Company released UBS from all claims except claims for consequential damages relating to its marketing and sales of ARS. The Company also agreed not to serve as a class representative or receive benefits under any class action settlement or investor fund. In July 2010, the Company exercised its ARS Rights, and UBS purchased all of the Company’s outstanding ARS at par value totaling approximately $1.8 million.
     As the Company’s ARS did not have a readily determinable market value, the Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS and its ARS Rights. The assumptions used in preparing the discounted cash flow model included estimates for interest rates, timing and amount of cash flows and expected holding period of the ARS and ARS Rights.
     Level 3 liabilities include contingent milestone and royalty obligations the Company may pay related to the acquisition of Covella. The fair value of the contingent consideration has been determined using a probability-weighted discounted cash flow model. The key assumptions in applying this approach are the discount rate and the probability assigned to the milestone or royalty being achieved. Management will remeasure the fair value of the contingent consideration at each reporting period, with any change in its fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in the estimate of the probability of achieving the milestone or royalty, being recorded in the current period’s statement of operations.
11. Balance Sheet Details
     Inventories, net consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Raw materials	$853	$1,071
Finished goods	3,749	4,269

	4,602	5,340
Allowance for excess and obsolete inventory	(2,161)	(4)

	$2,441	$5,336

     Inventories are stated at the lower of cost (FIFO) or market and consist of finished goods and raw materials used in the manufacture of Zegerid Capsules and the related authorized generic product and Zegerid Powder for Oral Suspension. Also included in inventories are product samples of Glumetza® (metformin hydrochloride extended release tablets) which the Company purchases from Depomed, Inc. (“Depomed”) under its promotion agreement. As of September 30, 2010, inventories also included raw materials to be used in the manufacture of Cycloset® (bromocriptine mesylate) tablets, which the Company plans to launch in November 2010. The Company provides reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and on firm purchase commitments, compared to forecasts of future sales. As of September 30, 2010, the Company reserved approximately $227,000 against on-hand inventories of product samples of Glumetza in connection with Depomed’s voluntary recall from wholesalers of certain lots of Glumetza 500 mg tablets. In addition, as of September 30, 2010, the Company reserved approximately $1.9 million against on-hand inventories of its Zegerid products in connection with the launch of generic and authorized generic versions of prescription Zegerid Capsules and the Company’s related decision to cease promotion of Zegerid.
     Accounts payable and accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Accounts payable	$3,482	$8,782
Accrued compensation and benefits	3,773	7,525
Accrued rebates	17,938	31,268
Accrued license fees and royalties	984	1,831
Accrued contract sales organization expenses	611	1,573
Accrued research and development expenses	4,151	3,421
Accrued restructuring charges	1,271	—
Income taxes payable	—	1,267
Other accrued liabilities	3,557	3,009

	$35,767	$58,676

12. Long-Term Debt
     On July 11, 2008, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Comerica Bank (“Comerica”). The Amended Loan Agreement amends and restates the terms of the original Loan and Security Agreement entered into between the Company and Comerica in July 2006. In December 2008, the Company drew down $10.0 million under the Amended Loan Agreement. The credit facility under the Amended Loan Agreement consists of a revolving line of credit, pursuant to which the Company may request advances in an aggregate outstanding amount not to exceed $25.0 million. Under the Amended Loan Agreement, the revolving loan bears interest, as selected by the Company, at either the variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” plus 0.50% or the LIBOR rate (as computed in the Amended and Restated LIBOR Addendum to the Amended Loan Agreement) plus 3.00%. The Company has selected the “prime rate” plus 0.50% interest rate option, which as of September 30, 2010 was 3.75%. Interest payments on advances made under the Amended Loan Agreement are due and payable in arrears on the first calendar day of each month during the term of the Amended Loan Agreement. On August 27, 2010, the Company entered into an amendment to the Amended Loan Agreement with Comerica that extends the maturity date of the revolving line of credit from July 11, 2011 to July 11, 2013. Amounts borrowed under the Amended Loan Agreement may be repaid and re-borrowed at any time prior to July 11, 2013, and any outstanding principal drawn during the term of the loan facility is due and payable on July 11, 2013. There is a non-refundable unused commitment fee equal to 0.50% per annum on the difference between the amount of the revolving line and the average daily balance outstanding thereunder during the term of the Amended Loan Agreement, payable quarterly in arrears. The Amended Loan Agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the Amended Loan Agreement.
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

13. Significant Agreements
Distribution and Supply Agreement with Prasco
     In April 2010, the Company entered into a distribution and supply agreement with Prasco, which grants Prasco the right to distribute and sell an authorized generic version of the Company’s Zegerid prescription products in the United States. Prasco has agreed to purchase all of its authorized generic product requirements from the Company and will pay a specified invoice supply price for such products. Prasco is also obligated to pay the Company a percentage of the gross margin on sales of the authorized generic products. In late June 2010, as a result of Par Pharmaceutical, Inc.’s (“Par’s”) decision to launch its generic version of Zegerid Capsules, Prasco commenced shipment of an authorized generic of Zegerid Capsules in 20 mg and 40 mg dosage strengths in the U.S. under the Prasco label.
Distribution and License Agreement with S2 and VeroScience
     In September 2010, the Company entered into a distribution and license agreement with S2 Therapeutics, Inc. (“S2”) and VeroScience, LLC (“VeroScience”) granting the Company exclusive rights to manufacture and commercialize the prescription product Cycloset in the U.S., subject to the right of S2 to promote Cycloset as described below. Cycloset is approved by the U.S. Food and Drug Administration (“FDA”) as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes mellitus both as mono-therapy and in combination with other oral diabetes medications.
     Under the terms of the distribution and license agreement, the Company is paying to S2 and VeroScience an upfront fee totaling $5.0 million. The $5.0 million upfront fee has been capitalized and included in intangible assets and is being amortized to license fee expense over the estimated useful life of the asset on a straight-line basis through early 2015. Total amortization expense for the three and nine months ended September 30, 2010 was approximately $93,000. The Company will record all sales of Cycloset and will pay a product royalty to S2 and VeroScience of 35% of the gross margin associated with net sales of Cycloset up to $100 million of cumulative total gross margin, increasing to 40% thereafter. Gross margin is defined as net sales less cost of goods sold. In the event net sales of Cycloset exceed $100 million in a calendar year, the Company will pay an additional 3% of the gross margin to S2 and VeroScience on incremental net sales over $100 million.
     The Company plans to launch Cycloset in November 2010. The Company is responsible for overseeing the manufacturing and distribution of Cycloset, and accordingly, S2’s existing agreements relating to the manufacture of Cycloset have been assumed by the Company. The Company is also responsible for all costs associated with its sales force and for all other sales and marketing-related expenses associated with its promotion of Cycloset. S2 retains the right to co-promote Cycloset at its sole cost and expense under the same trademark in portions of the U.S. where the Company is not actively promoting Cycloset. VeroScience, the holder of the U.S. regulatory approval for Cycloset, is responsible for overseeing regulatory matters. A joint steering committee consisting of representatives from the three companies has been formed to share information concerning the Cycloset development, manufacturing and promotion efforts in the U.S.
License Agreement and Supply Agreement with Pharming
     In September 2010, the Company entered into a license agreement and a supply agreement with Pharming Group N.V., on behalf of itself and each of its affiliates, including Pharming Intellectual Property B.V. and Pharming Technologies B.V. (“Pharming”), under which the Company was granted certain non-exclusive rights to develop and manufacture, and certain exclusive rights to commercialize Rhucin® (recombinant human C1 inhibitor) in the United States, Canada and Mexico (the “Territory”) for the treatment of acute attacks of hereditary angioedema (the “Initial Indication”) and other future indications, as further described below.
     License Agreement
     Under the license agreement, Pharming granted the Company the non-exclusive right to develop and manufacture and the exclusive right to commercialize licensed products in the Territory.
     In partial consideration of the licenses granted under the license agreement, the Company paid Pharming a $15.0 million upfront fee in September 2010 and will pay an additional $5.0 million milestone upon FDA acceptance for filing of a

Biologic License Application (“BLA”) for Rhucin. The Company may also pay Pharming additional success-based clinical and commercial milestones, including upon achievement of certain aggregate net sales levels of Rhucin. As consideration for the licenses and rights granted under the license agreement, and as compensation for the commercial supply of Rhucin by Pharming pursuant to the supply agreement described below, the Company will pay Pharming a tiered supply price, based on a percentage of net sales of Rhucin, subject to reduction in certain events. The Company recorded license fee expense of $15.0 million in the three months ended September 30, 2010, representing the upfront fee paid in September 2010.
     Under the license agreement, Pharming is responsible for conducting clinical development of Rhucin for the Initial Indication and all costs of such clinical development. Pharming will also be responsible for preparing and filing the BLA for the Initial Indication in the U.S. The Company will be responsible for seeking regulatory approval for the Initial Indication for each other country in the Territory.
     The Company and Pharming will share responsibility for conducting clinical development of Rhucin for the treatment or prevention of renal transplantation rejection in humans (the “Transplant Indication”), and will equally share the costs of such clinical development. The Company will be responsible for preparing and filing the drug approval application for the Transplant Indication throughout the Territory and for seeking regulatory approval to market and sell Rhucin for such indication.
     Either party may propose the development of Rhucin for an additional indication in the Territory, to which the other party may opt-in.
     The Company has agreed to use commercially reasonable efforts to promote, sell and distribute Rhucin in the Territory, including launching Rhucin for the Initial Indication in the U.S. within 120 days following receipt of U.S. regulatory approval. During the term of the license agreement, Pharming has agreed not to, and to insure that its distributors and dealers do not, sell Rhucin to any customer in the Territory. Both parties have agreed not to manufacture, develop, promote, market or distribute any other forms of C1 inhibitors for use in the Territory during the term.
     Supply Agreement
     Under the supply agreement, Pharming will manufacture and exclusively supply to the Company, and the Company will exclusively order from Pharming, Rhucin at the supply price for commercialization activities. Pharming will manufacture and supply recombinant human C1 inhibitor products to the Company at cost for development activities.
     Pharming will maintain any drug master files and the Company will have a right to reference any such drug master files for the purpose of obtaining regulatory approval of Rhucin in the Territory. Pharming will be responsible for obtaining and maintaining all manufacturing approvals and related costs.
     In the event of a supply failure, the Company has certain step-in rights to cure any payment defaults under Pharming’s third party manufacturing agreements or to assume sole responsibility for manufacturing and supply. In connection with the supply agreement, the Company entered into a separate agreement with Pharming under which the Company was granted certain property interests to manufacturing related intellectual property and access to manufacturing materials and know-how, in order to assume such manufacturing and supply responsibilities under certain circumstances.
14. Acquisition of Covella Pharmaceuticals, Inc.
Merger Agreement
     In September 2010, the Company acquired the worldwide rights to SAN-300 through the acquisition of Covella pursuant to the terms of the Merger Agreement with Covella, Lawrence C. Fritz, as the stockholder representative, and Merger Sub. In connection with the consummation of the transactions contemplated by the Merger Agreement, Merger Sub merged with Covella, and Covella survived as a wholly owned subsidiary of the Company.
     Prior to the Company’s acquisition of Covella, Covella was a privately held company owned by a small number of stockholders, including Westfield Capital Management Company, LP (“Westfield”), among others. As of March 31, 2010, based on disclosure in the Company’s Definitive Proxy Statement filed on April 23, 2010, Westfield was a beneficial owner of 12% of the Company’s common stock. Westfield owned approximately 3.5% of the outstanding capital stock of Covella prior to the acquisition by the Company. In addition to its portion of the merger consideration, Westfield also received $600,000 as repayment of debt owed by Covella.
     Under the terms of the Merger Agreement, the Company paid to the Covella stockholders upfront consideration of $862,000 in cash, including the $600,000 Westfield repayment. The Company also issued to the Covella stockholders 181,342 unregistered shares of the Company’s common stock (subject to a 12-month lock-up period). The Company assumed responsibility for payment of approximately $467,000 in Covella liabilities and will make clinical and regulatory milestone payments based on success in developing product candidates in addition to a royalty on net sales of any commercial products resulting from the SAN-300 technology. See contingent consideration liability discussed below.
     Both the Company and Covella agreed to customary representations, warranties and covenants in the Merger Agreement. The Covella stockholders agreed to indemnify the Company for certain matters, including breaches of representations and warranties and covenants included in the Merger Agreement, up to a maximum specified amount and subject to other limitations. The Company agreed to indemnify the Covella stockholders for certain matters, including breaches of representations, warranties and covenants included in the Merger Agreement, up to a maximum specified amount and subject to other limitations.
Amended License with Biogen
     In connection with the Merger Agreement, the Company and Covella entered into an Amendment to License Agreement dated September 10, 2010 with Biogen Idec MA Inc. (“Biogen”), amending an existing license agreement dated January 22, 2009 between Covella and Biogen (the “Amended License”). Under the terms of the Amended License, Biogen has granted Covella an exclusive, worldwide license to patents and certain know-how and other intellectual property owned and controlled by Biogen relating to the SAN-300 development program. Covella is required to use commercially reasonable efforts to develop and commercialize at least one licensed product.
     In connection with the execution of the Amended License, the Company paid to Biogen $50,000 in cash and issued to Biogen 55,970 unregistered shares of the Company’s common stock. In addition, the Company is obligated to make clinical, regulatory and sales milestone payments to Biogen based on success in developing and commercializing product candidates and will pay a royalty on net sales of any products developed under the Amended License.
     Under the Amended License, Biogen has a right of first offer to supply Covella’s requirements of licensed products and a right of negotiation in the event that the Company decides to sublicense the right to commercialize a licensed product to a third party.
Purchase Price
     The acquisition of Covella was accounted for using the acquisition method of accounting in accordance with the revised authoritative guidance for business combinations and, accordingly, the Company has included the results of operations of Covella in its consolidated statement of operations from the date of acquisition. Neither separate financial statements nor pro forma results of operations have been presented because the acquisition does not meet the qualitative or quantitative materiality tests under Regulation S-X. Approximately $352,000 of costs associated with the Company’s acquisition of Covella has been included in selling, general and administrative expenses for the nine months ended September 30, 2010.
     The estimated purchase price is determined as follows (in thousands):

Cash paid on closing date	$862
Fair value of Santarus common stock issued to sellers on closing date	355
Contingent consideration liability	1,900

$3,117

     In addition to cash payments, the Company issued to the Covella stockholders 181,342 unregistered shares of the Company’s common stock (subject to a 12-month lock-up period to expire on September 10, 2011). The total fair value of the common stock issued was approximately $355,000. The Company estimated a fair value of $1.9564 per share, which reflects a discount of approximately 27% on the $2.68 closing price of its common stock on September 9, 2010. For a publicly traded stock, the fair value of a single unrestricted share of common stock is assumed to be equivalent to the quoted market price on the valuation date. However, since the 181,342 shares of common stock issued to the Covella stockholders are subject to a 12-month trading restriction, the Company calculated a discount for lack of marketability (“DLOM”) applicable to the quoted market price. The Company calculated the DLOM associated with the contractual restriction using the Black-Scholes valuation model for a hypothetical put option with the following assumptions: life of the option of one year; risk-free interest rate of 0.27%; volatility of 70%; and dividend rate of 0%.
     The purchase price, including the value of the consideration transferred, and the purchase price allocation for the acquisition of Covella set forth below are preliminary and subject to change as more detailed analysis is completed and additional information with respect to the fair value of the assets and liabilities acquired becomes available. The preliminary allocation of the purchase price for the acquisition of Covella is as follows (in thousands):

Cash	$20
Intangible assets	1,100
Goodwill	2,904
Liabilities assumed	(467)
Deferred tax liabilities (long-term)	(440)

$3,117

     Intangible assets acquired consisted of in-process research and development (“IPR&D”) determined to be approximately $1.1 million. The fair value of the IPR&D has been determined using the multi-period excess earnings method which is a form of the discounted cash flow model. The approach was based on probability-adjusted projected net cash flows attributable to the IPR&D discounted using a weighted average cost of capital. The IPR&D is considered an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. The IPR&D asset will be subject to impairment testing and will not be amortized until the development process is complete.
Contingent Consideration Liability
     Under the terms of the Merger Agreement, the Company is obligated to make clinical and regulatory milestone payments based on success in developing product candidates in addition to a royalty on net sales of any commercial products resulting from the SAN-300 technology. The fair value of the contingent consideration at the closing date was determined to be approximately $1.9 million using a probability-weighted discounted cash flow. The key assumptions in applying this approach were the discount rate and the probability assigned to the milestone or royalty being achieved. Management will remeasure the fair value of the contingent consideration at each reporting period, with any change in its fair value being recorded in the current period’s statement of operations. Changes in the fair value may result from either the passage of time or events occurring after the acquisition date, such as changes in the estimate of the probability of achieving the milestone or royalty. The fair value of the contingent consideration is included in long-term liabilities in the Company’s consolidated balance sheet at September 30, 2010.
15. Restructuring
     As a result of Par’s decision to launch its generic version of Zegerid Capsules and the Company’s related decision to cease promotion of Zegerid prescription products, on June 30, 2010, the Company’s Board of Directors determined to implement a corporate restructuring, including a workforce reduction of approximately 34%, or 113 employees, in its commercial organization and certain other operations. The Company also determined to significantly reduce the number of contract sales representatives that it utilizes. The Company provided 60-day Worker Adjustment and Retraining Notification Act notices to the affected employees to inform them that their employment would end at the conclusion of the 60-day period. The Company began notifying affected employees in July 2010 and substantially completed its restructuring plan in the third quarter of 2010.
     The Company offered outplacement services and severance benefits to the affected employees, including cash severance payments and payment of COBRA health care coverage for specified periods. In addition, the Company offered to accelerate the vesting of stock options by six months and extend the period for exercising vested stock options by twelve months from each affected employee’s termination date. Each affected employee’s eligibility for the severance benefits was contingent upon such employee’s execution of a separation agreement, which includes a general release of claims against the Company. As a result of the restructuring, the Company recorded a restructuring charge of $7.3 million in the three months ended September 30, 2010, which is included on a separate line in the Company’s consolidated statement of operations. The Company does not expect to incur significant additional charges. The balance of the liability for restructuring charges is included in “other current liabilities” in the Company’s consolidated balance sheet as of September 30, 2010, and the components are summarized in the following table (in thousands):

		Three Months Ended
		September 30, 2010
	Balance				Balance
	July 1,	Charges to	Cash	Non-Cash	September 30,
	2010	Expense	Payments	Charges	2010
One-time termination benefits	$—	$5,168	$(4,608)	$—	$560
Contract termination costs	—	1,738	(1,027)	—	711
Stock-based compensation	—	352	—	(352)	—

Total	$—	$7,258	$(5,635)	$(352)	$1,271

16. Contingencies
Zegerid and Zegerid OTC Patent Litigation
     In April 2010, the U.S. District Court for the District of Delaware ruled that five patents covering Zegerid Capsules and Zegerid Powder for Oral Suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772) were invalid due to obviousness. These patents were the subject of lawsuits the Company filed in 2007 in response to abbreviated new drug applications (“ANDA“s) filed by Par with the FDA. In May 2010, the Company filed an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. Although the Company intends to vigorously defend and enforce its patent rights, the Company is not able to predict the timing or outcome of the appeal.
     In September 2010, Schering-Plough HealthCare Products, Inc., a subsidiary of Merck & Co., Inc. (“Schering-Plough”) filed lawsuits in the U.S. District Court for the District of New Jersey against each of Par and Perrigo Research and Development Company (“Perrigo”) for infringement of the patents listed in the Orange Book for Zegerid OTC® (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; and 7,399,772). The Company and the University of Missouri, licensors of the listed patents, are joined in the lawsuits as co-plaintiffs. Par and Perrigo had filed ANDAs with the FDA regarding each company’s intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. The parties in each of these lawsuits have agreed to stay the court proceedings until the earlier of the outcome of the pending appeal related to the Zegerid prescription product litigation or receipt of tentative regulatory approval for the proposed generic Zegerid OTC products. The Company is not able to predict the timing or outcome of these lawsuits.
     Any adverse outcome in the litigation described above would adversely impact the Company’s Zegerid and Zegerid OTC business, including the amount of, or the Company’s ability to receive, milestone payments and royalties under its agreement with Schering-Plough. For example, the royalties payable to the Company under its license agreement with Schering-Plough are subject to reduction in the event it is ultimately determined by the courts (with the decision being unappealable or unappealed within the time allowed for appeal) that there is no valid claim of the licensed patents covering the manufacture, use or sale of the Zegerid OTC product and third parties have received marketing approval for, and are conducting bona fide ongoing commercial sales of, generic versions of the licensed products. The ruling may also negatively impact the patent protection for the products being commercialized pursuant to the Company’s ex-US licenses with GlaxoSmithKline, plc (“GSK”) and Norgine B.V. Although the U.S. ruling is not binding in countries outside the U.S., similar challenges to those raised in the U.S. litigation may be raised in territories outside the U.S.
     Regardless of how these litigation matters are ultimately resolved, the litigation has been and will continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on the Company.
Glumetza Patent Litigation
     In November 2009, Depomed filed a lawsuit in the U.S. District Court for the Northern District of California against Lupin Limited and its wholly owned subsidiary, Lupin Pharmaceutical, Inc. (collectively “Lupin”) for infringement of the following patents listed in the Orange Book for Glumetza: U.S. Patent Nos. 6,340,475; 6,635,280; and 6,488,962. The

lawsuit was filed in response to an ANDA and Paragraph IV certification filed with the FDA by Lupin regarding Lupin’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the asserted Orange Book patents. Depomed commenced the lawsuit within the requisite 45 day time period, placing an automatic stay on the FDA from approving Lupin’s proposed products for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted Orange Book patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in May 2012. Lupin has prepared and filed an answer in the case, principally asserting non-infringement and invalidity of the Orange Book patents, and has also filed counterclaims. Discovery is currently underway and a hearing for claim construction, or Markman hearing, is scheduled for January 2011.
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
Fleet Phospho-soda® Product Liability Litigation
     In October 2009, the Company became aware of two lawsuits filed by individual plaintiffs in Ohio state court relating to C.B. Fleet Co., Inc. (“Fleet”) and claiming injuries purportedly caused by Fleet’s Phospho-soda, sodium phosphate oral solution product. The complaints name Fleet, Santarus, the Cleveland Clinic Foundation, the Research Foundation of the American Society of Colon and Rectal Surgeons, the Society of American Gastrointestinal and Endoscopic Surgeons and several other individuals as defendants. The complaints allege, among other things, that the defendants fraudulently concealed, misrepresented and suppressed material medical and scientific information about Fleet’s Phospho-soda product. The plaintiffs are seeking compensatory damages, exemplary damages, damages for loss of consortium, damages under the Ohio Consumer Protection Act, and attorneys’ fees and expenses.
     The Company co-promoted Fleet’s Phospho-soda® EZ-Prep™ Bowel Cleansing System, a different sodium phosphate oral solution product manufactured by Fleet, under a co-promotion agreement, which the Company and Fleet entered into in August 2007 and which expired in October 2008. In November 2009, the Company filed notices to remove the lawsuits to the U.S. District Court for the Northern District of Ohio, and Plaintiffs filed motions to remand the actions back to Ohio state court. In April 2010, the Company filed motions requesting that it be dismissed from these lawsuits, as well as responses to Plaintiffs’ motions to remand.
     In July 2010, a global settlement was entered in related multi-district litigation involving Fleet. Plaintiffs’ counsel has most recently indicated that the plaintiffs in the cases were “opting in” to the global settlement. Despite the decision to “opt in” to the global settlement, the plaintiffs continue to prosecute their cases, including through the filing of responses to the pending motions to dismiss.
     In October 2010, the Company filed motions to enforce the settlement agreement, asserting that as part of the global settlement, all of plaintiffs’ claims are extinguished as against Fleet and all of Fleet’s indemnitees, including Santarus. Plaintiffs have filed their responses, asserting that the global settlement does not release the Company for alleged “independent acts and willful misconduct.”
     Under the terms of the co-promotion agreement, the Company has requested that Fleet indemnify the Company in connection with these matters. In addition, the Company has tendered notice of these matters to its insurance carriers pursuant to the terms of the Company’s insurance policies. Due to the uncertainty of the ultimate outcome of these matters and the Company’s ability to maintain indemnification and/or insurance coverage, the Company cannot predict the effect, if any, this matter will have on its business. Regardless of how this litigation is ultimately resolved, this matter may be costly, time-consuming and distracting to the Company’s management, which could have a material adverse effect on the Company.
17. Subsequent Event
     Under the Company’s license agreement, stock issuance agreement and registration rights agreement with Cosmo Technologies Limited (“Cosmo”) entered into in December 2008, Cosmo is entitled to receive up to a total of $9.0 million in clinical and regulatory milestones for the initial indications for the licensed products, up to $6.0 million in clinical and regulatory milestones for a second indication for rifamycin SV MMX® and up to $57.5 million in commercial milestones.

Based upon the results of the U.S. and European Phase III clinical studies for budesonide MMX, Cosmo earned a $3.0 million clinical milestone in November 2010. The milestone may be paid in cash or through issuance of additional shares of the Company’s common stock, at Cosmo’s option, subject to certain limitations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” The interim consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2009 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2009.
Overview
     We are a specialty biopharmaceutical company focused on acquiring, developing and commercializing proprietary products that address the needs of patients treated by physician specialists.
     Our commercial organization currently promotes Glumetza® (metformin hydrochloride extended release tablets) in the U.S. We commenced promotion of Glumetza in October 2008 under a promotion agreement with Depomed, Inc., or Depomed. We plan to launch Cycloset® (bromocriptine mesylate) tablets in the U.S. in November 2010 under a distribution and license agreement with S2 Therapeutics, Inc., or S2, and VeroScience, LLC, or VeroScience. Both Glumetza and Cycloset are prescription products indicated to improve glycemic control in adult patients with type 2 diabetes.
     In addition to our commercial products, we are focused on progressing the development of the following development product candidates:
•	budesonide MMX®, an oral corticosteroid that is currently being investigated in a phase III clinical program for the induction of remission of mild or moderate active ulcerative colitis, which we have rights to under a strategic collaboration with Cosmo Technologies Limited, or Cosmo;

•	rifamycin SV MMX®, a broad spectrum, semi-synthetic antibiotic that is currently being investigated in a phase III clinical program in patients with travelers’ diarrhea, which we have rights to under a strategic collaboration with Cosmo;

•	Rhucin® (recombinant human C1 inhibitor), is being investigated in a phase III clinical program for treatment of acute attacks of hereditary angioedema, and a phase II proof of concept study is planned in early antibody mediated rejection, or AMR, in renal transplant patients, which we have rights to under license and supply agreements with Pharming Group NV, or Pharming; and

•	SAN-300, an early stage anti-VLA-1 antibody development compound that we expect to develop for the treatment of rheumatoid arthritis, commencing with a phase I clinical study, which we have rights to under a license agreement with Biogen Idec MA, or Biogen, and in connection with our acquisition of Covella Pharmaceuticals, Inc., or Covella.
     Prior to June 30, 2010, our commercial organization promoted Zegerid® (omeprazole/sodium bicarbonate) prescription products, which are immediate-release formulations of the proton pump inhibitor, or PPI, omeprazole. Following an April 2010 lower court decision that the patents covering our Zegerid products were invalid due to obviousness and in connection with the launch of a generic version of the products, we determined in late June 2010 to cease promotion of the Zegerid products and implement a corporate restructuring, including a workforce reduction. At this same time, we also launched an authorized generic version of our Zegerid Capsules product under a distribution and supply agreement with Prasco LLC, or Prasco.

     To further leverage our proprietary PPI technology and diversify our sources of revenue, we have licensed exclusive rights to Schering-Plough HealthCare Products, Inc., or Schering-Plough, a subsidiary of Merck & Co., Inc., to develop, manufacture and sell Zegerid OTC® products in the U.S. and Canada. We have also licensed exclusive rights to Glaxo Group Limited, an affiliate of GlaxoSmithKline, plc, or GSK, to develop, manufacture and commercialize prescription and over-the-counter, or OTC, products in up to 114 specified countries (including markets within Africa, Asia, the Middle-East, and Central and South America). In addition, we have licensed certain exclusive rights to Norgine B.V., or Norgine, to develop, manufacture and commercialize prescription immediate-release omeprazole products in specified markets in Western, Central and Eastern Europe and in Israel.
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.
Principles of Consolidation
     Our unaudited interim consolidated financial statements include the accounts of Santarus and its wholly owned subsidiary, Covella. We do not have any interest in variable interest entities. All material intercompany transactions and balances have been eliminated in consolidation.
     In September 2010, we acquired the worldwide rights to SAN-300 through the acquisition of Covella pursuant to the terms of an Agreement and Plan of Merger, or the Merger Agreement, with Covella, Lawrence C. Fritz, as the stockholder representative, and SAN Acquisition Corp., our wholly owned subsidiary, or Merger Sub. In connection with the consummation of the transactions contemplated by the Merger Agreement, Merger Sub merged with Covella, and Covella survived as our wholly owned subsidiary.
Business Combinations
     We accounted for the acquisition of Covella in accordance with the revised authoritative guidance for business combinations. This guidance establishes principles and requirements for recognizing and measuring the total consideration transferred to and the assets acquired and liabilities assumed in the acquired target in a business combination. The consideration paid to acquire Covella was required to be measured at fair value and included cash consideration, the issuance of our common stock and contingent consideration, which includes our obligation to make clinical and regulatory milestone payments based on success in developing product candidates in addition to a royalty on net sales of any commercial products resulting from the SAN-300 technology. After the total consideration transferred was calculated by determining the fair value of the contingent consideration plus the upfront cash and stock consideration, we assigned the purchase price of Covella to the fair value of the assets acquired and liabilities assumed. This allocation of the purchase price resulted in recognition of intangible assets related to in-process research and development, or IPR&D, and goodwill. The determination and allocation of the consideration transferred requires us to make significant estimates and assumptions, especially at the acquisition date with respect to the fair value of the contingent consideration. The key assumptions in determining the fair value were the discount rate and the probability assigned to the milestone or royalty being achieved. We will remeasure the fair value of the contingent consideration at each reporting period, with any change in its fair value being recorded in the current period’s statement of operations. Changes in the fair value may result from either the passage of time or events occurring after the acquisition date, such as changes in the estimate of the probability of achieving the milestone or royalty.

Goodwill and Intangible Assets
     Goodwill represents the excess of the cost over the fair value of net assets acquired from business combinations. Our intangible assets are comprised primarily of acquired IPR&D and license agreements. We periodically assess the carrying value of our goodwill and intangible assets, which requires us to make assumptions and judgments regarding the future cash flows of these assets. The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:
•	the asset’s ability to generate income from operations and positive cash flow in future periods;

•	loss of legal ownership or title to the asset;

•	significant changes in our strategic business objectives and utilization of the asset(s); and

•	the impact of significant negative industry, regulatory or economic trends.
Goodwill is not amortized and IPR&D will not be amortized until the related development process is complete. License agreements and other intangible assets are amortized over their estimated useful lives. If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fair value is determined by a combination of third-party sources and forecasted discounted cash flows. In addition, we base the useful lives and related amortization expense on our estimate of the period that the assets will generate revenues or otherwise be used. We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. A change in any of the above-mentioned factors or estimates could result in an impairment charge which could negatively impact our results of operations. We have not recognized any impairment charges on our goodwill or intangible assets through September 30, 2010.
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
     Our allowance for product returns was $13.5 million as of September 30, 2010 and $12.8 million as of December 31, 2009. In order to provide a basis for estimating future product returns on sales to our customers at the time title transfers, we have been tracking our Zegerid products return history by individual production batches from the time of our first commercial product launch of Zegerid Powder for Oral Suspension 20 mg in late 2004, taking into consideration product expiration dating and estimated inventory levels in the distribution channel. We recognize product sales at the time title passes to our customers, and we provide for an estimate of future product returns at that time based upon these historical product returns trends, our analysis of product expiration dating and estimated inventory levels in the distribution channel, and the other factors discussed above. There may be a significant time lag between the date we determine the estimated allowance and when we receive the product return and issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods.
     Our allowance for rebates, chargebacks and other discounts was $19.0 million as of September 30, 2010 and $34.7 million as of December 31, 2009. These allowances reflect an estimate of our liability for rebates due to managed care organizations under specific contracts, rebates due to various organizations under Medicare contracts and regulations, chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. We estimate our liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, we evaluate our outstanding contracts and apply the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, we project the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by us and/or our competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date we determine the estimated allowance and when we make the contractual payment or issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods.
     In late June 2010, we began selling an authorized generic version of our prescription Zegerid Capsules under a distribution and supply agreement with Prasco. Prasco has agreed to purchase all of its authorized generic product requirements from us and pays a specified invoice supply price for such products. We recognize revenue from shipments to Prasco at the invoice supply price and the related cost of product sales when title transfers, which is generally at the time of shipment. We are also entitled to receive a percentage of the gross margin on sales of the authorized generic products by Prasco, which we recognize as an addition to product sales, net when Prasco reports to us the gross margin from the ultimate sale of the products. Any adjustments to the gross margin related to Prasco’s estimated sales discounts and other deductions are recognized in the period Prasco reports the amounts to us.
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
Inventories and Related Reserves
     Inventories are stated at the lower of cost (FIFO) or market and consist of finished goods and raw materials used in the manufacture of Zegerid Capsules and the related authorized generic product and Zegerid Powder for Oral Suspension. Also included in inventories are product samples of the Glumetza products which we purchase from Depomed under our promotion agreement. As of September 30, 2010, inventories also included raw materials to be used in the manufacture of Cycloset tablets, which we plan to launch in November 2010. We provide reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales.
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
     The fair value of options granted is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period ranging from one to four years. Pre-vesting forfeitures were estimated to be approximately 0% for the three and nine months ended September 30, 2010 and 2009 as the majority of options granted contain monthly vesting terms. In 2008, certain stock options were granted to employees at or above the vice president level that vest upon the attainment of specific financial performance targets. The measurement date of stock options containing performance-based vesting is the date the stock option grant is authorized and the specific performance goals are communicated. Compensation expense is recognized based on the probability that the performance criteria will be met. The recognition of compensation expense associated with performance-based vesting requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. The continued assessment of probability may result in additional expense recognition or expense reversal depending on the level of achievement of the performance goals. We recorded compensation expense of approximately $355,000 for the nine months ended September 30, 2009 related to stock options containing performance-based vesting. There was no compensation expense associated with these options in the three and nine months ended September 30, 2010.
     The following table includes stock-based compensation recognized in our consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of product sales	$52	$30	$107	$82
Research and development	190	135	527	464
Selling, general and administrative	1,071	941	3,167	2,948
Restructuring charges	352	—	352	—

Total	$1,665	$1,106	$4,153	$3,494

     As of September 30, 2010, total unrecognized compensation cost related to stock options was approximately $8.7 million, and the weighted average period over which it was expected to be recognized was 2.8 years.

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
     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Please see our audited financial statements and notes thereto included in our annual report on Form 10-K, which contain accounting policies and other disclosures required by GAAP.
Results of Operations
Comparison of Three Months Ended September 30, 2010 and 2009
     Product Sales, Net. Product sales, net were $11.0 million for the three months ended September 30, 2010 and $31.5 million for the three months ended September 30, 2009 and consisted of sales of Zegerid Capsules and Zegerid Powder for Oral Suspension as well as sales of the authorized generic version of Zegerid Capsules under our distribution and supply agreement with Prasco. The $20.5 million decrease in product sales, net was comprised of approximately $21.1 million related to a decrease in the sales volume of our Zegerid products, including the related authorized generic products, offset in part by approximately $631,000 related to increased average selling prices. These decreases in volume resulted from Par Pharmaceutical, Inc.’s, or Par’s, commencement of its commercial sale of its generic version of our Zegerid Capsules prescription products in late June 2010.
     Promotion Revenue. Promotion revenue was $6.8 million for the three months ended September 30, 2010 and $6.8 million for the three months ended September 30, 2009 and was comprised of fees earned under our promotion agreement with Depomed related to the promotion of Glumetza products. Promotion revenue for the three months ended September 30, 2010 was negatively impacted by Depomed’s voluntary recall from wholesalers of 52 lots of Glumetza 500 mg tablets. In connection with the recall, Depomed has suspended product shipments of Glumetza 500 mg tablets to its customers pending further investigation and discussions with the U.S. Food and Drug Administration, or FDA. Depomed currently expects to resume Glumetza 500 mg product shipments in December 2010 or early 2011.
     Royalty Revenue. Royalty revenue was $311,000 for the three months ended September 30, 2010 and was comprised primarily of royalty revenue earned under our license agreement with Schering-Plough for Zegerid OTC. Schering-Plough commenced commercial sales of Zegerid OTC in March 2010. There was no royalty revenue for the three months ended September 30, 2009.
     Other License Revenue. There was no other license revenue for the three months ended September 30, 2010, and other license revenue was $1.2 million for the three months ended September 30, 2009. For the three months ended September 30, 2009, license revenue was comprised of the amortization of the $15.0 million upfront payment we received from Schering-Plough in November 2006. The $15.0 million upfront payment was amortized to revenue on a straight-line basis over a 37-month period through the end of 2009, which represented the period during which we had significant responsibilities under the agreement.
     Cost of Product Sales. Cost of product sales was $1.2 million for the three months ended September 30, 2010 and $2.0 million for the three months ended September 30, 2009, or approximately 11% and 6% of net product sales, respectively. Cost of product sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Zegerid prescription products as well as shipments to

Prasco of the authorized generic version of Zegerid Capsules. Cost of product sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales. The increase in our cost of product sales as a percentage of net product sales was primarily attributable to certain fixed costs being applied to decreased sales volumes.
     License Fees and Royalties. License fees and royalties consist of royalties due to the University of Missouri based upon net product sales of our Zegerid prescription products, sales of Zegerid OTC by Schering-Plough under our license agreement, and products sold by GSK under our license agreement. In addition, license fees and royalties include milestone payments and upfront fees expensed or amortized under license agreements.
     License fees and royalties were $16.0 million for the three months ended September 30, 2010 and $2.0 million for the three months ended September 30, 2009. The $14.0 million increase in license fees and royalties was primarily due to the $15.0 million upfront fee we paid to Pharming in connection with the license and supply agreements we entered into in September 2010. The increase also included $200,000 paid to Biogen under our license agreement and license fee amortization from the $5.0 million upfront fee we are paying to S2 and VeroScience under a distribution and license agreement we entered into in September 2010. The $5.0 million upfront fee has been capitalized and is being amortized to license fee expense over the estimated useful life of the asset on a straight-line basis through early 2015. The increase in license fees and royalties was offset in part by a decrease in royalties due to the University of Missouri due to lower sales of our Zegerid prescription products.
     Research and Development. Research and development expenses were $4.4 million for the three months ended September 30, 2010 and $3.4 million for the three months ended September 30, 2009. The $1.0 million increase in our research and development expenses was primarily attributable to costs associated with our phase III clinical program evaluating rifamycin SV MMX in patients with travelers’ diarrhea, which was initiated in the second quarter of 2010 and start-up costs associated with our phase II proof of concept study evaluating Rhucin in early AMR in renal transplant patients.
     Research and development expenses have historically consisted primarily of costs associated with clinical studies of our products under development as well as clinical studies designed to further differentiate our Zegerid products from those of our competitors, development of and preparation for commercial manufacturing of our products, compensation and other expenses related to research and development personnel and facilities expenses. In connection with our strategic collaboration with Cosmo entered into in December 2008, we are developing two product candidates targeting GI conditions. Budesonide MMX is an oral corticosteroid and is currently being evaluated for the induction of remission of mild or moderate active ulcerative colitis in a phase III clinical program. Assuming successful and timely completion of the clinical program, we plan to submit a new drug application, or NDA, for budesonide MMX to the FDA in the second half of 2011. Rifamycin SV MMX is a broad spectrum, semi-synthetic antibiotic and has been investigated in a phase II clinical program for patients with infectious diarrhea. We began enrolling patients in the first phase III study in travelers’ diarrhea in the second quarter of 2010. Assuming timely and successful completion, we plan to initiate a second phase III clinical study in travelers’ diarrhea. We have acquired rights to Rhucin under license and supply agreements with Pharming. Rhucin is being investigated in a phase III clinical program for the treatment of acute attacks of hereditary angioedema which is currently being funded by Pharming. A phase II proof of concept study is planned in early AMR in renal transplant patients. We are responsible for one-half of the costs of this phase II study. We have acquired the exclusive worldwide rights to SAN-300 through the acquisition of Covella and a related license agreement with Biogen Idec MA, or Biogen. SAN-300 is an inhibitor of the integrin VLA-1 and has shown activity in multiple preclinical models of inflammatory and autoimmune diseases. We believe that SAN-300 may have potential application as a drug candidate in multiple inflammatory and autoimmune diseases, including rheumatoid arthritis, inflammatory bowel disease, psoriasis and organ transplantation. We expect to begin a dose-escalation Phase I clinical study in the first half of 2011.
     We are unable to estimate with any certainty the research and development costs that we may incur in the future. We have also committed, in connection with the approval of our NDAs for Zegerid Powder for Oral Suspension, to evaluate the product in pediatric populations, including pharmacokinetic/pharmacodynamic, or PK/PD, and safety studies. We have not yet commenced any of the studies and have requested a waiver of this requirement from the FDA. In the future, we may conduct additional clinical studies to further differentiate our marketed products and products under development, as well as conduct research and development related to any future products that we may in-license or otherwise acquire. Although we are currently focused primarily on development of the budesonide MMX and rifamycin SV MMX product candidates and the development of Rhucin and SAN-300, we anticipate that we will make determinations as to which development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific, clinical and commercial merits of each project.
     Selling, General and Administrative. Selling, general and administrative expenses were $15.0 million for the three months ended September 30, 2010 and $26.3 million for the three months ended September 30, 2009. The $11.3 million decrease in our selling, general and administrative expenses was primarily attributable to a decrease in compensation, benefits and related employee costs and a decrease in Zegerid promotional spending related to our decision to cease promotion of our Zegerid prescription products and implement a corporate restructuring in the third quarter of 2010. The decrease in our selling, general and administrative expenses was also attributable to a decrease in legal fees associated with the patent infringement litigation against Par.
     Restructuring Charges. As a result of our restructuring plan, we recorded a restructuring charge of $7.3 million in the three months ended September 30, 2010, consisting of $5.2 million in one-time termination benefits including pay during the Worker Adjustment and Retraining Notification Act, or WARN, notice period in lieu of work, severance and healthcare benefits, $1.7 million in contract termination costs and $352,000 of non-cash stock-based compensation. Our decision to cease promotion of our Zegerid prescription products and implement a corporate restructuring resulted from Par’s decision to launch a generic version of our Zegerid prescription products in late June 2010. The corporate restructuring included a workforce reduction of approximately 34%, or 113 employees, in our commercial organization and certain other operations. We also determined to significantly reduce the number of contract sales representatives that we utilize. We provided 60-day WARN notices to the affected employees to inform them that their employment would end at the conclusion of the 60-day period. We began notifying affected employees in July 2010 and substantially completed our restructuring plan in the third quarter of 2010.
     We offered outplacement services and severance benefits to the affected employees, including cash severance payments and payment of COBRA health care coverage for specified periods. In addition, we offered to accelerate the vesting of stock options by six months and extend the period for exercising vested stock options by twelve months from each affected employee’s termination date. Each affected employee’s eligibility for the severance benefits was contingent upon such employee’s execution of a separation agreement, which includes a general release of claims against us.
     Interest Income. Interest income was $22,000 for the three months ended September 30, 2010 and $25,000 for the three months ended September 30, 2009.
     Interest Expense. Interest expense was $116,000 for the three months ended September 30, 2010 and $117,000 for the three months ended September 30, 2009. Interest expense for both years was comprised primarily of interest due in connection with our revolving credit facility with Comerica Bank, or Comerica.
     Income Tax Expense. Income tax expense was $(191,000) for the three months ended September 30, 2010 and $223,000 for the three months ended September 30, 2009. We generated an estimated pre-tax loss for the three months ended September 30, 2010 as compared to estimated pre-tax income for the three months ended September 30, 2009.
Comparison of Nine Months Ended September 30, 2010 and 2009
     Product Sales, Net. Product sales, net were $72.8 million for the nine months ended September 30, 2010 and $87.0 million for the nine months ended September 30, 2009 and consisted of sales of Zegerid Capsules and Zegerid Powder for Oral Suspension as well as sales of the authorized generic version of our Zegerid Capsules under our distribution and supply agreement with Prasco. The $14.2 million decrease in product sales, net was comprised of approximately $19.0 million related to a decrease in the sales volume of our Zegerid products, including the related authorized generic products, offset in part by approximately $4.8 million related to increased average selling prices. These decreases in volume resulted from Par’s commencement of its commercial sale of its generic version of our Zegerid Capsules prescription products in late June 2010.
     Promotion Revenue. Promotion revenue was $23.7 million for the nine months ended September 30, 2010 and $16.9 million for the nine months ended September 30, 2009 and was comprised primarily of fees earned under our promotion agreement with Depomed related to the promotion of Glumetza products.

     Royalty Revenue. Royalty revenue was $2.7 million for the nine months ended September 30, 2010 and was comprised primarily of royalty revenue earned under our license agreement with Schering-Plough for Zegerid OTC. Schering-Plough commenced commercial sales of Zegerid OTC in March 2010. There was no royalty revenue for the nine months ended September 30, 2009.
     Other License Revenue. Other license revenue was $245,000 for the nine months ended September 30, 2010 and $6.2 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, other license revenue was comprised of the remaining amortization of the $2.5 million upfront payment we received in October 2009 in connection with our license agreement with Norgine. The $2.5 million upfront payment was amortized on a straight-line basis over a three-month period through early January 2010, which represented the period during which we had significant responsibilities under the agreement. For the nine months ended September 30, 2009, license revenue was comprised of the amortization of upfront payments we received from GSK in December 2007 and Schering-Plough in November 2006.
     Cost of Product Sales. Cost of product sales was $6.6 million for the nine months ended September 30, 2010 and $6.0 million for the nine months ended September 30, 2009, or approximately 9% and 7% of net product sales, respectively. Cost of product sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Zegerid prescription products as well as shipments to Prasco of the authorized generic version of Zegerid Capsules. Cost of product sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales. The increase in our cost of product sales as a percentage of net product sales was primarily attributable to a reserve of approximately $1.5 million recognized in the nine months ended September 30, 2010 against on-hand inventories of our Zegerid products in connection with the launch of generic and authorized generic versions of prescription Zegerid Capsules and our related decision to cease promotion of Zegerid.
     License Fees and Royalties. License fees and royalties consist of royalties due to the University of Missouri based upon net product sales of our Zegerid prescription products, sales of Zegerid OTC by Schering-Plough under our license agreement and products sold by GSK under our license agreement. In addition, license fees and royalties include milestone payments and upfront fees expensed or amortized under license agreements. License fees and royalties were $21.3 million for the nine months ended September 30, 2010 and $5.7 million for the nine months ended September 30, 2009. The $15.6 million increase in license fees and royalties was primarily due to the $15.0 million upfront fee we paid to Pharming in connection with the license and supply agreements we entered into in September 2010. The increase in license fees and royalties was also attributable to an increase in royalties due to the University of Missouri related to sales of Zegerid OTC by Schering-Plough under our license agreement offset in part by lower sales of our Zegerid prescription products.
     Research and Development. Research and development expenses were $14.0 million for the nine months ended September 30, 2010 and $9.8 million for the nine months ended September 30, 2009. The $4.2 million increase in our research and development expenses was primarily attributable to the budesonide MMX phase III clinical program currently being conducted under our strategic collaboration with Cosmo entered into in December 2008. We are responsible for one-half of the total out-of-pocket costs associated with this program. In addition, the increase was attributable to costs associated with our phase III clinical program evaluating rifamycin SV MMX in patients with travelers’ diarrhea which was initiated in the second quarter of 2010. In addition to the costs associated with the development of our product candidates under our strategic collaboration with Cosmo, the increase in our research and development expenses was attributable to increased compensation costs associated with an increase in research and development personnel and annual merit increases. These increases were offset in part by a decrease in our research and development expenses due to payment of the user fee associated with the submission of our 505(b)(2) NDA to the FDA for our immediate-release omeprazole prescription product in a tablet formulation in the nine months ended September 30, 2009. We have determined not to commercialize the tablet product at this time.
     Selling, General and Administrative. Selling, general and administrative expenses were $66.5 million for the nine months ended September 30, 2010 and $80.4 million for the nine months ended September 30, 2009. The $13.9 million decrease in our selling, general and administrative expenses was primarily attributable to a decrease in compensation, benefits and related employee costs and a decrease in Zegerid promotional spending related to our decision to cease promotion of our Zegerid prescription products and implement a corporate restructuring in the third quarter of 2010. The decrease in our selling, general and administrative expenses was also attributable to a decrease in legal fees associated with the patent infringement litigation against Par.

     Restructuring Charges. As a result of our restructuring plan, we recorded a restructuring charge of $7.3 million in the nine months ended September 30, 2010, consisting of $5.2 million in one-time termination benefits including pay during the WARN notice period in lieu of work, severance and healthcare benefits, $1.7 million in contract termination costs and $352,000 of non-cash stock-based compensation. We substantially completed our restructuring plan in the third quarter of 2010 and do not expect to incur significant additional charges.
     Interest Income. Interest income was $68,000 for the nine months ended September 30, 2010 and $179,000 for the nine months ended September 30, 2009. The $111,000 decrease in interest income was primarily attributable to a lower rate of return on our cash, cash equivalents and short-term investments.
     Interest Expense. Interest expense was $345,000 for the nine months ended September 30, 2010 and $345,000 for the nine months ended September 30, 2009. Interest expense for both years was comprised primarily of interest due in connection with our revolving credit facility with Comerica.
     Income Tax Expense. Income tax expense was $65,000 for the nine months ended September 30, 2010 and $445,000 for the nine months ended September 30, 2009. We generated an estimated pre-tax loss for the nine months ended September 30, 2010 as compared to estimated pre-tax income for the nine months ended September 30, 2009.
Liquidity and Capital Resources
     As of September 30, 2010, cash, cash equivalents and short-term investments were $65.1 million, compared to $93.9 million as of December 31, 2009, a decrease of $28.8 million. This net decrease resulted from our net loss for the nine months ended September 30, 2010 which included the $15.0 million upfront fee we paid to Pharming in connection with the license and supply agreements we entered into in September 2010, adjusted for non-cash charges and changes in operating assets and liabilities.
     Net cash used in operating activities was $23.3 million for the nine months ended September 30, 2010 and net cash provided by operating activities $5.3 million for the nine months ended September 30, 2009. The primary use of cash for the nine months ended September 30, 2010 resulted from our net loss for the period, which included the $15.0 million upfront fee we paid to Pharming in connection with the license and supply agreements we entered into in September 2010, adjusted for non-cash charges, including $4.2 million in stock-based compensation and $1.5 million in depreciation and amortization, and changes in operating assets and liabilities. Significant working capital uses of cash for the nine months ended September 30, 2010 included increases in prepaid expenses and other current assets and decreases in accounts payable and accrued liabilities related to payment of annual corporate bonuses, accrued rebates and other expenses accrued in 2009. These working capital uses of cash for the nine months ended September 30, 2010 were offset in part by decreases in inventories related to our reserves against on-hand inventories of our Zegerid products, and decreases in accounts receivable resulting from our decision to cease promotion of Zegerid and the launch of generic versions of prescription Zegerid Capsules. The primary source of cash for the nine months ended September 30, 2009 resulted from our net income for the period adjusted for non-cash charges, including $3.5 million in stock-based compensation and $1.6 million in depreciation and amortization, and changes in operating assets and liabilities. Significant working capital uses of cash for the nine months ended September 30, 2009 included decreases in deferred revenue and increases in accounts receivable and prepaid expenses and other current assets, offset in part by increases in the allowance for product returns and accounts payable and accrued liabilities.
     Net cash used in investing activities was $2.3 million for the nine months ended September 30, 2010 and net cash provided by investing activities was $850,000 for the nine months ended September 30, 2009. These activities included purchases and sales/maturities/redemptions of short-term investments and purchases of property and equipment. For the nine months ended September 30, 2010, net cash used in investing activities also included the $5.0 million upfront payment we made to S2 and VeroScience in connection with the acquisition of intangible assets and net cash payments of $842,000 in connection with our acquisition of Covella.
     Net cash provided by financing activities was $537,000 for the nine months ended September 30, 2010 and $447,000 for the nine months ended September 30, 2009 consisting of net proceeds received from the issuance of common stock under our employee stock purchase plan and the exercise of stock options.

Contractual Obligations and Commitments
     We currently rely on Norwich Pharmaceuticals, Inc. as our manufacturer of Zegerid Capsules and the related authorized generic product, and Patheon, Inc. as our manufacturer of Zegerid Powder for Oral Suspension and Cycloset. We also are required to purchase commercial quantities of certain active ingredients in our Zegerid and Cycloset products. At September 30, 2010, we had finished goods and raw materials inventory purchase commitments of approximately $1.9 million.
     License Agreement with University of Missouri
     Under our exclusive worldwide license agreement with the University of Missouri entered into in January 2001 relating to specific formulations of PPIs with antacids and other buffering agents, we are required to make milestone payments to the University of Missouri upon initial commercial sale in specified territories outside the U.S., which may total up to $3.5 million in the aggregate. We are also required to make milestone payments based on first-time achievement of significant sales thresholds, up to a maximum of $83.8 million remaining under the agreement, which includes sales by us, Prasco, Schering-Plough, GSK and Norgine. We are also obligated to pay royalties on net sales of our Zegerid prescription products and any products sold by Prasco, Schering-Plough, GSK and Norgine under our existing license and distribution agreements.
     Promotion Agreement with Depomed
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
     In October 2010, we entered into a letter agreement with Depomed for matters related to the Glumetza 500 mg recall and resupply activities. Pursuant to the letter agreement, we and Depomed, among other matters, agreed: (i) to work together on establishing a mutually agreeable resupply plan for Glumetza 500 mg and to share responsibility for any potential 2,4,6-tribromoanisole, or TBA-related recall and third party costs arising out of the resupply efforts in the future; (ii) upon a mutual release of potential claims resulting from the recall and associated interruption to supply; (iii) on the construction of provisions of the contract related to Glumetza 500 mg inventory written off in connection with the recall, such that certain inventory write-offs are excluded from the gross margin calculation; (iv) on reimbursement of our out-of-pocket recall costs incurred to date (including marketing programs directly related to the resupply of Glumetza 500 mg); (v) on a reduction in our minimum sales force expense obligation for 2011 and 2012, and that a minimum number of first position detail calls will be directed to certain targeted physicians in each of those years; (vi) that, for purposes of determining whether 2010 Glumetza net product sales trigger the $3.0 million milestone that is payable when annual net product sales exceed $50.0 million, 2010 will be considered the 13-month period ending January 31, 2011, and that a reduction in our marketing expense obligation for 2011 and 2012 applicable if 2010 annual net product sales are less than $50 million will apply even in the event 2010 annual net product sales (for the 12-month period ending December 31, 2010) exceed $50 million; and (vii) to an extension of the period during which Depomed may elect to co-promote Glumetza to obstetricians and gynecologists through July 21, 2013.
     License Agreement with Cosmo
     Under our license agreement, stock issuance agreement and registration rights agreement with Cosmo entered into in December 2008, Cosmo is entitled to receive up to a total of $9.0 million in clinical and regulatory milestones for the initial indications for the licensed products, up to $6.0 million in clinical and regulatory milestones for a second indication for rifamycin SV MMX and up to $57.5 million in commercial milestones. The clinical milestones include a $3.0 million milestone payment that Cosmo is entitled to receive based on the results of the U.S. and European Phase III clinical studies for budesonide MMX. The milestones may be paid in cash or through issuance of additional shares of our common stock, at Cosmo’s option, subject to certain limitations. We will pay tiered royalties to Cosmo ranging from 12% to 14% on net sales of any licensed products we sell. We are responsible for one-half of the total out-of-pocket costs associated with the ongoing budesonide MMX phase III clinical program, for all of the out-of-pocket costs for the first rifamycin SV MMX phase III U.S. registration study and for one-half of the out-of-pocket costs for the second planned rifamycin SV MMX phase III U.S. registration study. In the event that additional clinical work is required to obtain U.S. regulatory approval for either of the licensed products, the parties will agree on cost sharing.
     Distribution and License Agreement with S2 and VeroScience
     Under the terms of our distribution and license agreement with S2 and VeroScience entered into in September 2010, we are responsible for paying a product royalty to S2 and VeroScience of 35% of the gross margin associated with net sales of Cycloset up to $100 million of cumulative total gross margin, increasing to 40% thereafter. Gross margin is defined as net sales less cost of goods sold. In the event net sales of Cycloset exceed $100 million in a calendar year, we will pay an additional 3% of the gross margin to S2 and VeroScience on incremental net sales over $100 million.
     License Agreement and Supply Agreement with Pharming
     Under our license agreement with Pharming entered into in September 2010, we are required to pay a $5.0 million milestone to Pharming upon FDA acceptance of a Biologic License Application, or BLA, for Rhucin. We may also pay Pharming additional success-based clinical and commercial milestones, including upon achievement of certain aggregate net sales levels of Rhucin. As consideration for the licenses and rights granted under the license agreement, and as compensation for the commercial supply of Rhucin by Pharming pursuant to the supply agreement, we will pay Pharming a tiered supply price, based on a percentage of net sales of Rhucin, subject to reduction in certain events.
     Acquisition of Covella
     In connection with our acquisition of Covella, under the terms of the Merger Agreement, we are obligated to make clinical and regulatory milestone payments based on success in developing product candidates in addition to a royalty on net sales of any commercial products resulting from the SAN-300 technology.
     Amended License with Biogen
     Under our amended license agreement with Biogen, we are obligated to make clinical, regulatory and sales milestone payments to Biogen based on success in developing and commercializing product candidates and will pay a royalty on net sales of any products developed under the amended license.
     The following summarizes our long-term contractual obligations as of September 30, 2010, excluding potential clinical, regulatory and commercial milestones and royalty obligations under our agreements which are described above:

	Payments Due by Period
		Less than	One to	Four to
Contractual Obligations	Total	One Year	Three Years	Five Years	Thereafter
			(in thousands)
Operating leases	$3,513	$407	$3,106	$—	$—
Long-term debt	11,268	115	11,153
Other long-term contractual obligations	108	—	108	—	—

Total	$14,889	$522	$14,367	$—	$—

     The amount and timing of cash requirements will depend on our ability to generate revenues from Glumetza, our currently promoted commercial prescription product, and Cycloset, which we plan to launch in November 2010, including our ability to establish and maintain commercial supply for Cycloset and resolve the ongoing supply interruption for Glumetza 500 mg, and the impact on our business of the ongoing generic competition for our Zegerid prescriptions products. In addition, our cash requirements will depend on market acceptance of any other products that we may market in the future, the success of our strategic alliances, the resources we devote to researching, developing, formulating, manufacturing, commercializing and supporting our products, and our ability to enter into third-party collaborations.

     In connection with our corporate restructuring announced in late June 2010, we recorded significant restructuring charges relating to employment termination benefits and contract termination costs in the third quarter of 2010. However, we may not be able to sustain the cost savings and other anticipated benefits from our restructuring, and we cannot guarantee that any of our restructuring efforts will be successful, or that we will not have to undertake additional restructuring activities.
     While we have retained approximately 110 sales representatives to promote both Cycloset and Glumetza, this reduced commercial presence may not be adequate to grow sales of these type 2 diabetes products, particularly in light of the recent Glumetza 500 mg recall and related ongoing supply interruption. In addition, with reduced resources, other components of our strategic plans may be negatively impacted, such as reduced capacity to evaluate, negotiate and fund the acquisition or license of additional specialty pharmaceutical products. Our workforce and expense reduction efforts may have an adverse impact on our ability to retain key personnel due to the perceived risk of future workforce and expense reductions. These employees, whether or not directly affected by the reduction, may seek future employment with our business partners or competitors. Even if we are able to realize the expected cost savings from our restructuring activities, our operating results and financial condition may continue to be adversely affected by declining product revenues.
     We believe that our current cash, cash equivalents and short-term investments and use of our line of credit will be sufficient to fund our current operations through at least the end of 2011; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed earlier than we expect. Although we do not believe that we will need to raise additional funds to finance our current operations through at least the end of 2011, we may pursue raising additional funds in connection with licensing or acquisition of new products or the continued development of our product candidates. Sources of additional funds may include funds generated through equity and/or debt financings or through strategic collaborations or licensing agreements.
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
     In July 2006, we entered into our loan agreement with Comerica, which was subsequently amended in July 2008, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $25.0 million. In December 2008, we drew down $10.0 million under the loan agreement. The revolving loan bears interest at a variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” plus 0.50%, which as of September 30, 2010 was 3.75%. Interest payments on advances made under the loan agreement are due and payable in arrears on the first calendar day of each month during the term of the loan agreement. On August 27, 2010, we entered into an amendment with Comerica that extends the maturity date of the revolving line from July 11, 2011 to July 11, 2013. Amounts borrowed under the loan agreement may be repaid and re-borrowed at any time prior to July 11, 2013, and any outstanding principal drawn during the term of the loan facility is due and payable on July 11, 2013. There is a non-refundable unused commitment fee equal to 0.50% per annum on the difference between the amount of the revolving line and the average daily balance outstanding thereunder during the term of the loan agreement, payable quarterly in arrears. The loan agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the loan agreement.
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

     We cannot be certain that our existing cash and marketable securities resources and use of our line of credit will be adequate to sustain our current operations. To the extent we require additional funding, we cannot be certain that such funding will be available to us on acceptable terms, or at all. To the extent that we raise additional capital by issuing equity or convertible securities, our stockholders’ ownership will be diluted. Any debt financing we enter into may involve covenants that restrict our operations. If adequate funds are not available on terms acceptable to us at that time, our ability to continue our current operations or pursue new product opportunities would be significantly limited.
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
     As of September 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Caution on Forward-Looking Statements
     Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance that are not historical facts are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to generate revenues from Glumetza® (metformin hydrochloride extended release tablets), our currently promoted commercial product, and Cycloset® (bromocriptine mesylate) tablets, which we plan to launch in November 2010, including our ability to establish and maintain commercial supply for Cycloset and resolve the ongoing supply interruption for Glumetza 500 mg; our ability to successfully advance the development of, obtain regulatory approval for and ultimately commercialize, our development product candidates — budesonide MMX®, rifamycin SV MMX, Rhucin® (recombinant human C1 inhibitor) and our anti-VLA-1 antibody; the impact on our business and financial condition of the ongoing generic competition for our Zegerid® (omeprazole/sodium bicarbonate) prescription products; our ability to achieve continued progress under our strategic alliances, including our over-the-counter license agreement with Schering-Plough HealthCare Products, Inc., a subsidiary of Merck & Co., Inc., our license agreement with Glaxo Group Limited, an affiliate of GlaxoSmithKline plc, and our license agreement with Norgine B.V., and the potential for early termination of, or reduced payments under, these agreements; the impact on our business of significant change in a short period of time, and the risk that we may not be successful in integrating our new products and product candidates into our existing operations or in realizing the planned results from our recent corporate restructuring or our recently expanded product portfolio and pipeline; our ability to maintain patent protection for our products, including the difficulty in predicting the timing and outcome of the Glumetza, Zegerid and Zegerid OTC® patent litigation; adverse side effects or inadequate therapeutic efficacy of our products or products we promote that could result in product recalls, market withdrawals or product liability claims; competition from other pharmaceutical or biotechnology companies and evolving market dynamics; our ability to further diversify our sources of revenue and product portfolio; other difficulties or delays relating to the development, testing, manufacturing and marketing of, and obtaining and maintaining regulatory approvals for, our and our strategic partners’ products; fluctuations in quarterly and annual results; our ability to obtain additional financing as needed to support our operations or future product acquisitions; the impact of healthcare reform legislation and the recent turmoil in the financial markets; and other risks detailed below under Part II — Item 1A — Risk Factors.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Under the terms of our loan agreement with Comerica Bank, or Comerica, the interest rate applicable to any amounts borrowed by us under the credit facility will be, at our election, indexed to either Comerica’s prime rate or the LIBOR rate. If we elect Comerica’s prime rate for all or any portion of our borrowings, the interest rate will be variable, which would expose us to the risk of increased interest expense if interest rates rise. If we elect the LIBOR rate for all or any portion of our borrowings, such LIBOR rate will remain fixed only for a specified, limited period of time after the date of our election, after which we will be required to repay the borrowed amount, or elect a new interest rate indexed to either Comerica’s prime rate or the LIBOR rate. The new rate may be higher than the earlier interest rate applicable under the loan agreement. As of September 30, 2010, the balance outstanding under the credit facility was $10.0 million, and we had elected the “prime rate” plus 0.50% interest rate option, which was 3.75% as of September 30, 2010. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 1% increase or decrease in the interest rate under the loan agreement would not materially affect our interest expense at our current level of borrowing.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Zegerid® and Zegerid OTC® Patent Litigation
     In April 2010, the U.S. District Court for the District of Delaware ruled that five patents covering Zegerid Capsules and Zegerid Powder for Oral Suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772) were invalid due to obviousness. These patents were the subject of lawsuits we filed in 2007 in response to abbreviated new drug applications, or ANDAs, filed by Par Pharmaceutical, Inc., or Par, with the U.S. Food and Drug Administration, or FDA. In May 2010, we filed an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the timing or outcome of the appeal.
     In September 2010, Schering-Plough HealthCare Products, Inc., a subsidiary of Merck & Co., Inc., or Schering-Plough, filed lawsuits in the U.S. District Court for the District of New Jersey against each of Par and Perrigo Research and Development Company, or Perrigo, for infringement of the patents listed in the Orange Book for Zegerid OTC (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; and 7,399,772). We and the University of Missouri, licensors of the listed patents, are joined in the lawsuits as co-plaintiffs. Par and Perrigo had filed ANDAs with the FDA regarding each company’s intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. The parties in each of these lawsuits have agreed to stay the court proceedings until the earlier of the outcome of the pending appeal related to the Zegerid prescription product litigation or receipt of tentative regulatory approval for the proposed generic Zegerid OTC products. We are not able to predict the timing or outcome of these lawsuits.
     Any adverse outcome in the litigation described above would adversely impact our Zegerid and Zegerid OTC business, including the amount of, or our ability to receive, milestone payments and royalties under our agreement with Schering-Plough. For example, the royalties payable to us under our license agreement with Schering-Plough are subject to reduction in the event it is ultimately determined by the courts (with the decision being unappealable or unappealed within the time allowed for appeal) that there is no valid claim of the licensed patents covering the manufacture, use or sale of the Zegerid OTC product and third parties have received marketing approval for, and are conducting bona fide ongoing commercial sales of, generic versions of the licensed products. The ruling may also negatively impact the patent protection for the products being commercialized pursuant to our ex-US licenses with GSK and Norgine. Although the U.S. ruling is not binding in countries outside the U.S., similar challenges to those raised in the U.S. litigation may be raised in territories outside the U.S.
     Regardless of how these litigation matters are ultimately resolved, the litigation has been and will continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on our business.
     Glumetza® Patent Litigation
     In November 2009, Depomed filed a lawsuit in the United States District Court for the Northern District of California against Lupin Limited and its wholly owned subsidiary, Lupin Pharmaceutical, Inc., collectively referred to herein as Lupin, for infringement of the following patents listed in the Orange Book for Glumetza: U.S. Patent Nos. 6,340,475; 6,635,280; and 6,488,962. The lawsuit was filed in response to an ANDA and Paragraph IV certification filed with the FDA by Lupin regarding Lupin’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the asserted Orange Book patents. Depomed commenced the lawsuit within the requisite 45 day time period, placing an automatic stay on the FDA from approving Lupin’s proposed products for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted Orange Book patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in May 2012. Lupin has prepared and filed an answer in the case, principally asserting non-infringement and invalidity of the Orange Book patents, and has also filed counterclaims. Discovery is currently underway and a hearing for claim construction, or Markman hearing, is scheduled for January 2011.
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

     Fleet Phospho-soda® Product Liability Litigation
     In October 2009, we became aware of two lawsuits filed by individual plaintiffs in Ohio state court relating to C.B. Fleet Co., Inc., or Fleet, and claiming injuries purportedly caused by Fleet’s Phospho-soda, sodium phosphate oral solution product. The complaints name Fleet, Santarus, the Cleveland Clinic Foundation, the Research Foundation of the American Society of Colon and Rectal Surgeons, the Society of American Gastrointestinal and Endoscopic Surgeons and several other individuals as defendants. The complaints allege, among other things, that the defendants fraudulently concealed, misrepresented and suppressed material medical and scientific information about Fleet’s Phospho-soda product. The plaintiffs are seeking compensatory damages, exemplary damages, damages for loss of consortium, damages under the Ohio Consumer Protection Act, and attorneys’ fees and expenses.
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
     In July 2010, a global settlement was entered in related multi-district litigation involving Fleet. Plaintiffs’ counsel has most recently indicated that the plaintiffs in our cases were “opting in” to the global settlement. Despite the decision to “opt in” to the global settlement, the plaintiffs continue to prosecute their cases, including through the filing of responses to the pending motions to dismiss.
     In October 2010, we filed motions to enforce the settlement agreement, asserting that as part of the global settlement, all of plaintiffs’ claims are extinguished as against Fleet and all of Fleet’s indemnitees, including Santarus. Plaintiffs have filed their responses, asserting that the global settlement does not release us for alleged “independent acts and willful misconduct.”
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
     In the near-term, the success of our business will depend on many factors, including:
•	our ability to generate revenues from Glumetza® (metformin hydrochloride extended release tablets), our currently promoted commercial product, and Cycloset® (bromocriptine mesylate) tablets, which we plan to launch in November 2010, both of which are targeted at type 2 diabetes, including our ability to establish and maintain commercial supply for Cycloset and resolve the ongoing supply interruption for Glumetza 500 mg;

•	our ability to successfully advance the development of, obtain regulatory approval for and ultimately commercialize, our development product candidates: budesonide MMX®, rifamycin SV MMX, Rhucin® (recombinant human C1 inhibitor) and SAN-300, our anti-VLA-1 antibody;

•	the impact on our business and financial condition of the ongoing generic competition for our Zegerid® (omeprazole/sodium bicarbonate) prescription products;

•	our ability to achieve continued progress under our strategic alliances, including our over-the-counter, or OTC, license agreement with Schering-Plough HealthCare Products, Inc., a subsidiary of Merck & Co., Inc., or Schering-Plough, our license agreement with Glaxo Group Limited, an affiliate of GlaxoSmithKline plc, or GSK, and our license agreement with Norgine B.V., or Norgine, and the potential for early termination of, or reduced payments under, these agreements; and

•	the impact on our business of significant change in a short period of time, and the risk that we may not be successful in integrating our new products and product candidates into our existing operations or in realizing the planned results from our recent corporate restructuring or our recently expanded product portfolio and pipeline.
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
Risks Related to Our Business and Industry
We are dependent upon our ability to generate revenues from Glumetza, our currently promoted commercial product, and Cycloset, which we plan to launch in November 2010, and we cannot be certain that we will be successful.
     The commercial success of Cycloset and Glumetza will depend on several factors, including:
•	our ability to successfully launch Cycloset and generate and increase market demand for, and sales of, Cycloset and Glumetza through the promotional efforts of our field sales representatives;

•	the performance of third-party manufacturers and our ability to maintain commercial manufacturing arrangements necessary to meet commercial demand for the products;

•	the impact of the Glumetza 500 mg recall, voluntarily undertaken by our partner, Depomed Inc., or Depomed, in June 2010, and the related ongoing supply interruption of this dosage strength, as further described below;

•	our ability to accurately forecast manufacturing requirements and manage inventory levels for Cycloset during the launch period and in light of the product’s limited expiry dating;

•	the ability to maintain patent coverage for Cycloset and Glumetza, including whether a favorable outcome is obtained in the pending patent infringement lawsuit relating to Glumetza;

•	our ability to effectively market Cycloset and Glumetza in accordance with the requirements of the U.S. Food and Drug Administration, or FDA;

•	the occurrence of adverse side effects or inadequate therapeutic efficacy of the products, and any resulting product liability claims or additional product recalls; and

•	the availability of adequate levels of reimbursement coverage for the products from third-party payors, particularly in light of the availability of other branded and generic competitive products.
     In addition, in June 2010 we announced a corporate restructuring, including a substantial workforce reduction in our commercial organization. Our reduced commercial presence may not be adequate to support the launch of Cycloset and to promote both Cycloset and Glumetza.
     We will promote the Cycloset products under a distribution and license agreement that we entered into with S2 Therapeutics, Inc., or S2, and VeroScience, LLC, or VeroScience, and we promote the Glumetza products under a promotion agreement that we entered into with Depomed, Inc., or Depomed. Our ability to successfully commercialize the Cycloset and Glumetza products is also subject to risks associated with these agreements, including the potential for termination of the agreements and our reliance on VeroScience and Depomed to maintain regulatory responsibility and patent protection for the products.
     We cannot be certain that our marketing of the Cycloset and Glumetza products will result in increased demand for, and sales of, those products. If we fail to successfully commercialize these products, we may be unable to generate sufficient revenues to grow our business, and our business, financial condition and results of operations would be adversely affected.
We cannot be certain about the extent to which our commercialization efforts will continue to be negatively impacted by the recent recall of Glumetza 500 mg and the related ongoing supply interruption.
     In June 2010, Depomed temporarily suspended product shipments of Glumetza 500 mg to its customers in connection with Depomed’s voluntary, wholesaler-level recall of 52 lots of Glumetza 500 mg due to the presence of trace amounts of a chemical called 2,4,6-tribromoanisole, or TBA, in bottles containing the 500 mg formulation of Glumetza.
     Depomed has disclosed that its investigation into the Glumetza 500 mg supply chain is ongoing. Based on the results of its investigation to date, Depomed has determined that additional actions are required prior to resuming shipments of Glumetza 500 mg to customers. Depomed currently expects to resume Glumetza 500 mg product shipments in December 2010 or early 2011.
     However, if corrective actions taken in connection with Depomed’s investigation into the matter are not effective, we expect to experience a further period of supply disruption. If Depomed determines not to establish resupply at the manufacturing facility currently utilized for Glumetza 500 mg, Depomed may move all or part of the Glumetza 500 mg manufacturing operations to an alternate site, which would likely result in a further extended delay before the product would be available for commercial sale.
     The 1000 mg formulation of Glumetza is not subject to the recall and is currently being sold to customers. As previously disclosed by Depomed, Valeant Pharmaceuticals International, Inc. (formerly Biovail), or Valeant, the sole supplier for the 1000 mg formulation of Glumetza, has moved its Glumetza 1000 mg manufacturing operation to a Valeant site in Canada. Depomed received approval from the FDA to begin manufacturing at that site in late October 2010.
     The supply disruption for Glumetza 500 mg described above has adversely impacted Santarus’ Glumetza promotion revenues in the second and third quarters of 2010 and is expected to adversely affect Santarus’ Glumetza promotion revenues in the fourth quarter of 2010 and potentially beyond.
     We have agreed to work together with Depomed on establishing the resupply plan for Glumetza 500 mg and to share responsibility for any potential TBA-related recall and third party costs arising out of the resupply efforts in the future. If we and Depomed are unable to agree on a resupply plan, the resupply of Glumetza 500 mg may be delayed.
     Although we are coordinating with Depomed on the resupply efforts, we have limited control over the recall and resupply activities, including with respect to Depomed’s interaction with the FDA, its contract manufacturer and the Glumetza wholesalers. In addition, other pharmaceutical companies have encountered complex TBA-related supply issues and the issues may be difficult to remediate. We cannot be sure whether Depomed will be able to begin resupplying Glumetza 500 mg in a timely manner or whether additional recall activities will be required. Even if supply of Glumetza 500 mg is reestablished, many of the patients who were previously prescribed Glumetza may be taking other prescription metformin products, and we may not be able to ever regain the lost share of the business. We and Depomed may also suffer damage to our reputations and face product liability claims.
Our development-stage product candidates will require significant development activities and ultimately may not be approved by the FDA, and any failure or delays associated with these activities or the FDA’s approval of such products would increase our costs and time to market.
     We will not be permitted to market budesonide MMX, rifamycin SV MMX, Rhucin and our anti-VLA-1 antibody or any other development product candidates for which we may acquire rights in the U.S. until we complete all necessary development activities and obtain regulatory approval from the FDA.

     To market a new drug in the U.S., we must submit to the FDA and obtain FDA approval of a new drug application, or NDA, or a biologics license application, or BLA. An NDA or BLA must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls, or CMC, to demonstrate the safety and effectiveness of the applicable product candidate. The FDA’s regulatory review of NDAs and BLAs is becoming increasingly focused on product safety attributes, and even if approved, product candidates may not be approved for all indications requested and such approval may be subject to limitations on the indicated uses for which the drug may be marketed, restricted distribution methods or other limitations.
     Failure can occur at any stage of clinical testing. The clinical study process may fail to demonstrate that our products are safe for humans or effective for their intended uses. Our clinical tests must comply with FDA and other applicable regulations. We may encounter delays based on our inability to timely enroll enough patients to complete our clinical studies. We may suffer significant setbacks in advanced clinical studies, even after showing promising results in earlier studies. Based on results at any stage of clinical studies, we may decide to discontinue development of a product candidate. We or the FDA may suspend clinical studies at any time if the patients participating in the studies are exposed to unacceptable health risks or if the FDA finds deficiencies in our applications to conduct the clinical studies or in the conduct of our studies.
     Regulatory approval of an NDA or a BLA is difficult, time-consuming and expensive to obtain. The number and types of preclinical studies and clinical trials that will be required for NDA or BLA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to target and the regulations applicable to any particular product candidate. Despite the time and expense associated with preclinical and clinical studies, failure can occur at any stage, and we could encounter problems that cause us to repeat or perform additional preclinical studies, CMC studies or clinical trials. The FDA and similar foreign authorities could delay, limit or deny approval of a product candidate for many reasons, including because they:
•	may not deem a product candidate to be adequately safe and effective;

•	may not find the data from preclinical studies, CMC studies and clinical trials to be sufficient to support a claim of safety and efficacy;

•	may interpret data from preclinical studies, CMC studies and clinical trials significantly differently than we do;

•	may not approve the manufacturing processes or facilities utilized for our product candidates;

•	may conclude that we have not sufficiently demonstrated long-term stability of the formulation for which we are seeking marketing approval;

•	may change approval policies (including with respect to our product candidates’ class of drugs) or adopt new regulations; or

•	may not accept a submission due to, among other reasons, the content or formatting of the submission.
     Even if we believe that data collected from our preclinical studies, CMC studies and clinical trials of our product candidates are promising and that our information and procedures regarding CMC are sufficient, our data may not be sufficient to support marketing approval by the FDA or any other U.S. or foreign regulatory authority, or regulatory interpretation of these data and procedures may be unfavorable. In addition, before the FDA approves one of our product candidates, the FDA may choose to conduct an inspection of one or more clinical or manufacturing sites. These inspections may be conducted by the FDA both at U.S. sites as well as overseas. Any restrictions on the ability of FDA investigators to travel overseas to conduct such inspections, either because of financial or other reasons including political unrest, disease outbreaks or terrorism, could delay the inspection of overseas sites and consequently delay FDA approval of our product candidates.
     Our product development costs will increase and our product revenues will be delayed if we experience delays or setbacks for any reason. In addition, such failures could cause us to abandon a product candidate entirely. If we fail to take any current or future product candidate from the development stage to market, we will have incurred significant expenses without the possibility of generating revenues, and our business will be adversely affected.

     To market any drugs outside of the U.S., we and current or future collaborators must comply with numerous and varying regulatory requirements of other countries. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods, including obtaining reimbursement approval in select markets. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.
     In addition to the general development and regulatory risks described above, each of our development product candidates is subject to the following additional risks:
     Budesonide MMX
     Budesonide MMX is being studied for the treatment of ulcerative colitis in a phase III clinical program pursuant to our strategic collaboration with Cosmo Technologies Limited, or Cosmo. Enrollment in two multicenter, double-blind phase III clinical studies to evaluate budesonide MMX for the induction of remission in patients with mild or moderate active ulcerative colitis has been completed, one in the U.S. and India and the other in Europe, both of which are intended to support U.S. regulatory approval. Additionally, 123 patients from the phase III induction studies were enrolled in a 12-month, double-blind, extended use study, the results of which the FDA requested be included in the phase III clinical program to support a U.S. regulatory submission. The extended use study is expected to be completed in the second quarter of 2011.
     We recently announced results from the U.S. and European phase III clinical studies. Although the top-line results in both studies showed that budesonide MMX 9 mg taken once daily met the primary endpoint of superiority to placebo in achieving clinical remission as measured by the ulcerative colitis disease activity index score after eight weeks of treatment, we cannot be sure that the FDA will concur with our clinical interpretation of the results, our statistical analysis plan or the conduct of the studies. It is also possible that the extension study, which is evaluating budesonide MMX 6 mg, will not be completed in a timely or successful manner or will not provide adequate data to support approval of budesonide MMX 9 mg.
     In addition, as a result of the study design, there may be a higher degree of uncertainty regarding the potential outcome and FDA’s analysis of the phase III clinical studies. The phase II clinical study for the budesonide MMX product candidate was a pilot study and involved a different design than the phase III clinical studies. Moreover, each of the two phase III clinical studies was statistically powered at 80 percent, and the goal of the primary statistical analysis was to evaluate the incidence of clinical remission after eight weeks using a two-sided p-value of 0.025 to assess whether a treatment difference in clinical remission was achieved between each of budesonide MMX 9 mg and 6 mg versus placebo.
     Assuming successful and timely completion of the extension study, we plan to submit an NDA for budesonide MMX to the FDA in the second half of 2011. However, we cannot be certain that these ongoing and planned clinical development programs will be successful or proceed in a timely manner. In addition, the FDA may ultimately conclude that we have not demonstrated sufficient safety or efficacy to support an NDA filing for this product candidate.
     Rifamycin
     In June 2010, we initiated a phase III clinical study evaluating rifamycin SV MMX in patients with travelers’ diarrhea pursuant to our strategic collaboration with Cosmo, and we anticipate that we will have top-line results from this study in the second half of 2011. Following timely and successful completion of the first study, we plan to initiate a second phase III clinical study in travelers’ diarrhea. It is anticipated that a phase III clinical study in the same indication will be conducted by Cosmo’s European partner Dr. Falk Pharma GmbH, or Dr. Falk. Assuming successful and timely completion of the phase III clinical program, Santarus and Dr. Falk plan to share their clinical data for inclusion in each company’s respective regulatory submissions, and Santarus plans to submit an NDA for rifamycin SV MMX to the FDA.
     Our ongoing phase III clinical study is being conducted in Mexico and Guatemala, and to date, enrollment has been slower than anticipated due to a variety of circumstances, including a decrease in tourism and student travel in these countries. Dr. Falk initiated its phase III clinical study in October 2010. We cannot be certain that we and Dr. Falk will be able to complete our respective planned studies in a timely and successful manner.

     Rhucin
     We have licensed rights to develop and commercialize Rhucin pursuant to license and supply agreements with Pharming Group NV, or Pharming. Pharming has conducted two randomized, placebo-controlled, double-blind studies and four open-label studies with Rhucin for the treatment of acute hereditary angioedema, or HAE, attacks. Both placebo-controlled clinical studies showed statistically significant and clinically relevant improvement in time to beginning of relief of symptoms at Rhucin dosage strengths of 50 U/kg and 100 U/kg compared to placebo.
     Pharming plans to submit a BLA for Rhucin to the FDA in December 2010 or January 2011 and believes that it has sufficient data to commence the FDA review process. At the same time, based on prior discussions with the FDA, Pharming is planning to initiate an additional placebo-controlled, double-blind clinical study with approximately 50 patients to provide additional data in support of the 50 U/kg dose (with approximately 30 patients being exposed to the Rhucin 50 U/kg dose). Data from the placebo-controlled study will also be used to provide prospective validation of the visual analog scale used in measuring the clinical effects of Rhucin. An open-label extension of the clinical study will be conducted to confirm the efficacy, safety and lack of immunogenicity of Rhucin at 50 U/kg for the repeated treatment of acute HAE attacks.
     We cannot be certain that Pharming will initiate and complete the additional planned HAE clinical study in a timely or successful manner. We also cannot be certain that Pharming will prepare and submit the BLA to the FDA in a timely manner. Even if Pharming submits the BLA as planned, the FDA may refuse to accept the BLA for filing until the planned additional study is completed or for other reasons. Alternatively, the FDA may accept the BLA for filing but provide Pharming with a complete response letter requesting, among other things, additional clinical data. In addition, Rhucin utilizes Pharming’s transgenic technology platform for the production of recombinant human proteins, and to date there has been only one other prescription product approved by the FDA that utilizes transgenic technology. As a result, the Rhucin development product is subject to risks related to the novelty of its technology platform as well as other general development risks.
     SAN-300 — Anti-VLA-1 Antibody
     We have acquired the exclusive worldwide rights to a humanized anti-VLA-1 antibody development program, through the acquisition of Covella Pharmaceuticals, Inc., or Covella, and a related license agreement with Biogen Idec MA Inc., or Biogen. SAN-300, our anti-VLA-1 antibody, is an inhibitor of the integrin VLA-1 and has shown activity in multiple preclinical models of inflammatory and autoimmune diseases. We believe that SAN-300 may have potential application as a drug candidate in multiple inflammatory and autoimmune diseases, including rheumatoid arthritis, inflammatory bowel disease, psoriasis and organ transplantation. We expect to begin a dose-escalation Phase I clinical study in the first half of 2011, which study we expect would then be completed in the first half of 2012.
     Although the anti-VLA-1 antibody has shown activity in pre-clinical models, it is at a very early stage of development, and has not yet been tested in any human clinical trials. In addition, although Biogen has manufactured clinical trial material, we will need to successfully complete stability and other testing activities prior to using the material in any clinical studies, and any failure of the stability and testing activities would likely result in significant delays. As a result, we cannot be certain that the initial clinical testing and any necessary additional pre-clinical testing will be timely or successful, and there are many significant risks for this early stage development program.
Our reliance on our strategic partners, third-party clinical investigators and clinical research organizations may result in delays in completing, or a failure to complete, clinical studies or we may be unable to use the clinical data gathered if they fail to comply with our patient enrollment criteria, our clinical protocols or regulatory requirements, or otherwise fail to perform under our agreements with them.
     As an integral component of our clinical development programs, we engage clinical investigators and clinical research organizations, or CROs, to enroll patients and conduct and manage our clinical studies, including CROs located both within and outside the U.S. In addition, it is anticipated that U.S. regulatory approval for each of the budesonide MMX, rifamycin SV MMX and Rhucin product candidates will be supported in part by clinical studies being conducted by our strategic partners in connection with CROs or other third parties. As a result, many key aspects of this process have been and will be out of our direct control and are impacted by general conditions both within and outside the U.S. If the CROs and other third parties that we rely on for patient enrollment and other portions of our clinical studies fail to perform the clinical studies in a timely and satisfactory manner and in compliance with applicable U.S. and foreign regulations, including the FDA’s regulations relating to good clinical practices, we could face significant delays in completing our clinical studies or we may be unable to rely in the future on the clinical data generated. If these CROs or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our patient enrollment criteria, our clinical protocols, regulatory requirements or for other reasons, our clinical studies may be extended, delayed or terminated, we may be required to repeat one or more of our clinical studies and we may be unable to obtain or maintain regulatory approval for or successfully commercialize our products.
Due to Par’s decision to launch its generic product, we expect future sales of our Zegerid brand and authorized generic prescription products to be significantly less than historical sales, which will continue to negatively impact our overall financial results.
     In April 2010, the U.S. District Court for the District of Delaware ruled that certain patents covering our Zegerid prescription products were invalid due to obviousness. These patents were the subject of lawsuits we filed in 2007 in response to abbreviated new drug applications, or ANDAs, filed by Par Pharmaceutical, Inc., or Par, with the FDA. In May 2010, we filed an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the timing or outcome of the appeal.
     In late June 2010, Par commenced its commercial sale of its generic version of our Zegerid Capsules prescription product. We anticipate that Par will launch its generic version of our Zegerid Powder for Oral Suspension product once it receives FDA approval to market that product. Pursuant to FDA rules and regulations, we believe that Par, as the first ANDA filer with respect to our Zegerid prescription products, will have a six-month period of exclusivity from the date it launches its generic products during which all other ANDA filers will not be allowed to market or sell their generic products. After the expiration of the six-month exclusivity period, additional FDA-approved generic versions, if any, of these Zegerid products may become available.
     In late June 2010, under our distribution and supply agreement with Prasco and as a result of Par’s decision to launch its generic version of our Zegerid Capsules prescription product, Prasco commenced shipments of our authorized generic of prescription Zegerid Capsules in 20 mg and 40 mg dosage strengths in the U.S., and we ceased our commercial promotion of Zegerid prescription products. Under our distribution and supply agreement, Prasco pays us a specified invoice supply price and a percentage of the gross margin on sales of the authorized generic products. However, we expect the amounts we receive from Prasco under this agreement will be significantly less than the gross margin we previously recognized on sales of Zegerid prescription products. Furthermore, due to the availability of another generic product, we would expect Prasco’s authorized generics’ market share to be less than the previous market share for our Zegerid prescription products.
     The launch of generic Zegerid Capsules prescription products has and will continue to adversely impact sales of our Zegerid brand prescription products and have a negative impact on our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows. Even if physicians prescribe Zegerid products, third-party payors and pharmacists can substitute generic versions of Zegerid. In many cases, insurers and other healthcare payment organizations encourage the use of generic brands through their prescription benefits coverage and payment or reimbursement policies. Insurers and other healthcare payment organizations typically make generic alternatives more attractive to patients by providing different amounts of coverage or out-of-pocket expenses so that the net cost of the generic product to the patient is less than the net cost of the branded product.
     Sales of our Zegerid brand and authorized generic products may also be negatively impacted by general commercial risks, including risks relating to manufacturing and the occurrence of adverse side effects or inadequate therapeutic efficacy and any resulting product liability claims or product recalls. For example, the FDA has recently required proton pump inhibitor, or PPI, manufacturers to highlight the association of high-dose or long-term PPI therapy with increased risk for osteoporosis-related fractures of the hip, wrist or spine as part of the prescribing information.
Our ability to generate revenues also depends on the success of our strategic alliances with Schering-Plough, GSK and Norgine.
     Our ability to generate revenues in the longer term will also depend on whether our strategic alliances with GSK, Schering-Plough and Norgine lead to the successful commercialization of additional omeprazole products, and we cannot be certain that we will receive any additional milestone payments or sales-based royalties from these alliances. Under these agreements, we depend on the efforts of Schering-Plough, GSK and Norgine, and we have limited control over their commercialization efforts. We are also subject to the risk of termination of each of these agreements.
     We cannot be certain that these strategic partners will continue to devote significant resources to the sale or development of products under the agreements. Any determination by Schering-Plough, GSK or Norgine to cease promotion or development of products under our strategic alliances would limit our potential to receive additional payments under these agreements, and adversely affect our ability to generate sufficient revenues to grow our business.
     See also “Risks Related to Our Intellectual Property” for a description of the Zegerid and Zegerid OTC patent litigation and the potential impact on our strategic alliances.
Our business has undergone significant change in a short period of time, and we may not be successful in integrating our new products and development product candidates into our existing operations or in realizing the planned results from our recent corporate restructuring and recently expanded product portfolio and pipeline.
     In late June 2010, as a result of Par’s decision to launch its generic version of our Zegerid Capsules prescription product, we ceased promotion of our Zegerid prescription products and announced a corporate restructuring, including a substantial workforce reduction. Shortly thereafter, in September 2010, we completed several product related transactions, including:
•	a distribution and license arrangement with S2 and VeroScience granting us exclusive rights to manufacture and commercialize Cycloset tablets, an approved product, in the U.S.;

•	an exclusive license and supply arrangement with Pharming, granting us the right to commercialize Rhucin, a late-stage development product, in North America; and

•	an acquisition of Covella, in which we obtained the exclusive worldwide rights to SAN-300, an early-stage development product.
We will need to overcome significant challenges in order to realize any benefits or synergies from these recent transactions. These challenges include the timely, efficient and successful execution of a number of tasks, including the following:
•	integrating Cycloset into our existing operations and successfully launching and commercializing Cycloset;

•	integrating our new development product candidates and successfully managing the development and regulatory approval processes;

•	coordinating with our strategic partners and licensors concerning the development, manufacturing, regulatory and intellectual property protection strategies for these new products and development product candidates; and

•	managing compliance with the in-license, acquisition, distribution, supply and other agreements associated with each of these transactions.
     In addition, we rely on our strategic partners and licensors for many aspects of our development and commercialization activities, and we are subject to risks related to their financial stability and solvency.
     We may not succeed in addressing these risks or any other problems encountered in connection with these recent transactions. These changes will require us to expend substantial resources on the promotion of a new product and the management of development programs for additional product candidates. Even if we successfully integrate these new programs into our operations, we will be subject to the continuing risk of early termination of a number of license and similar agreements, as well as the other risks described herein. We may be unable to generate sufficient revenues from our commercial-stage products or our existing collaborations, and may be unsuccessful in raising additional capital to continue to advance our development-stage products. The occurrence of any of these risks could have a material adverse effect on our business, results of operations and prospects.
     In addition, other companies who have shifted focus to new products and additional development programs have been the target of unsolicited public proposals from activist stockholders. The public proposals can result in significant uncertainty for current and potential licensors, suppliers and other business partners, and can cause these business partners to change or terminate their business relationships with the targeted company. Companies targeted by these unsolicited proposals from activist stockholders may not be able to attract and retain key personnel as a result of the related uncertainty. Moreover, the review and consideration of an unsolicited proposal can be a significant distraction for management and employees, and may require the expenditure of significant time, costs and other resources.
The markets in which we compete are intensely competitive and many of our competitors have significantly more resources and experience, which may limit our commercial opportunity.
     The pharmaceutical industry is intensely competitive in the markets in which our commercial products compete and development product candidates may compete, and there are many other currently marketed products that are well-established and successful, as well as development programs underway. In addition, many of our competitors are large, well-established companies in the pharmaceutical field with significantly greater expertise.
     Many of these companies with which we compete also have significantly greater financial and other resources than we do. Larger pharmaceutical companies typically have significantly larger field sales force organizations and invest significant amounts in advertising and marketing their products. As a result, these larger companies are able to reach a greater number of physicians and consumers and reach them more frequently than we can with our smaller sales organization.
     If we are unable to compete successfully, our business, financial condition and results of operations will be materially adversely affected.
Our Glumetza prescription products currently compete and our Cycloset prescription product will compete with many other drug products.
     The Glumetza prescription products compete with many other products, including:
•	other branded immediate-release and extended-release metformin products (such as Fortamet®, Glucophage® and Glucophage XR®);

•	generic immediate-release and extended-release metformin products; and

•	other prescription diabetes treatments.
     In addition, various companies are developing new products that may compete with the Glumetza products in the future. For example, Depomed has announced that it has licensed rights to use its extended-release metformin technology in combination with sitagliptin, the active ingredient in Merck’s Januvia® product, and with canagliflozin, a sodium-glucose transporter-2, or SGLT2, compound being developed by Janssen. The Glumetza prescription products are also the subject of a pending ANDA and related patent infringement litigation. If the litigation is resolved unfavorably to our licensor, Depomed, we may face competition from generic versions of 500 mg and 1000 mg dosage strengths of Glumetza prior to patent expiry.
     The Cycloset prescription product will compete with many other products, including:
•	dipeptidyl peptidase IV inhibitors, or DPP-4, products (such as Januvia® and Onglyza™);

•	glucagon-like peptide 1, or GLP-1, receptor agonist products (such as Byetta® and Victoza®);

•	thiazolidinedione, or TZD, products (such as Avandia® and Actos®);

•	sulfonylureas products (such as Amaryl® and Glynase®); and

•	branded and generic metformin products.
     In addition, various companies are developing new products that may compete with the Cycloset product in the future. For example, SGLT2 and new DPP-4 inhibitor products in development could compete with Cycloset in treating type 2 diabetes patients in the future. In addition, companies could develop combination products that include bromocriptine mesylate as one of the active ingredients for the treatment of type 2 diabetes.
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
     In addition, if approved, our development-stage products will compete with many other drug and biologic products that are already entrenched in the marketplace, as well as face competition from other product candidates currently under development.
We depend on a limited number of wholesaler customers for retail distribution of our prescription products, and if we lose any of our significant wholesaler customers, our business could be harmed.
     Our wholesaler customers for our commercial products include some of the nation’s leading wholesale pharmaceutical distributors, such as Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, and major drug chains. Sales to Cardinal, McKesson and AmerisourceBergen accounted for approximately 27%, 24% and 15%, respectively, of our annual revenues during 2009 and 28%, 23% and 17%, respectively, of our revenues for the nine months ended September 30, 2010. The loss of any of these wholesaler customers’ accounts or a material reduction in their purchases could harm our business, financial condition or results of operations.
We do not currently have any manufacturing facilities and instead rely on third-party manufacturers and our strategic partners for supply.
     We rely on third-party manufacturers and our strategic partners to provide us with an adequate and reliable supply of our products on a timely basis, and we do not currently have any of our own manufacturing or distribution facilities. Our manufacturers must comply with U.S. regulations, including the FDA’s current good manufacturing practices, applicable to the manufacturing processes related to pharmaceutical products, and their facilities must be inspected and approved by the FDA and other regulatory agencies on an ongoing basis as part of their business. In addition, because several of our key manufacturers are located outside of the U.S., they must also comply with applicable foreign laws and regulations.
     We have limited control over our third-party manufacturers and strategic partners, including with respect to regulatory compliance and quality assurance matters. Any delay or interruption of supply related to a failure to comply with regulatory or other requirements would limit our ability to sell our products. Any manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims. With respect to any future products under development, if the FDA finds significant issues with any of our manufacturers during the pre-approval inspection process, the approval of those products could be delayed while the manufacturer addresses the FDA’s concerns, or we may be required to identify and obtain the FDA’s approval of a new supplier. This could result in significant delays before manufacturing of our products can begin, which in turn would delay commercialization of our products. In addition, the importation of pharmaceutical products into the U.S. is subject to regulation by the FDA, and the FDA can refuse to allow an imported product into the U.S. if it is not satisfied that the product complies with applicable laws or regulations.
     In connection with the license of rights to Cycloset, we assumed a manufacturing services agreement with Patheon, Inc., or Patheon, and, accordingly, we rely on a Patheon facility located in Ohio as the sole third-party manufacturer for Cycloset.
     For the Glumetza products, we rely on Depomed to oversee product manufacturing and supply. In turn, Depomed relies on a Patheon facility located in Puerto Rico to manufacture Glumetza 500 mg and a Valeant facility located in Canada to manufacture Glumetza 1000 mg.
     For our Zegerid Capsules prescription product, we currently rely on Norwich Pharmaceuticals, Inc., located in New York, as the sole third-party manufacturer of the brand and related authorized generic product. In addition, we rely on a Patheon facility located in Canada for the supply of Zegerid Powder for Oral Suspension.

     For our budesonide MMX and rifamycin SV MMX development product candidates, we rely on Cosmo, located in Italy, to manufacture and supply all of our drug product requirements.
     For our Rhucin development product candidate, we rely on Pharming to oversee product manufacturing and supply. In turn, Pharming utilizes certain of its own facilities as well as third-party manufacturing facilities for supply, all of which are located in Europe.
     For our SAN-300 development product candidate, we plan to utilize clinical trial material previously manufactured by Biogen Idec. In the future, Biogen Idec has a right of first offer to supply our product requirements.
     We and our strategic partners also rely in many cases on sole source suppliers for active ingredients and other product materials and components. Any significant problem that our strategic partners or the third-party manufacturers or suppliers experience could result in a delay or interruption in the supply until the problem is cured or until we or our partners locate an alternative source of supply. In addition, because these sole source manufacturers and suppliers in many cases provide services to a number of other pharmaceutical companies, they may experience capacity constraints or choose to prioritize one or more of their other customers.
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
     The Patient Protection and Affordable Care Act, enacted in 2010, imposes new reporting and disclosure requirements for pharmaceutical and device manufacturers with regard to payments or other transfers of value made to physicians and teaching hospitals, effective in 2013. In addition, pharmaceutical and device manufacturers will also be required to report and disclose investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties for payments, transfers of value or ownership or investment interests not reported in an annual submission.
     If not preempted by this federal law, several states require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in the states. Other states prohibit providing various other marketing related activities. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, certain states require pharmaceutical companies to implement compliance programs or marketing codes. Currently, several additional states are considering similar proposals. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
     In addition, there have been a number of other legislative and regulatory proposals aimed at changing the pharmaceutical industry. These include proposals to permit reimportation of pharmaceutical products from other countries and proposals concerning safety matters. For example, in an attempt to protect against counterfeiting and diversion of drugs, a bill was introduced in a previous Congress that would establish an electronic drug pedigree and track-and-trace system capable of electronically recording and authenticating every sale of a drug unit throughout the distribution chain. This bill or a similar bill may be introduced in Congress in the future. California has already enacted legislation that requires development of an electronic pedigree to track and trace each prescription drug at the saleable unit level through the distribution system (an electronic pedigree would be generated by the attachment of a device incorporating a unique identifier to each container of prescription drugs, which would be read electronically and tracked through a database as it passes through each stage of the distribution chain). California’s electronic pedigree requirement is scheduled to take effect beginning in January 2015. Compliance with California and any future federal or state electronic pedigree requirements will likely require an increase in our operational expenses and will likely be administratively burdensome. As a result of these and other new proposals, we may determine to change our current manner of operation, provide additional benefits or change our contract arrangements, any of which could have a material adverse effect on our business, financial condition and results of operations.
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

     For additional information regarding pending legal matters, please refer to Part II, Item 1, Legal Proceedings.
If we are unable to retain key personnel, our business will suffer.
     We are a small company and, as of September 30, 2010, had 207 employees. As a result of Par’s decision to launch a generic version of our Zegerid Capsules prescription product, in late June 2010, we determined to cease promotion of our Zegerid prescription products, launch an authorized generic version of our Zegerid Capsules prescription product and announced a corporate restructuring, including a significant workforce reduction in our commercial organization and other selected operations. This corporate restructuring may result in attrition beyond our intended reduction in workforce.
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
     We are continuing to seek to acquire or in-license products, businesses or technologies that we believe are a strategic fit with our business strategy. Future in-licenses or acquisitions, however, may entail numerous operational and financial risks, including:
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
     We may not have sufficient resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. In particular, we may compete with larger pharmaceutical companies and other competitors in our efforts to establish new collaborations and in-licensing opportunities. These competitors likely will have access to greater financial resources than us and may have greater expertise in identifying and evaluating new opportunities. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts.

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
     We have licensed the primary patent rights for each of our products and development product candidates. Although we consult with our strategic partners and licensors concerning our licensed patent rights, those partners remain primarily responsible for prosecution activities. We cannot control the amount or timing of resources that our strategic partners and licensors devote to these activities. As a result of this lack of control and general uncertainties in the patent prosecution process, we cannot be sure that any additional patents will ever be issued or that the issued patents will be properly maintained. In addition, we are subject to the risk that one or more of our licenses could be terminated and any loss of our license rights would negatively impact our ability to develop, manufacture and commercialize our products and development product candidates.
     Cycloset
     We have exclusive rights to manufacture and commercialize Cycloset in the U.S. under our distribution and license agreement with S2 and VeroScience. Currently, there are five issued U.S. patents that we believe provide coverage for Cycloset (U.S. Patent Nos. 5,468,755; 5,679,685; 5,716,957; 5,756,513; and 5,866,584), with expiration dates in 2012, 2014 and 2015.
     Glumetza and Pending Patent Litigation
     We have exclusive rights to promote the Glumetza products in the U.S. under our promotion agreement with Depomed. Currently, there are four issued U.S. patents that we believe provide coverage for the Glumetza 500 mg dose product (U.S. Patent Nos. 6,340,475; 6,635,280; 6,488,962; and 6,723,340), with expiration dates in 2016, 2020 and 2021. There are two issued U.S. patents that we believe provide coverage for the Glumetza 1000 mg dose product (U.S. Patent Nos. 6,488,962 and 7,780,987), with expiration dates in 2020 and 2025.
     Depomed, Inc. — Glumetza Patent Litigation
     In November 2009, Depomed filed a lawsuit in the United States District Court for the Northern District of California against Lupin Limited and its wholly owned subsidiary, Lupin Pharmaceutical, Inc., collectively referred to herein as Lupin, for infringement of the following patents listed in the Orange Book for Glumetza: U.S. Patent Nos. 6,340,475; 6,635,280; and 6,488,962. The lawsuit was filed in response to an ANDA and Paragraph IV certification filed with the

FDA by Lupin regarding Lupin’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the asserted Orange Book patents. Depomed commenced the lawsuit within the requisite 45 day time period, placing an automatic stay on the FDA from approving Lupin’s proposed products for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted Orange Book patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in May 2012. Lupin has prepared and filed an answer in the case, principally asserting non-infringement and invalidity of the Orange Book patents, and has also filed counterclaims. Discovery is currently underway and a hearing for claim construction, or Markman hearing, is scheduled for January 2011.
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
     Budesonide MMX and Rifamycin SV MMX
     We have exclusive rights to develop and commercialize the budesonide MMX and rifamycin SV MMX product candidates in the U.S. under our strategic collaboration with Cosmo. Currently, there are two issued U.S. patents that we believe provide coverage for the budesonide MMX development product candidate (U.S. Patent Nos. 7,431,943 and 7,410,651), each of which expires in 2020. There is one issued U.S. patent that we believe provides coverage for the rifamycin SV MMX development product candidate (U.S. Patent No. 7,431,943), which expires in June 2020.
     Rhucin
     We have exclusive rights to develop and commercialize the Rhucin development product candidate in the U.S., Canada and Mexico under our license and supply agreements with Pharming. Currently, there are two issued U.S. patents that we believe provide coverage for the Rhucin development product candidate (U.S. Patent Nos. 7,067,713 and 7,544,853), which expire in 2022 and 2024.
     Anti-VLA-1 Antibody
     We acquired worldwide rights to develop and commercialize the anti-VLA-1 antibody development product candidate in connection with our acquisition of Covella. Currently, there are three issued U.S. patents that we believe provide coverage for the anti-VLA-1 development product candidate (U.S. Patent Nos. 7,358,054; 7,462,353; and 6,955,810), which expire in 2020 and 2022.
     Zegerid, Related PPI Technology and Pending Patent Litigation
     We have entered into an exclusive, worldwide license agreement with the University of Missouri for patents and pending patent applications relating to specific formulations of PPIs with antacids and other buffering agents and methods of using these formulations. Currently, there are six issued U.S. patents that have provided coverage for our Zegerid products (U.S. Patent Nos. 5,840,737; 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772), all of which are subject to the University of Missouri license agreement. Five of these patents were asserted in our patent litigation against Par and were recently found to be invalid by ruling of the U.S. District Court for the District of Delaware, which ruling is being appealed, as further described below. In addition to the issued U.S. patent coverage described above, several international patents have been issued.
     Zegerid and Zegerid OTC® Patent Litigation
     In April 2010, the U.S. District Court for the District of Delaware ruled that five patents covering Zegerid Capsules and Zegerid Powder for Oral Suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772) were invalid due to obviousness. These patents were the subject of lawsuits we filed in 2007 in response to ANDAs filed by Par with the FDA. In May 2010, we filed an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the timing or outcome of the appeal.

     In September 2010, Schering-Plough filed lawsuits in the U.S. District Court for the District of New Jersey against each of Par and Perrigo Research and Development Company, or Perrigo, for infringement of the patents listed in the Orange Book for Zegerid OTC (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; and 7,399,772). We and the University of Missouri, licensors of the listed patents, are joined in the lawsuits as co-plaintiffs. Par and Perrigo had filed ANDAs with the FDA regarding each company’s intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. The parties in each of these lawsuits have agreed to stay the court proceedings until the earlier of the outcome of the pending appeal related to the Zegerid prescription product litigation or receipt of tentative regulatory approval for the proposed generic Zegerid OTC products. We are not able to predict the timing or outcome of these lawsuits.
     Any adverse outcome in the litigation described above would adversely impact our Zegerid and Zegerid OTC business, including the amount of, or our ability to receive, milestone payments and royalties under our agreement with Schering-Plough. For example, the royalties payable to us under our license agreement with Schering-Plough are subject to reduction in the event it is ultimately determined by the courts (with the decision being unappealable or unappealed within the time allowed for appeal) that there is no valid claim of the licensed patents covering the manufacture, use or sale of the Zegerid OTC product and third parties have received marketing approval for, and are conducting bona fide ongoing commercial sales of, generic versions of the licensed products. The ruling may also negatively impact the patent protection for the products being commercialized pursuant to our ex-US licenses with GSK and Norgine. Although the U.S. ruling is not binding in countries outside the U.S., similar challenges to those raised in the U.S. litigation may be raised in territories outside the U.S.
     Regardless of how these litigation matters are ultimately resolved, the litigation has been and will continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on our business.
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
     Trademarks
     The trademarks and trademark applications we own and license are important to our success and competitive position. Any objections we receive from the PTO, foreign trademark authorities or third parties relating to our registered trademarks and pending applications could require us to incur significant expense in defending the objections or establishing alternative names. There is no guarantee we will be able to secure any of our pending trademark applications with the PTO or comparable foreign authorities.
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
     The products we currently market, and those we may market in the future, may infringe patent and other rights of third parties. In addition, our competitors, many of which have substantially greater resources than us and have made significant investments in competing technologies or products, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use and sell products either in the U.S. or international markets. Intellectual property litigation in the pharmaceutical industry is common, and we expect this to continue. Any third party patent infringement litigation may result in a loss of rights and would be time-consuming and costly. In addition, we may be required to negotiate licenses with one or more third parties with terms that may or may not be favorable to us.
Risks Related to Our Financial Results and Need for Financing
We may incur operating losses in the future and may not be able to return to profitability.
     The extent of our future operating losses and our ability to return to profitability are highly uncertain. We have been engaged in developing and commercializing drugs and have generated significant operating losses since our inception in December 1996. Our commercial activities and continued product development and clinical activities will require significant expenditures. For the nine months ended September 30, 2010, we recognized $99.5 million in total revenues, and, as of September 30, 2010, we had an accumulated deficit of $306.8 million.
     As a result of Par’s decision to launch its generic version of our Zegerid Capsules prescription product, we determined in late June 2010 to cease promotion of our Zegerid prescription products and implement a corporate restructuring. As a result, we recorded significant restructuring charges relating to employment termination benefits and contract termination costs in the third quarter of 2010. However, we may not be able to sustain the cost savings and other anticipated benefits from our restructuring, and we cannot guarantee that any of our restructuring efforts will be successful, or that we will not have to undertake additional restructuring activities.
     We may incur additional operating losses and capital expenditures as we support the continued marketing of the Glumetza products, the marketing of the Cycloset products and the development of our budesonide MMX, rifamycin SV MMX, Rhucin and SAN-300 product candidates and any other products or development product candidates that we acquire or in-license.
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
     Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the commercial success of, and demand for, currently marketed products, as well as the success and costs of our development programs are uncertain and therefore our future prospects are uncertain. The level of our revenues and results of operations at any given time will be based primarily on the following factors:
•	commercial success of the Cycloset and Glumetza prescription products, including our ability to resolve the ongoing supply interruption for Glumetza 500 mg;

•	results of clinical studies and other development programs, including the ongoing and planned clinical programs for the budesonide MMX, rifamycin SV MMX, Rhucin and SAN-300 product candidates;

•	potential to receive revenue from Zegerid brand and authorized generic products;

•	whether we are able to maintain patent protection for our products, including whether favorable outcomes are obtained in our pending appeal relating to our Zegerid prescription products and the pending patent infringement lawsuits relating to our Glumetza prescription product and Zegerid OTC;

•	progress under our strategic alliances with Schering-Plough, GSK and Norgine, including the impact on these alliances from generic competition and the potential for early termination of, or reduced payments under, the related agreements;

•	our ability to obtain regulatory approval for our development product candidates and any future products we develop or in-license;

•	interruption in the manufacturing or distribution of our products;

•	timing of new product offerings, acquisitions, licenses or other significant events by us, our strategic partners or our competitors; and

•	legislative changes, including healthcare reform, affecting the products we may offer or those of our competitors.

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
     We believe that our current cash, cash equivalents and short-term investments and use of our line of credit will be sufficient to fund our current operations through at least the end of 2011; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed earlier than we expect. Although we do not believe that we will need to raise additional funds to finance our current operations through at least the end of 2011, we may pursue raising additional funds in connection with licensing or acquisition of new products or the continued development of our product candidates. Sources of additional funds may include funds generated through equity and/or debt financing or through strategic collaborations or licensing agreements.
     Our existing universal shelf registration statement, which was declared effective in December 2008, may permit us, from time to time, to offer and sell up to approximately $75.0 million of equity or debt securities. However, there can be no assurance that we will be able to complete any such offerings of securities. Factors influencing the availability of additional financing include the progress of our commercial and development activities, investor perception of our prospects and the general condition of the financial markets, among others.
     In addition, our ability to borrow additional amounts under our loan agreement with Comerica Bank, or Comerica, depends upon a number of conditions and restrictions, and we cannot be certain that we will satisfy all borrowing conditions at a time when we desire to borrow such amounts under the loan agreement. For example, we are subject to a number of affirmative and negative covenants, each of which must be satisfied at the time of any proposed borrowing. If we have not satisfied these various conditions, or an event of default otherwise has occurred, we may be unable to borrow additional amounts under the loan agreement, and may be required to repay any amounts previously borrowed.
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
     Under our loan agreement with Comerica, we are subject to specified affirmative and negative covenants, including limitations on our ability: to undergo certain change of control events; to convey, sell, lease, license, transfer or otherwise dispose of assets; to create, incur, assume, guarantee or be liable with respect to certain indebtedness; to grant liens; to pay dividends and make certain other restricted payments; and to make investments. In addition, under the loan agreement we are required to maintain a balance of cash with Comerica in an amount of not less than $4.0 million and to maintain any other cash balances with either Comerica or another financial institution covered by a control agreement for the benefit of Comerica. We are also subject to specified financial covenants with respect to a minimum liquidity ratio and, in specified limited circumstances, minimum EBITDA requirements, as defined in the loan agreement. Our subsidiary must also guarantee our obligations under the loan agreement, and we are required to pledge the stock of our subsidiary to the lender to secure our obligations under the loan agreement.
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
     The market prices for securities of specialty biopharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. For example, during the year ended December 31, 2009, the trading prices for our common stock ranged from a high of $5.82 to a low of $1.05, and on October 29, 2010, the closing trading price for our common stock was $3.13. In addition, we have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Furthermore, our loan agreement with Comerica prohibits us from paying dividends. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment.
     The trading price of our common stock may continue to fluctuate substantially as a result of one or more of the following factors:
•	announcements concerning our commercial progress and activities, including sales and revenue trends for the Cycloset and Glumetza products we promote and the status of the resupply efforts and patent litigation relating to Glumetza;

•	announcements concerning our product development programs, results of our clinical studies or status of our regulatory submissions;

•	the status of the generic versions of our Zegerid prescription products offered by Par and Prasco, and any additional generic products that may be offered in the future, as well as developments in the pending appeal relating to our Zegerid prescription products and the pending litigation concerning Zegerid OTC;

•	developments, including announcements concerning progress, delays or terminations, pursuant to our strategic alliances with Schering-Plough, GSK and Norgine or our promotion arrangement for Glumetza;

•	other disputes or developments concerning proprietary rights, including patents and trade secrets, litigation matters, and our ability to patent or otherwise protect our products and technologies;

•	conditions or trends in the pharmaceutical and biotechnology industries, including the impact of healthcare reform;

•	fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	changes in, or our failure to meet or exceed, investors’ and securities analysts’ expectations;

•	announcements concerning borrowings under our loan agreement, takedowns under our existing universal shelf registration statement or other developments relating to the loan agreement, universal shelf registration statement or our other financing activities;

•	acquisition of products or businesses by us or our competitors;

•	litigation and government inquiries; or

•	economic and political factors, including wars, terrorism and political unrest.
Our stock price could decline and our stockholders may suffer dilution in connection with future issuances of equity or debt securities.
     Although we believe that our current cash, cash equivalents and short-term investments and use of our line of credit will be sufficient to fund our current operations through at least the end of 2011, we may pursue raising additional funds in connection with licensing or acquisition of new products or the continued development of our product candidates. Sources of additional funds may include funds generated through equity and/or debt financing, or through strategic collaborations or licensing agreements. To the extent we conduct substantial future offerings of equity or debt securities, such offerings could cause our stock price to decline. For example, we may issue securities under our existing universal shelf registration statement or we may pursue alternative financing arrangements.
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
Unregistered Sales of Equity Securities
     As previously disclosed in our Current Report on Form 8-K filed on September 13, 2010, we acquired Covella Pharmaceuticals, Inc., or Covella, pursuant to the terms of a merger agreement. In partial consideration of the acquisition, on September 10, 2010, we issued 181,342 shares of our common stock to the Covella stockholders and agreed to issue additional shares of common stock upon the achievement of certain clinical milestones.
     In connection with the merger agreement, we entered into an amendment to license agreement with Biogen Idec MA Inc., or Biogen, amending an existing license agreement dated January 22, 2009 between Covella and Biogen. In partial consideration of the license grant from Biogen under the amended license agreement, on September 10, 2010, we issued 55,970 shares of our common stock to Biogen and agreed to issue additional shares of common stock upon the achievement of certain clinical milestones.
     The terms of the Covella acquisition and the Biogen license are described in more detail in Note 14 to the financial statements included with this report. In connection with the issuance of shares of our common stock to the Covella stockholders and Biogen, we relied on the exemption from registration contained in Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. Each of the Covella stockholders and Biogen represented to us that they were accredited investors within the meaning of Rule 501 of Regulation D under the Securities Act and that they were acquiring the securities for investment only and not with a view to or for sale in connection with any distribution thereof.

Issuer Purchases of Equity Securities
     Not applicable.

Item 3.	Defaults Upon Senior Securities
     Not applicable.

Item 4.	Removed and Reserved

Item 5.	Other Information
     Not applicable.

Item 6.	Exhibits

Exhibit
Number	Description
2.1+	Agreement and Plan of Merger, dated September 10, 2010, among us, SAN Acquisition Corp., Covella Pharmaceuticals, Inc. and Lawrence C. Fritz, as the Stockholder Representative

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

3.3(3)	Certificate of Designations for Series A Junior Participating Preferred Stock

4.1(3)	Form of Common Stock Certificate

4.2(4)	Amended and Restated Investors’ Rights Agreement, dated April 30, 2003, among us and the parties named therein

4.3(4)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated May 19, 2003, among us and the parties named therein

4.4(4)*	Stock Restriction and Registration Rights Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

4.5(4)	Form of Common Stock Purchase Warrant

4.6(3)	Rights Agreement, dated as of November 12, 2004, between us and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Santarus, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

4.7(5)	First Amendment to Rights Agreement, dated as of April 19, 2006, between us and American Stock Transfer & Trust Company

4.8(6)	Second Amendment to Rights Agreement, dated December 10, 2008, between us and American Stock Transfer & Trust Company

4.9(7)	Warrant to Purchase Shares of Common Stock, dated February 3, 2006, issued by us to Kingsbridge Capital Limited

4.10(7)	Registration Rights Agreement, dated February 3, 2006, between us and Kingsbridge Capital Limited

Exhibit
Number	Description
4.11(8)	Registration Rights Agreement, dated December 10, 2008, between us and Cosmo Technologies Limited

4.12(8)	Amendment No. 1 to Registration Rights Agreement, dated April 23, 2009, between us and Cosmo Technologies Limited

10.1(9)	First Amendment to Amended and Restated Loan and Security Agreement, dated August 27, 2010, between us and Comerica Bank

10.2	Amendment No. 2 to OTC License Agreement, dated August 6, 2010, between us and Schering-Plough Healthcare Products, Inc.

10.3+	Distribution and License Agreement, dated September 3, 2010, among us, VeroScience, LLC and S2 Therapeutics, Inc.

10.4+	Manufacturing Services Agreement, dated May 26, 2010, between Patheon Pharmaceuticals Inc. and S2 Therapeutics, Inc.

10.5	Assignment and Assumption Agreement, dated September 3, 2010, between us and S2 Therapeutics, Inc.

10.6+	License Agreement, dated September 10, 2010, among us, Pharming Group N.V., on behalf of itself and each of its affiliates, including Pharming Intellectual Property B.V. and Pharming Technologies B.V.

10.7+	Supply Agreement, dated September 10, 2010, among us, Pharming Group N.V., on behalf of itself and each of its affiliates, including Pharming Intellectual Property B.V. and Pharming Technologies B.V.

10.8+	License Agreement, dated January 22, 2009, between Covella Pharmaceuticals, Inc. and Biogen Idec MA Inc.

10.9+	Amendment to License Agreement, dated September 10, 2010, among us, Covella Pharmaceuticals, Inc. and Biogen Idec MA Inc.

10.10#	Employment Agreement, dated September 10, 2010, between us and Mark Totoritis

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q of Santarus, Inc. for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 13, 2004.

(2)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on December 5, 2008.

(3)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on November 17, 2004.

(4)	Incorporated by reference to the Registration Statement on Form S-1 of Santarus, Inc. (Registration No. 333-111515), filed with the Securities and Exchange Commission on December 23, 2003, as amended.

(5)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on April 21, 2006.

(6)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2008.

(7)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on February 3, 2006.

(8)	Incorporated by reference to the Registration Statement on Form S-3 of Santarus, Inc. (Registration No. 333-156806), filed with the Securities and Exchange Commission on January 20, 2009, as amended.

(9)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 30, 2010.

*	Santarus, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which portions have been omitted and filed separately with the Securities and Exchange Commission.

+	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

#	Indicates management contract or compensatory plan.

†	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Santarus, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 8, 2010

/s/ Debra P. Crawford
Debra P. Crawford,
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)