Form 10-K
period 2010-12-31
SANTARUS INC
filed 2011-03-04
CIK 1172480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2010, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $111.5 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market on June 30, 2010 of $2.48 per share.*
     The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 15, 2011 was 60,219,293.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year end December 31, 2010 are incorporated by reference into Part III of this report.
*    Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeded 10% of the registrant’s common stock outstanding at June 30, 2010. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

SANTARUS, INC.
FORM 10-K — ANNUAL REPORT
For the Year Ended December 31, 2010

i

PART I
Forward-Looking Statements
     Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance that are not historical facts are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to generate revenues from Glumetza® (metformin hydrochloride extended release tablets) and Cycloset® (bromocriptine mesylate) tablets, our currently promoted commercial products; our ability to ensure continued supply of our commercial products; our ability to successfully advance the development of, obtain regulatory approval for and ultimately commercialize, our development-stage products — budesonide MMX®, Rhucin® (recombinant human C1 inhibitor), rifamycin SV MMX, and SAN-300 (anti-VLA-1 antibody); our ability to maintain patent protection for our products, including the difficulty in predicting the timing and outcome of the Glumetza, Zegerid® and Zegerid OTC® patent litigation; our ability to achieve continued progress under our strategic alliances, including our over-the-counter license agreement with Schering-Plough HealthCare Products, Inc., a subsidiary of Merck & Co., Inc., our license agreement with Glaxo Group Limited, an affiliate of GlaxoSmithKline plc, and our license agreement with Norgine B.V., and the potential for early termination of, or reduced payments under, these agreements; the impact on our business of significant change, and the risk that we may not be successful in integrating our new marketed and development-stage products into our existing operations or in realizing the planned results from our corporate restructuring or our expanded product portfolio and pipeline; our ability to continue to generate revenues from our branded and authorized generic Zegerid (omeprazole/sodium bicarbonate) prescription products and the impact on our business and financial condition of the ongoing generic competition for our Zegerid products; adverse side effects or inadequate therapeutic efficacy of our products or products we promote that could result in product recalls, market withdrawals or product liability claims; competition from other pharmaceutical or biotechnology companies and evolving market dynamics; our ability to further diversify our sources of revenue and product portfolio; other difficulties or delays relating to the development, testing, manufacturing and marketing of, and obtaining and maintaining regulatory approvals for, our and our strategic partners’ products; fluctuations in quarterly and annual results; our ability to obtain additional financing as needed to support our operations or future product acquisitions; the impact of healthcare reform legislation and the recent turmoil in the financial markets; and other risks detailed below under Part I — Item 1A — Risk Factors.
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
     We have received U.S. and European Union, or EU, trademark registration for our corporate name, Santarus®. We also have received trademark registration in the U.S., EU, Canada and Japan for our brand name, Zegerid®. We have applied for trademark registration for various other names and logos. We have licensed to Schering-Plough HealthCare Products, Inc., a subsidiary of Merck & Co., Inc., the right to use various Zegerid related trademarks, including Zegerid OTC®, in connection with their licensed over-the-counter products. We have licensed from Depomed, Inc. the right to use the Glumetza® registered trademark in the U.S. in connection with our promotion of Glumetza. We have licensed from S2 Therapeutics, Inc. and VeroScience, LLC the right to use the Cycloset® registered trademark in the U.S. in connection with our promotion of Cycloset. We have licensed from Cosmo Technologies Limited the right to use the MMX® and MMX Multi-Matrix System® registered trademarks in the

U.S. in connection with our development and commercialization of the budesonide MMX and rifamycin SV MMX development products. We have licensed from Pharming Group NV the right to use the Rhucin® registered trademark in the U.S., Canada and Mexico in connection with our commercialization of the Rhucin development-stage product. All other trademarks, service marks or trade names appearing in this report are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners.

Item 1. Business
     We are a specialty biopharmaceutical company focused on acquiring, developing and commercializing proprietary products that address the needs of patients treated by physician specialists. The following table provides an overview of our product portfolio:
Santarus Product Portfolio

Marketed and Approved Products

Glumetza® (metformin hydrochloride extended release tablets) (Rx — U.S.)	Marketed as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes

Cycloset® (bromocriptine mesylate) tablets (Rx — U.S.)	Marketed as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes

Zegerid® (omeprazole/sodium bicarbonate) Capsules and Powder for Oral Suspension (Rx — U.S.)	Non-promoted prescription products, approved to treat certain upper GI conditions, including gastroesophageal reflux disease

Development Products

Budesonide MMX® (Rx — U.S.)	Statistically significant top-line results in two phase III studies for the induction of remission of mild or moderate active ulcerative colitis; expect to submit NDA by the end of 2011

Rhucin® (recombinant human C1 inhibitor) (Rx — U.S., Canada and Mexico)	For hereditary angioedema, phase IIIb clinical study initiated in February 2011; requesting FDA meeting regarding issues raised in BLA refusal to file letter
For early antibody mediated rejection, phase II proof of concept study planned

Rifamycin SV MMX® (Rx — U.S.)	Phase III study in travelers’ diarrhea ongoing

SAN-300 (anti-VLA-1 mAb) (Rx — Worldwide)	Initiation of single-dose, dose-escalation phase I clinical study planned for March/April 2011

Additional Strategic Alliances

Merck Zegerid OTC® (OTC — U.S.)	Commenced commercial sales in March 2010; marketed for treatment of frequent heartburn

GlaxoSmithKline Immediate-release Omeprazole products (Rx and OTC — Specified Ex-U.S. countries)	Expect first commercial launch in Mexico in 2011 Regulatory submissions made in certain Latin American, African and Asian countries; preparation of additional regulatory filings ongoing

Norgine B.V. Immediate-release Omeprazole products (Rx — Specified European countries and Israel)	In development

     Our goal is to be recognized as a premier specialty biopharmaceutical company with a diversified portfolio of commercial and development-stage products. Our business strategy for achieving this goal is focused on increasing sales of our marketed products, Glumetza and Cycloset, in the U.S. prescription pharmaceutical market and advancing our development-stage products to commercialization. We are also focused on balancing our product portfolio and investments in research and development and selling, general and administrative expenses to achieve meaningful, sustainable growth in revenues and profits.
Currently Marketed and Approved Products
     Our commercial organization currently promotes Glumetza® (metformin hydrochloride extended release tablets) 500 mg and 1000 mg in the U.S., under the terms of an exclusive promotion agreement that we entered into with Depomed, Inc., or Depomed, in July 2008. Glumetza is a once-daily, extended-release formulation of metformin that incorporates patented drug delivery technology and is indicated as an adjunct to diet and exercise to improve glycemic control in adult patients with type 2 diabetes. We began our promotion of the Glumetza products in October 2008.
     Our commercial organization also began promotion of Cycloset® (bromocriptine mesylate) 0.8 mg tablets in the U.S. in November 2010 under a distribution and license agreement with S2 Therapeutics, Inc., or S2, and VeroScience, LLC, or VeroScience. Cycloset is a novel formulation of bromocriptine, a dopamine receptor agonist that acts on the central nervous system, and it is indicated as an adjunct to diet and exercise to improve glycemic control in adult patients with type 2 diabetes.
     We also sell but do not promote Zegerid® (omeprazole/sodium bicarbonate) 20 mg and 40 mg prescription products in the U.S., which are immediate-release formulations of the proton pump inhibitor, or PPI, omeprazole. In addition, we receive a percentage of the gross margin on sales of an authorized generic version of our Zegerid Capsules product under a distribution and supply agreement with Prasco LLC, or Prasco.
Development Products
     Budesonide MMX®
     Budesonide MMX is a corticosteroid in a novel oral tablet formulation, dosed one tablet once a day, which utilizes proprietary multi-matrix (MMX®) colonic delivery technology and is being developed for the treatment of ulcerative colitis. We have announced statistically significant top-line results from two phase III clinical studies which evaluated budesonide MMX 9 mg for the induction of remission of mild or moderate active ulcerative colitis. We have rights to budesonide MMX in the U.S. under a strategic collaboration with Cosmo Technologies Limited, or Cosmo.
     Rhucin® (recombinant human C1 inhibitor)
     Rhucin is a recombinant version of the human protein C1 inhibitor, which is produced using proprietary transgenic technology. In December 2010, our licensing partner, Pharming Group NV, or Pharming, submitted a Biologics License Application, or BLA, to the U.S. Food and Drug Administration, or FDA, seeking approval to market Rhucin for the treatment of acute attacks of hereditary angioedema, or HAE, an orphan disease. On February 22, 2011, based on prior discussions with the FDA, Pharming announced initiation of a placebo-controlled, double-blind phase IIIb clinical study with approximately 50 patients to provide additional data in support of the 50 U/kg dose.
     On February 28, 2011, Pharming announced receipt of a refusal to file letter from the FDA for the Rhucin BLA. In the letter the FDA indicated that the BLA was not sufficiently complete to enable a critical medical review and indicated that the FDA will provide additional feedback on the design of the ongoing phase IIIb clinical study. In addition, the FDA requested that the results of the phase IIIb clinical study be included in any future BLA submission for Rhucin. Both we and Pharming intend to meet with the FDA at the earliest opportunity to discuss the issues raised in the FDA letter and to reach a more comprehensive understanding of what would be required for the BLA to be accepted for review.

     A phase II proof of concept study is planned to evaluate recombinant human C1 inhibitor for the treatment of early antibody mediated rejection, or AMR, in renal transplant patients. We have rights to Rhucin in the U.S., Canada and Mexico under our license and supply agreements with Pharming.
     Rifamycin SV MMX®
     Rifamycin SV MMX is a broad spectrum, semi-synthetic antibiotic in a novel oral tablet formulation, which utilizes proprietary MMX colonic delivery technology and is being developed for the treatment of patients with travelers’ diarrhea and potentially for other diseases that have a bacterial component in the intestine. Rifamycin SV MMX 200 mg oral tablets taken twice daily (2 times 200 mg per dose, 800 mg total daily dose) is currently being investigated in a phase III clinical program in patients with travelers’ diarrhea. We have rights to rifamycin SV MMX in the U.S. under a strategic collaboration with Cosmo.
     SAN-300 (anti-VLA-1 antibody)
     SAN-300 is a novel early stage anti-VLA-1 monoclonal antibody, or mAb, development compound that we initially expect to develop for the treatment of rheumatoid arthritis. We are planning to begin a single-center, randomized, placebo-controlled, single-dose, dose-escalation phase I clinical study with SAN-300 in March/April 2011. We have worldwide rights to SAN-300 under a license agreement with Biogen Idec MA, or Biogen, and in connection with our acquisition of Covella Pharmaceuticals, Inc., or Covella.
     Additional Strategic Alliances
     To leverage our PPI technology and diversify our sources of revenue, we have licensed certain exclusive rights to Schering-Plough HealthCare Products, Inc., a subsidiary of Merck & Co., Inc., or Merck, to develop, manufacture and sell Zegerid OTC® products in the U.S. and Canada. We have also licensed certain exclusive rights to Glaxo Group Limited, an affiliate of GlaxoSmithKline, plc, or GSK, to develop, manufacture and commercialize prescription and over-the-counter, or OTC, products in up to 114 specified countries (including markets within Africa, Asia, the Middle-East, and Central and South America). In addition, we have licensed certain exclusive rights to Norgine B.V., or Norgine, to develop, manufacture and commercialize prescription immediate-release omeprazole products in specified markets in Europe and in Israel.
Strategy
     Our goal is to be recognized as a premier specialty biopharmaceutical company with a diversified portfolio of commercial and development-stage products. Our business strategy for achieving this goal is focused on increasing sales of our marketed products, Glumetza and Cycloset, in the U.S. prescription pharmaceutical market and advancing our development-stage products to commercialization. We are also focused on balancing our product portfolio and investments in research and development and selling, general and administrative expenses to achieve meaningful, sustainable growth in revenues and profits. Key elements of our business strategy include the following:
•	Increasing Sales of Glumetza and Cycloset Brand Prescription Products. Our commercial resources are focused on increasing market demand for, and sales of, Glumetza and Cycloset brand prescription products. Our field sales organization currently promotes and sells Glumetza and Cycloset prescription products to endocrinologists and other selected physicians. We believe that both the Glumetza and Cycloset brand products offer differentiated options for the treatment of type 2 diabetes and represent attractive commercial opportunities.
•	Pursuing Regulatory Approval and Preparing for Commercialization of Budesonide MMX and Rhucin. We are also focused on pursuing regulatory approval and preparing for commercialization of our budesonide MMX and Rhucin late-stage development products. Each of budesonide MMX and Rhucin has demonstrated statistically significant top-line results in phase III clinical studies. We plan to submit a new drug application, or NDA, for budesonide MMX to the FDA by the end of 2011 and Rhucin is currently being investigated in a phase IIIb clinical study. We believe these development products have the potential to offer unique features and benefits to address unmet medical needs of patients treated by physician specialists.
•	Advancing Our Other Development-Stage Products to Commercialization and Maximizing the Value of Our Overall Product Portfolio. In addition, we are focused on advancing our other development-stage products, rifamycin SV MMX and SAN-300 to commercialization, and on maximizing the value of our overall product portfolio by pursuing new formulations or indications for our existing products.
     We will also consider further expanding our product portfolio through co-promotion, in-licensing or acquisition of products that would be complementary to our existing products or that otherwise have attractive commercial potential.
Currently Marketed and Approved Products
     Glumetza (metformin hydrochloride extended release tablets)
     Glumetza (metformin hydrochloride extended release tablets) is a once-daily, extended-release formulation of metformin in 500 mg and 1000 mg dosage strengths that incorporates patented drug delivery technology and is indicated as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes. Metformin is one of the most commonly prescribed oral medications for the treatment of type 2 diabetes, and it is used to improve glycemic control in patients with diabetes. The extended-release delivery system is designed to offer patients with type 2 diabetes an ability to reach their optimal dose of metformin with fewer gastrointestinal, or GI, side effects. We began promoting the Glumetza products in October 2008 under an exclusive promotion agreement entered into with Depomed, as further described below.
     Currently, there are five issued U.S. patents that provide coverage for one or both of the Glumetza products, with expiration dates ranging from 2016 to 2025. Additional information about the intellectual property for the Glumetza products, including ongoing generic patent litigation, is set forth below under the heading “Business — Intellectual Property — Glumetza and Pending Patent Litigation.”
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
     In October 2010, we entered into a letter agreement with Depomed for matters related to the Glumetza 500 mg recall and resupply activities. Glumetza 500 mg was the subject of a voluntary recall and supply interruption which resulted in the unavailability of this dosage strength from June 2010 through early January 2011. Pursuant to the letter agreement, we and Depomed, among other matters, agreed: (i) to work together on establishing a mutually agreeable resupply plan for Glumetza 500 mg and to share responsibility for any potential 2,4,6-tribromoanisole, or TBA, related recall and third party costs arising out of the resupply efforts in the future; (ii) upon a mutual release of potential claims resulting from the recall and associated interruption to supply; (iii) on the construction of provisions of the contract related to Glumetza 500 mg inventory written off in connection with the recall, such that certain inventory write-offs are excluded from the gross margin calculation; (iv) on reimbursement of our out-of-pocket recall costs incurred to date (including marketing programs directly related to the resupply of Glumetza 500 mg); (v) on a reduction in our minimum sales force expense obligation for 2011 and 2012, and that a minimum number of first position detail calls will be directed to certain targeted physicians in each of those years; (vi) that, for purposes of determining whether 2010 Glumetza net product sales trigger the $3.0 million milestone that is payable when annual net product sales exceed $50.0 million, 2010 will be considered the 13-month period ending January 31, 2011, and that a reduction in our marketing expense obligation for 2011 and 2012 applicable if 2010 annual net product sales are less than $50 million will apply even in the event 2010 annual net product sales (for the 12-month period ending December 31, 2010) exceed $50 million; and (vii) to an extension of the period during which Depomed may elect to co-promote Glumetza to obstetricians and gynecologists through July 21, 2013.
     We paid Depomed a $12.0 million upfront fee and are obligated to pay a $3.0 million sales milestone based on having achieved Glumetza net product sales in excess of $50.0 million during the 13-month period ending January 31, 2011. We may also be required to pay Depomed additional one-time sales milestones totaling up to $13.0 million in the aggregate based on the achievement of specified levels of annual Glumetza net product sales as follows: $3.0 million if net sales exceed $80.0 million, $5.0 million if net sales exceed $110.0 million, and $5.0 million if net sales exceed $140.0 million. In addition, Depomed records revenue from the sales of Glumetza products, and pays us a fee of 80% (through September 30, 2010) and 75% (for all periods thereafter) of the gross margin earned from all net sales of Glumetza products in the U.S., with gross margin defined as net sales less cost of goods.
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
     Cycloset (bromocriptine mesylate) tablets
     Cycloset (bromocriptine mesylate) 0.8 mg tablets is a novel formulation of bromocriptine, and is indicated as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes mellitus both as mono-therapy and in combination with other oral antidiabetic agents. Bromocriptine is a dopamine receptor agonist, and Cycloset is the first FDA-approved drug for patients with type 2 diabetes to target the activity of dopamine, a chemical messenger between neurons within the central nervous system. Although unknown, Cycloset’s proposed mechanism of action is based on the observation that low morning levels of dopamine in the hypothalamus may lead to glucose and lipid dysregulation. In addition, in a clinical study, Cycloset was shown to improve glycemic control without increasing cardiovascular event risk. We began promoting Cycloset in November 2010 under a distribution and license agreement with S2 and VeroScience.
     Currently, there are five issued U.S. patents that we believe provide coverage for Cycloset, with expiration dates in 2012, 2014 and 2015. Additional information about the intellectual property for Cycloset is set forth below under the heading “Business — Intellectual Property — Cycloset.”
     Distribution and License Agreement with S2 and VeroScience
     In September 2010, we entered into a distribution and license agreement with S2 and VeroScience granting us exclusive rights to manufacture and commercialize the Cycloset prescription product in the U.S., subject to the right of S2 to co-promote Cycloset as described below. Under the terms of the distribution and license agreement, we agreed to pay to S2 and VeroScience an upfront fee totaling $5 million. We record sales of Cycloset and pay a product royalty to S2 and VeroScience of 35% of the gross margin associated with net sales of Cycloset up to $100 million of cumulative total gross margin, increasing to 40% thereafter. Gross margin is defined as net sales less cost of goods sold. In the event net sales of Cycloset exceed $100 million in a calendar year, we will pay an additional 3% of the gross margin to S2 and VeroScience on incremental net sales over $100 million.
     We are responsible for overseeing the manufacturing and distribution of Cycloset, and accordingly, S2’s agreements relating to the manufacture of Cycloset have been assigned to us. We are also responsible for all costs associated with our sales force and for all other sales and marketing-related expenses associated with our promotion of Cycloset. S2 retains the right to co-promote Cycloset at its sole cost and expense under the same trademark in portions of the U.S. where we are not actively promoting Cycloset. VeroScience, the holder of the U.S. regulatory approval for Cycloset, is responsible for overseeing regulatory matters. A joint steering committee consisting of representatives from the three companies has been formed to share information concerning the Cycloset development, manufacturing and promotion efforts in the U.S.
     We have agreed not to manufacture or commercialize, directly or indirectly, any product containing bromocriptine or bromocriptine mesylate as an active ingredient in the U.S. during the term of the distribution and license agreement and ending on the earlier of 12 months following the end of the term or the first commercial sale of a generic product, as defined in the agreement. S2 and VeroScience have both agreed not to commercialize, directly or indirectly, any product containing bromocriptine or bromocriptine mesylate as an active ingredient in the U.S. for the treatment of type 2 diabetes during the term of the agreement and ending on the earlier of the end of the term or the first commercial sale of a generic product, other than in certain specified circumstances.
     The distribution and license agreement will continue in effect until we cease to market or sell Cycloset in the U.S., unless terminated sooner. Subject to 60 days prior written notice, we may terminate the agreement on the first anniversary of the first commercial sale of Cycloset. Thereafter, we may terminate the agreement at any time subject to 120 days prior written notice. We may also terminate the agreement immediately in specified circumstances relating to a significant recall or market withdrawal of Cycloset, in the event of certain regulatory or governmental actions that would prevent us from performing our obligations under the agreement or in the event of FDA approval of a third party Abbreviated New Drug Application for an “AB” rated equivalent of Cycloset. Either us on the one hand or S2 and VeroScience on the other hand may terminate the agreement in the following circumstances: (a) if the other party fails to perform any material term of the agreement and fails to cure such breach, subject to prior written notice within a specified time period; (b) if a force majeure event prevents the carrying out of material obligations of the other party under the agreement for a period of at least six months; or (c) upon the insolvency or occurrence of other specified bankruptcy events.
     Type 2 Diabetes
     Type 2 diabetes is the most common form of diabetes, accounting for 90% to 95% of all diagnosed diabetes cases, according to the National Institute of Diabetes and Digestive and Kidney Diseases of the National Institutes of Health. Diabetes is a disease in which levels of glucose, a type of sugar found in the blood, are above normal. Over time, high blood glucose levels damage nerves and blood vessels, which can lead to complications such as heart disease, stroke, blindness, kidney disease and nerve problems. According to the Centers for Disease Control and Prevention, approximately 26 million people in the U.S. have diabetes.

     Zegerid Capsules and Zegerid Powder for Oral Suspension
     We also sell but do not promote Zegerid® (omeprazole/sodium bicarbonate) 20mg and 40mg Capsules and Powder for Oral Suspension, which are immediate-release formulations of the PPI omeprazole. Following an April 2010 lower court decision that the patents covering our Zegerid products were invalid due to obviousness and in connection with the launch of a generic version of the products, we determined in late June 2010 to cease promotion of the Zegerid products. At this same time, we also launched an authorized generic version of our Zegerid Capsules product under a distribution and supply agreement with Prasco. We acquired rights to our immediate-release PPI technology under a license agreement with the University of Missouri, which is further described below under the heading “Business — Intellectual Property — Zegerid, Related PPI Technology and Pending Patent Litigation — Exclusive License Agreement with the University of Missouri.”
     Distribution and Supply Agreement with Prasco
     In April 2010, as part of our contingency plan to prepare for a possible launch of a generic version of our Zegerid prescription products, we entered into a distribution and supply agreement with Prasco that granted Prasco the right to distribute and sell an authorized generic version of our Zegerid prescription products in the U.S. As described above, Prasco initiated sales of an authorized generic version of Zegerid Capsules in late June 2010. Under the terms of the distribution and supply agreement, Prasco is obligated to use commercially reasonable efforts to distribute and sell such products in the U.S. Prasco agreed to purchase all of its authorized generic product requirements from us and pays us a specified invoice supply price for such products. Prasco is also obligated to pay us a percentage of the gross margin on sales of the authorized generic products.
     The term of the distribution and supply agreement will continue until June 2015, five years after the date of launch of the first authorized generic product, with automatic one year renewals thereafter unless either party elects not to renew by giving notice at least six months prior to the expiration of the applicable renewal period. The distribution and supply agreement may also be terminated under certain other specified circumstances. We may terminate the distribution and supply agreement with respect to any of the covered products not yet launched at any time prior to the first commercial sale of such product or upon 30 days’ prior written notice in the event that a competitive product that was previously launched is no longer available. We may also terminate the agreement for any reason upon nine months’ prior written notice.
     Prasco may terminate the distribution and supply agreement with respect to a particular product if we fail to deliver a commencement notice with respect to such product within 60 days after the launch of a competitive product, or if we fail to deliver launch quantities of the applicable product to Prasco and such failure prevents Prasco from making the first commercial sale of such product within such 60-day period. Prasco may also terminate the agreement if Prasco’s net selling price of a licensed product decreases to less than a specified percentage above the invoice supply price for such product and we do not correspondingly reduce the invoice supply price.
     In addition, either party may terminate the distribution and supply agreement in the event of the other party’s uncured material breach or bankruptcy or insolvency, or if the licensed products are withdrawn from the U.S. market. In the event of termination, the rights granted by us to Prasco associated with the authorized generic products will cease.
Development-Stage Products
     Budesonide MMX
     Budesonide MMX is a corticosteroid in a novel oral tablet formulation, dosed one tablet once a day, which utilizes proprietary MMX colonic delivery technology and is being developed for the treatment of ulcerative colitis. The MMX technology is designed to result in the controlled release and even distribution of budesonide throughout the length of the colon, potentially offering an opportunity for good clinical efficacy and limited side effects.
     Budesonide MMX 9 mg was evaluated for the induction of remission of mild or moderate active ulcerative colitis in two phase III clinical studies, both of which are intended to support a U.S. regulatory submission. The primary endpoint was the achievement of clinical remission, defined as an ulcerative colitis disease activity index, or UCDAI, score ≤ 1 after eight weeks of treatment with a score of 0 for rectal bleeding and stool frequency, and ≥ 1 point reduction from baseline in the endoscopy score without any sign of mucosal friability (an indicator of mucosal inflammation).
     Each clinical study was a multicenter, randomized, double-blind, double-dummy, placebo-controlled four-arm study.
•	Study CB-01-02/01 was conducted in the U.S. and India and compared budesonide MMX 9 mg or 6 mg dosed once daily to placebo. A reference arm using two Asacol® (mesalamine) 400 mg delayed-release tablets dosed three times a day for a total of 2400 mg daily was also included.

•	Study CB-01-02/02 was conducted in Europe and compared budesonide MMX 9 mg or 6 mg dosed once daily to placebo. A reference arm using three Entocort® EC (budesonide) 3 mg capsules for a total of 9 mg dosed once daily was also included.
The phase III clinical studies were powered to show a statistical difference between the two budesonide MMX treatment arms and placebo. The reference arms using Asacol in the U.S. study and Entocort EC in the European study were not powered to show statistical differences versus budesonide MMX. Under the statistical analysis plan submitted to the FDA for the phase III study, to achieve statistical significance the budesonide MMX 9 mg and 6 mg treatment arms required a separate analysis at a p-value of 0.025 compared with the placebo group. The intent-to-treat population in the pre-defined statistical analysis plan was all randomized patients who received at least one dose of a study drug, excluding patients with normal histology at baseline as determined by biopsy, good clinical practices, or GCP, violations or major entry criteria violations.
     In the U.S. study, budesonide MMX 9 mg taken once daily met the primary endpoint of superiority to placebo (p=0.0143) in achieving clinical remission as measured by the UCDAI score after eight weeks of treatment. In the European study, budesonide MMX 9 mg taken once daily met the primary endpoint of superiority to placebo (p=0.0047) in achieving clinical remission as measured by the UCDAI score after eight weeks of treatment. In each of the U.S. and EU studies, budesonide MMX 6 mg did not meet the primary endpoint with statistical significance. The top-line study results from both studies indicated that budesonide MMX 9 mg and 6 mg were generally well tolerated and the frequency of treatment related adverse events was similar across all treatment groups.
     A total of 123 patients from the phase III clinical studies in the U.S. and Europe were enrolled in a 12-month, double-blind, placebo-controlled extended use study, to evaluate the long term safety and tolerability of budesonide MMX 6 mg and to collect data on the efficacy of budesonide MMX in the maintenance of remission of ulcerative colitis compared to placebo. This extended use study is scheduled to be completed (last patient, last visit) in May 2011, with top-line data available in the second half of 2011. The FDA requested that the results of the 12-month extended use study be included in the phase III clinical program to support a U.S. regulatory submission.
     We plan to submit an NDA for budesonide MMX to the FDA by the end of 2011 following the completion of the ongoing extended use study. In addition, we anticipate that we will be filing our NDA for budesonide MMX as a section 505(b)(2) NDA, referencing pre-clinical data generated for Entocort EC. As a result, we will be required to certify with regard to any unexpired patents listed in the Orange Book for Entocort EC that budesonide MMX does not infringe such patents or that the patents are invalid. Based on current Orange Book listings, we anticipate there will be one unexpired patent listed for Entocort EC at the time we submit our NDA for budesonide MMX. Although we believe that we have meritorious non-infringement and/or invalidity positions with regard to such patent, it is possible that following our certification, the NDA and patent holder for Entocort EC could elect to file suit against us, which in turn could result in a delay of approval for up to 30 months or longer. Additional information regarding the regulations relating to section 505(b)(2) NDAs and the certification process is set forth below under the heading “Business — Government Regulation — Section 505(b)(2) New Drug Applications.”
     Currently, there are two issued U.S. patents that provide coverage for the budesonide MMX development-stage, which patents expire in June 2020. Additional information about the intellectual property for budesonide MMX is set forth below under the heading “Business — Intellectual Property — Budesonide MMX and Rifamycin SV MMX.”

     Inflammatory Bowel Disease and Ulcerative Colitis
     According to the prevalence statistics provided by the Crohn’s & Colitis Foundation of America, inflammatory bowel disease, or IBD, affects an estimated 1.4 million Americans. Ulcerative colitis and Crohn’s disease are the two main forms of IBD. Ulcerative colitis is a chronic form of inflammatory bowel disease characterized by inflammation of the lining of the colon. Symptoms of active ulcerative colitis include rectal bleeding, abdominal pain, increased stool frequency, loss of appetite, fever and weight loss. Crohn’s disease is also a chronic form of inflammatory bowel disease; however, it is not limited to the colon and may affect any area of the GI tract. The causes of ulcerative colitis and Crohn’s disease are unknown and no known cures exist.
     Treatments for ulcerative colitis are aimed at inducing and maintaining remission of inflammation and its symptoms. Currently, the first line pharmaceutical therapy for ulcerative colitis is treatment with a systemic or topical 5-ASA drug. However, many patients taking 5-ASAs may continue to experience intermittent flares of inflammation causing them to seek further treatment. It has been reported in the clinical literature that more than 80% of ulcerative colitis patients experience at least one flare per year. Systemic corticosteroids, such as prednisone, are often used as a second line treatment when 5-ASA drugs do not adequately control inflammation. The use of systemically acting steroids to treat ulcerative colitis, however, has been limited to date to short term treatment due to side effects associated with systemic steroid use. However, steroids with significantly reduced systemic absorption have been successfully used in treating patients with IBD. For example, Entocort EC, a delayed-release formulation of budesonide, which targets release in the small intestine and ascending colon, has been approved for induction and maintenance of clinical remission in mild to moderate Crohn’s disease.
     Strategic Collaboration with Cosmo
     In December 2008, we entered into a strategic collaboration with Cosmo, including a license agreement, stock issuance agreement and registration rights agreement, under which we were granted exclusive rights to develop and commercialize the budesonide MMX and rifamycin SV MMX development-stage products in the U.S.
     License Agreement
     Under the license agreement, Cosmo granted us the exclusive right to develop, market and commercialize the budesonide MMX and rifamycin SV MMX development-stage products in the U.S. As upfront consideration, we issued 6,000,000 shares of our common stock and made a cash payment of $2.5 million to Cosmo. In addition, following the completion of the phase III studies for budesonide MMX, Cosmo elected to receive payment of a clinical milestone through the issuance of 972,132 shares of our common stock at a value of approximately $2.7 million. We may also be required to pay Cosmo up to a total of an additional $6.0 million in clinical and regulatory milestones for the initial indications for the licensed products, up to $6.0 million in clinical and regulatory milestones for a second indication for rifamycin SV MMX and up to $57.5 million in commercial milestones. The milestones may be paid in cash or through issuance of additional shares of our common stock, at Cosmo’s option, subject to certain limitations.
     We will be required to pay tiered royalties to Cosmo ranging from 12% to 14% on net sales of each licensed product we sell. Such royalties are subject to reduction in certain circumstances, including in the event of market launch in the U.S. of a generic version of a licensed product. Our obligation to pay the specified royalties under the license agreement will continue for the life of the relevant patents (including certain patent applications) covering each licensed product. Following that period, the parties have agreed to negotiate in good faith a reduced royalty arrangement for the continued use of Cosmo’s know-how and trademarks related to the licensed products.
     We are responsible for one-half of the total out-of-pocket costs associated with the budesonide MMX phase III clinical program and for all of the out-of-pocket costs for the first ongoing rifamycin SV MMX phase III U.S. registration study. In the event that additional clinical work is required to obtain U.S. regulatory approval for either of the licensed products, the parties will agree on cost sharing. Cosmo is responsible for any additional pre-clinical costs for rifamycin SV MMX and for any product development and scale-up costs for either of the licensed products.

     We have agreed to use commercially reasonable efforts to market, promote and sell each of the licensed products, including launching such product within 12 months following receipt of U.S. regulatory approval, utilizing a specified minimum number of field sales representatives during the first year following launch and spending specified minimum amounts on our sales and marketing efforts during the first three years following launch.
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
     Stock Issuance Agreement/Registration Rights Agreement
     As described above, we issued to Cosmo 6,000,000 shares of our common stock as upfront consideration under the license agreement. In addition, in November 2010 we issued Cosmo an additional 972,132 shares of our common stock as payment for a clinical milestone. We will make additional payments to Cosmo upon the achievement of certain development and commercial milestones, which milestones may be paid in cash or through issuance of additional shares of common stock, at Cosmo’s option. Our obligation to issue additional shares of common stock to Cosmo upon the achievement of one or more milestones is subject to certain limitations, including that the total number of shares of common stock issued to Cosmo, including the initial 6,000,000 shares, shall not exceed 10,300,000 shares. Any such additional shares to be issued will be valued at the average daily closing price of the common stock as reported on the Nasdaq Global Market for the 30 consecutive trading days ending on the day immediately prior to the achievement of the applicable milestone.
     For the six months following the issuance of any shares of common stock upon achievement of milestones, Cosmo has agreed that it will not transfer or dispose of any such issued shares. In addition, Cosmo has agreed that through December 15, 2011 neither it nor its affiliates will acquire beneficial ownership of additional shares of our common stock, other than under the stock issuance agreement, subject to certain exceptions.
     Under the terms of the registration rights agreement, as amended, we filed a resale registration statement on Form S-3 with the Securities and Exchange Commission, or SEC, to register the resale of the initial 6,000,000 shares issued to Cosmo under the stock issuance agreement, which registration statement was declared effective by the SEC in April 2009. In November 2010, we filed a second registration statement on Form S-3 with the SEC to cover the additional 972,132 shares issued to Cosmo in connection with a clinical milestone payment, which registration statement was declared effective by the SEC in December 2010. We are obligated to file additional registration statements for any additional shares issued to Cosmo under the stock issuance agreement and to use best efforts to have any such registration statements declared effective by the SEC.
     Rhucin (recombinant human C1 inhibitor)
     Rhucin is a recombinant version of the human protein C1 inhibitor, which is produced using proprietary transgenic technology. Rhucin was granted orphan drug designation by the FDA for the treatment of acute attacks of HAE. Pharming, our licensing partner, has conducted two randomized, placebo-controlled, double-blind studies and four open-label studies with Rhucin for the treatment of acute HAE attacks. Both placebo-controlled clinical studies showed statistically significant and clinically relevant improvement in time to beginning of relief of symptoms at Rhucin dosage strengths of 50 U/kg and 100 U/kg compared to placebo.
     In December 2010, Pharming submitted a BLA for Rhucin to the FDA, seeking approval to market Rhucin for the treatment of acute attacks of HAE. On February 22, 2011, based on prior discussions with the FDA, Pharming announced initiation of a placebo-controlled, double-blind, phase IIIb clinical study with approximately 50 patients to provide additional data in support of the 50 U/kg dose. Data from the placebo-controlled study will also be used to provide prospective validation of the visual analog scale used in measuring the clinical effects of Rhucin. In addition, as currently designed, the phase IIIb clinical study includes an open-label extension to further evaluate the efficacy, safety and immunogenicity of Rhucin at 50 U/kg for the repeated treatment of acute HAE attacks. As noted below, subsequent to the initiation of the phase IIIb clinical study, the FDA indicated it will provide additional comments on the study’s design.
     On February 28, 2011, Pharming announced receipt of a refusal to file letter from the FDA for the Rhucin BLA. In the letter the FDA indicated that the BLA was not sufficiently complete to enable a critical medical review. In reaching its conclusion, the FDA indicated that the previously conducted studies evaluating Rhucin for the treatment of acute attacks of HAE did not provide data for a sufficient number of subjects to support the proposed dose of 50 U/kg and lacked prospective validation of the visual analog scale used in measuring the clinical effects of Rhucin. The FDA also provided other comments on the prior clinical studies and indicated that they will provide additional feedback on the design of the ongoing Phase IIIb clinical study. In addition, the FDA requested that the results of the Phase IIIb clinical study be included in any future BLA submission for Rhucin. Both we and Pharming intend to meet with the FDA at the earliest opportunity to discuss the issues raised in the FDA letter and to reach a more comprehensive understanding of what would be required for the BLA to be accepted for review.
     A phase II proof of concept study is planned to evaluate recombinant human C1 inhibitor for the treatment of early AMR in renal transplant patients.
     Currently, there are two issued U.S. patents that we believe provide coverage for the Rhucin development-stage product, which expire in 2022 and 2024. In addition, Rhucin, as a biological product, is entitled under current legislation to a period of 12 years of data exclusivity. Additional information about the intellectual property for the Rhucin product is set forth below under the heading “Business — Intellectual Property — Rhucin.”
     Hereditary Angioedema
     HAE is a genetic disorder in which the patient is deficient in or lacks a functional plasma protein C1 inhibitor, resulting in unpredictable and debilitating episodes of intense swelling of the extremities, face, trunk, genitals, abdomen and upper airway. The frequency and severity of HAE attacks vary and are most serious when they involve laryngeal edema, which can close the upper airway and cause death by asphyxiation. According to the U.S. Hereditary Angioedema Association, epidemiological estimates for HAE range from one in 10,000 to one in 50,000 individuals.
     License and Supply Agreements with Pharming
     In September 2010, we entered into a license agreement and a supply agreement with Pharming, under which we were granted certain non-exclusive rights to develop and manufacture, and certain exclusive rights to commercialize Rhucin in the U.S., Canada and Mexico for the treatment of HAE and other future indications, as further described below.
     License Agreement
     Under the license agreement, Pharming granted us the non-exclusive rights to develop and manufacture and the exclusive right to commercialize licensed products in the U.S., Canada and Mexico.
     In partial consideration of the licenses granted under the license agreement, we paid Pharming a $15 million upfront fee and will be required to pay an additional $5 million milestone upon FDA acceptance for review of a BLA for Rhucin. We may also be required to pay Pharming additional success-based clinical and commercial milestones totaling up to an aggregate of $30 million, depending upon the achievement of developmental and commercial objectives. In addition, we will be required to pay certain one-time performance milestones if we achieve certain aggregate net sales levels of Rhucin. The amount of each such milestone payment varies upon the level of net sales in a calendar year. The maximum amount of all such payments to Pharming would be $45 million, assuming net sales exceeded $500 million in a calendar year. As consideration for the licenses and rights granted under the license agreement, and as compensation for the commercial supply of Rhucin by Pharming pursuant to the supply agreement described below, we will pay Pharming a tiered supply price, based on a percentage of net sales of Rhucin, subject to reduction in certain events.
     Under the license agreement, Pharming is responsible for conducting the current phase IIIb clinical study for Rhucin for the treatment of HAE and all costs of such clinical development. Pharming is also responsible for preparing and filing the BLA for the treatment of HAE in the U.S. We will be responsible for seeking regulatory approval for the treatment of HAE for Canada and Mexico.
     We and Pharming share responsibility for conducting clinical development of Rhucin for the treatment or prevention of renal transplantation rejection in humans, and will equally share the costs of such clinical development. We will be responsible for preparing and filing the drug approval application for the treatment or prevention of renal transplantation rejection in humans throughout the U.S., Canada and Mexico and for seeking regulatory approval to market and sell Rhucin for such indication.
     Either party may propose the development of Rhucin for an additional indication in the U.S., Canada and Mexico, to which the other party may opt-in to participate in the development.
     We have agreed to use commercially reasonable efforts to promote, sell and distribute Rhucin in the U.S., Canada and Mexico, including launching Rhucin for the treatment of HAE in the U.S. within 120 days following receipt of U.S. regulatory approval. During the term of the license agreement, Pharming has agreed not to, and to insure that its distributors and dealers do not, sell Rhucin to any customer in the U.S., Canada and Mexico. Both parties have agreed not to manufacture, develop, promote, market or distribute any other forms of C1 inhibitors for use in the U.S., Canada and Mexico during the term.
     The license agreement will continue in effect until we cease to sell Rhucin in the U.S., Canada and Mexico, unless terminated sooner. Either party may terminate the agreement in the following circumstances: (a) if the other party breaches any material term of the agreement and fails to cure such breach within a specified time period following written notice; or (b) upon the insolvency or occurrence of other specified bankruptcy events. We may also terminate the license agreement at any time subject to 12 months prior written notice.
     Following termination by Pharming or by us at will, the rights associated with Rhucin revert to Pharming and the supply agreement will terminate. Following termination by us for uncured material breach, bankruptcy or insolvency, the licenses granted to us will survive, we will have a right to reduce the supply price, and the supply agreement will remain in effect.
     Supply Agreement
     Under the supply agreement, Pharming will manufacture and exclusively supply to us, and we will exclusively order from Pharming, Rhucin at the supply price for commercialization activities. Pharming will manufacture and supply recombinant human C1 inhibitor products to us at cost for development activities.
     Pharming will maintain any drug master files and we will have a right to reference any such drug master files for the purpose of obtaining regulatory approval of Rhucin in the U.S., Canada and Mexico. Pharming will be responsible for obtaining and maintaining all manufacturing approvals and related costs.
     In the event of a supply failure, we have certain step-in rights to cure any payment defaults under Pharming’s third party manufacturing agreements or to assume sole responsibility for manufacturing and supply. In connection with the supply agreement, we entered into a deed of usufruct with Pharming Intellectual Property B.V. and Pharming Technologies B.V., under which we were granted certain supplemental property interests in the form of a right of usufruct to manufacturing related intellectual property and access to manufacturing materials and know-how, in order to assume such manufacturing and supply responsibilities.
     The supply agreement is subject to the term and termination provisions of the license agreement.
     Rifamycin SV MMX
     Rifamycin SV MMX is a broad spectrum, semi-synthetic antibiotic in a novel oral tablet formulation, which utilizes proprietary MMX colonic delivery technology and is being developed for the treatment of patients with travelers’ diarrhea and potentially for other diseases that have a bacterial component in the intestine. Rifamycin SV has demonstrated a broad spectrum of in vitro activity targeted to the main enteropathogens that cause travelers’ diarrhea. In addition, due to the negligible systemic absorption of rifamycin SV, we believe that rifamycin SV MMX will offer an opportunity for limited side effects and will be less prone to the development of antibiotic-resistant strains of bacteria, a major concern with systemically delivered antibiotics.
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
     We are currently investigating rifamycin SV MMX in an international multicenter, randomized, double-blind phase III study, with approximately 270 patients, to assess the efficacy and safety of rifamycin SV MMX 200 mg oral tablets taken twice daily (2 times 200 mg per dose, 800 mg total daily dose) for three days versus placebo in the treatment of patients with travelers’ diarrhea. The primary endpoint of the phase III clinical studies will be the time to last unformed stool and the studies will seek to demonstrate the superiority of rifamycin SV MMX to placebo. Enrollment is underway for the first phase III study and we currently expect that clinical study to be completed in the first half of 2012.
     In addition, Cosmo’s European partner, Dr. Falk Pharma GmbH, or Dr. Falk, has initiated a phase III clinical study in patients with travelers’ diarrhea for registration of rifamycin SV MMX in the European Union, or EU. The Dr. Falk phase III study is assessing the efficacy (non-inferiority) and safety of rifamycin SV MMX 200 mg oral tablets taken twice daily (2 times 200 mg per dose, 800 mg total daily dose) for three days versus ciprofloxacin 500 mg tablets twice daily (1,000 mg total daily dose) in the treatment of patients with travelers’ diarrhea. The primary endpoint of this study will be the time to last unformed stool and the study will seek to demonstrate the non-inferiority of rifamycin SV MMX to ciprofloxacin. Assuming successful completion of the phase III clinical program, Santarus and Dr. Falk plan to share their clinical data for inclusion in each company’s respective regulatory submissions.
     Currently, there is one issued U.S. patent that provides coverage for the rifamycin SV MMX development-stage product, which patent expires in June 2020. Additional information about the intellectual property for the rifamycin SV MMX product is set forth below under the heading “Business — Intellectual Property — Budesonide MMX and Rifamycin SV MMX.”
     Travelers’ Diarrhea and Other Intestinal Diseases
     Infections of the intestine are generally caused by bacteria, viruses or parasites. According to the Centers for Disease Control and Prevention, or the CDC, each year between 20% and 50% of international travelers, an estimated 10 million people, develop diarrhea, with approximately 80% of the cases caused by bacteria. The onset of travelers’ diarrhea usually occurs within the first week of travel, but may occur at any time while traveling, and even after returning home. Typically, a traveler experiences multiple loose or watery bowel movements each day. Other commonly associated symptoms are nausea, vomiting, abdominal cramping, bloating, fever, urgency and malaise. Antibiotics are primarily used to treat travelers’ diarrhea, including Cipro® (ciprofloxacin), Xifaxan® (rifaxamin) and Zithromax® (azithromycin). In some cases, increasing bacterial resistance to existing antibiotics may limit their usefulness.

     Other diseases that may have a bacterial component in the intestine include infectious diarrhea, Crohn’s disease, ulcerative colitis, irritable bowel syndrome, Clostridium difficile-associated diarrhea, pouchitis, diverticular disease and hepatic encephalopathy.
     In December 2008, we entered into a strategic collaboration with Cosmo, including a license agreement, stock issuance agreement and registration rights agreement, under which we were granted exclusive rights to develop and commercialize the budesonide MMX and rifamycin SV MMX development-stage products in the U.S. Our strategic collaboration with Cosmo is described above under the heading “Business — Development-Stage Products — Strategic Collaboration with Cosmo.”
     SAN-300 (anti-VLA-1 antibody)
     SAN-300 is a humanized anti-VLA-1 monoclonal antibody, or mAb, that we believe may offer a novel approach to the treatment of inflammatory and autoimmune diseases. We acquired rights to this program through the acquisition of closely held Covella and a related amended license agreement with Biogen. SAN-300 was initially developed by Biogen and licensed to Covella in January 2009.
     SAN-300 is an inhibitor of VLA-1, also known as α1β1 integrin, and has shown activity in multiple preclinical models of inflammatory and autoimmune diseases. This integrin, a cell adhesion molecule, plays a key role in the migration, retention and proliferation of activated T cells and monocytes at sites of chronic inflammation. We believe that SAN-300 has potential application as a drug candidate in multiple inflammatory and autoimmune diseases, including rheumatoid arthritis, inflammatory bowel disease, psoriasis and organ transplantation.
     We are planning to begin a single-center, randomized, placebo-controlled, single-dose, dose-escalation phase I clinical study with SAN-300 in March/April 2011. The study is being conducted in Australia and is expected to enroll a total of 60 subjects and patients. Assuming positive results, we expect to assess SAN-300 in a phase II clinical study as a treatment for patients with rheumatoid arthritis.
     Currently, there are four issued U.S. patents that we believe provide coverage for SAN-300, which expire in 2020 and 2022. In addition, SAN-300, as a biological product, is entitled under current legislation to a period of 12 years of data exclusivity. Additional information about the intellectual property for SAN-300 is set forth below under the heading “Business — Intellectual Property — SAN-300.”
     Rheumatoid Arthritis
     Rheumatoid arthritis is a systemic autoimmune disease that occurs when the immune system, which normally defends the body from invading organisms, turns its attack against the synovial membrane lining the joints, resulting in inflammation, pain, swelling, stiffness, and loss of function. According to the National Institute of Arthritis and Musculoskeletal and Skin Diseases, or NIAMS, a component of the National Institutes of Health, scientists estimate that about 1.3 million people, or about 0.6 percent of the U.S. adult population, have rheumatoid arthritis.
     Acquisition of SAN-300 Development Program
     Merger Agreement
     In September 2010, we acquired the worldwide rights to SAN-300 through the acquisition of Covella, pursuant to the terms of a merger agreement. Prior to our acquisition of Covella, Covella was a privately held company owned by a small number of stockholders, including Mark Totoritis, our Senior Vice President, Clinical Research, and Westfield Capital Management Company, LP, or Westfield, one of our greater than 10% stockholders, among others. Each of Dr. Totoritis and Westfield received a portion of the merger consideration and also may be entitled to additional milestone and royalty payments. In addition to its portion of the merger consideration, Westfield also received $600,000 as repayment of debt owed by Covella.
     Under the terms of the merger agreement, we paid a total upfront of $162,000 in cash and 181,342 in unregistered shares of our common stock to the Covella stockholders. We also assumed responsibility for payment of approximately $1.2 million in Covella liabilities and transaction expenses, including the $600,000 Westfield repayment. We may be required to make clinical and regulatory milestone payments to the former Covella stockholders totaling up to an aggregate of $37.7 million (consisting of a combination of cash and our common stock) based on success in developing product candidates (with the first such milestone being payable upon successful completion of the first Phase II(b) clinical study). We may also be required to pay a royalty equal to a low single digit percentage rate of net sales of any commercial products resulting from the anti-VLA-1 mAb technology. Our obligation to pay the royalties continues on a country-by-country basis until the date which is the later of: (i) expiration of the last valid claim of the patents licensed by Covella pursuant to the license agreement in such country; or (ii) 10 years after the first commercial sale of the products in such country.
     Both we and Covella agreed to customary representations, warranties and covenants in the merger agreement. The Covella stockholders agreed to indemnify us for certain matters, including breaches of representations and warranties and covenants included in the merger agreement, up to a maximum specified amount and subject to other limitations. We agreed to indemnify the Covella stockholders for certain matters, including breaches of representations, warranties and covenants included in the merger agreement, up to a maximum specified amount and subject to other limitations.
     Amended License with Biogen Idec MA Inc.
     In connection with the merger agreement, we and Covella entered into an amendment to license agreement in September 2010 with Biogen, amending an existing license agreement entered into in January 2009 between Covella and Biogen. Under the terms of the amended license, Biogen has granted us an exclusive, worldwide license to patents and certain know-how and other intellectual property owned and controlled by Biogen relating to SAN-300 and the anti-VLA-1 mAb development program. We are required to use commercially reasonable efforts to develop and commercialize at least one licensed product.
     In connection with the execution of the amended license, we paid to Biogen $50,000 in cash and 55,970 in unregistered shares of our common stock. In addition, we may be obligated to make various clinical, regulatory and sales milestone payments based upon our success in developing and commercializing product candidates (with the first such milestone being payable upon successful completion of the first Phase II(b) clinical study). The amounts of the clinical and regulatory milestone payments vary depending on the type of product, the number of indications, and other specifically negotiated milestones. If SAN-300 is the first to achieve all applicable milestones for three indications, we will be required to pay Biogen maximum aggregate clinical and regulatory milestone payments of $97.2 million. The amount of the commercial milestone payments we will be required to pay Biogen will depend on the level of net sales of a particular product in a calendar year. The maximum aggregate commercial milestone payments to Biogen total $105.5 million for SAN-300, assuming cumulative net sales of at least $5 billion of such product, and total $60.25 million for products containing certain other compositions as described in the license, assuming cumulative net sales of at least $5 billion of such products. In addition, we will be required to pay tiered royalties ranging from low single digit to low double digit percentage rates, subject to reduction in certain limited circumstances, on net sales of products developed under the amended license. Our obligation to pay the royalties continues on a country-by-country basis until the date which is the later of: (i) expiration of the last valid claim of the patents licensed by us pursuant to the license agreement in such country; or (ii) 10 years after the first commercial sale of a licensed product in such country.
     Under the amended license, Biogen has a right of first offer to supply our requirements of licensed products and a right of negotiation in the event that we decide to sublicense the right to commercialize a licensed product to a third party.
     Unless the amended license is terminated earlier, it will remain in effect on a country-by-country basis until no further royalties would be due in such country. Each party is entitled to terminate the amended license upon the other party’s uncured material breach or bankruptcy or insolvency, subject to certain cure and dispute resolution rights. In addition, we may terminate the amended license in our sole discretion upon 60 days’ prior written notice. Following termination, the rights associated with the licensed products will revert to Biogen, subject to certain limited exceptions.

Additional Strategic Alliances
     To leverage our PPI technology and diversify our sources of revenue, we have entered into strategic alliances with other pharmaceutical companies that have capabilities in markets that we do not address.
     OTC License Agreement with Merck
     In October 2006, we licensed exclusive rights to Merck under our PPI technology to develop, manufacture, market and sell Zegerid brand OTC products in the lower dosage strength of 20 mg of omeprazole in the U.S. and Canada. Under the license agreement, Merck is required to use active, sustained and diligent efforts to conduct and complete in a timely manner all activities required to develop licensed products, receive marketing approval for licensed products and market, sell and generate and meet market demand for licensed products in the licensed territories. Merck’s diligence requirements include minimum marketing spending commitments and the utilization of the Zegerid name in any OTC product marks, as more specifically described in the license agreement. We and Merck have formed a joint steering committee to oversee Merck’s activities under the license agreement and to facilitate communications between the parties.
     Merck commenced commercial sales of Zegerid OTC (omeprazole 20 mg/sodium bicarbonate 1100 mg capsules), its first product under the license agreement, in March 2010, after receiving FDA approval in December 2009.
     Under the license agreement, we received a $15.0 million upfront license fee in November 2006 and have received $27.5 million in milestone payments to date. We may receive up to an additional $37.5 million in aggregate milestone payments upon the achievement of specified sales milestones. We are also entitled to receive low double-digit royalties, subject to adjustment in certain circumstances, on net sales of any OTC products sold by Merck under the license agreement. In turn, we are obligated under our license agreement with the University of Missouri to pay royalties to the University of Missouri based on net sales of any OTC products sold by Merck.
     During the term of the license agreement, Merck and its affiliates have agreed not to develop, market or sell other OTC PPI products in the U.S. or Canada, and also agreed to certain other limitations on Merck’s activities related to PPI products. In addition, we agreed not to, and also agreed not to grant any license to any other third party to, develop, market or sell OTC products in the U.S. or Canada utilizing our PPI technology.
     The license agreement remains in effect as long as Merck is marketing products under the license agreement. Merck may terminate the agreement at any time on 180 days prior written notice to us. In addition, either party may terminate the license agreement in the event of uncured material breach of a material obligation, subject to certain limitations, or in the event of bankruptcy or insolvency.
     In September 2010, Merck filed lawsuits in the U.S. District Court for the District of New Jersey against each of Par Pharmaceutical, Inc., or Par, and Perrigo Research and Development Company, or Perrigo, for infringement of the patents listed in the Orange Book for Zegerid OTC. Additional information about the intellectual property for Zegerid OTC, including ongoing generic patent litigation, is set forth below under the heading “Business — Intellectual Property — Zegerid, Related PPI Technology and Pending Patent Litigation — Zegerid and Zegerid OTC Patent Litigation.”
     License Agreement with GSK
     In November 2007, we entered into a license agreement granting exclusive rights to GSK under our PPI technology to commercialize prescription and OTC immediate-release omeprazole products in a number of international markets.
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
     Currently, GSK has made regulatory filings in Mexico, Brazil and selected countries in Africa, Asia and Latin America. GSK is continuing work to prepare the regulatory filings necessary to obtain marketing approval authorization in additional countries covered by the license agreement.
     Under the license agreement, we received an $11.5 million upfront fee. We will also receive tiered royalties equal to a percentage of net sales, ranging from the mid-teens to mid-twenties, of any licensed products sold by GSK under the license agreement. The royalties are subject to reduction on a country-by-country basis in the event that sales of any generic products achieve a specific level of market share, referred to as “generic competition” in such country. In turn, we will be obligated under our license agreement with the University of Missouri to pay royalties to the University of Missouri based on net sales of any licensed products sold by GSK. GSK’s obligation to pay royalties under the license agreement will continue as long as GSK is selling licensed products, unless the license agreement is terminated earlier or in the event GSK exercises its option to make a buy-out payment in 2027, the 20th anniversary of the license agreement. To support GSK’s initial launch costs, we agreed to waive the initial $2.5 million of aggregate royalties payable to us.
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
     License Agreement with Norgine
     In October 2009, we entered into a license agreement with Norgine, granting Norgine certain exclusive rights to develop, manufacture and commercialize prescription immediate-release omeprazole products in specified markets in Western, Central and Eastern Europe and in Israel.
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
Sales and Marketing
     We have established a commercial organization that is focused on the marketing, promotion and sale of the Glumetza and Cycloset prescription products in the U.S. Our sales organization currently calls on endocrinologists and other selected physicians.
     Our commercial organization is comprised of approximately 150 sales and marketing personnel, including in-house staff, our field sales representatives, sales managers and account managers. Our field sales representatives are positioned in major metropolitan areas across the U.S. and have an average of more than nine years of pharmaceutical sales experience.
     These field sales representatives promote and sell the features and benefits of our Glumetza and Cycloset products to our called-on physicians. The field sales representatives each undergo a rigorous training program focused on our product offerings, disease background, competitive products and our sales techniques, as well as compliance with applicable laws. Our program includes significant field-based learning to provide a comprehensive understanding and perspective as to the applicable markets and disease states and the needs of both physicians and patients.
     In addition, we utilize field-based district sales managers and regional sales directors to oversee the activities of our field sales representatives and national account managers to work with managed care organizations and the government to obtain formulary and reimbursement coverage for our products. We also use a variety of marketing programs to promote our products, including promotional materials, speaker programs, journal advertising, industry publications, electronic media and product sampling.
     Our account managers contact third-party payors, seeking reimbursement coverage for our products. We have entered into contracts with private health insurers, managed care organizations, government entities and other third-party payors that provide coverage for the products we sell.
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
     Glumetza
     For the Glumetza products, we rely on Depomed to oversee product manufacturing and supply. In turn, Depomed relies on a Patheon, Inc., or Patheon, facility located in Puerto Rico to manufacture Glumetza 500 mg and a Valeant Pharmaceuticals International, Inc. facility located in Canada to manufacture Glumetza 1000 mg.
     Cycloset
     In connection with the license of rights to Cycloset, we assumed a manufacturing services agreement with Patheon, and, accordingly, we rely on a Patheon facility located in Ohio as the sole third-party manufacturer for Cycloset. The manufacturing services agreement with Patheon is non-exclusive and although we are not required to purchase any minimum quantity of the product under the agreement, we have agreed to purchase not less than a specified percentage of the total amount of Cycloset offered for sale by us in the U.S. So long as Patheon manufactures the required percentage for us, Patheon has agreed not to manufacture bromocriptine mesylate products, regardless of dosage form, for any other third party without our express written consent. The agreement expires in December 2016, and thereafter automatically continues for two-year renewal terms, unless 18 months prior written notice is provided by either party. We may terminate the agreement at any time if we decide to discontinue the product by providing Patheon advance notice within a specified period of time. We may also terminate the agreement with 30 days written notice in the event any governmental agency takes any action or raises any objection that prevents us from importing, exporting, purchasing or selling the product. Either party may immediately terminate the agreement if the other party fails to perform any material term of the agreement or in the event of the other party’s insolvency, bankruptcy or if the agreement is assigned by the other party for the benefit of creditors. In addition, either party may terminate the agreement if the other party fails to perform any material term of the agreement, subject to prior written notice and opportunity to cure.
     Zegerid
     We currently rely on Norwich Pharmaceuticals, Inc., or Norwich, located in New York, as the sole third-party manufacturer of the brand and related authorized generic Zegerid Capsules product. We have entered into a supply agreement with Norwich that continues in force indefinitely unless terminated with 18 months written notice. We can also terminate the agreement, effective immediately, at any time if we decide to no longer market the product, in the event any governmental agency takes any action that prevents us from importing, exporting, purchasing or selling the product or in the event of certain regulatory proceedings involving the manufacturer. Either party may terminate the agreement if the other party fails to perform any material term of the agreement and fails to cure such breach within a specified time period, subject to prior written notice.
     We currently rely on Patheon as our sole commercial supplier for Zegerid Powder for Oral Suspension. We most recently amended our commercial supply agreement with Patheon in October 2009 to provide that Patheon will serve as a potential future commercial supplier of Zegerid Capsules, which will ultimately require regulatory approval of an NDA supplement. The agreement, as amended, has an initial five-year term, which expires in October 2014. Thereafter, the term of the agreement continues in force indefinitely, except that either party may terminate the agreement at any time by providing the other party with 18 months prior written notice. In addition, we may terminate the agreement at any time if we decide to no longer market a product by providing six months prior written notice. We may also terminate the agreement with 30 days written notice in the event any governmental agency takes any action that prevents us from purchasing or selling a product for a certain period of time. Either party may terminate the agreement if the other party fails to perform any material term of the agreement, subject to prior written notice within a specified time period, or in the event of the other party’s insolvency or bankruptcy.
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
     Budesonide MMX and Rifamycin SV MMX
     For our budesonide MMX and rifamycin SV MMX development-stage products, we rely on Cosmo, located in Italy, to manufacture and supply all of our drug product requirements. We have agreed to purchase such requirements exclusively from Cosmo during the term of our license agreement with Cosmo. We and Cosmo have agreed to enter into a separate supply agreement prior to the submission of the first NDA for each development product.
     Rhucin
     For our Rhucin development-stage product, we rely on Pharming to oversee product manufacturing and supply. In turn, Pharming utilizes certain of its own facilities as well as third-party manufacturing facilities for supply, all of which are located in Europe.
     SAN-300
     For our SAN-300 development-stage product, we plan to utilize clinical trial material previously manufactured by Biogen. In the future, Biogen has a right of first offer to supply our product requirements.
     Distribution
     We sell our Cycloset and Zegerid brand products primarily to pharmaceutical wholesalers, who in turn seek to distribute the products to retail pharmacies, mail order pharmacies, hospitals and other institutional customers. We have retained third-party service providers to perform a variety of functions related to the distribution of our approved products, including logistics management, sample accountability, storage and transportation. We have also entered into channel services agreements with some wholesalers under which we receive certain distribution management services and data reporting from the wholesalers, in exchange for a fee.
     Under our promotion agreement for the Glumetza products, Depomed is responsible for invoicing and distribution of the Glumetza products to pharmaceutical wholesalers and other customers. Under our authorized generic agreement with Prasco, we supply our authorized generic of prescription Zegerid Capsules and Prasco is responsible for invoicing and distribution to pharmaceutical wholesalers and other customers.
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
     We also depend upon the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors. To help protect our proprietary know-how that is not patentable, and for inventions for which patents may be difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we require our employees, consultants, advisors and certain other contractors to enter into confidentiality agreements which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. Additionally, these confidentiality agreements require that our employees, consultants and advisors do not bring to us, or use without proper authorization, any third party’s proprietary technology or information.
     Glumetza and Pending Patent Litigation
     We have exclusive rights to promote the Glumetza products in the U.S. under our promotion agreement with Depomed. Currently, there are four issued U.S. patents that are owned or licensed by Depomed that we believe provide coverage for the Glumetza 500 mg dose product (U.S. Patent Nos. 6,340,475; 6,635,280; 6,488,962; and 6,723,340), with expiration dates in 2016, 2020 and 2021. There are two issued U.S. patents that are owned or licensed by Depomed that we believe provide coverage for the Glumetza 1000 mg dose product (U.S. Patent Nos. 6,488,962 and 7,780,987), with expiration dates in 2020 and 2025.
     Depomed, Inc. — Glumetza Patent Litigation
     In November 2009, Depomed filed a lawsuit in the United States District Court for the Northern District of California against Lupin Limited and its wholly owned subsidiary, Lupin Pharmaceutical, Inc., collectively referred to herein as Lupin, for infringement of the following patents listed in the Orange Book for Glumetza: U.S. Patent Nos. 6,340,475; 6,635,280; and 6,488,962. The lawsuit was filed in response to an abbreviated new drug application, or ANDA, and paragraph IV certification filed with the FDA by Lupin regarding Lupin’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the asserted Orange Book patents. Depomed commenced the lawsuit within the requisite 45 day time period, placing an automatic stay on the FDA from approving Lupin’s proposed products for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted Orange Book patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in May 2012. Lupin has prepared and filed an answer in the case, principally asserting non-infringement and invalidity of the Orange Book patents, and has also filed counterclaims. Discovery is currently underway and a hearing for claim construction, or Markman hearing, was held in January 2011.
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
     Cycloset
     We have exclusive rights to manufacture and commercialize Cycloset in the U.S. under our distribution and license agreement with S2 and VeroScience. Currently, there are five issued U.S. patents that we have licensed from S2 and VeroScience that we believe provide coverage for Cycloset (U.S. Patent Nos. 5,468,755; 5,679,685; 5,716,957; 5,756,513; and 5,866,584), with expiration dates in 2012, 2014 and 2015.
     Budesonide MMX
     We have exclusive rights to develop and commercialize the budesonide MMX development-stage product in the U.S. under our strategic collaboration with Cosmo. Currently, there are two issued U.S. patents that are owned by Cosmo and licensed to us that we believe provide coverage for budesonide MMX (U.S. Patent Nos. 7,431,943 and 7,410,651), each of which expires in 2020.
     Rhucin
     We have exclusive rights to develop and commercialize the Rhucin development-stage product in the U.S., Canada and Mexico under our license and supply agreements with Pharming. Currently, there are two issued U.S.

patents that are owned by Pharming and licensed to us that we believe provide coverage for Rhucin (U.S. Patent Nos. 7,067,713 and 7,544,853), which expire in 2022 and 2024. In addition, Rhucin, as a biological product, is entitled under current legislation to a period of 12 years of data exclusivity.
     Rifamycin SV MMX
     We have exclusive rights to develop and commercialize the rifamycin SV MMX development-stage product in the U.S. under our strategic collaboration with Cosmo. Currently, there is one issued U.S. patent that is owned by Cosmo and licensed to us that we believe provides coverage for rifamycin SV MMX (U.S. Patent No. 7,431,943), which expires in June 2020.
     SAN-300
     We acquired worldwide rights to develop and commercialize the SAN-300 development-stage product in connection with our acquisition of Covella. Currently, there are four issued U.S. patents that are owned by Biogen and licensed to us that we believe provide coverage for SAN-300 (U.S. Patent Nos. 7,358,054; 7,462,353; 6,955,810; and 7,723,073), which expire in 2020 and 2022. In addition, SAN-300, as a biological product, is entitled under current legislation to a period of 12 years of data exclusivity.
     Zegerid, Related PPI Technology and Pending Patent Litigation
     We have entered into an exclusive, worldwide license agreement with the University of Missouri for patents and pending patent applications relating to specific formulations of PPIs with antacids and other buffering agents and methods of using these formulations. Currently, there are six issued U.S. patents that have provided coverage for our Zegerid products (U.S. Patent Nos. 5,840,737; 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772), all of which are subject to the University of Missouri license agreement. Five of these patents were asserted in our patent litigation against Par and were recently found to be invalid by ruling of the U.S. District Court for the District of Delaware, which ruling is being appealed, as further described below. In addition to the issued U.S. patents described above, several international patents have been issued.
     Zegerid and Zegerid OTC® Patent Litigation
     In April 2010, the U.S. District Court for the District of Delaware ruled that five patents covering Zegerid Capsules and Zegerid Powder for Oral Suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772) were invalid due to obviousness. These patents were the subject of lawsuits we filed in 2007 in response to ANDAs filed by Par with the FDA. In May 2010, we filed an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. The Federal Circuit court has indicated oral argument will be scheduled in May 2011. Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the timing or outcome of the appeal.
     In September 2010, Merck filed lawsuits in the U.S. District Court for the District of New Jersey against each of Par and Perrigo for infringement of the patents listed in the Orange Book for Zegerid OTC (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; and 7,399,772). We and the University of Missouri, licensors of the listed patents, are joined in the lawsuits as co-plaintiffs. Par and Perrigo had filed ANDAs with the FDA regarding each company’s intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. The parties in each of these lawsuits have agreed to stay the court proceedings until the earlier of the outcome of the pending appeal related to the Zegerid prescription product litigation or receipt of tentative regulatory approval for the proposed generic Zegerid OTC products. We are not able to predict the timing or outcome of these lawsuits.
     Any adverse outcome in the litigation described above would adversely impact our Zegerid and Zegerid OTC business, including the amount of, or our ability to receive, milestone payments and royalties under our agreement with Merck. For example, the royalties payable to us under our license agreement with Merck are subject to reduction in the event it is ultimately determined by the courts (with the decision being unappealable or unappealed within the time allowed for appeal) that there is no valid claim of the licensed patents covering the manufacture, use or sale of the Zegerid OTC product and third parties have received marketing approval for, and are conducting bona fide ongoing commercial sales of, generic versions of the licensed products. The ruling may also negatively impact the patent protection for the products being commercialized pursuant to our ex-US licenses with GSK and Norgine. Although the U.S. ruling is not binding in countries outside the U.S., similar challenges to those raised in the U.S. litigation may be raised in territories outside the U.S.
     Regardless of how these litigation matters are ultimately resolved, the litigation has been and will continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on our business.
     Exclusive License Agreement with the University of Missouri
     In January 2001, we entered into an exclusive, worldwide license agreement with the University of Missouri for patents and pending patent applications relating to specific formulations of PPIs with antacids and other buffering agents and methods of using these formulations. Pursuant to the terms of the license agreement, we paid the University of Missouri an upfront licensing fee of $1.0 million in 2001, a one-time $1.0 million milestone fee in 2003 following the filing of our first NDA and a one-time $5.0 million milestone fee in July 2004 following the FDA’s approval of Zegerid Powder for Oral Suspension 20 mg. We are required to make additional milestone payments to the University of Missouri upon initial commercial sale in specified territories outside the U.S., which may total up to $3.5 million in the aggregate. We are also required to make milestone payments based on first-time achievement of significant sales thresholds, up to a maximum of $86.3 million, the first of which was a one-time $2.5 million milestone payment upon initial achievement of $100.0 million in annual calendar year net product sales, which was paid to the University of Missouri in the first quarter of 2009. We are also obligated to pay royalties to the University of Missouri on net sales of our products and any products commercialized by GSK, Merck and Norgine under our existing license and distribution agreements. In addition, we are required to bear the costs of prosecuting and maintaining the licensed patents, but the University of Missouri remains responsible for prosecution of any applications. Under the license agreement, we are also required to carry occurrence-based liability insurance with policy limits of at least $5.0 million per occurrence and a $10.0 million annual aggregate.
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
     Trademarks
     We have received U.S. and EU trademark registration for our corporate name, Santarus®. We also have received trademark registration in the U.S., EU, Canada and Japan for our brand name, Zegerid®. We have applied for trademark registration for various other names and logos. Over time, we intend to maintain registrations on trademarks that remain valuable to our business.
     We have licensed to Merck the right to use various Zegerid related trademarks, including Zegerid OTC®, in connection with their licensed OTC products.
     We have licensed from Depomed the right to use the Glumetza® registered trademark in the U.S. in connection with our promotion of Glumetza. We have licensed from S2 and VeroScience the right to use the Cycloset® registered trademark in the U.S. in connection with our promotion of Cycloset.
     We have licensed from Cosmo the right to use the MMX® and MMX Multi-Matrix System® registered trademarks in the U.S. in connection with our development and commercialization of the budesonide MMX and rifamycin SV MMX development-stage products. We have licensed from Pharming the right to use the Rhucin® registered trademark in the U.S., Canada and Mexico in connection with our commercialization of the Rhucin development-stage product.

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
Research and Development
     Our research and development expenses were $17.4 million for 2010, $16.2 million for 2009 and $11.8 million for 2008. Research and development expenses have historically consisted primarily of costs associated with clinical studies of our products under development as well as clinical studies designed to further differentiate our products from those of our competitors, development of and preparation for commercial manufacturing of our products, compensation and other expenses related to research and development personnel and facilities expenses.

     Our research and development efforts are currently focused on the advancement of our budesonide MMX, Rhucin, rifamycin SV MMX and SAN-300 development-stage products. Additional information about these development programs is set forth above under the heading “Business — Development-Stage Products.”
     We are unable to estimate with any certainty the research and development costs that we may incur in the future. In the future, we may conduct additional clinical studies to further differentiate our marketed products and products under development, as well as conduct research and development related to any future products that we may in-license or otherwise acquire. Although we are currently focused primarily on the advancement of the budesonide MMX, Rhucin, rifamycin SV MMX and SAN-300 development-stage products, we anticipate that we will make determinations as to which development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific, clinical and commercial merits of each project.
Government Regulation
     Governmental authorities in the U.S. and other countries extensively regulate the research, development, testing, manufacturing, labeling, storage, recordkeeping, advertising, promotion, export, marketing and distribution, among other things, of pharmaceutical products. In the U.S., the FDA under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, and other federal statutes and regulations, subjects pharmaceutical products to rigorous review. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs or BLAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.
     We and our third-party manufacturers, distributors, clinical research organizations, and contract sales organization may also be subject to regulations under other federal, state, and local laws, including the Occupational Safety and Health Act, the Environmental Protection Act, the Clean Air Act and import, export and customs regulations as well as the laws and regulations of other countries.
     Clinical Testing and the FDA Approval Process
     To obtain approval of a new product from the FDA, we must, among other requirements, submit data supporting safety and efficacy as well as detailed information on the manufacture, quality control and composition of the product and proposed labeling. The testing and collection of data and the preparation of necessary applications are expensive and time-consuming. The FDA may not act quickly or favorably in reviewing these applications, and we may encounter significant difficulties and/or costs in our efforts to obtain FDA approvals that could delay or preclude us from marketing our products.
     The process required by the FDA before a new drug or biological product may be marketed in the U.S. generally involves the following: completion of preclinical laboratory and animal testing in compliance with FDA regulations; submission of an investigational new drug application, or IND, which must become effective before human clinical studies may begin in the U.S.; performance of adequate and well-controlled human clinical studies to establish the safety and efficacy of the proposed drug or biological product for its intended use; submission of an NDA or BLA; and approval of an NDA or BLA by the FDA.
     Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol. Long term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.
     Clinical trials involve the administration of the investigational new drug or biological product to healthy volunteers or patients under the supervision of a qualified investigator. The sponsor typically conducts human clinical studies in three sequential phases, but the phases may overlap. In phase I clinical studies, the product is tested in a small number of patients or healthy volunteers, primarily to evaluate safety, metabolism, pharmacokinetics, and pharmacological actions at one or more doses. In phase II, in addition to safety, the sponsor evaluates the efficacy of the product on targeted indications, and identifies possible adverse effects and safety risks, in a patient population somewhat larger than phase I clinical studies. Phase III clinical studies typically involve additional clinical evaluation of safety and clinical efficacy in an expanded population at geographically-dispersed test sites.
     Clinical studies must be conducted in accordance with the FDA’s good clinical practices requirements as well as protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND. The FDA may order the temporary or permanent discontinuation of a clinical study at any time or impose other sanctions if it believes that the clinical study is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical study patients. An institutional review board, or IRB, generally must approve the clinical study design and patient informed consent at each clinical site and may also require the clinical study at that site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.
     The applicant must submit to the FDA the results of the preclinical and clinical studies, together with, among other things, detailed information on the manufacture, quality control and composition of the product and proposed labeling, in the form of an NDA or BLA, including payment of a user fee. The application user fee for fiscal year 2011 is $1,542,000. The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accepting an NDA or BLA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA or BLA. The FDA has agreed to certain performance goals, known as PDUFA goals, in the review of NDAs or BLAs. The goal for initial review of applications for non-priority drug or biological products is ten months while the goal for initial review of most applications for priority review drugs or biologicals, that is, drugs or biologicals that FDA determines represent a significant improvement over existing therapy, is six months.
     The review process and the target action date under PDUFA may be extended by three months if the FDA requests or the NDA or BLA sponsor otherwise provides certain additional information or clarification regarding information already provided in the submission. The FDA may also refer applications for novel products or products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug or biological product is manufactured. FDA will not approve the product unless compliance with current good manufacturing practices or cGMP is satisfactory and the NDA or BLA contains data that provide substantial evidence that the drug or biological product is safe and effective in the indication studied.
     Following completion of the FDA’s review of the NDA or BLA and the clinical and manufacturing procedures and facilities, the FDA will issue an action letter, which will either be an “approval” authorizing commercial marketing of the drug or biological for certain indications or a “complete response letter” containing the conditions that must be met in order to secure approval of the NDA or BLA. These conditions may include deficiencies identified in connection with the FDA’s evaluation of the NDA or BLA submission or the clinical and manufacturing procedures and facilities. Until any such conditions or deficiencies have been resolved, the FDA may refuse to approve the NDA or BLA.
     Section 505(b)(2) New Drug Applications
     As an alternate path to FDA approval for new indications or improved formulations of previously-approved products, a company may file a Section 505(b)(2) NDA, instead of a “stand-alone” or “full” NDA. Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA, was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. For example, the

Hatch-Waxman Act permits the applicant to rely upon the FDA’s findings of safety and effectiveness for an approved product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new formulation for all or some of the label indications for which the referenced product has been approved, or the new indication sought by the Section 505(b)(2) applicant.
     To the extent that the Section 505(b)(2) applicant is relying on the FDA’s findings for an already-approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book publication. Specifically, the applicant must certify that: (1) the required patent information has not been filed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the manufacture, use or sale of the new product. A certification that the new product will not infringe the already approved product’s Orange Book-listed patents or that such patents are invalid is called a paragraph IV certification. If the applicant does not challenge the listed patents, the Section 505(b)(2) application will not be approved until all the listed patents claiming the referenced product have expired. The Section 505(b)(2) application may also not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired.
     If the applicant has provided a paragraph IV certification to the FDA, the applicant must also send notice of the paragraph IV certification to the NDA and patent holders once the NDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a legal challenge to the paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of their receipt of a paragraph IV certification automatically prevents the FDA from approving the Section 505(b)(2) NDA until the earliest of 30 months, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant. For drugs with five-year exclusivity, if an action for patent infringement is initiated after year four of that exclusivity period, then the 30-month stay period is extended by such amount of time so that 7.5 years has elapsed since the approval of the NDA with five-year exclusivity. This period could be extended by six months if the NDA sponsor obtains pediatric exclusivity. Thus, the Section 505(b)(2) applicant may invest a significant amount of time and expense in the development of its products only to be subject to significant delay and patent litigation before its products may be commercialized. Alternatively, if the listed patent holder does not file a patent infringement lawsuit within the required 45-day period, the applicant’s NDA will not be subject to the 30-month stay.
     Marketing Exclusivity Under the Hatch-Waxman Act
     Under the Hatch-Waxman Act, newly-approved drugs and indications benefit from a statutory period of non-patent marketing exclusivity. The Hatch-Waxman Act provides five-year marketing exclusivity to the first applicant to gain approval of an NDA for a new chemical entity, meaning that the FDA has not previously approved any other new drug containing the same active moiety. Hatch-Waxman prohibits the submission of an ANDA or a Section 505(b)(2) NDA for another version of such drug during the five-year exclusive period; however, as explained above, submission of an ANDA or Section 505(b)(2) NDA containing a paragraph IV certification is permitted after four years, which may trigger a 30-month stay of approval of the ANDA or Section 505(b)(2) NDA. Protection under Hatch-Waxman will not prevent the submission or approval of another full NDA; however, the applicant would be required to conduct its own preclinical and adequate and well-controlled clinical trials to demonstrate safety and effectiveness. The Hatch-Waxman Act also provides three years of marketing exclusivity for the approval of new and supplemental NDAs, including Section 505(b)(2) NDAs, for, among other things, new indications, dosages or strengths of an existing drug, if new clinical investigations that were conducted or sponsored by the applicant are essential to the approval of the application. Additionally, six months of marketing exclusivity is available under Section 505A of the FDCA if, in response to a written request from the FDA, a sponsor submits and the agency accepts certain requested information relating to the use of the approved drug in the pediatric population.
     The Orphan Drug Act
     Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting an NDA or BLA for that orphan indication. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan drug designation is the first to subsequently receive FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity for seven years in the U.S. (i.e., the FDA may not approve any other applications to market the same drug for the same disease for seven years, except in very limited circumstances). Orphan drug designation exclusivity lasts for 10 years in the EU.
     Other Regulatory Requirements
     Following FDA approval, marketed prescription products continue to be subject to a number of post-approval regulatory requirements. If we seek to make certain changes to an approved product, such as the addition of a new labeled indication or certain manufacturing changes or product enhancements, we will need FDA review and approval before the change can be implemented. While physicians may use products for indications that have not been approved by the FDA, we may not label or promote the product for an indication that has not been approved. In addition, adverse experiences associated with use of the products must be reported to the FDA, and FDA rules govern how we can label, advertise or otherwise commercialize our products.
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
     Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in these states. Other states prohibit providing various other marketing-related activities. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes.
     In addition, we and the third-party manufacturers on which we rely for the manufacture of our products are subject to requirements that drug and biological products be manufactured, packaged and labeled in conformity with cGMP. To comply with cGMP requirements, manufacturers must continue to spend time, money and effort to meet requirements relating to personnel, facilities, equipment, production and process, labeling and packaging, quality control, recordkeeping and other requirements. The FDA periodically inspects drug and biological manufacturing facilities to evaluate compliance with cGMP requirements.

     Also, as part of the sales and marketing process, pharmaceutical companies frequently provide samples of approved drug and biological products to physicians. This practice is regulated by the FDA and other governmental authorities, including, in particular, requirements concerning recordkeeping and control procedures. Civil or criminal penalties may be assessed for non-compliance.
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
     Patient Protection and Affordable Care Act of 2010
     Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or PPACA, is a sweeping measure intended to expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. The law imposes a new fee on certain manufacturers and importers of branded prescription drugs, which includes drugs and biologicals. The annual fee will be apportioned among the participating companies based on each company’s sales of qualifying products to, and used by, certain U.S. government programs during the preceding year.
     Additionally, several provisions of the new law, which have varying effective dates, may affect us and will likely increase certain of our costs. For example, an increase in the Medicaid rebate rate from 15.1% to 23.1% was effective as of January 1, 2010, and the volume of rebated drugs has been expanded to include beneficiaries in Medicaid managed care organizations, effective as of March 23, 2010.
     The PPACA also created a regulatory pathway for the abbreviated approval for biological products that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-approved biological product. In order to meet the standard of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. Such biosimilars would reference biological products approved in the U.S. The law establishes a period of 12 years of data exclusivity for reference products, which protects the data in the original BLA by prohibiting sponsors of biosimilars from gaining FDA approval based in part on reference to data in the original BLA.
     The PPACA also imposes new reporting and disclosure requirements for pharmaceutical and device manufacturers with regard to payments or other transfers of value made to physicians and teaching hospitals, effective in 2013. In addition, pharmaceutical and device manufacturers will also be required to report and disclose investment interests held by physicians and their immediate family members during the preceding calendar year.
     The reforms imposed by the new law will significantly impact the pharmaceutical industry; however, the full effects of the PPACA cannot be known until these provisions are implemented and the Centers for Medicare & Medicaid Services and other federal and state agencies issue applicable regulations or guidance. It is also possible that the PPACA may be modified or repealed in the future. For example, the President’s Budget for Fiscal Year 2012 proposes to trim the 12-year exclusivity period for biological products to seven years of exclusivity beginning in 2012. In addition, as the result of several lawsuits filed in federal court challenging the PPACA as unconstitutional, the U.S. Supreme Court could strike down the law, including the provisions concerning biosimilars and reference product exclusivity. Finally, several bills have been introduced in the U.S. Congress to repeal the PPACA. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products or development-stage products.

Employees
     As of January 31, 2011, we had 223 employees. A total of 39 employees were engaged in clinical research, regulatory, quality assurance, product development and manufacturing, and medical affairs, 159 were in sales, marketing, commercial operations and business development, and 25 were in administration and finance.
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
     In the near-term, the success of our business will depend on many factors, including:
•	our ability to generate revenues from our two marketed products: Glumetza® (metformin hydrochloride extended release tablets) and Cycloset® (bromocriptine mesylate) tablets, both of which are indicated to treat type 2 diabetes;

•	our ability to successfully advance the development of, obtain regulatory approval for and ultimately commercialize, our development products: budesonide MMX®, Rhucin® (recombinant human C1 inhibitor), rifamycin SV MMX and SAN-300;

•	our ability to maintain patent protection and regulatory exclusivity for our commercial and development-stage products, including difficulty in predicting the timing and outcome of the Glumetza, Zegerid® and Zegerid OTC® patent litigation;

•	our ability to continue to generate revenues from our branded and authorized generic Zegerid (omeprazole/sodium bicarbonate) prescription products and the impact on our business and financial condition of the ongoing generic competition for our Zegerid products;

•	our ability to achieve continued progress under our strategic alliances, including our over-the-counter, or OTC, license agreement with Schering-Plough HealthCare Products, Inc., a subsidiary of Merck & Co., Inc., or Merck, our license agreement with Glaxo Group Limited, an affiliate of GlaxoSmithKline plc, or GSK, and our license agreement with Norgine B.V., or Norgine, and the potential for early termination of, or reduced payments under, these agreements; and

•	the impact on our business of significant change, and the risk that we may not be successful in integrating our new marketed and development-stage products into our existing operations or in achieving the planned results from our 2010 corporate restructuring or our expanded product portfolio and pipeline.
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

Risks Related to Our Business and Industry
We are dependent upon our ability to generate revenues from Glumetza and Cycloset, our only promoted commercial products, and we cannot be certain that we will be successful.
     Our ability to generate product revenue in the near term will depend primarily on the success of Glumetza and Cycloset. The commercial success of Glumetza and Cycloset will depend on several factors, including:
•	our ability to generate and increase market demand for, and sales of, Glumetza and to mitigate the impact of a prior recall and supply interruption of Glumetza 500 mg, which resulted in the unavailability of this dosage strength from June 2010 through early January 2011;

•	our ability to successfully generate demand for, and sales of, Cycloset, which we recently launched in November 2010 and have limited experience promoting;

•	the ability to maintain patent coverage for Glumetza and Cycloset, including whether a favorable outcome is obtained in the pending patent infringement lawsuit relating to Glumetza;

•	our ability to accurately forecast manufacturing requirements and manage inventory levels for Cycloset during the launch period and in light of the product’s limited expiry dating;

•	the performance of third-party manufacturers and our ability to maintain commercial manufacturing arrangements necessary to meet commercial demand for the products;

•	the occurrence of adverse side effects or inadequate therapeutic efficacy of the products, and any resulting product liability claims or additional product recalls;

•	the availability of adequate levels of reimbursement coverage for the products from third-party payors, particularly in light of the availability of other branded and generic competitive products; and

•	our ability to effectively market Glumetza and Cycloset in accordance with the requirements of the U.S. Food and Drug Administration, or FDA.
     In addition, in June 2010 we announced a corporate restructuring, including a substantial workforce reduction in our commercial organization. Our reduced commercial presence may not be adequate to promote both Glumetza and Cycloset.
     We promote the Glumetza products under a promotion agreement that we entered into with Depomed, Inc., or Depomed, and we promote the Cycloset products under a distribution and license agreement that we entered into with S2 Therapeutics, Inc., or S2, and VeroScience, LLC, or VeroScience. Our ability to successfully commercialize the Glumetza and Cycloset products is also subject to risks associated with these agreements, including the potential for termination of the agreements and our reliance on Depomed and VeroScience to maintain regulatory responsibility and patent protection for the products.
     We cannot be certain that our marketing of the Glumetza and Cycloset products will result in increased demand for, and sales of, those products. If we fail to successfully commercialize these products, we may be unable to generate sufficient revenues to grow our business, and our business, financial condition and results of operations would be adversely affected.
Our commercialization efforts and revenues have been negatively impacted by the prior recall and supply interruption of Glumetza 500 mg.
     In June 2010, Depomed temporarily suspended product shipments of Glumetza 500 mg to its customers in connection with Depomed’s voluntary, wholesaler-level recall of 52 lots of Glumetza 500 mg due to the presence of trace amounts of a chemical called 2,4,6-tribromoanisole, or TBA, in bottles containing the 500 mg formulation of Glumetza. The 1000 mg formulation of Glumetza was not subject to the recall. Following implementation of various corrective actions by Depomed’s supplier, Depomed resumed shipments of Glumetza 500 mg in early January 2011. This recall and supply interruption resulted in the unavailability of this dosage strength for over six months and adversely impacted our Glumetza promotion revenues in the second, third and fourth quarters of 2010. Although we have resumed the promotion and supply of Glumetza 500 mg, many of the patients who were previously prescribed Glumetza may be taking other prescription metformin products, and we may never be able to regain the lost share of the business caused by the recall.
     The recall illustrates our dependence upon Depomed for critical aspects of the supply of Glumetza. For example, we had limited control over the recall and resupply activities, including with respect to Depomed’s interaction with the FDA, its contract manufacturer and the Glumetza wholesalers. We and Depomed may also suffer damage to our reputations and face product liability claims. Similar recall and supply interruptions may occur again in the future and may affect our Glumetza products or other products.
Our development-stage products will require significant development activities and ultimately may not be approved by the FDA, and any failure or delays associated with these activities or the FDA’s approval of such products would increase our costs and time to market.
     We will not be permitted to market budesonide MMX, Rhucin, rifamycin SV MMX and SAN-300 or any other development products for which we may acquire rights in the U.S. until we complete all necessary development activities and obtain regulatory approval from the FDA.
     To market a new drug in the U.S., we must submit to the FDA and obtain FDA approval of a new drug application, or NDA, or a biologics license application, or BLA. An NDA or BLA must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls, or CMC, to demonstrate the safety and effectiveness of the applicable product candidate. The FDA’s regulatory review of NDAs and BLAs is becoming increasingly focused on product safety attributes, and even if approved, development-stage products may not be approved for all indications requested and such approval may be subject to limitations on the indicated uses for which the drug may be marketed, restricted distribution methods or other limitations.
     Failure can occur at any stage of clinical testing. The clinical study process may fail to demonstrate that our products are safe for humans or effective for their intended uses. Our clinical tests must comply with FDA and other applicable regulations, including a requirement that they be conducted in accordance with good clinical practices. We may encounter delays based on our inability to timely enroll enough patients to complete our clinical studies. We may suffer significant setbacks in advanced clinical studies, even after showing promising results in earlier studies. Based on results at any stage of clinical studies, we may decide to discontinue development of a product candidate. We or the FDA may suspend clinical studies at any time if the patients participating in the studies are exposed to unacceptable health risks or if the FDA finds deficiencies in our applications to conduct the clinical studies or in the conduct of our studies.
     Regulatory approval of an NDA or a BLA is difficult, time-consuming and expensive to obtain. The number and types of preclinical studies and clinical trials that will be required for NDA or BLA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to target and the regulations applicable to any particular product candidate. Despite the time and expense associated with preclinical and clinical studies, failure can occur at any stage, and we could encounter problems that cause us to repeat or perform additional preclinical studies, CMC studies or clinical studies. The FDA and similar foreign authorities could delay, limit or deny approval of a product candidate for many reasons, including because they:
•	may not deem a product candidate to be adequately safe and effective;

•	may not find the data from preclinical studies, CMC studies and clinical studies to be sufficient to support a claim of safety and efficacy;

•	may interpret data from preclinical studies, CMC studies and clinical studies significantly differently than we do;

•	may not approve the manufacturing processes or facilities utilized for our development products;

•	may conclude that we have not sufficiently demonstrated long-term stability of the formulation for which we are seeking marketing approval;

•	may change approval policies (including with respect to our development products’ class of drugs) or adopt new regulations; or

•	may not accept a submission due to, among other reasons, the content or formatting of the submission.
     Even if we believe that data collected from our preclinical studies, CMC development program and clinical studies of our development products are promising and that our information and procedures regarding CMC are sufficient, our data may not be sufficient to support marketing approval by the FDA or any other U.S. or foreign regulatory authority, or regulatory interpretation of these data and procedures may be unfavorable. In addition, before the FDA approves one of our development products, the FDA may choose to conduct an inspection of one or more clinical or manufacturing sites. These inspections may be conducted by the FDA both at U.S. sites as well as overseas. Any restrictions on the ability of FDA investigators to travel overseas to conduct such inspections, either because of financial or other reasons including political unrest, disease outbreaks or terrorism, could delay the inspection of overseas sites and consequently delay FDA approval of our development products.
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
     In addition to the general development and regulatory risks described above, each of our development products is subject to the following additional risks:
     Budesonide MMX
     Budesonide MMX is being studied for the treatment of ulcerative colitis in a phase III clinical program pursuant to our strategic collaboration with Cosmo Technologies Limited, or Cosmo. We have announced statistically significant top-line results from the U.S. and European phase III clinical studies, both of which are intended to support U.S. regulatory approval. Additionally, 123 patients from the phase III studies were enrolled in a 12-month, double-blind, extended use study, the results of which the FDA requested be included in the phase III clinical program to support a U.S. regulatory submission. This extended use study is scheduled to be completed (last patient, last visit) in May 2011, with top-line data available in the second half of 2011.
     Although the top-line results in the U.S. and European phase III studies showed that budesonide MMX 9 mg taken once daily met the primary endpoint of superiority to placebo in achieving clinical remission as measured by the ulcerative colitis disease activity index score after eight weeks of treatment, we cannot be sure that the FDA will concur with our clinical interpretation of the results, our statistical analysis plan (including our definition of the intent-to-treat population) or the conduct of the studies. It is also possible that the extension study, which is evaluating budesonide MMX 6 mg, will not be completed in a timely or successful manner or will not provide adequate data to support approval of budesonide MMX 9 mg. Assuming successful and timely completion of the extension study, we plan to submit an NDA for budesonide MMX to the FDA by the end of 2011. However, the FDA may refuse to accept the NDA for filing. Alternatively, the FDA may accept the NDA for filing but may ultimately conclude that we have not demonstrated sufficient safety or efficacy to approve an NDA filing for this development product or may require additional clinical studies or other development programs before approving budesonide MMX. The costs of any additional clinical studies and development programs could be significant, and we may not have sufficient resources to complete any additional development requirements in a prompt manner or at all.
     In addition, we anticipate that we will be filing our NDA for budesonide MMX as a section 505(b)(2) NDA, referencing pre-clinical data generated for Entocort EC (budesonide). As a result, we will be required to certify with regard to any unexpired patents listed in the Orange Book for Entocort EC that budesonide MMX does not infringe such patents or that the patents are invalid. Based on current Orange Book listings, we anticipate there will be one unexpired patent listed for Entocort EC at the time we submit our NDA for budesonide MMX. Although we believe that we have meritorious non-infringement and/or invalidity positions with regard to such patent, it is possible that following our certification, the NDA and patent holder for Entocort EC could elect to file suit against us, which in turn could result in a delay of approval for up to 30 months or longer. The outcome of any such litigation could be uncertain and defending such litigation could be expensive, time-consuming and distracting to management. Additional information regarding the regulations relating to section 505(b)(2) NDAs and the certification process is set forth above under the heading “Business — Government Regulation — Section 505(b)(2) New Drug Applications.”
     Rhucin (recombinant human C1 inhibitor)
     We have licensed rights to develop and commercialize Rhucin pursuant to license and supply agreements with Pharming Group NV, or Pharming. In December 2010, Pharming submitted a BLA for Rhucin to the FDA seeking approval to market Rhucin for the treatment of acute angioedema attacks in patients with hereditary angioedema, or HAE. On February 22, 2011, based on prior discussions with the FDA, Pharming announced initiation of a placebo-controlled, double-blind, phase IIIb clinical study with approximately 50 patients to provide additional data in support of the 50 U/kg dose of Rhucin for the treatment of HAE. Data from the placebo-controlled study will also be used to provide prospective validation of the visual analog scale used in measuring the clinical effects of Rhucin. In addition, as currently designed, the phase IIIb clinical study includes an open-label extension to further evaluate the efficacy, safety and lack of immunogenicity of Rhucin at 50 U/kg for the repeated treatment of acute HAE attacks. As noted below, subsequent to the initiation of the phase IIIb clinical study, the FDA indicated it will provide additional comments on the study’s design.
     On February 28, 2011, Pharming announced receipt of a refusal to file letter from the FDA for the Rhucin BLA. In the letter the FDA indicated that the BLA was not sufficiently complete to enable a critical medical review. In reaching its conclusion, the FDA indicated that the previously conducted studies evaluating Rhucin for the treatment of acute attacks of HAE did not provide data for a sufficient number of subjects to support the proposed dose of 50 U/kg and lacked prospective validation of the visual analog scale used in measuring the clinical effects of Rhucin. The FDA also provided other comments on the prior clinical studies and indicated that they will provide additional feedback on the design of the ongoing phase IIIb clinical study. In addition, the FDA requested that the results of the phase IIIb clinical study be included in any future BLA submission for Rhucin. Both we and Pharming intend to meet with the FDA at the earliest opportunity to discuss the issues raised in the FDA letter and to reach a more comprehensive understanding of what would be required for the BLA to be accepted for review.
     We cannot be certain that Pharming will complete the phase IIIb clinical study in a timely or successful manner or that the FDA’s feedback on the design of the phase IIIb will be received in a timely manner and the extent to which such feedback may require us to modify or stop the ongoing phase IIIb study. In addition, we cannot be certain that the FDA will accept a future BLA submission for Rhucin and ultimately approve Rhucin in a timely manner or at all. The FDA may also require additional clinical studies or other development programs beyond the ongoing phase IIIb study prior to approving Rhucin. The costs of any additional clinical studies and development programs could be significant, and we and Pharming may not have sufficient resources to complete any additional development requirements in a prompt manner or at all.
     In addition, Pharming is planning a phase II proof of concept study to evaluate recombinant human C1 inhibitor for the treatment of early antibody mediated rejection, or AMR, in renal transplant patients. Given that this study is a proof of concept study, there is no assurance that recombinant human C1 inhibitor will be effective for this particular indication. We cannot be certain that the clinical testing will be timely or successful, and there are many significant risks for this development program.
     In addition, Rhucin utilizes Pharming’s transgenic technology platform for the production of recombinant human proteins, and to date there has been only one other prescription product approved by the FDA that utilizes transgenic technology. As a result, the Rhucin development product is subject to risks related to the novelty of its technology platform as well as other general development risks, any of which may result in additional costs and delays prior to our ability to obtain regulatory approval for, and commercialize, Rhucin.
     Rifamycin SV MMX
     In June 2010, we initiated a phase III clinical study evaluating rifamycin SV MMX in patients with travelers’ diarrhea pursuant to our strategic collaboration with Cosmo, and we anticipate that we will have top-line results from this study in the first half of 2012. Our ongoing phase III clinical study is being conducted in Mexico and Guatemala, and to date, enrollment has been slower than anticipated due to a variety of circumstances, including a decrease in tourism and student travel in these countries. Cosmo’s European partner Dr. Falk Pharma GmbH, or Dr. Falk has initiated its phase III clinical study in October 2010. Given the delays in enrollment, among other potential risks, we cannot be certain that we and Dr. Falk will be able to complete our respective planned studies in a timely and successful manner.
     SAN-300 (anti-VLA-1antibody)
     We have acquired the exclusive worldwide rights to a humanized anti-VLA-1 monoclonal antibody, or mAb, development program, through the acquisition of Covella Pharmaceuticals, Inc., or Covella, and a related license agreement with Biogen Idec MA Inc., or Biogen. SAN-300, our anti-VLA-1 mAb, is an inhibitor of VLA-1, also known as α1β1 integrin, and has shown activity in multiple preclinical models of inflammatory and autoimmune diseases. We initially expect to develop SAN-300 for the treatment of rheumatoid arthritis, or RA. We expect to begin a single-dose, dose-escalation phase I clinical study in March/April 2011, which study we expect would then be completed in the first half of 2012.
     Although SAN-300 has shown activity in pre-clinical models, it is at a very early stage of development, and has not yet been tested in any human clinical trials. As a result, we cannot be certain that the initial clinical testing and any necessary additional pre-clinical testing will be timely or successful, and there are many significant risks for this early-stage development program.
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
     As an integral component of our clinical development programs, we engage clinical investigators and clinical research organizations, or CROs, to enroll patients and conduct and manage our clinical studies, including CROs located both within and outside the U.S. In addition, it is anticipated that U.S. regulatory approval for each of the budesonide MMX, Rhucin and rifamycin SV MMX development products will be supported in part by clinical studies being conducted by our strategic partners in connection with CROs or other third parties. As a result, many key aspects of this process have been and will be out of our direct control and are impacted by general conditions both within and outside the U.S. If the CROs and other third parties that we rely on for patient enrollment and other portions of our clinical studies fail to perform the clinical studies in a timely and satisfactory manner and in compliance with applicable U.S. and foreign regulations, including the FDA’s regulations relating to good clinical practices, we could face significant delays in completing our clinical studies or we may be unable to rely in the future on the clinical data generated. If these CROs or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our patient enrollment criteria, our clinical protocols, regulatory requirements or for other reasons, our clinical studies may be extended, delayed or terminated, we may be required to repeat one or more of our clinical studies and we may be unable to obtain or maintain regulatory approval for or successfully commercialize our products.

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
     In late June 2010, under our distribution and supply agreement with Prasco LLC, or Prasco, and as a result of Par’s decision to launch its generic version of our Zegerid Capsules prescription product, Prasco commenced shipments of our authorized generic of prescription Zegerid Capsules in the U.S., and we ceased our commercial promotion of Zegerid prescription products. Under our distribution and supply agreement, Prasco pays us a specified invoice supply price and a percentage of the gross margin on sales of the authorized generic products. However, the amounts we receive from Prasco under this agreement are significantly less than the gross margin we previously recognized on sales of Zegerid prescription products. Furthermore, due to the availability of another generic product, Prasco’s authorized generics’ market share is smaller than the previous market share for our Zegerid prescription products.
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
     Sales of our Zegerid brand and authorized generic products may also be negatively impacted by general commercial risks, including risks relating to manufacturing and the occurrence of adverse side effects or inadequate therapeutic efficacy and any resulting product liability claims or product recalls. For example, the FDA has required proton pump inhibitor, or PPI, manufacturers to highlight the association of high-dose or long-term PPI therapy with increased risk for osteoporosis-related fractures of the hip, wrist or spine as part of the prescribing information.
Our ability to generate revenues also depends on the success of our strategic alliances with Merck, GSK and Norgine.
     Our ability to generate revenues in the longer term will also depend on whether our strategic alliances with Merck, GSK and Norgine lead to the successful commercialization of additional omeprazole products, and we cannot be certain that we will receive any additional milestone payments or sales-based royalties from these alliances. Under these agreements, we depend on the efforts of Merck, GSK and Norgine, and we have limited control over their commercialization efforts. We are also subject to the risk of termination of each of these agreements.

     We cannot be certain that these strategic partners will continue to devote significant resources to the sale or development of products under the agreements. Any determination by Merck, GSK or Norgine to cease promotion or development of products under our strategic alliances would limit our potential to receive additional payments under these agreements, and adversely affect our ability to generate sufficient revenues to grow our business.
     See also “Risks Related to Our Intellectual Property” for a description of the Zegerid and Zegerid OTC patent litigation and the potential impact on our strategic alliances.
Our business experienced significant change in 2010, and we may not be successful in integrating our new products into our existing operations or in achieving the planned results from our corporate restructuring and expanded product portfolio and pipeline.
     In late June 2010, as a result of Par’s decision to launch its generic version of our Zegerid Capsules prescription product, we ceased promotion of our Zegerid prescription products and announced a corporate restructuring, including a substantial workforce reduction. Shortly thereafter, in September 2010, we completed several product related transactions, including:
•	a distribution and license arrangement with S2 and VeroScience granting us exclusive rights to manufacture and commercialize Cycloset prescription products in the U.S.;

•	an exclusive license and supply arrangement with Pharming, granting us the right to commercialize Rhucin, a late-stage development product, in North America; and

•	an acquisition of Covella, in which we obtained the exclusive worldwide rights to SAN-300, an early-stage development product.
We will need to overcome significant challenges in order to realize any benefits or synergies from these transactions. These challenges include the timely, efficient and successful execution of a number of tasks, including the following:
•	integrating Cycloset into our existing operations and managing the recent commercial launch of this product;

•	mitigating the impact of a prior recall and supply interruption of Glumetza 500 mg, which resulted in the unavailability of this dosage strength from June 2010 through early January 2011;

•	integrating our new development products and successfully managing the development and regulatory approval processes;

•	coordinating with our strategic partners and licensors concerning the development, manufacturing, regulatory and intellectual property protection strategies for these new products and development products; and

•	managing compliance with the in-license, acquisition, distribution, supply and other agreements associated with each of these transactions.
     In addition, we rely on our strategic partners and licensors for many aspects of our development and commercialization activities, and we are subject to risks related to their financial stability and solvency.
     We may not succeed in addressing these risks or any other problems encountered in connection with these transactions. These changes will require us to expend substantial resources on the promotion of a new product and the management of development programs for additional product candidates. Even if we successfully integrate these new programs into our operations, we will be subject to the continuing risk of early termination of a number of license and similar agreements, as well as the other risks described herein. We may be unable to generate sufficient revenues from our commercial-stage products or our existing collaborations, and may be unsuccessful in raising additional capital to continue to advance our development-stage products. The occurrence of any of these risks could have a material adverse effect on our business, results of operations and prospects.
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
     The pharmaceutical and biotechnology industries are intensely competitive in the markets in which our commercial products compete and development products may compete, and there are many other currently marketed products that are well-established and successful, as well as development programs underway. In addition, many of our competitors are large, well-established companies in the pharmaceutical and biotechnology fields with significantly greater expertise.
     Many of these companies with which we compete also have significantly greater financial and other resources than we do. Larger pharmaceutical and biotechnology companies typically have significantly larger field sales force organizations and invest significant amounts in advertising and marketing their products. As a result, these larger companies are able to reach a greater number of physicians and consumers and reach them more frequently than we can with our smaller sales organization.
     If we are unable to compete successfully, our business, financial condition and results of operations will be materially adversely affected.
Our Glumetza and Cycloset prescription products currently compete with many other drug products.
     The Glumetza prescription products compete with many other products, including:
•	other branded immediate-release and extended-release metformin products (such as Fortamet®, Glucophage® and Glucophage XR®);

•	generic immediate-release and extended-release metformin products; and

•	other prescription diabetes treatments.
     In addition, various companies are developing new products that may compete with the Glumetza products in the future. For example, Depomed has licensed rights to use its extended-release metformin technology in combination with sitagliptin, the active ingredient in Merck’s Januvia® product, and with canagliflozin, a sodium-glucose transporter-2, or SGLT2, compound being developed by Janssen. The Glumetza prescription products are also the subject of a pending ANDA and related patent infringement litigation. If the litigation is resolved unfavorably to our licensor, Depomed, we may face competition from generic versions of 500 mg and 1000 mg dosage strengths of Glumetza prior to patent expiry.
     Like Glumetza, our Cycloset prescription product competes with many other products, including:
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
     For the Glumetza products, we rely on Depomed to oversee product manufacturing and supply. In turn, Depomed relies on a Patheon facility located in Puerto Rico to manufacture Glumetza 500 mg and a Valeant Pharmaceuticals International, Inc. facility located in Canada to manufacture Glumetza 1000 mg.
     For our Zegerid Capsules prescription product, we currently rely on Norwich Pharmaceuticals, Inc., located in New York, as the sole third-party manufacturer of the brand and related authorized generic product. In addition, we rely on a Patheon facility located in Canada for the supply of Zegerid Powder for Oral Suspension.

     For our budesonide MMX and rifamycin SV MMX development-stage products, we rely on Cosmo, located in Italy, to manufacture and supply all of our drug product requirements.
     For our Rhucin development-stage product, we rely on Pharming to oversee product manufacturing and supply. In turn, Pharming utilizes certain of its own facilities as well as third-party manufacturing facilities for supply, all of which are located in Europe.
     For our SAN-300 development-stage product, we plan to utilize clinical trial material previously manufactured by Biogen. In the future, Biogen has a right of first offer to supply our product requirements.
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
     In March 2010, the President signed the Patient Protection and Affordable Care Act, which makes extensive changes to the delivery of healthcare in the U.S. This act includes numerous provisions that affect pharmaceutical companies, some of which are effective immediately and others of which will be taking effect over the next several years. For example, the act seeks to expand healthcare coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The act will also impose substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit, an annual fee imposed on all manufacturers of brand prescription drugs in the U.S., increased disclosure obligations and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics. The act also contains cost-containment measures that could reduce reimbursement levels for healthcare items and services generally, including pharmaceuticals. It also will require reporting and public disclosure of payments and other transfers of value provided by pharmaceutical companies to physicians and teaching hospitals. These measures could result in decreased net revenues from our pharmaceutical products and decreased potential returns from our development efforts.
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
     Our business exposes us to potential liability risks that may arise from the clinical testing, manufacture and sale of our marketed products and development-stage products. These risks exist even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA. Any product liability claim or series of claims brought against us could significantly harm our business by, among other things, reducing demand for our products, injuring our reputation and creating significant adverse media attention and costly litigation. Plaintiffs have received substantial damage awards in some jurisdictions against pharmaceutical companies based upon claims for injuries allegedly caused by the use of their products. Any judgment against us that is in excess of our insurance policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Although we have product and clinical study liability insurance with a coverage limit of $15.0 million, this coverage may prove to be inadequate. Furthermore, we cannot be certain that our current insurance coverage will continue to be available for our commercial or clinical study activities on reasonable terms, if at all. Further, we may not have sufficient capital resources to pay a judgment, in which case our creditors could levy against our assets, including our intellectual property.
     For additional information regarding pending legal matters, please refer to Part I, Item 3, Legal Proceedings.
If we are unable to retain key personnel, our business will suffer.
     We are a small company and, as of January 31, 2011, had 223 employees. As a result of Par’s decision to launch a generic version of our Zegerid Capsules prescription product, in late June 2010, we determined to cease promotion of our Zegerid prescription products, launch an authorized generic version of our Zegerid Capsules prescription product and announced a corporate restructuring, including a significant workforce reduction in our commercial organization and other selected operations.
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
     We have licensed the primary patent rights for each of our products and development-stage products. Although we consult with our strategic partners and licensors concerning our licensed patent rights, those partners remain primarily responsible for prosecution activities. We cannot control the amount or timing of resources that our strategic partners and licensors devote to these activities. As a result of this lack of control and general uncertainties in the patent prosecution process, we cannot be sure that any additional patents will ever be issued or that the issued patents will be properly maintained. In addition, we are subject to the risk that one or more of our licenses could be terminated and any loss of our license rights would negatively impact our ability to develop, manufacture and commercialize our products and development-stage products.
     Glumetza and Pending Patent Litigation
     We have exclusive rights to promote the Glumetza products in the U.S. under our promotion agreement with Depomed. Currently, there are four issued U.S. patents that are owned or licensed by Depomed that we believe provide coverage for the Glumetza 500 mg dose product (U.S. Patent Nos. 6,340,475; 6,635,280; 6,488,962; and 6,723,340), with expiration dates in 2016, 2020 and 2021. There are two issued U.S. patents that are owned or licensed by Depomed that we believe provide coverage for the Glumetza 1000 mg dose product (U.S. Patent Nos. 6,488,962 and 7,780,987), with expiration dates in 2020 and 2025.

     Depomed, Inc. — Glumetza Patent Litigation
     In November 2009, Depomed filed a lawsuit in the United States District Court for the Northern District of California against Lupin Limited and its wholly owned subsidiary, Lupin Pharmaceutical, Inc., collectively referred to herein as Lupin, for infringement of the following patents listed in the Orange Book for Glumetza: U.S. Patent Nos. 6,340,475; 6,635,280; and 6,488,962. The lawsuit was filed in response to an ANDA and paragraph IV certification filed with the FDA by Lupin regarding Lupin’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the asserted Orange Book patents. Depomed commenced the lawsuit within the requisite 45 day time period, placing an automatic stay on the FDA from approving Lupin’s proposed products for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted Orange Book patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in May 2012. Lupin has prepared and filed an answer in the case, principally asserting non-infringement and invalidity of the Orange Book patents, and has also filed counterclaims. Discovery is currently underway and a hearing for claim construction, or Markman hearing, was held in January 2011.
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
     Cycloset
     We have exclusive rights to manufacture and commercialize Cycloset in the U.S. under our distribution and license agreement with S2 and VeroScience. Currently, there are five issued U.S. patents that we have licensed from S2 and VeroScience that we believe provide coverage for Cycloset (U.S. Patent Nos. 5,468,755; 5,679,685; 5,716,957; 5,756,513; and 5,866,584), with expiration dates in 2012, 2014 and 2015.
     Budesonide MMX
     We have exclusive rights to develop and commercialize the budesonide MMX development-stage product in the U.S. under our strategic collaboration with Cosmo. Currently, there are two issued U.S. patents that are owned by Cosmo and licensed to us that we believe provide coverage for budesonide MMX (U.S. Patent Nos. 7,431,943 and 7,410,651), each of which expires in 2020.
     Rhucin
     We have exclusive rights to develop and commercialize the Rhucin development-stage product in the U.S., Canada and Mexico under our license and supply agreements with Pharming. Currently, there are two issued U.S. patents that are owned by Pharming and licensed to us that we believe provide coverage for Rhucin (U.S. Patent Nos. 7,067,713 and 7,544,853), which expire in 2022 and 2024. In addition, Rhucin, as a biological product, is entitled under current legislation to a period of 12 years of data exclusivity.
     Rifamycin SV MMX
     We have exclusive rights to develop and commercialize the rifamycin SV MMX development-stage product in the U.S. under our strategic collaboration with Cosmo. Currently, there is one issued U.S. patent that is owned by Cosmo and licensed to us that we believe provides coverage for rifamycin SV MMX (U.S. Patent No. 7,431,943), which expires in June 2020.
     SAN-300
     We acquired worldwide rights to develop and commercialize the SAN-300 development-stage product in connection with our acquisition of Covella. Currently, there are four issued U.S. patents that are owned by Biogen and licensed to us that we believe provide coverage for SAN-300 (U.S. Patent Nos. 7,358,054; 7,462,353;

6,955,810; and 7,723,073), which expire in 2020 and 2022. In addition, Rhucin, as a biological product, is entitled under current legislation to a period of 12 years of data exclusivity.
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
     Zegerid and Zegerid OTC® Patent Litigation
     In April 2010, the U.S. District Court for the District of Delaware ruled that five patents covering Zegerid Capsules and Zegerid Powder for Oral Suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772) were invalid due to obviousness. These patents were the subject of lawsuits we filed in 2007 in response to ANDAs filed by Par with the FDA. In May 2010, we filed an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. The Federal Circuit court has indicated oral argument will be scheduled in May 2011. Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the timing or outcome of the appeal.
     In September 2010, Merck filed lawsuits in the U.S. District Court for the District of New Jersey against each of Par and Perrigo Research and Development Company, or Perrigo, for infringement of the patents listed in the Orange Book for Zegerid OTC (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; and 7,399,772). We and the University of Missouri, licensors of the listed patents, are joined in the lawsuits as co-plaintiffs. Par and Perrigo had filed ANDAs with the FDA regarding each company’s intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. The parties in each of these lawsuits have agreed to stay the court proceedings until the earlier of the outcome of the pending appeal related to the Zegerid prescription product litigation or receipt of tentative regulatory approval for the proposed generic Zegerid OTC products. We are not able to predict the timing or outcome of these lawsuits.
     Any adverse outcome in the litigation described above would adversely impact our Zegerid and Zegerid OTC business, including the amount of, or our ability to receive, milestone payments and royalties under our agreement with Merck. For example, the royalties payable to us under our license agreement with Merck are subject to reduction in the event it is ultimately determined by the courts (with the decision being unappealable or unappealed within the time allowed for appeal) that there is no valid claim of the licensed patents covering the manufacture, use or sale of the Zegerid OTC product and third parties have received marketing approval for, and are conducting bona fide ongoing commercial sales of, generic versions of the licensed products. The ruling may also negatively impact the patent protection for the products being commercialized pursuant to our ex-US licenses with GSK and Norgine. Although the U.S. ruling is not binding in countries outside the U.S., similar challenges to those raised in the U.S. litigation may be raised in territories outside the U.S.
     Regardless of how these litigation matters are ultimately resolved, the litigation has been and will continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on our business.
     Exclusive License Agreement with the University of Missouri
     In January 2001, we entered into an exclusive, worldwide license agreement with the University of Missouri for patents and pending patent applications relating to specific formulations of PPIs with antacids and other buffering agents and methods of using these formulations. Pursuant to the terms of the license agreement, we paid the University of Missouri an upfront licensing fee of $1.0 million in 2001, a one-time $1.0 million milestone fee in 2003 following the filing of our first NDA and a one-time $5.0 million milestone fee in July 2004 following the FDA’s approval of Zegerid Powder for Oral Suspension 20 mg. We are required to make additional milestone payments to the University of Missouri upon initial commercial sale in specified territories outside the U.S., which may total up to $3.5 million in the aggregate. We are also required to make milestone payments based on first-time achievement of significant sales thresholds, up to a maximum of $86.3 million, the first of which was a one-time $2.5 million milestone payment upon initial achievement of $100.0 million in annual calendar year net product sales, which was paid to the University of Missouri in the first quarter of 2009. We are also obligated to pay royalties to the University of Missouri on net sales of our products and any products commercialized by GSK, Merck and Norgine under our existing license and distribution agreements. In addition, we are required to bear the costs of prosecuting and maintaining the licensed patents, but the University of Missouri remains responsible for prosecution of any applications. Under the license agreement, we are also required to carry occurrence-based liability insurance with policy limits of at least $5.0 million per occurrence and a $10.0 million annual aggregate.
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
     The extent of our future operating losses and our ability to return to profitability are highly uncertain. We have been engaged in developing and commercializing drugs and have generated significant operating losses since our inception in December 1996. Our commercial activities and continued product development and clinical activities will require significant expenditures. For the year ended December 31, 2010, we recognized $125.4 million in total revenues, and, as of December 31, 2010, we had an accumulated deficit of $308.9 million.
     As a result of Par’s decision to launch its generic version of our Zegerid Capsules prescription product, we determined in late June 2010 to cease promotion of our Zegerid prescription products and implement a corporate restructuring. As a result, we recorded significant restructuring charges relating to employment termination benefits and contract termination costs in the third quarter of 2010. In addition, we may not be able to sustain the cost savings and other anticipated benefits from our restructuring, and we cannot guarantee that any of our restructuring efforts will be successful, or that we will not have to undertake additional restructuring activities.
     We may incur additional operating losses and capital expenditures as we support the continued marketing of the Glumetza and Cycloset products and the development of our budesonide MMX, Rhucin, rifamycin SV MMX and SAN-300 development products and any other products or development products that we acquire or in-license.
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
     Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the commercial success of, and demand for, currently marketed products, as well as the success and costs of our development programs are uncertain and therefore our future prospects are uncertain. The level of our revenues and results of operations at any given time will be based primarily on the following factors:
•	commercial success of the Glumetza and Cycloset prescription products;

•	results of clinical studies and other development programs, including the ongoing and planned clinical programs for the budesonide MMX, Rhucin, rifamycin SV MMX and SAN-300 development products;

•	potential to receive revenue from Zegerid brand and authorized generic products;

•	whether we are able to maintain patent protection for our products, including whether favorable outcomes are obtained in our pending appeal relating to our Zegerid prescription products and the pending patent infringement lawsuits relating to our Glumetza prescription product and Zegerid OTC;

•	progress under our strategic alliances with Merck, GSK and Norgine, including the impact on these alliances from generic competition and the potential for early termination of, or reduced payments under, the related agreements;

•	our ability to obtain regulatory approval for Rhucin and our other development products and any future products we develop or in-license;

•	interruption in the manufacturing or distribution of our products;

•	timing of new product offerings, acquisitions, licenses or other significant events by us, our strategic partners or our competitors; and

•	legislative changes, including healthcare reform, affecting the products we may offer or those of our competitors.

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
     We believe that our current cash, cash equivalents and short-term investments and use of our line of credit will be sufficient to fund our current operations through at least the next twelve months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed earlier than we expect. Although we do not believe that we will need to raise additional funds to finance our current operations through at least the next twelve months, we may pursue raising additional funds in connection with licensing or acquisition of new products or the continued development of our product candidates. Sources of additional funds may include funds generated through equity and/or debt financing or through strategic collaborations or licensing agreements.
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
     As of December 31, 2010, we had Federal and state income tax net operating loss carryforwards, or NOLs, of approximately $173.3 million and $155.5 million, respectively. Our ability to use our NOLs to offset taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOLs, and we cannot predict with certainty whether we will be able to generate future taxable income. In addition, even if we generate taxable income, realization of our NOLs to offset taxes that would otherwise be due could be restricted by annual limitations on use of NOLs triggered by an “ownership change” under Section 382 of the Internal Revenue Code and similar state provisions. An “ownership change” may occur when there is a 50% or greater change in total ownership of our company by one or more 5% shareholders within a three-year period. The loss of some or all of our NOLs could materially and adversely affect our business, financial condition and results of operations. In addition, California and certain states have suspended use of NOLs for certain taxable years, and other states may consider similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use NOLs in states in which we are subject to income tax could have an adverse impact on our operating results and financial condition.
Our results of operations and liquidity needs could be materially negatively affected by market fluctuations and economic downturn.
     Our results of operations could be materially negatively affected by economic conditions generally, both in the U.S. and elsewhere around the world. Continuing concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a difficult residential real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward.

     These factors, combined with volatile oil prices, declining business and consumer confidence and continued unemployment concerns, have precipitated an economic recession. Domestic and international equity markets continue to experience heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on us. In the event of a continuing market downturn, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may decline. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. Given the current instability of financial institutions, we cannot be assured that we will not experience losses on these deposits.
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
     The market prices for securities of specialty biopharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. For example, during the year ended December 31, 2010, the trading prices for our common stock ranged from a high of $5.67 to a low of $2.09. In addition, we have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Furthermore, our loan agreement with Comerica prohibits us from paying dividends. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment.
     The trading price of our common stock may continue to fluctuate substantially as a result of one or more of the following factors:
•	announcements concerning our commercial progress and activities, including sales and revenue trends for the Glumetza and Cycloset products we promote and the status of the patent litigation relating to Glumetza;

•	announcements concerning our product development programs, results of our clinical studies or status of our regulatory submissions;

•	the status of the generic versions of our Zegerid prescription products offered by Par and Prasco, and any additional generic products that may be offered in the future, as well as developments in the pending appeal relating to our Zegerid prescription products and the pending litigation concerning Zegerid OTC;

•	developments, including announcements concerning progress, delays or terminations, pursuant to our strategic alliances with Merck, GSK and Norgine;

•	other disputes or developments concerning proprietary rights, including patents and trade secrets, litigation matters, and our ability to patent or otherwise protect our products and technologies;

•	conditions or trends in the pharmaceutical and biotechnology industries, including the impact of healthcare reform and;

•	fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	changes in, or our failure to meet or exceed, investors’ and securities analysts’ expectations;

•	announcements concerning borrowings under our loan agreement, takedowns under our existing universal shelf registration statement or other developments relating to the loan agreement, universal shelf registration statement or our other financing activities;

•	acquisition of products or businesses by us or our competitors;

•	litigation and government inquiries, including the results of a putative class action filed against us relating to alleged violations of certain labor laws seeking an unspecified amount for unpaid wages and overtime wages, liquidated and/or punitive damages, attorneys’ fees and other damages; or

•	economic and political factors, including wars, terrorism and political unrest.
Our stock price could decline and our stockholders may suffer dilution in connection with future issuances of equity or debt securities.
     Although we believe that our current cash, cash equivalents and short-term investments and use of our line of credit will be sufficient to fund our current operations through at least the next twelve months, we may pursue raising additional funds in connection with licensing or acquisition of new products or the continued development of our product candidates. Sources of additional funds may include funds generated through equity and/or debt financing, or through strategic collaborations or licensing agreements. To the extent we conduct substantial future offerings of equity or debt securities, such offerings could cause our stock price to decline. For example, we may issue securities under our existing universal shelf registration statement or we may pursue alternative financing arrangements.
     The exercise of outstanding options and warrants and future equity issuances, including future public offerings or future private placements of equity securities and any additional shares issued in connection with licenses or acquisitions, will also result in dilution to investors. The market price of our common stock could fall as a result of resales of any of these shares of common stock due to an increased number of shares available for sale in the market.
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
     In December 2010, a complaint styled as a putative class action was filed against us in the U.S. District Court for the Southern District of New York by a person employed by us as a sales representative and on behalf of a class of similarly situated current and former employees. The complaint seeks damages for alleged violations of the New York Labor Law 650 §§ et seq. and the federal Fair Labor Standards Act. The alleged violations include failure to pay for overtime work. The complaint seeks an unspecified amount for unpaid wages and overtime wages, liquidated and/or punitive damages, attorneys’ fees and other damages. We deny all claims asserted in the complaint. Over the last few years, similar class action lawsuits have been filed against other pharmaceutical companies alleging that the companies’ sales representatives have been misclassified as exempt employees under the Federal Fair Labor Standards Act and applicable state laws. There have been varying outcomes in these cases to date, and it is too early to predict an outcome in our matter at this time. Although we intend to vigorously defend against the litigation filed against us, litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business regardless of the outcome.
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
     In addition, we have adopted a stockholder rights plan. Although the rights plan will not prevent a takeover, it is intended to encourage anyone seeking to acquire our company to negotiate with our board prior to attempting a takeover by potentially significantly diluting an acquirer’s ownership interest in our outstanding capital stock. The existence of the rights plan may also discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.
Item 1B. Unresolved Staff Comments
     Not applicable.

Item 2. Properties
     Our primary office facility consists of approximately 24,500 square feet in San Diego, California. We sublease our primary office facility pursuant to a sublease agreement that expires in February 2013.
Item 3. Legal Proceedings
     Glumetza® Patent Litigation
     In November 2009, Depomed, Inc., or Depomed, filed a lawsuit in the United States District Court for the Northern District of California against Lupin Limited and its wholly owned subsidiary, Lupin Pharmaceutical, Inc., collectively referred to herein as Lupin, for infringement of the following patents listed in the Orange Book for Glumetza: U.S. Patent Nos. 6,340,475; 6,635,280; and 6,488,962. The lawsuit was filed in response to an abbreviated new drug application, or ANDA, and paragraph IV certification filed with the food and drug administration, or FDA, by Lupin regarding Lupin’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the asserted Orange Book patents. Depomed commenced the lawsuit within the requisite 45 day time period, placing an automatic stay on the FDA from approving Lupin’s proposed products for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted Orange Book patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in May 2012. Lupin has prepared and filed an answer in the case, principally asserting non-infringement and invalidity of the Orange Book patents, and has also filed counterclaims. Discovery is currently underway and a hearing for claim construction, or Markman hearing, was held in January 2011.
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
     Zegerid® and Zegerid OTC® Patent Litigation
     In April 2010, the U.S. District Court for the District of Delaware ruled that five patents covering Zegerid Capsules and Zegerid Powder for Oral Suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772) were invalid due to obviousness. These patents were the subject of lawsuits we filed in 2007 in response to ANDAs filed by Par Pharmaceutical Inc., or Par, with the FDA. In May 2010, we filed an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. The Federal Circuit court has indicated oral argument will be scheduled in May 2011. Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the timing or outcome of the appeal.
     In September 2010, Schering-Plough HealthCare Products, Inc., a subsidiary of Merck & Co., Inc., or Merck, filed lawsuits in the U.S. District Court for the District of New Jersey against each of Par and Perrigo Research and Development Company, or Perrigo, for infringement of the patents listed in the Orange Book for Zegerid OTC (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; and 7,399,772). We and the University of Missouri, licensors of the listed patents, are joined in the lawsuits as co-plaintiffs. Par and Perrigo had filed ANDAs with the FDA regarding each company’s intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. The parties in each of these lawsuits have agreed to stay the court proceedings until the earlier of the outcome of the pending appeal related to the Zegerid prescription product litigation or receipt of tentative regulatory approval for the proposed generic Zegerid OTC products. We are not able to predict the timing or outcome of these lawsuits.
     Any adverse outcome in the litigation described above would adversely impact our Zegerid and Zegerid OTC business, including the amount of, or our ability to receive, milestone payments and royalties under our agreement with Merck. For example, the royalties payable to us under our license agreement with Merck are subject to reduction in the event it is ultimately determined by the courts (with the decision being unappealable or unappealed within the time allowed for appeal) that there is no valid claim of the licensed patents covering the manufacture, use or sale of the Zegerid OTC product and third parties have received marketing approval for, and are conducting bona fide ongoing commercial sales of, generic versions of the licensed products. The ruling may also negatively impact the patent protection for the products being commercialized pursuant to our ex-US licenses with Glaxo Group

Limited, an affiliate of GlaxoSmithKline, plc, and Norgine B.V. Although the U.S. ruling is not binding in countries outside the U.S., similar challenges to those raised in the U.S. litigation may be raised in territories outside the U.S.
     Regardless of how these litigation matters are ultimately resolved, the litigation has been and will continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on our business.
     Wage and Hour Putative Class Action Litigation
     In December 2010, a complaint styled as a putative class action was filed against us in the U.S. District Court for the Southern District of New York by a person employed by us as a sales representative and on behalf of a class of similarly situated current and former employees. The complaint seeks damages for alleged violations of the New York Labor Law 650 §§ et seq. and the federal Fair Labor Standards Act. The alleged violations include failure to pay for overtime work. The complaint seeks an unspecified amount for unpaid wages and overtime wages, liquidated and/or punitive damages, attorneys’ fees and other damages. We deny all claims asserted in the complaint. Over the last few years, similar class action lawsuits have been filed against other pharmaceutical companies alleging that the companies’ sales representatives have been misclassified as exempt employees under the Federal Fair Labor Standards Act and applicable state laws. There have been varying outcomes in these cases to date, and it is too early to predict an outcome in our matter at this time.
     Although we intend to vigorously defend against the litigation filed against us, litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business regardless of the outcome.
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

	High	Low
Year Ended December 31, 2009
First Quarter	$2.03	$1.05
Second Quarter	$3.20	$1.53
Third Quarter	$3.57	$2.56
Fourth Quarter	$5.82	$3.05
Year Ended December 31, 2010
First Quarter	$5.43	$3.47
Second Quarter	$5.67	$2.35
Third Quarter	$3.34	$2.09
Fourth Quarter	$3.69	$2.68
     As of February 15, 2011, there were approximately 86 holders of record of our common stock.
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
Recent Sales of Unregistered Securities
     Not applicable.
Issuer Purchases of Equity Securities
     Not applicable.

Performance Graph
     The following graph illustrates a comparison of the total cumulative stockholder return on our common stock for the period December 31, 2005 through December 31, 2010, to two indices: the Nasdaq Composite Index, U.S. Companies, and the Nasdaq Pharmaceuticals Index. The graph assumes an initial investment of $100 on December 31, 2005. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.
Comparison of Cumulative Total Return on Investment Since December 31, 2005

	12/31/05	12/29/06	12/31/07	12/31/08	12/31/09	12/31/10

Santarus, Inc.	$100.00	$147.73	$51.88	$29.62	$87.16	$61.69
Nasdaq Composite Index, U.S. Companies	$100.00	$109.84	$119.14	$57.41	$82.53	$97.95
Nasdaq Pharmaceuticals Index	$100.00	$97.88	$102.94	$95.78	$107.62	$116.66

Item 6. Selected Financial Data
     The selected statement of operations data for the years ended December 31, 2007 and 2006, and the selected balance sheet data as of December 31, 2008, 2007 and 2006, are derived from our audited financial statements not included in this Form 10-K. The selected statement of operations data for the years ended December 31, 2010, 2009 and 2008 and the selected balance sheet data as of December 31, 2010 and 2009, are derived from the audited consolidated financial statements for such years and as of such dates, which are included elsewhere in this Form 10-K. You should read these selected financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Form 10-K.

	Years Ended December 31,
	2010	2009	2008	2007	2006
		(in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Product sales, net	$90,170	$119,242	$101,220	$79,403	$45,980
Promotion revenue	31,365	23,631	9,837	1,803	—
Royalty revenue	3,571	—	—	—	—
Other license revenue	245	29,620	19,144	13,222	3,263

Total revenues	125,351	172,493	130,201	94,428	49,243
Costs and expenses:
Cost of product sales	7,715	8,294	7,345	7,301	4,927
License fees and royalties	28,576	7,976	22,257	11,117	6,437
Research and development	17,431	16,244	11,760	6,849	7,572
Selling, general and administrative	82,581	105,838	108,012	116,503	89,828
Restructuring charges	7,082	—	—	—	—

Total costs and expenses	143,385	138,352	149,374	141,770	108,764

Income (loss) from operations	(18,034)	34,141	(19,173)	(47,342)	(59,521)
Other income (expense):
Interest income	80	194	1,285	3,088	3,069
Interest expense	(461)	(460)	(95)	(11)	(14)

Total other income (expense)	(381)	(266)	1,190	3,077	3,055

Income (loss) before income taxes	(18,415)	33,875	(17,983)	(44,265)	(56,466)
Income tax expense	59	1,760	534	—	—

Net income (loss)	$(18,474)	$32,115	$(18,517)	$(44,265)	$(56,466)

Net income (loss) per share:
Basic	$(0.31)	$0.55	$(0.36)	$(0.87)	$(1.19)

Diluted	$(0.31)	$0.54	$(0.36)	$(0.87)	$(1.19)

Weighted average shares outstanding used to calculate net income (loss) per share:
Basic	58,734	57,995	51,835	51,061	47,355
Diluted	58,734	59,674	51,835	51,061	47,355

	As of December 31,
	2010	2009	2008	2007	2006
			(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$60,797	$93,944	$52,037	$64,678	$75,534
Working capital	34,142	47,563	3,734	25,582	59,010
Total assets	96,037	131,361	92,484	85,344	93,628
Deferred revenue, less current portion	2,635	2,678	2,436	12,722	15,444
Long-term debt	10,000	10,000	10,000	—	—
Other long-term liabilities	2,497	—	—	—	—
Total stockholders’ equity	37,983	46,916	9,323	15,348	46,305

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share amounts)
Selected Quarterly Financial Data (unaudited):
2010:
Product sales, net	$29,010	$32,866	$10,972	$17,322
Total revenues	39,749	41,674	18,074	25,854
Cost of product sales	1,573	3,793	1,189	1,160
Total costs and expenses	36,089	35,559	43,917	27,820
Net income (loss)	3,311	6,025	(25,746)	(2,064)
Net income (loss) per share:
Basic	0.06	0.10	(0.44)	(0.03)
Diluted	0.05	0.10	(0.44)	(0.03)
2009:
Product sales, net	$27,555	$27,989	$31,488	$32,210
Total revenues	34,810	35,847	39,453	62,383
Cost of product sales	1,880	2,104	2,009	2,301
Total costs and expenses	33,536	34,551	33,798	36,467
Net income	1,153	1,121	5,340	24,501
Net income per share:
Basic	0.02	0.02	0.09	0.42
Diluted	0.02	0.02	0.09	0.40
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis together with “Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in any forward-looking statements as a result of many factors, including those set forth in our filings with the Securities and Exchange Commission.
Overview
     We are a specialty biopharmaceutical company focused on acquiring, developing and commercializing proprietary products that address the needs of patients treated by physician specialists.
     Our commercial organization currently promotes Glumetza® (metformin hydrochloride extended release tablets) 500 mg and 1000 mg in the U.S. We commenced promotion of Glumetza in October 2008 under a promotion agreement with Depomed, Inc., or Depomed. Our commercial organization also began promotion of Cycloset® (bromocriptine mesylate) 0.8 mg tablets in the U.S. in November 2010 under a distribution and license agreement with S2 Therapeutics, Inc., or S2, and VeroScience, LLC, or VeroScience. Both Glumetza and Cycloset are prescription products indicated to improve glycemic control in adult patients with type 2 diabetes.
     We also sell but do not promote Zegerid® (omeprazole/sodium bicarbonate) 20 mg and 40 mg prescription products in the U.S., which are immediate-release formulations of the proton pump inhibitor, or PPI, omeprazole. In addition, we receive a percentage of the gross margin on sales of an authorized generic version of our Zegerid Capsules product under a distribution and supply agreement with Prasco LLC, or Prasco.
     In addition to our commercial products, we are focused on advancing the following development-stage products to commercialization:
•	Budesonide MMX® is a corticosteroid in a novel oral tablet formulation, dosed one tablet once a day, which utilizes proprietary multi-matrix (MMX®) colonic delivery technology and is being developed for the treatment of ulcerative colitis. We have announced statistically significant top-line results from two phase III clinical studies which evaluated budesonide MMX 9 mg for the induction of remission of mild or moderate active ulcerative colitis. We have rights to budesonide MMX in the U.S. under a strategic collaboration with Cosmo Technologies Limited, or Cosmo.

•	Rhucin® (recombinant human C1 inhibitor) is a recombinant version of the human protein C1 inhibitor, which is produced using proprietary transgenic technology. In December 2010, our licensing partner, Pharming Group NV, or Pharming, submitted a biologics license application, or BLA, to the U.S. Food and Drug Administration, or FDA, seeking approval to market Rhucin for the treatment of acute attacks of hereditary angioedema, or HAE, an orphan disease. On February 22, 2011, based on prior discussions with the FDA, Pharming announced initiation of a placebo-controlled, double-blind phase IIIb clinical study with approximately 50 patients to provide additional data in support of the 50 U/kg dose. On February 28, 2011, Pharming announced receipt of a refusal to file letter from the FDA for the Rhucin BLA. In the letter the FDA indicated that the BLA was not sufficiently complete to enable a critical medical review and indicated that the FDA will provide additional feedback on the design of the ongoing phase IIIb clinical study. In addition, the FDA requested that the results of the phase IIIb clinical study be included in any future BLA submission for Rhucin. Both we and Pharming intend to meet with the FDA at the earliest opportunity to discuss the issues raised in the FDA letter and to reach a more comprehensive understanding of what would be required for the BLA to be accepted for review. In addition, a phase II proof of concept study is planned to evaluate recombinant human C1 inhibitor for the treatment of early antibody mediated rejection, or AMR, in renal transplant patients. We have rights to Rhucin in the U.S., Canada and Mexico under our under license and supply agreements with Pharming.
•	Rifamycin SV MMX® is a broad spectrum, semi-synthetic antibiotic in a novel oral tablet formulation, which utilizes proprietary MMX colonic delivery technology and is being developed for the treatment of patients with travelers’ diarrhea and potentially for other diseases that have an infectious component in the intestine. Rifamycin SV MMX 200 mg oral tablets taken twice daily (2 times 200 mg per dose, 800 mg total daily dose) is currently being investigated in a phase III clinical program in patients with travelers’ diarrhea. We have rights to rifamycin SV MMX in the U.S. under a strategic collaboration with Cosmo.
•	SAN-300 (anti-VLA-1 antibody) is a novel early stage anti-VLA-1 monoclonal antibody, or mAb, development compound that we initially expect to develop for the treatment of rheumatoid arthritis. We are planning to begin a single-center, randomized, placebo-controlled, single-dose, dose-escalation phase I clinical study with SAN-300 in March/April 2011. We have worldwide rights to SAN-300 under a license agreement with Biogen Idec MA, or Biogen, and in connection with our acquisition of Covella Pharmaceuticals, Inc., or Covella.
     To leverage our PPI technology and diversify our sources of revenue, we have licensed certain exclusive rights to Schering-Plough HealthCare Products, Inc., a subsidiary of Merck & Co., Inc., or Merck, to develop, manufacture and sell Zegerid OTC® products in the U.S. and Canada. We have also licensed certain exclusive rights to Glaxo Group Limited, an affiliate of GlaxoSmithKline, plc, or GSK, to develop, manufacture and commercialize prescription and over-the-counter, or OTC, products in up to 114 specified countries (including markets within Africa, Asia, the Middle-East, and Central and South America). In addition, we have licensed certain exclusive rights to Norgine B.V., or Norgine, to develop, manufacture and commercialize prescription immediate-release omeprazole products in specified markets in Europe and in Israel.
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

Principles of Consolidation
     Our consolidated financial statements include the accounts of Santarus and its wholly owned subsidiary, Covella. We do not have any interest in variable interest entities. All material intercompany transactions and balances have been eliminated in consolidation.
     In September 2010, we acquired the worldwide rights to SAN-300 through the acquisition of Covella pursuant to the terms of a merger agreement. In connection with the consummation of the transactions contemplated by the merger agreement, Covella survived as our wholly owned subsidiary.
Business Combinations
     We accounted for the acquisition of Covella in accordance with the revised authoritative guidance for business combinations. This guidance establishes principles and requirements for recognizing and measuring the total consideration transferred to and the assets acquired and liabilities assumed in the acquired target in a business combination. The consideration paid to acquire Covella was required to be measured at fair value and included cash consideration, the issuance of our common stock and contingent consideration, which includes our obligation to make clinical and regulatory milestone payments based on success in developing product candidates in addition to a royalty on net sales of any commercial products resulting from the anti-VLA-1 mAb technology. After the total consideration transferred was calculated by determining the fair value of the contingent consideration plus the upfront cash and stock consideration, we assigned the purchase price of Covella to the fair value of the assets acquired and liabilities assumed. This allocation of the purchase price resulted in recognition of intangible assets related to in-process research and development, or IPR&D, and goodwill. The determination and allocation of the consideration transferred requires us to make significant estimates and assumptions, especially at the acquisition date with respect to the fair value of the contingent consideration. The key assumptions in determining the fair value were the discount rate and the probability assigned to the potential milestone or royalty being achieved. We remeasure the fair value of the contingent consideration at each reporting period, with any change in its fair value being recorded in the current period’s operating expenses. Changes in the fair value may result from either the passage of time or events occurring after the acquisition date, such as changes in the estimate of the probability of achieving the milestone or royalty.
Intangible Assets and Goodwill
     Our intangible assets are comprised primarily of acquired IPR&D and license agreements. Goodwill represents the excess of the cost over the fair value of net assets acquired from business combinations. We periodically assess the carrying value of our intangible assets and goodwill, which requires us to make assumptions and judgments regarding the future cash flows of these assets. The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:
•	the asset’s ability to generate income from operations and positive cash flow in future periods;
•	loss of legal ownership or title to the asset;
•	significant changes in our strategic business objectives and utilization of the asset(s); and
•	the impact of significant negative industry, regulatory or economic trends.
IPR&D will not be amortized until the related development process is complete and goodwill is not amortized. License agreements and other intangible assets are amortized over their estimated useful lives. If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fair value is determined by a combination of third-party sources and forecasted discounted cash flows. In addition, we base the useful lives and related amortization expense on our estimate of the period that the assets will generate revenues or otherwise be used. We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. A change in any of the above-mentioned factors or estimates could result in an impairment charge which could negatively impact our results of operations. We have not recognized any impairment charges on our intangible assets or goodwill through December 31, 2010.

Inventories and Related Reserves
     Inventories are stated at the lower of cost or market (net realizable value). Cost is determined by the first-in, first-out method. Inventories consist of finished goods and raw materials used in the manufacture of Cycloset tablets, Zegerid Capsules and the related authorized generic product and Zegerid Powder for Oral Suspension. Also included in inventories are product samples of the Glumetza products which we purchase from Depomed under our promotion agreement. We provide reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales.
Revenue Recognition
     We recognize revenue when there is persuasive evidence that an arrangement exists, title has passed, the price is fixed or determinable, and collectability is reasonably assured.
     Product Sales, Net. We sell our Cycloset and Zegerid products primarily to pharmaceutical wholesale distributors. We are obligated to accept from customers products that are returned within six months of their expiration date or up to 12 months beyond their expiration date. We authorize returns for expired or damaged products in accordance with our return goods policy and procedures. We issue credit to the customer for expired or damaged returned product. We rarely exchange product from inventory for returned product. At the time of sale, we record our estimates for product returns as a reduction to revenue at full sales value with a corresponding increase in the allowance for product returns liability. Actual returns are recorded as a reduction to the allowance for product returns liability at sales value with a corresponding decrease in accounts receivable for credit issued to the customer.
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
     Our allowance for product returns was $13.5 million as of December 31, 2010 and $12.8 million as of December 31, 2009. We recognize product sales at the time title passes to our customers, and we provide for an estimate of future product returns at that time based upon historical product returns trends, analysis of product expiration dating and estimated inventory levels in the distribution channel, review of returns trends for similar products, if available, and the other factors discussed above. There may be a significant time lag between the date we determine the estimated allowance and when we receive the product return and issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods. We have been tracking our Zegerid product returns history by individual production batches from the time of our first commercial product launch of Zegerid Powder for Oral Suspension 20 mg in late 2004, taking into consideration product expiration dating and estimated inventory levels in the distribution channel. We launched Cycloset in November 2010 and have not experienced any returns through December 31, 2010. We have provided for an estimate of Cycloset product returns based upon our review of returns trends for similar products and taking into consideration our Zegerid product returns history.
     Our allowance for rebates, chargebacks and other discounts was $13.7 million as of December 31, 2010 and $34.7 million as of December 31, 2009. These allowances reflect an estimate of our liability for rebates due to managed care organizations under specific contracts, rebates due to various organizations under Medicare contracts and regulations, chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. We estimate our liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, we evaluate our outstanding contracts and apply the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, we project the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by us and/or our competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date we determine the estimated allowance and when we make the contractual payment or issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods.
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
Stock-Based Compensation
     We estimate the fair value of stock options and employee stock purchase plan rights granted using the Black-Scholes valuation model. This estimate is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the expected volatility of our stock price, the expected term of the stock option, the risk-free interest rate and expected dividends. In determining our volatility factor, we perform an analysis of our historical volatility since our initial public offering in April 2004. In addition, we consider the expected volatility of similar entities. In evaluating similar entities, we consider factors such as industry, stage of development, size and financial leverage. In determining the expected life of the options, we use the “simplified” method. Under this method, the expected life is presumed to be the mid-point between the vesting date and the end of the contractual term. We will continue to use the “simplified” method until we have sufficient historical exercise data to estimate the expected life of the options.
     The fair value of options granted is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period ranging from one to four years. Pre-vesting forfeitures were estimated to be approximately 0% for 2010, 2009 and 2008 as the majority of options granted contain monthly vesting terms. In 2008, certain stock options were granted to employees at or above the vice president level that vest upon the attainment of specific financial performance targets. The measurement date of stock options containing performance-based vesting is the date the stock option grant is authorized and the specific performance goals are communicated. Compensation expense is recognized based on the probability that the performance criteria will be met. The recognition of compensation expense associated with performance-based vesting requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. The continued assessment of probability may result in additional expense recognition or expense reversal depending on the level of achievement of the performance goals. We recorded compensation expense of approximately $355,000 in 2009 related to stock options containing performance-based vesting. There was no compensation expense associated with these options in 2010.
     The following table includes stock-based compensation recognized in our consolidated statements of operations (in thousands):

	Years Ended December 31,
	2010	2009	2008
Cost of product sales	$140	$101	$95
Research and development	709	598	478
Selling, general and administrative	4,192	3,870	3,638
Restructuring charges	352	—	—

Total	$5,393	$4,569	$4,211

     As of December 31, 2010, total unrecognized compensation cost related to stock options was approximately $8.0 million, and the weighted average period over which it was expected to be recognized was 2.7 years.
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
     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. Please see our audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K, which contain accounting policies and other disclosures required by GAAP.

Recent Accounting Pronouncements
     In October 2009, the Financial Accounting Standards Board, or FASB, issued authoritative guidance that amends existing revenue recognition accounting pronouncements related to multiple-deliverable revenue arrangements. The new guidance provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. This guidance expands the methods under which a company can establish the fair value of undelivered products and services and provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.
     In December 2010, the FASB issued authoritative guidance concerning the recognition and classification of the new annual fee payable by branded prescription drug manufacturers and importers on branded prescription drugs which was mandated under the health care reform legislation enacted in the U.S. in March 2010. Under this new authoritative guidance, the annual fee should be estimated and recognized in full as a liability upon the first qualifying commercial sale with a corresponding deferred cost that is amortized to operating expenses using a straight-line method unless another method better allocates the fee over the calendar year in which it is payable. This new guidance is effective for calendar years beginning on or after December 31, 2010, when the fee initially becomes effective.
Results of Operations
Comparison of Years Ended December 31, 2010, 2009 and 2008
     Product Sales, Net. Product sales, net were $90.2 million for 2010, $119.3 million for 2009 and $101.2 million for 2008 and consisted of sales of Zegerid Capsules and Zegerid Powder for Oral Suspension. In 2010, product sales, net also consisted of sales of the authorized generic version of Zegerid Capsules under our distribution and supply agreement with Prasco and sales of Cycloset which we launched in November 2010. The $29.1 million decrease in product sales, net from 2009 to 2010 was comprised of approximately $38.5 million related to a decrease in sales volume comprised primarily of our Zegerid products, including the authorized generic products, offset by approximately $9.4 million related to increased average selling prices. These decreases in volume resulted from Par Pharmaceutical, Inc.’s, or Par’s, commencement of its commercial sale of its generic version of our Zegerid Capsules prescription products in late June 2010. The $18.1 million increase in product sales, net from 2008 to 2009 was comprised of approximately $7.9 million related to an increase in the sales volume of our Zegerid products, primarily driven by Zegerid Capsules, as well as approximately $10.2 million related to increased average selling prices.
     Promotion Revenue. Promotion revenue was $31.4 million for 2010, $23.6 million for 2009 and $9.8 million for 2008. Promotion revenue included fees earned under our promotion agreement with Depomed of approximately $31.4 million in 2010, $23.6 million in 2009 and $4.7 million in 2008. We began promoting Glumetza under the promotion agreement with Depomed in October 2008. Promotion revenue for 2010 was negatively impacted by Depomed’s voluntary recall and supply interruption of Glumetza 500 mg which resulted in the unavailability of this dosage strength from June 2010 through early January 2011.
     In 2008, promotion revenue also included co-promotion fees earned under our agreements with Victory Pharma, Inc., or Victory, pursuant to which we co-promoted Naprelan® (naproxen sodium) Controlled Release Tablets and with C.B. Fleet Company, Incorporated, or Fleet, pursuant to which we co-promoted the Fleet® Phospho-soda® EZ-Prep™ Bowel Cleansing System. In July 2008, we and Victory mutually agreed to terminate our co-promotion agreement previously entered into in June 2007. We ended all promotional efforts under the agreement as of September 30, 2008. We entered into our co-promotion agreement with Fleet in August 2007, which was subsequently amended in May 2008. Effective as of October 1, 2008, our co-promotion agreement expired in accordance with its terms.

     Royalty Revenue. Royalty revenue was $3.6 million for 2010 and was comprised primarily of royalty revenue earned under our license agreement with Merck for Zegerid OTC. Merck commenced commercial sales of Zegerid OTC in March 2010. There was no royalty revenue for 2009 or 2008.
     Other License Revenue. Other license revenue was $245,000 for 2010, $29.6 million for 2009 and $19.2 million for 2008. Significant components of our other license revenue are described below:
•	In October 2009, we received a nonrefundable $2.5 million upfront payment in connection with our license agreement with Norgine. The $2.5 million upfront payment was amortized over a three-month period through early January 2010, which represented the period during which we had significant responsibilities under the agreement.

•	In December 2009, we received a $20.0 million one-time nonrefundable milestone payment from Merck following the approval of the new drug application, or NDA, submitted by Merck for Zegerid OTC (omeprazole 20 mg/sodium bicarbonate 1100 mg capsules). In June 2008, we received a $2.5 million nonrefundable milestone payment from Merck relating to FDA acceptance for filing of the NDA submitted by Merck for Zegerid OTC. We recognized the milestone payments of $20.0 million and $2.5 million in other license revenue in 2009 and 2008, respectively, due to the substantive nature of the milestones achieved. In November 2006, we received a nonrefundable $15.0 million upfront license fee in connection with our license agreement with Merck. The $15.0 million upfront payment was amortized to revenue on a straight-line basis over a 37-month period through the end of 2009, which represented the period during which we had significant responsibilities under the agreement.

•	In December 2007, we received a nonrefundable $11.5 million upfront payment in connection with our license agreement with GSK. To support GSK’s initial launch costs, we agreed to waive the first $2.5 million of aggregate royalties payable to us. Of the total $11.5 million upfront payment, the $2.5 million in waived royalty obligations was recorded as deferred revenue and is being recognized as royalty revenue as the royalties are earned. The remaining $9.0 million was also recorded as deferred revenue and was amortized to revenue on a straight-line basis over an 18-month period through May 2009, which represented the period during which we had significant obligations under the agreement.

•	In October 2004, we received a nonrefundable $15.0 million upfront payment in connection with our non-exclusive agreement with Otsuka America Pharmaceutical Inc., or Otsuka America, under which Otsuka America had been co-promoting Zegerid Capsules and Zegerid Powder for Oral Suspension. The $15.0 million upfront payment initially was being amortized to revenue on a straight-line basis over the 63-month contractual term through the end of 2009. On May 28, 2008, we agreed to terminate the co-promotion agreement effective as of June 30, 2008 and amortized the remaining balance of the $15.0 million up-front payment. We recognized other license revenue associated with this amortization of $5.7 million in 2008.
     Cost of Product Sales. Cost of product sales was $7.7 million for 2010, $8.3 million for 2009 and $7.3 million for 2008, or approximately 9%, 7% and 7% of net product sales, respectively. Cost of product sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Cycloset and Zegerid prescription products as well as shipments to Prasco of the authorized generic version of Zegerid Capsules. Cost of product sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales. The increase in our cost of product sales as a percentage of net product sales from 2009 to 2010 was primarily attributable to a reserve of approximately $1.5 million recognized in 2010 against on-hand inventories of our Zegerid products in connection with the launch of generic and authorized generic versions of prescription Zegerid Capsules and our related decision to cease promotion of Zegerid.
     License Fees and Royalties. License fees and royalties were $28.6 million for 2010, $8.0 million for 2009 and $22.3 million for 2008. License fees and royalties consist of royalties due to the University of Missouri based upon net product sales of our Zegerid prescription products, sales of Zegerid OTC by Merck under our license agreement and products sold by GSK under our license agreement. In addition, license fees and royalties include milestone payments and upfront fees expensed or amortized under license agreements, as well as changes in the fair value of contingent consideration related to business combinations. The $20.6 million increase in license fees and royalties from 2009 to 2010 was primarily due to the $15.0 million upfront fee we paid to Pharming in connection with the license and supply agreements we entered into in September 2010 and a $2.7 million accrual related to the one-time $3.0 million sales milestone due to Depomed based on Glumetza net product sales in excess of $50.0 million during the 13-month period ending January 2011. The increase in license fees and royalties was also attributable to a milestone payment to Cosmo based on the achievement of both of the primary endpoints in the European Union, or EU, and U.S. phase III studies for budesonide MMX with statistical significance and demonstrated adequate safety. Cosmo elected to receive payment through the issuance of 972,132 shares of our common stock. The fair value of the shares issued to Cosmo was approximately $2.7 million.
     The $14.3 million decrease in license fees and royalties from 2008 to 2009 resulted primarily from the upfront cash payment of $2.5 million and the fair value of 6,000,000 shares of our common stock issued to Cosmo of approximately $7.5 million under our license agreement, stock issuance agreement and registration rights agreement entered into in December 2008. The total of approximately $10.0 million was included in license fees and royalties in 2008. In 2008, license fees and royalties also included royalties due to Otsuka America under our co-promotion agreement based on our net product sales. Following the termination of our co-promotion agreement effective as of June 30, 2008, we were no longer obligated to pay royalties to Otsuka America.
     Research and Development. Research and development expenses were $17.4 million for 2010, $16.2 million for 2009 and $11.8 million for 2008. The $1.2 million increase in our research and development expenses from 2009 to 2010 was primarily attributable to costs associated with our phase III clinical program evaluating rifamycin SV MMX in patients with travelers’ diarrhea, which was initiated in the second quarter of 2010, start-up costs associated with our phase II proof of concept study evaluating recombinant human C1 inhibitor in early AMR in renal transplant patients and increased compensation costs associated with an increase in research and development personnel and annual merit increases. These increases were offset in part by a decrease in our research and development expenses related to the budesonide MMX phase III clinical program.
     The $4.4 million increase in our research and development expenses from 2008 to 2009 was primarily attributable to the budesonide MMX phase III clinical program. In addition, the increase in our research and development expenses from 2008 to 2009 was attributable to increased compensation costs associated with an increase in research and development personnel and annual merit increases, and payment of the user fee associated with the submission of our 505(b)(2) NDA to the FDA for our immediate-release omeprazole prescription product in a tablet formulation. These increases in our research and development expenses from 2008 to 2009 were offset in part by a decrease in manufacturing development costs associated with the tablet formulation. We have determined not to commercialize the tablet product at this time.
     Research and development expenses have historically consisted primarily of costs associated with clinical studies of our products under development as well as clinical studies designed to further differentiate our products from those of our competitors, development of and preparation for commercial manufacturing of our products, compensation and other expenses related to research and development personnel and facilities expenses.
     In connection with our strategic collaboration with Cosmo entered into in December 2008, we are developing two product candidates targeting gastrointestinal, or GI, conditions. Budesonide MMX is a corticosteroid in a novel oral tablet formulation, dosed one tablet once a day, which utilizes proprietary MMX colonic delivery technology and is being developed for the treatment of ulcerative colitis. We have announced statistically significant top-line results from two phase III clinical studies which evaluated budesonide MMX 9 mg for the induction of remission of mild or moderate active ulcerative colitis. We plan to submit an NDA for budesonide MMX to the FDA by the end of 2011. Rifamycin SV MMX is a broad spectrum, semi-synthetic antibiotic in a novel oral tablet formulation, which utilizes proprietary MMX colonic delivery technology and is being developed for the treatment of patients with travelers’ diarrhea and potentially for other diseases that have an infectious component in the intestine. Rifamycin SV MMX 200 mg oral tablets taken twice daily (2 times 200 mg per dose, 800 mg total daily dose) is currently being investigated in a phase III clinical program in patients with travelers’ diarrhea.
     We have acquired rights to Rhucin under license and supply agreements with Pharming. Rhucin is a recombinant version of the human protein C1 inhibitor, which is produced using proprietary transgenic technology. In December 2010, Pharming submitted a BLA to the FDA seeking approval to market Rhucin for the treatment of acute attacks of HAE, an orphan disease. On February 22, 2011, based on prior discussions with the FDA,

Pharming announced initiation of a placebo-controlled, double-blind phase IIIb clinical study with approximately 50 patients to provide additional data in support of the 50 U/kg dose. On February 28, 2011, Pharming announced receipt of a refusal to file letter from the FDA for the Rhucin BLA. In the letter the FDA indicated that the BLA was not sufficiently complete to enable a critical medical review and indicated that the FDA will provide additional feedback on the design of the ongoing phase IIIb clinical study. In addition, the FDA requested that the results of the phase IIIb clinical study be included in any future BLA submission for Rhucin. Both we and Pharming intend to meet with the FDA at the earliest opportunity to discuss the issues raised in the FDA letter and to reach a more comprehensive understanding of what would be required for the BLA to be accepted for review. In addition, a phase II proof of concept study is planned to evaluate recombinant human C1 inhibitor for the treatment of early AMR in renal transplant patients.
     We have acquired the exclusive worldwide rights to SAN-300 through the acquisition of Covella and a related license agreement with Biogen. SAN-300 is an inhibitor of VLA-1, also known as α1β1 integrin, and has shown activity in multiple preclinical models of inflammatory and autoimmune diseases. We believe that SAN-300 may have potential application as a drug candidate in multiple inflammatory and autoimmune diseases, including rheumatoid arthritis, inflammatory bowel disease, psoriasis and organ transplantation. We expect to begin a single-dose, dose-escalation Phase I clinical study in March/April 2011.
     We are unable to estimate with any certainty the research and development costs that we may incur in the future. We have also committed, in connection with the approval of our NDAs for Zegerid Powder for Oral Suspension, to evaluate the product in pediatric populations, including pharmacokinetic/pharmacodynamic, or PK/PD, and safety studies. We have not yet commenced any of the studies and have requested a waiver of this requirement from the FDA. In the future, we may conduct additional clinical studies to further differentiate our marketed products and products under development, as well as conduct research and development related to any future products that we may in-license or otherwise acquire. Although we are currently focused primarily on the advancement of the budesonide MMX, Rhucin, rifamycin SV MMX and SAN-300 development-stage products, we anticipate that we will make determinations as to which development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific, clinical and commercial merits of each project.
     Selling, General and Administrative. Selling, general and administrative expenses were $82.6 million for 2010, $105.8 million for 2009 and $108.0 million for 2008. The $23.2 million decrease in our selling, general and administrative expenses from 2009 to 2010 was primarily attributable to a decrease in compensation, benefits and related employee costs and a decrease in Zegerid promotional spending related to our decision to cease promotion of our Zegerid prescription products and implement a corporate restructuring in the third quarter of 2010. The decrease in our selling, general and administrative expenses was also attributable to a decrease in legal fees associated with the patent infringement litigation against Par and a decrease in Glumetza promotional spending. These decreases in selling, general and administrative expenses were offset in part by an increase in advertising and promotional spending related to the launch of Cycloset.
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
     Restructuring Charges. As a result of our restructuring plan, we recorded a restructuring charge of $7.1 million in 2010, consisting of $5.0 million in one-time termination benefits including pay during the Worker Adjustment and Retraining Notification Act, or WARN, notice period in lieu of work, severance and healthcare benefits, $1.7 million in contract termination costs and $352,000 of non-cash stock-based compensation. Our decision to cease promotion of our Zegerid prescription products and implement a corporate restructuring resulted from Par’s decision to launch a generic version of our Zegerid prescription products in late June 2010. The corporate restructuring included a workforce reduction of approximately 34%, or 113 employees, in our commercial organization and certain other operations. We also determined to significantly reduce the number of contract sales representatives that we utilize. We provided 60-day WARN notices to the affected employees to inform them that their employment would end at the conclusion of the 60-day period. We began notifying affected employees in July 2010 and substantially completed our restructuring plan in the third quarter of 2010.
     We offered outplacement services and severance benefits to the affected employees, including cash severance payments and payment of COBRA healthcare coverage for specified periods. In addition, we offered to accelerate the vesting of stock options by six months and extend the period for exercising vested stock options by twelve months from each affected employee’s termination date. Each affected employee’s eligibility for the severance benefits was contingent upon such employee’s execution of a separation agreement, which included a general release of claims against us.
     Interest Income. Interest income was $80,000 for 2010, $194,000 for 2009 and $1.3 million for 2008. The $1.1 million decrease in interest income from 2008 to 2009 was primarily attributable to a lower rate of return on our cash, cash equivalents and short-term investments.
     Interest Expense. Interest expense was $461,000 for 2010, $460,000 for 2009 and $95,000 for 2008. Interest expense for 2010 and 2009 was comprised primarily of interest due in connection with our revolving credit facility with Comerica Bank, or Comerica.
     Income Tax Expense. Income tax expense was $59,000 for 2010, $1.8 million for 2009 and $534,000 for 2008. Our effective tax rate was (0.5)% in 2010, 5.2% in 2009 and (3.0)% in 2008 impacted by utilization of net operating loss carryforwards in 2009 and 2008. At December 31, 2010, we had Federal and state income tax net operating loss carryforwards of approximately $173.3 million and $155.5 million, respectively. The Federal and California net operating loss carryforwards will begin to expire in 2024 and 2016, respectively, unless previously utilized. Utilization of our net operating loss carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period under the provision of Section 382 of the Internal Revenue Code.
Liquidity and Capital Resources
     As of December 31, 2010, cash, cash equivalents and short-term investments were $60.8 million, compared to $93.9 million as of December 31, 2009, a decrease of $33.1 million. This net decrease resulted from our net loss for 2010 which included the $15.0 million upfront fee we paid to Pharming in connection with the license and supply agreements we entered into in September 2010, adjusted for non-cash charges and changes in operating assets and liabilities.
     Net cash used in operating activities was $28.0 million for 2010 and $6.5 million for 2008. Net cash provided by operating activities was $37.0 million for 2009. The primary use of cash for 2010 resulted from our net loss for the period, which included the $15.0 million upfront fee we paid to Pharming in connection with the license and supply agreements we entered into in September 2010, adjusted for non-cash charges, including $5.4 million in stock-based compensation, $2.9 million related to the issuance of common stock under technology license agreements, $2.3 million in depreciation and amortization, and changes in operating assets and liabilities. Significant working capital uses of cash for 2010 included decreases in accounts payable and accrued liabilities related to payment of annual corporate bonuses, accrued rebates and other expenses accrued in 2009 and increases in prepaid expenses and other current assets. These working capital uses of cash for 2010 were offset in part by decreases in inventories related to our reserves against on-hand inventories of our Zegerid products, and decreases in accounts receivable resulting from our decision to cease promotion of Zegerid and the launch of generic versions of prescription Zegerid Capsules.
     The primary source of cash in 2009 was our net income for 2009, including the $20.0 million milestone payment we received from Merck in December 2009, adjusted for non-cash expenses, including $4.6 million in stock-based compensation and $2.0 in depreciation and amortization, and changes in operating assets and liabilities. Significant working capital uses of cash for 2009 included decreases in deferred revenue and increases in accounts receivable, offset in part by increases in the allowance for product returns and accounts payable and accrued liabilities. The primary use of cash in 2008 was to fund our net loss for 2008, adjusted for non-cash expenses, including $7.5 million related to the issuance of common stock to Cosmo in connection with our strategic collaboration entered into in 2008, $4.2 million in stock-based compensation, $1.4 million in depreciation and amortization and changes in operating assets and liabilities. Significant working capital uses of cash for 2008 included decreases in deferred revenue and increases in accounts receivable and prepaid expenses and other current assets. These working capital uses of cash were offset in part by increases in the allowance for product returns and increases in accounts payable and accrued liabilities primarily driven by an increase in accrued rebates and accrued research and development expenses associated with our strategic collaboration with Cosmo.
     Net cash used in investing activities was $2.3 million for 2010, $1.7 million for 2009 and $12.9 million for 2008. These activities included purchases and sales/maturities/redemptions of short-term investments and purchases of property and equipment. For 2010, net cash used in investing activities also included the $5.0 million upfront payment we made to S2 and VeroScience in connection with the acquisition of intangible assets and net cash payments of $842,000 in connection with our acquisition of Covella. Additionally, in 2008, net cash used in investing activities consisted primarily of the acquisition of intangible assets in connection with our $12.0 million upfront payment to Depomed.
     Net cash provided by financing activities was $906,000 for 2010, $912,000 for 2009 and $10.8 million for 2008. Net cash provided by financing activities included proceeds received from the exercise of stock options and through the issuance of common stock under our employee stock purchase plan in 2010, 2009 and 2008. In 2008, net cash provided by financing activities also included the $10.0 million draw down on our revolving credit facility with Comerica.
Contractual Obligations and Commitments
     We currently rely on Patheon, Inc. as our manufacturer of Cycloset and Zegerid Powder for Oral Suspension. We rely on Norwich Pharmaceuticals, Inc. as our manufacturer of Zegerid Capsules and the related authorized generic product. We also are required to purchase commercial quantities of certain active ingredients in our Cycloset and Zegerid products. At December 31, 2010, we had finished goods and raw materials inventory purchase commitments of approximately $1.5 million.
     License Agreement with University of Missouri
     Under our exclusive worldwide license agreement with the University of Missouri entered into in January 2001 relating to specific formulations of PPIs with antacids and other buffering agents, we are required to make milestone payments to the University of Missouri upon initial commercial sale in specified territories outside the U.S., which may total up to $3.5 million in the aggregate. We are also required to make milestone payments based on first-time achievement of significant sales thresholds, up to a maximum of $83.8 million remaining under the agreement, which includes sales by us, Prasco, Merck, GSK and Norgine. We are also obligated to pay royalties on net sales of our Zegerid prescription products and any products sold by Prasco, Merck, GSK and Norgine under our existing license and distribution agreements.
     Promotion Agreement with Depomed
     Under our promotion agreement with Depomed entered into in July 2008, we are obligated to pay a $3.0 million sales milestone based on having achieved Glumetza net product sales in excess of $50.0 million during the 13-month period ending January 31, 2011. We may also be required to pay Depomed additional one-time sales milestones totaling up to $13.0 million in the aggregate based on the achievement of specified levels of annual Glumetza net product sales as follows: $3.0 million if net sales exceed $80.0 million, $5.0 million if net sales exceed $110.0 million, and $5.0 million if net sales exceed $140.0 million. Under the promotion agreement, we are required to meet certain minimum promotion obligations during the term of the agreement. On an annual basis, we are required to make “sales force expenditures” at least equal to an agreed-upon percentage of the prior year’s net sales, where sales force expenditures for purposes of the promotion agreement are sales calls with specified assigned values (indexed to inflation in future years) depending on the relative position of the call and the number of other products promoted by the sales representatives promoting Glumetza. In addition, during the term of the agreement, we are required to make certain minimum marketing, advertising, medical affairs and other commercial support expenditures.
     In October 2010, we entered into a letter agreement with Depomed for matters related to the Glumetza 500 mg recall and resupply activities. Glumetza 500 mg was the subject of a voluntary recall and supply interruption which resulted in the unavailability of this dosage strength from June 2010 through early January 2011. Pursuant to the letter agreement, we and Depomed, among other matters, agreed: (i) to work together on establishing a mutually agreeable resupply plan for Glumetza 500 mg and to share responsibility for any potential 2,4,6-tribromoanisole, or TBA-related recall and third party costs arising out of the resupply efforts in the future; (ii) upon a mutual release of potential claims resulting from the recall and associated interruption to supply; (iii) on the construction of provisions of the contract related to Glumetza 500 mg inventory written off in connection with the recall, such that certain inventory write-offs are excluded from the gross margin calculation; (iv) on reimbursement of our out-of-pocket recall costs incurred to date (including marketing programs directly related to the resupply of Glumetza 500 mg); (v) on a reduction in our minimum sales force expense obligation for 2011 and 2012, and that a minimum number of first position detail calls will be directed to certain targeted physicians in each of those years; (vi) that, for purposes of determining whether 2010 Glumetza net product sales trigger the $3.0 million milestone that is payable when annual net product sales exceed $50.0 million, 2010 will be considered the 13-month period ending January 31, 2011, and that a reduction in our marketing expense obligation for 2011 and 2012 applicable if 2010 annual net product sales are less than $50 million will apply even in the event 2010 annual net product sales (for the 12-month period ending December 31, 2010) exceed $50 million; and (vii) to an extension of the period during which Depomed may elect to co-promote Glumetza to obstetricians and gynecologists through July 21, 2013.
     License Agreement with Cosmo
     Under our license agreement, stock issuance agreement and registration rights agreement with Cosmo entered into in December 2008, Cosmo is entitled to receive up to a total of $6.0 million in clinical and regulatory milestones remaining under the agreements for the initial indications for the licensed products, up to $6.0 million in clinical and regulatory milestones for a second indication for rifamycin SV MMX and up to $57.5 million in commercial milestones. The milestones may be paid in cash or through issuance of additional shares of our common stock, at Cosmo’s option, subject to certain limitations. We will be required to pay tiered royalties to Cosmo ranging from 12% to 14% on net sales of any licensed products we sell. Such royalties are subject to reduction in certain circumstances, including in the event of market launch in the U.S. of a generic version of a licensed product. We are responsible for one-half of the total out-of-pocket costs associated with the budesonide MMX phase III clinical program and for all of the out-of-pocket costs for the first ongoing rifamycin SV MMX phase III U.S. registration study. In the event that additional clinical work is required to obtain U.S. regulatory approval for either of the licensed products, the parties will agree on cost sharing.
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
     License Agreement and Supply Agreement with Pharming
     Under our license agreement with Pharming entered into in September 2010, we are required to pay a $5.0 million milestone to Pharming upon FDA acceptance of a BLA for Rhucin. We may also be required to pay Pharming additional success-based clinical and commercial milestones totaling up to an aggregate of $30 million, depending upon the achievement of developmental and commercial objectives. In addition, we will be required to pay certain one-time royalty payments if we achieve certain aggregate net sales levels of Rhucin. The amount of each such royalty payment varies upon the level of net sales in a calendar year. The maximum amount of all such payments to Pharming would be $45 million, assuming net sales exceeded $500 million in a calendar year. As consideration for the licenses and rights granted under the license agreement, and as compensation for the commercial supply of Rhucin by Pharming pursuant our supply agreement, we will pay Pharming a tiered supply price, based on a percentage of net sales of Rhucin, subject to reduction in certain events.

     Acquisition of Covella
     In connection with our acquisition of Covella, under the terms of the merger agreement, we may be required to make clinical and regulatory milestone payments totaling up to an aggregate of $37.7 million (consisting of a combination of cash and our common stock) based on success in developing product candidates (with the first such milestone being payable upon successful completion of the first Phase II(b) clinical study). We may also be required to pay a royalty equal to a low single digit percentage rate of net sales of any commercial products resulting from the anti-VLA-1 mAb technology.
     Amended License with Biogen
     Under our amended license agreement with Biogen, we may be obligated to make various clinical, regulatory and sales milestone payments based upon our success in developing and commercializing development-stage products (with the first such milestone being payable upon successful completion of the first Phase II(b) clinical study). The amounts of the clinical and regulatory milestone payments vary depending on the type of product, the number of indications, and other specifically negotiated milestones. If SAN-300 is the first to achieve all applicable milestones for all three indications, we will be required to pay Biogen maximum aggregate clinical and regulatory milestone payments of $97.2 million. The amount of the commercial milestone payments we will be required to pay Biogen will depend on the level of net sales of a particular product in a calendar year. The maximum aggregate commercial milestone payments to Biogen total $105.5 million for SAN-300, assuming cumulative net sales of at least $5 billion of such product, and total $60.25 million for products containing certain other compositions as described in the license, assuming cumulative net sales of at least $5 billion of such products. In addition, we will be required to pay tiered royalties ranging from low single digit to low double digit percentage rates, subject to reduction in certain limited circumstances, on net sales of products developed under the amended license.
     The following summarizes our long-term contractual obligations as of December 31, 2010, excluding potential clinical, regulatory and commercial milestones and royalty obligations under our agreements which are described above:

	Payments Due by Period
		Less than	One to	Four to
Contractual Obligations	Total	One Year	Three Years	Five Years	Thereafter
	(in thousands)
Operating leases	$3,208	$1,571	$1,637	$—	$—
Long-term debt	11,152	456	10,696
Other long-term contractual obligations	108	54	54	—	—

Total	$14,468	$2,081	$12,387	$—	$—

     The amount and timing of cash requirements will depend on our ability to generate revenues from Glumetza and Cycloset, our currently promoted commercial prescription products, including our ability to maintain commercial supply for Glumetza and Cycloset, and the impact on our business of the ongoing generic competition for our Zegerid prescriptions products. In addition, our cash requirements will depend on market acceptance of any other products that we may market in the future, the success of our strategic alliances, the resources we devote to researching, developing, formulating, manufacturing, commercializing and supporting our products, and our ability to enter into third-party collaborations.
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
     While we have retained approximately 110 sales representatives to promote both Glumetza and Cycloset, this reduced commercial presence may not be adequate to grow sales of these type 2 diabetes products. In addition, with reduced resources, other components of our strategic plans may be negatively impacted, such as reduced capacity to evaluate, negotiate and fund the acquisition or license of additional specialty pharmaceutical products. Our workforce and expense reduction efforts may have an adverse impact on our ability to retain key personnel due to the perceived risk of future workforce and expense reductions. These employees, whether or not directly affected by the reduction, may seek future employment with our business partners or competitors. Even if we are able to realize the expected cost savings from our restructuring activities, our operating results and financial condition may continue to be adversely affected by declining product revenues.
     We believe that our current cash, cash equivalents and short-term investments and use of our line of credit will be sufficient to fund our current operations through at least the next twelve months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed earlier than we expect. Although we do not believe that we will need to raise additional funds to finance our current operations through at least the next twelve months, we may pursue raising additional funds in connection with licensing or acquisition of new products or the continued development of our product candidates. Sources of additional funds may include funds generated through equity and/or debt financings or through strategic collaborations or licensing agreements.
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
     In July 2006, we entered into our loan agreement with Comerica, which was subsequently amended in July 2008, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $25.0 million. In December 2008, we drew down $10.0 million under the loan agreement. The revolving loan bears interest at a variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” plus 0.50%, which as of December 31, 2010 was 3.75%. Interest payments on advances made under the loan agreement are due and payable in arrears on the first calendar day of each month during the term of the loan agreement. On August 27, 2010, we entered into an amendment with Comerica that extends the maturity date of the revolving line from July 11, 2011 to July 11, 2013. Amounts borrowed under the loan agreement may be repaid and re-borrowed at any time prior to July 11, 2013, and any outstanding principal drawn during the term of the loan facility is due and payable on July 11, 2013. There is a non-refundable unused commitment fee equal to 0.50% per annum on the difference between the amount of the revolving line and the average daily balance outstanding thereunder during the term of the loan agreement, payable quarterly in arrears. The loan agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the loan agreement.
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
     In March 2010, the President signed the Patient Protection and Affordable Care Act, which makes extensive changes to the delivery of healthcare in the U.S. This act includes numerous provisions that affect pharmaceutical companies, some of which are effective immediately and others of which will be taking effect over the next several years. For example, the act seeks to expand healthcare coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The act will also impose substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit, an annual fee imposed on all manufacturers of brand prescription drugs in the U.S., and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics. The act also contains cost-containment measures that could reduce reimbursement levels for healthcare items and services generally, including pharmaceuticals. It also will require reporting and public disclosure of payments and other transfers of value provided by pharmaceutical companies to physicians and teaching hospitals. These measures could result in decreased net revenues from our pharmaceutical products and decreased potential returns from our development efforts.
     As of December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Under the terms of our loan agreement with Comerica Bank, or Comerica, the interest rate applicable to any amounts borrowed by us under the credit facility will be, at our election, indexed to either Comerica’s prime rate or the LIBOR rate. If we elect Comerica’s prime rate for all or any portion of our borrowings, the interest rate will be variable, which would expose us to the risk of increased interest expense if interest rates rise. If we elect the LIBOR rate for all or any portion of our borrowings, such LIBOR rate will remain fixed only for a specified, limited period of time after the date of our election, after which we will be required to repay the borrowed amount, or elect a new interest rate indexed to either Comerica’s prime rate or the LIBOR rate. The new rate may be higher than the earlier interest rate applicable under the loan agreement. As of December 31, 2010, the balance outstanding under the credit facility was $10.0 million, and we had elected the “prime rate” plus 0.50% interest rate option, which was 3.75% as of December 31, 2010. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 1% increase or decrease in the interest rate under the loan agreement would not materially affect our interest expense at our current level of borrowing.
     In addition to market risk related to our loan agreement with Comerica, we are exposed to market risk primarily in the area of changes in U.S. interest rates and conditions in the credit markets, particularly because the majority of our investments are in short-term marketable securities. We do not have any material foreign currency or other derivative financial instruments. Our short-term investment securities have consisted of corporate debt securities, government agency securities and U.S. Treasury securities which are classified as available-for-sale and therefore reported on the consolidated balance sheet at estimated market value.
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
     Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2010, the end of our most recent fiscal year. Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting, which is included herein.
     There has been no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Santarus, Inc.
     We have audited Santarus, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Santarus, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
     In our opinion, Santarus, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Santarus, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Santarus, Inc. and our report dated March 3, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
March 3, 2011

Item 9B. Other Information
     Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this item will be contained in our definitive proxy statement, or Proxy Statement, to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2010, and is incorporated in this report by reference.
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
     1. The following financial statements of Santarus, Inc. and Report of Independent Registered Public Accounting Firm, are included in this report:
     Report of Independent Registered Public Accounting Firm
     Consolidated Balance Sheets as of December 31, 2010 and 2009
     Consolidated Statements of Operations for each of the years ended December 31, 2010, 2009 and 2008
     Consolidated Statements of Stockholders’ Equity for each of the years ended December 31, 2010, 2009 and 2008
     Consolidated Statements of Cash Flows for each of the years ended December 31, 2010, 2009 and 2008
     Notes to Consolidated Financial Statements
     2. List of financial statement schedules:
     Schedule II — Valuation and Qualifying Accounts
     Schedules not listed above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
     3. List of exhibits required by Item 601 of Regulation S-K. See part (b) below.
     (b)  Exhibits. The following exhibits are filed as a part of this report:

Exhibit
Number	Description
2.1(1)+	Agreement and Plan of Merger, dated September 10, 2010, among us, SAN Acquisition Corp., Covella Pharmaceuticals, Inc. and Lawrence C. Fritz, as the Stockholder Representative

3.1(2)	Amended and Restated Certificate of Incorporation

3.2(3)	Amended and Restated Bylaws

3.3(4)	Certificate of Designations for Series A Junior Participating Preferred Stock

4.1(4)	Form of Common Stock Certificate

4.2(5)	Amended and Restated Investors’ Rights Agreement, dated April 30, 2003, among us and the parties named therein

4.3(5)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated May 19, 2003, among us and the parties named therein

4.4(5)†	Stock Restriction and Registration Rights Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

4.5(5)	Form of Common Stock Purchase Warrant

4.6(4)	Rights Agreement, dated November 12, 2004, between us and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Santarus, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

4.7(6)	First Amendment to Rights Agreement, dated April 19, 2006, between us and American Stock Transfer & Trust Company

Exhibit
Number	Description
4.8(7)	Second Amendment to Rights Agreement, dated December 10, 2008, between us and American Stock Transfer and Trust Company

4.9(8)	Warrant to Purchase Shares of Common Stock, dated February 3, 2006, issued by us to Kingsbridge Capital Limited

4.10(8)	Registration Rights Agreement, dated February 3, 2006, between us and Kingsbridge Capital Limited

4.11(9)	Registration Rights Agreement, dated December 10, 2008, between us and Cosmo Technologies Limited

4.12(9)	Amendment No. 1 to Registration Rights Agreement, dated April 23, 2009, between us and Cosmo Technologies Limited

10.1(5)†	Stock Purchase Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

10.2(5)†	Exclusive License Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

10.3(5)†	Amendment No. 1 to Exclusive License Agreement, dated February 21, 2003, between us and The Curators of the University of Missouri

10.4(10)†	Amendment No. 2 to Exclusive License Agreement, dated August 20, 2007, between us and The Curators of the University of Missouri

10.5(5)†	Omeprazole Supply Agreement, dated September 25, 2003, among us, InterChem Trading Corporation and Union Quimico Farmaceutica, S.A.

10.6(11)†	Amendment No. 1 to Omeprazole Supply Agreement, dated November 1, 2004, among us, InterChem Trading Corporation and Union Quimico Farmaceutica, S.A.

10.7(11)†	Amendment No. 2 to Omeprazole Supply Agreement, dated July 11, 2007, among us, InterChem Trading Corporation and Union Quimico Farmaceutica, S.A.

10.8(12)†	Amendment No. 3 to Omeprazole Supply Agreement, dated December 17, 2008, among us, InterChem Trading Corporation and Union Quimico Farmaceutica, S.A.

10.9(13)†	Amendment No. 4 to Omeprazole Supply Agreement, dated October 30, 2009, among us, InterChem Trading Corporation and Union Quimico Farmaceutica, S.A.

10.10(13)†	Second Amended and Restated Manufacturing and Supply Agreement, dated October 20, 2009, between us and Patheon Inc.

10.11(14)†	Manufacturing and Supply Agreement, dated September 27, 2004, between us and OSG Norwich Pharmaceuticals, Inc.

10.12(8)	Common Stock Purchase Agreement, dated February 3, 2006, between us and Kingsbridge Capital Limited

10.13(15)	Amended and Restated Loan and Security Agreement, dated July 11, 2008, between us and Comerica Bank

10.14(16)	First Amendment dated August 27, 2010 to the Amended and Restated Loan and Security Agreement, dated as of July 11, 2008, by and between Santarus, Inc. and Comerica Bank

10.15(15)	Amended and Restated LIBOR Addendum to Loan and Security Agreement, dated July 11, 2008, between us and Comerica Bank

10.16(17)†	OTC License Agreement, dated October 17, 2006, between us and Schering-Plough Healthcare Products, Inc.

10.17(18)†	Amendment No. 1 to OTC License Agreement, dated July 24, 2009, between us and Schering-Plough Healthcare Products, Inc.

10.18(1)	Amendment No. 2 to OTC License Agreement, dated August 6, 2010, between us and Schering-Plough Healthcare Products, Inc.

10.19(19)†	Service Agreement, dated November 3, 2006, between us and Ventiv Commercial Services, LLC (d/b/a inVentiv Commercial Services, LLC)

10.20(11)†	Amendment No. 1 to Service Agreement, dated June 15, 2007, between us and Ventiv Commercial Services, LLC (d/b/a inVentiv Commercial Services, LLC)

10.21(20)†	Amendment No. 2 to Service Agreement, dated October 6, 2008, between us and Ventiv Commercial Services, LLC (d/b/a inVentiv Commercial Services, LLC)

Exhibit
Number	Description
10.22(21)†	Amendment No. 3 to Service Agreement, dated June 30, 2010, between us and Ventiv Commercial Services, LLC (d/b/a inVentiv Commercial Services, LLC)

10.23(22)†	Co-Promotion Agreement, dated June 28, 2007, by and between us and Victory Pharma, Inc.

10.24(10)†	Co-Promotion Agreement, dated August 24, 2007, between us and C.B. Fleet Company, Incorporated

10.25(23)†	Amendment No. 1 to Co-Promotion Agreement, dated May 6, 2008, between us and C.B. Fleet Company, Incorporated

10.26(24)†	License Agreement, dated November 30, 2007, between us and Glaxo Group Limited, an affiliate of GlaxoSmithKline plc

10.27(24)†	Distribution Agreement, dated November 30, 2007, between us and Glaxo Group Limited, an affiliate of GlaxoSmithKline plc

10.28(12)†	License Agreement, dated December 10, 2008, between us and Cosmo Technologies Limited

10.29(12)†	Stock Issuance Agreement, dated December 10, 2008, between us and Cosmo Technologies Limited

10.30(25)†	Promotion Agreement, dated July 21, 2008, between us and Depomed, Inc.

10.31(18)†	License Agreement, dated October 9, 2009, between us and Norgine B.V.

10.32(21)†	Distribution and Supply Agreement, dated April 26, 2010, between us and Prasco, LLC

10.33(1)+	Distribution and License Agreement, dated September 3, 2010, among us, VeroScience, LLC and S2 Therapeutics, Inc.

10.34(1)+	Manufacturing Services Agreement, dated May 26, 2010, between Patheon Pharmaceuticals Inc. and S2 Therapeutics, Inc.

10.35(1)	Assignment and Assumption Agreement, dated September 3, 2010, between us and S2 Therapeutics, Inc.

10.36(1)+	License Agreement, dated September 10, 2010, among us, Pharming Group N.V., on behalf of itself and each of its affiliates, including Pharming Intellectual Property B.V. and Pharming Technologies B.V.

10.37(1)+	Supply Agreement, dated September 10, 2010, among us, Pharming Group N.V., on behalf of itself and each of its affiliates, including Pharming Intellectual Property B.V. and Pharming Technologies B.V.

10.38(1)+	License Agreement, dated January 22, 2009, between Covella Pharmaceuticals, Inc. and Biogen Idec MA Inc.

10.39(1)+	Amendment to License Agreement, dated September 10, 2010, among us, Covella Pharmaceuticals, Inc. and Biogen Idec MA Inc.

10.40(26)	Sublease, dated December 11, 2007, between us and Avnet, Inc.

10.41(5)#	Form of Indemnification Agreement between us and each of our directors and officers

10.42(5)#	1998 Stock Option Plan

10.43(27)#	Amendment to 1998 Stock Option Plan

10.44(28)#	Amended and Restated 2004 Equity Incentive Award Plan

10.45(27)#	Amendment No. 1 to Amended and Restated 2004 Equity Incentive Award Plan

10.46(29)#	Amendment No. 2 to Amended and Restated 2004 Equity Incentive Award Plan

10.47(30)#	Form of Stock Option Agreement under Amended and Restated 2004 Equity Incentive Award Plan

10.48(31)#	Form of Immediately Exercisable Stock Option Agreement under Amended and Restated 2004 Equity Incentive Award Plan

10.49(32)#	Amended and Restated Employee Stock Purchase Plan

10.50(24)#	Amended and Restated Employment Agreement, dated December 5, 2007, between us and Gerald T. Proehl

10.51(24)#	Amended and Restated Employment Agreement, dated December 5, 2007, between us and Debra P. Crawford

10.52(24)#	Amended and Restated Employment Agreement, dated December 5, 2007, between us and Julie A. DeMeules

Exhibit
Number	Description
10.53(24)#	Amended and Restated Employment Agreement, dated December 5, 2007, between us and William C. Denby, III

10.54(24)#	Amended and Restated Employment Agreement, dated December 5, 2007, between us and Warren E. Hall

10.55(24)#	Amended and Restated Employment Agreement, dated December 5, 2007, between us and Michael D. Step

10.56(24)#	Amended and Restated Employment Agreement, dated December 5, 2007, between us and E. David Ballard, II, M.D.

10.57#	Amendment to the Amended and Restated Employment Agreement, dated February 14, 2011, between us and E. David Ballard, II, M.D.

10.58(24)#	Amended and Restated Employment Agreement, dated December 5, 2007, between us and Maria Bedoya-Toro

10.59#	Amendment to the Amended and Restated Employment Agreement, dated February 14, 2011, between us and Maria Bedoya-Toro

10.60(24)#	Amended and Restated Employment Agreement, dated December 5, 2007, between us and Carey J. Fox

10.61(1)#	Employment Agreement, dated September 10, 2010, between us and Mark Totoritis

10.62#	Amendment to the Employment Agreement, dated February 14, 2011, between us and Mark Totoritis

10.63(33)#	2009 Bonus Plan

10.64(34)#	2010 Bonus Plan

10.65(35)#	2011 Bonus Plan

21.1	List of Subsidiaries of Santarus, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 9, 2010.

(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 13, 2004.

(3)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2008.

(4)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 17, 2004.

(5)	Incorporated by reference to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2003, as amended (File No. 333-111515).

(6)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2006.

(7)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2008.

(8)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 3, 2006.

(9)	Incorporated by reference to our Registration Statement on Form S-3, filed with the Securities and Exchange Commission on January 20, 2009, as amended (File No. 333-156806).

(10)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the Securities and Exchange Commission on November 2, 2007.

(11)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 6, 2007.

(12)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 6, 2009.

(13)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 4, 2010.

(14)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004.

(15)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 14, 2008.

(16)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 30, 2010.

(17)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 18, 2006.

(18)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the Securities and Exchange Commission on November 5, 2009.

(19)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 7, 2006.

(20)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2008.

(21)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Securities and Exchange Commission on August 3, 2010.

(22)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 28, 2007.

(23)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 7, 2008.

(24)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 4, 2008.

(25)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the Securities and Exchange Commission on August 5, 2008.

(26)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 13, 2007.

(27)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 7, 2006.

(28)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 13, 2004.

(29)	Incorporated by reference to our Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 21, 2006.

(30)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 8, 2005.

(31)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2005.

(32)	Incorporated by reference to our Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 18, 2007.

(33)	Incorporated by reference to our applicable Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2009.

(34)	Incorporated by reference to our applicable Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 19, 2010.

(35)	Incorporated by reference to our applicable Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2011.

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

+	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

#	Indicates management contract or compensatory plan.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Santarus, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(c) Financial Statement Schedule.

See Item 15(a)(2) above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTARUS, INC.
Dated: March 3, 2011
By:	/s/ GERALD T. PROEHL
Gerald T. Proehl
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GERALD T. PROEHL Gerald T. Proehl	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2011

/s/ DEBRA P. CRAWFORD Debra P. Crawford	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2011

/s/ DAVID F. HALE David F. Hale	Director (Chairman of the Board of Directors)	March 3, 2011

/s/ DANIEL D. BURGESS Daniel D. Burgess	Director	March 3, 2011

/s/ MICHAEL G. CARTER, M.B., CH.B., F.R.C.P. (U.K.) Michael G. Carter, M.B., Ch.B., F.R.C.P. (U.K.)	Director	March 3, 2011

/s/ MICHAEL E. HERMAN Michael E. Herman	Director	March 3, 2011

/s/ TED W. LOVE, M.D. Ted W. Love, M.D.	Director	March 3, 2011

/s/ KENT SNYDER Kent Snyder	Director	March 3, 2011

SANTARUS, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Santarus, Inc.
     We have audited the accompanying consolidated balance sheets of Santarus, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Santarus, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Santarus, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2011, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Diego, California
March 3, 2011

Santarus, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$56,692	$86,129
Short-term investments	4,105	7,815
Accounts receivable, net	7,156	16,253
Inventories, net	3,025	5,336
Prepaid expenses and other current assets	6,086	3,797

Total current assets	77,064	119,330

Long-term restricted cash	1,300	1,400
Property and equipment, net	774	875
Intangible assets, net	13,980	9,750
Goodwill	2,913	—
Other assets	6	6
Total assets	$96,037	$131,361

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$29,472	$58,676
Allowance for product returns	13,450	12,846
Current portion of deferred revenue	—	245

Total current liabilities	42,922	71,767

Deferred revenue, less current portion	2,635	2,678
Long-term debt	10,000	10,000
Other long-term liabilities	2,497	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2010 and 2009; no shares issued and outstanding at December 31, 2010 and 2009	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at December 31, 2010 and 2009; 60,008,836 and 58,344,932 shares issued and outstanding at December 31, 2010 and 2009, respectively	6	6
Additional paid-in capital	346,852	337,312
Accumulated other comprehensive income loss	—	(1)
Accumulated deficit	(308,875)	(290,401)

Total stockholders’ equity	37,983	46,916

Total liabilities and stockholders’ equity	$96,037	$131,361

See accompanying notes.

Santarus, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2010	2009	2008
Revenues:
Product sales, net	$90,170	$119,242	$101,220
Promotion revenue	31,365	23,631	9,837
Royalty revenue	3,571	—	—
Other license revenue	245	29,620	19,144

Total revenues	125,351	172,493	130,201
Costs and expenses:
Cost of product sales	7,715	8,294	7,345
License fees and royalties	28,576	7,976	22,257
Research and development	17,431	16,244	11,760
Selling, general and administrative	82,581	105,838	108,012
Restructuring charges	7,082	—	—

Total costs and expenses	143,385	138,352	149,374

Income (loss) from operations	(18,034)	34,141	(19,173)
Other income (expense):
Interest income	80	194	1,285
Interest expense	(461)	(460)	(95)

Total other income (expense)	(381)	(266)	1,190

Income (loss) before income taxes	(18,415)	33,875	(17,983)
Income tax expense	59	1,760	534

Net income (loss)	$(18,474)	$32,115	$(18,517)

Net income (loss) per share:
Basic	$(0.31)	$0.55	$(0.36)

Diluted	$(0.31)	$0.54	$(0.36)

Weighted average shares outstanding used to calculate net income (loss) per share:
Basic	58,734,397	57,994,506	51,835,482
Diluted	58,734,397	59,673,866	51,835,482
See accompanying notes.

Santarus, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

				Accumulated
				other
			Additional	comprehensive		Total
	Common stock		paid-in	income	Accumulated	stockholders’
	Shares	Amount	capital	(loss)	deficit	equity
Balance at December 31, 2007	51,315,485	$5	$319,342	$—	$(303,999)	$15,348
Issuance of common stock upon exercise of stock options	101,158	—	77	—	—	77
Issuance of common stock under employee stock purchase plan	382,945	—	762	—	—	762
Issuance of common stock at $1.24 per share under technology license agreement	6,000,000	1	7,439	—	—	7,440
Stock-based compensation	—	—	4,211	—	—	4,211
Net loss	—	—	—	—	(18,517)	(18,517)
Unrealized gain on investments	—	—	—	2	—	2

Comprehensive loss	—	—	—	—	—	(18,515)

Balance at December 31, 2008	57,799,588	6	331,831	2	(322,516)	9,323
Issuance of common stock upon exercise of stock options	162,767	—	258	—	—	258
Issuance of common stock under employee stock purchase plan	381,293	—	652	—	—	652
Issuance of common stock upon exercise of warrants	1,284	—	2	—	—	2
Stock-based compensation	—	—	4,569	—	—	4,569
Net income	—	—	—	—	32,115	32,115
Unrealized loss on investments	—	—	—	(3)	—	(3)

Comprehensive income	—	—	—	—	—	32,112

Balance at December 31, 2009	58,344,932	6	337,312	(1)	(290,401)	46,916

				Accumulated
				other
			Additional	comprehensive		Total
	Common stock		paid-in	income	Accumulated	stockholders’
	Shares	Amount	capital	(loss)	deficit	equity
Balance at December 31, 2009	58,344,932	6	337,312	(1)	(290,401)	46,916
Issuance of common stock upon exercise of stock options	237,243	—	384	—	—	384
Issuance of common stock under employee stock purchase plan	217,217	—	522	—	—	522
Issuance of common stock at $2.01 per share for business combination	181,342	—	364	—	—	364
Issuance of common stock at $2.68 per share under technology license agreement	55,970	—	150	—	—	150
Issuance of common stock at $2.805 per share under technology license agreement	972,132	—	2,727	—	—	2,727
Stock-based compensation	—	—	5,393	—	—	5,393
Net loss	—	—	—	—	(18,474)	(18,474)
Unrealized gain on investments	—	—	—	1	—	1

Comprehensive loss	—	—	—		—	(18,473)

Balance at December 31, 2010	60,008,836	$6	$346,852	$—	$(308,875)	$37,983

See accompanying notes.

Santarus, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2010	2009	2008
Operating activities
Net income (loss)	$(18,474)	$32,115	$(18,517)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,259	2,049	1,355
Recognition of auction rate securities rights	—	—	(1,457)
Unrealized (gain) loss on trading securities	(2)	(48)	1,507
Loss on contingent consideration	157	—	—
Stock-based compensation	5,393	4,569	4,211
Issuance of common stock under technology license agreements	2,877	—	7,440
Changes in operating assets and liabilities:
Accounts receivable, net	9,097	(2,887)	(3,686)
Inventories, net	2,311	(106)	928
Prepaid expenses and other current assets	(2,289)	29	(1,486)
Other assets	—	—	61
Accounts payable and accrued liabilities	(29,670)	5,566	15,754
Allowance for product returns	604	2,595	4,304
Deferred revenue	(288)	(6,878)	(16,894)

Net cash provided by (used in) operating activities	(28,025)	37,004	(6,480)

Investing activities
Purchases of short-term investments	(17,809)	(11,877)	(4,488)
Sales and maturities of short-term investments	17,791	10,028	2,929
Redemption of investments	3,850	450	—
Long-term restricted cash	—	—	1,400
Purchases of property and equipment	(308)	(274)	(696)
Acquisition of intangible assets	(5,000)	—	(12,000)
Net cash paid for business combination	(842)	—	—

Net cash used in investing activities	(2,318)	(1,673)	(12,855)

Financing activities
Proceeds from draw down on credit facility	—	—	10,000
Exercise of stock options and warrants	384	260	77
Issuance of common stock, net	522	652	762

Net cash provided by financing activities	906	912	10,839

Increase (decrease) in cash and cash equivalents	(29,437)	36,243	(8,496)
Cash and cash equivalents at beginning of the year	86,129	49,886	58,382

Cash and cash equivalents at end of the year	$56,692	$86,129	$49,886

Supplemental disclosure of cash flow information:
Interest paid	$461	$460	$95

Income taxes paid	$1,349	$969	$91

See accompanying notes.

SANTARUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Principles of Consolidation
     The consolidated financial statements of the Company include the accounts of Santarus, Inc. and its wholly owned subsidiary, Covella Pharmaceuticals, Inc. (“Covella”). The Company does not have any interest in variable interest entities. All material intercompany transactions and balances have been eliminated in consolidation.
     In September 2010, the Company acquired the worldwide rights to SAN-300, a humanized anti-VLA-1 monoclonal antibody (“mAb”), through the acquisition of Covella pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”) with Covella, Lawrence C. Fritz, as the stockholder representative, and SAN Acquisition Corp., a wholly owned subsidiary of the Company (“Merger Sub”). In connection with the consummation of the transactions contemplated by the Merger Agreement, Merger Sub merged with and into Covella, and Covella survived as a wholly owned subsidiary of the Company.
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
     The following is a summary of the Company’s available-for-sale investment securities as of December 31, 2010 and 2009 (in thousands). All available-for-sale securities held as of December 31, 2010 and 2009 have contractual maturities within one year. There were no material gross realized gains or losses on sales of available-for-sale securities for the years ended December 31, 2010 and 2009.

	Amortized		Unrealized
	Cost	Market Value	Loss
December 31, 2010:
U.S. government sponsored enterprise securities	$5,405	$5,405	$—

December 31, 2009:
U.S. government sponsored enterprise securities	$3,852	$3,852	$—
U.S. Treasury securities	1,516	1,515	(1)

	$5,368	$5,367	$(1)

     The classification of available-for-sale securities in the Company’s consolidated balance sheets is as follows (in thousands):

	December 31,
	2010	2009
Short-term investments	$4,105	$3,967
Restricted cash	1,300	1,400

	$5,405	$5,367

     As of December 31, 2009, the Company held auction rate securities (“ARS”) and auction rate securities rights (“ARS Rights”) which were classified as trading securities. The Company classified the balance of its ARS and ARS Rights totaling $3.8 million in aggregate as short-term investments in the balance sheet as of December 31, 2009.
Fair Value Measurements
     The carrying values of the Company’s financial instruments, including cash, cash equivalents, accounts payable and accrued liabilities and the Company’s revolving credit facility approximate fair value due to the relative short-term nature of these instruments.
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

     The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and 2009 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2010:
Assets
Money market funds	$16,729	$—	$—	$16,729
U.S. government sponsored enterprise securities	—	45,368	—	45,368

	$16,729	$45,368	$—	$62,097

Liabilities
Contingent consideration	$—	$—	$2,057	$2,057

	$—	$—	$2,057	$2,057

December 31, 2009:
Assets
Money market funds	$60,663	$—	$—	$60,663
U.S. Treasury securities	1,515	—	—	1,515
U.S. government sponsored enterprise securities	—	29,318	—	29,318
Municipal debt obligations — auction rate securities	—	—	3,370	3,370
Auction rate securities rights	—	—	478	478

	$62,178	$29,318	$3,848	$95,344

     The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the years ended December 31, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2010	2009
Auction Rate Securities and Rights:
Beginning balance	$3,848	$4,250
Redemptions and sales, at par	(3,850)	(450)
Net unrealized gain included in net income (loss)	2	48

Ending balance	$—	$3,848

Contingent Consideration:
Beginning balance	$—	$—
Transfers in from business combination	1,900	—
Change in fair value recorded in operating expenses	157	—

Ending balance	$2,057	$—

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

The Company also agreed not to serve as a class representative or receive benefits under any class action settlement or investor fund. In July 2010, the Company exercised its ARS Rights, and UBS purchased all of the Company’s remaining outstanding ARS at par value totaling approximately $1.8 million.
     Level 3 liabilities include contingent milestone and royalty obligations the Company may pay related to the acquisition of Covella. The fair value of the contingent consideration has been determined using a probability-weighted discounted cash flow model. The key assumptions in applying this approach are the discount rate and the probability assigned to the milestone or royalty being achieved. Management remeasures the fair value of the contingent consideration at each reporting period, with any change in its fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in the estimate of the probability of achieving the milestone or royalty, being recorded in the current period’s statement of operations. The Company recorded a change in fair value of contingent consideration of $157,000 for 2010 representing an increase in the fair value of the contingent consideration resulting from the passage of time since the September 2010 acquisition date.
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
     The Company sells its products primarily to established wholesale distributors in the pharmaceutical industry. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is not required. Approximately 95% of the accounts receivable balance as of December 31, 2010 represented amounts due from four customers. Approximately 95% of the accounts receivable balance as of December 31, 2009 represented amounts due from three customers. The Company evaluates the collectability of its accounts receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, the Company did not record an allowance for doubtful accounts at December 31, 2010.
     The Company relies on third parties for the manufacture of both clinical and commercial quantities of its products, and the Company does not currently have any of its own manufacturing facilities. Although there are potential sources of supply other than the Company’s existing suppliers, any new supplier would be required to qualify under applicable regulatory requirements. For the Glumetza® (metformin hydrochloride extended release tablets) products, the Company relies on Depomed, Inc. (“Depomed”) to oversee product manufacturing and supply. In turn, Depomed relies on a Patheon, Inc. (“Patheon”) facility located in Puerto Rico to manufacture Glumetza 500 mg and a Valeant Pharmaceuticals International, Inc. facility located in Canada to manufacture Glumetza 1000 mg. The Company relies on a Patheon facility located in Ohio as the sole third-party manufacturer for Cycloset® (bromocriptine mesylate) tablets. The Company has agreed to purchase from Patheon not less than a specified percentage of the total amount of Cycloset offered for sale by the Company in the U.S.
     The Company currently relies on Norwich Pharmaceuticals, Inc. (“Norwich”) located in New York, as the sole third-party manufacturer of the brand and related authorized generic Zegerid® (omeprazole/sodium bicarbonate) Capsules product. The Company currently relies on a Patheon facility located in Canada as its sole commercial supplier for Zegerid Powder for Oral Suspension. The Company amended its commercial supply agreement with Patheon in October 2009 to provide that Patheon will serve as a potential future commercial supplier of Zegerid Capsules, which will ultimately require regulatory approval of a new drug application (“NDA”) supplement. The Company also currently relies on Union Quimico Farmaceutica, S.A. (“Uquifa”) located in Spain as its exclusive supplier of the omeprazole active ingredient in each of the Zegerid prescription products. Under the supply agreement with Uquifa, the Company is obligated to purchase all of its requirements of omeprazole from Uquifa.
     For the Rhucin® (recombinant human C1 inhibitor) development-stage product, the Company relies on Pharming Group NV (“Pharming”) to oversee product manufacturing and supply. In turn, Pharming utilizes certain of its own facilities as well as third-party manufacturing facilities for supply, all of which are located in Europe. For the budesonide MMX® and rifamycin SV MMX® development-stage products, the Company relies on Cosmo Technologies Limited (“Cosmo”), an affiliate of Cosmo Pharmaceuticals S.p.A., located in Italy, to manufacture and supply all of the Company’s drug product requirements.
Inventories, Net
     Inventories are stated at the lower of cost or market (net realizable value). Cost is determined by the first-in, first-out method. Inventories consist of finished goods and raw materials used in the manufacture of Cycloset tablets, Zegerid Capsules and the related authorized generic product, and Zegerid Powder for Oral Suspension. Also included in inventories are product samples of Glumetza which the Company purchases from Depomed under its promotion agreement. The Company provides reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and on firm purchase commitments, compared to forecasts of future sales. As of December 31, 2010, the Company has reserved approximately $1.9 million against on-hand inventories of its Zegerid products in connection with the launch of generic and authorized generic versions of prescription Zegerid Capsules and the Company’s related decision to cease promotion of Zegerid. In addition, as of December 31, 2010, the Company has reserved approximately $227,000 against on-hand inventories of product samples of Glumetza in connection with Depomed’s voluntary recall from wholesalers of certain lots of Glumetza 500 mg tablets.
Property and Equipment
     Property and equipment are stated at cost less accumulated depreciation and are depreciated over the estimated useful lives of the assets (ranging from three to five years) using the straight-line method. Leasehold improvements are depreciated over the estimated useful life of the asset or the lease term, whichever is shorter.
Business Combinations
     The Company accounted for the acquisition of Covella in accordance with the revised authoritative guidance for business combinations. This guidance establishes principles and requirements for recognizing and measuring the total consideration transferred to and the assets acquired and liabilities assumed in the acquired target in a business combination. The consideration paid to acquire Covella was required to be measured at fair value and included cash consideration, the issuance of the Company’s common stock and contingent consideration, which includes the Company’s obligation to make clinical and regulatory milestone payments based on success in developing product candidates in addition to a royalty on net sales of any commercial products resulting from the anti-VLA-1 mAb technology. After the total consideration transferred was calculated by determining the fair value of the contingent consideration plus the upfront cash and stock consideration, the Company assigned the purchase price of Covella to the fair value of the assets acquired and liabilities assumed. This allocation of the purchase price resulted in recognition of intangible assets related to in-process research and development (“IPR&D”) and goodwill. The determination and allocation of the consideration transferred requires the Company to make significant estimates and assumptions, especially at the acquisition date with respect to the fair value of the contingent consideration. The key assumptions in determining the fair value were the discount rate and the probability assigned to the potential milestone or royalty being achieved. The Company remeasures the fair value of the contingent consideration at each reporting period, with any change in its fair value being recorded in the current period’s operating expenses. Changes in the fair value may result from either the passage of time or events occurring after the acquisition date, such as changes in the estimate of the probability of achieving the milestone or royalty.
Intangible Assets and Goodwill
     The Company’s intangible assets are comprised primarily of acquired IPR&D and license agreements. Goodwill represents the excess of the cost over the fair value of net assets acquired from business combinations. The Company periodically assesses the carrying value of its intangible assets and goodwill, which requires the Company to make assumptions and judgments regarding the future cash flows of these assets. The assets are considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the following events or changes in circumstances:

•	the asset’s ability to generate income from operations and positive cash flow in future periods;

•	loss of legal ownership or title to the asset;

•	significant changes in the Company’s strategic business objectives and utilization of the asset(s); and

•	the impact of significant negative industry, regulatory or economic trends.
IPR&D will not be amortized until the related development process is complete and goodwill is not amortized. License agreements and other intangible assets are amortized over their estimated useful lives. If the assets are considered to be impaired, the impairment the Company recognizes is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fair value is determined by a combination of third-party sources and forecasted discounted cash flows. In addition, the Company bases the useful lives and related amortization expense on its estimate of the period that the assets will generate revenues or otherwise be used. The Company also periodically reviews the lives assigned to its intangible assets to ensure that the initial estimates do not exceed any revised estimated periods from which the Company expects to realize cash flows from the technologies. A change in any of the above-mentioned factors or estimates could result in an impairment charge which could negatively impact the Company’s results of operations. The Company has not recognized any impairment charges on its intangible assets or goodwill through December 31, 2010.
     Intangible assets and goodwill as of December 31, 2010 consisted of the following (in thousands):

	Weighted Average	Gross
	Amortization Period	Carrying	Accumulated	Intangible
	(years)	Amount	Amortization	Assets, Net
Intangible Assets Subject to Amortization:
License fees	7	$17,000	$(4,120)	$12,880

Intangible Assets and Goodwill Not Subject to Amortization:
In-process research and development				1,100
Goodwill				2,913

				4,013

Total intangible assets, net and goodwill				$16,893

     Intangible assets as of December 31, 2009 consisted of the following (in thousands):

	Weighted Average	Gross
	Amortization Period	Carrying	Accumulated	Intangible
	(years)	Amount	Amortization	Assets, Net
Intangible Assets Subject to Amortization:
License fees	8	$12,000	$(2,250)	$9,750

     For the years ended December 31, 2010, 2009 and 2008, total expense related to the amortization of intangible assets was approximately $1.9 million, $1.5 million and $750,000, respectively.

     Total future amortization expense related to intangible assets subject to amortization at December 31, 2010 is as follows (in thousands):

2011	$2,611
2012	2,611
2013	2,611
2014	2,611
2015	1,686
Thereafter through 2016	750

Total future amortization expense	$12,880

Revenue Recognition
     The Company recognizes revenue when there is persuasive evidence that an arrangement exists, title has passed, the price is fixed or determinable, and collectability is reasonably assured.
     Product Sales, Net. The Company sells its Cycloset and Zegerid products primarily to pharmaceutical wholesale distributors. The Company is obligated to accept from customers products that are returned within six months of their expiration date or up to 12 months beyond their expiration date. The Company authorizes returns for expired or damaged products in accordance with its return goods policy and procedures. The Company issues credit to the customer for expired or damaged returned product. The Company rarely exchanges product from inventory for returned product. At the time of sale, the Company records its estimates for product returns as a reduction to revenue at full sales value with a corresponding increase in the allowance for product returns liability. Actual returns are recorded as a reduction to the allowance for product returns liability at sales value with a corresponding decrease in accounts receivable for credit issued to the customer.
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
     The Company’s estimates of product returns, rebates and chargebacks require its most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. If actual future payments for returns, rebates, chargebacks and other discounts exceed the estimates the Company made at the time of sale, its financial position, results of operations and cash flows would be negatively impacted.
     The Company’s allowance for product returns was $13.5 million as of December 31, 2010 and $12.8 million as of December 31, 2009. The Company recognizes product sales at the time title passes to its customers, and the

Company provides for an estimate of future product returns at that time based upon historical product returns trends, analysis of product expiration dating and estimated inventory levels in the distribution channel, review of returns trends for similar products, if available, and the other factors discussed above. There may be a significant time lag between the date the Company determines the estimated allowance and when the Company receives the product return and issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods. The Company has been tracking its Zegerid product returns history by individual production batches from the time of its first commercial product launch of Zegerid Powder for Oral Suspension 20 mg in late 2004, taking into consideration product expiration dating and estimated inventory levels in the distribution channel. The Company launched Cycloset in November 2010 and has not experienced any returns through December 31, 2010. The Company has provided for an estimate of Cycloset product returns based upon its review of returns trends for similar products and taking into consideration its Zegerid product returns history.
     The Company’s allowance for rebates, chargebacks and other discounts was $13.7 million as of December 31, 2010 and $34.7 million as of December 31, 2009. These allowances reflect an estimate of the Company’s liability for rebates due to managed care organizations under specific contracts, rebates due to various organizations under Medicare contracts and regulations, chargebacks due to various organizations purchasing the Company’s products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. The Company estimates its liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, the Company evaluates its outstanding contracts and applies the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, the Company projects the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by the Company and/or its competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date the Company determines the estimated allowance and when the Company makes the contractual payment or issue credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods.
     In late June 2010, the Company began selling an authorized generic version of its prescription Zegerid Capsules under a distribution and supply agreement with Prasco, LLC (“Prasco”). Prasco has agreed to purchase all of its authorized generic product requirements from the Company and pays a specified invoice supply price for such products. The Company recognizes revenue from shipments to Prasco at the invoice supply price and the related cost of product sales when title transfers, which is generally at the time of shipment. The Company is also entitled to receive a percentage of the gross margin on sales of the authorized generic products by Prasco, which the Company recognizes as an addition to product sales, net when Prasco reports to the Company the gross margin from the ultimate sale of the products. Any adjustments to the gross margin related to Prasco’s estimated sales discounts and other deductions are recognized in the period Prasco reports the amounts to the Company.
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
Patent Costs
     Costs related to filing and pursuing patent applications are included in selling, general and administrative expenses and expensed as incurred as recoverability of such expenditures is uncertain.
Shipping and Handling Costs
     The Company generally does not charge its customers for freight. The amounts of such costs are included in selling, general and administrative expenses and are not material.
Advertising Expense
     The Company records the cost of its advertising efforts when services are performed or goods are delivered. The Company recorded approximately $3.0 million, $2.6 million and $3.5 million in advertising expense for the years ended December 31, 2010, 2009 and 2008, respectively.
Stock-Based Compensation
     The Company estimates the fair value of stock options and employee stock purchase plan rights granted using the Black-Scholes valuation model. The Company amortizes the fair value of options granted on a straight-line basis over the requisite service period of the awards, which is generally the vesting period of one to four years. Pre-vesting forfeitures were estimated to be approximately 0% for 2010, 2009 and 2008 as the majority of options granted contain monthly vesting terms. For the years ended December 31, 2010, 2009 and 2008, the Company recognized approximately $5.4 million, $4.6 million and $4.2 million, respectively, of total stock-based compensation.
     In 2010, stock-based compensation included approximately $352,000 related to the Company’s corporate restructuring implemented in the third quarter of 2010. The Company offered to accelerate the vesting of stock options by six months and extend the period for exercising vested stock options by twelve months from each affected employee’s termination date. In 2008, certain stock options were granted to employees at or above the vice president level that vest upon the attainment of specific financial performance targets. The measurement date of stock options containing performance-based vesting is the date the stock option grant is authorized and the specific performance goals are communicated. Compensation expense is recognized based on the probability that the performance criteria will be met. The recognition of compensation expense associated with performance-based vesting requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. The continued assessment of probability may result in additional expense recognition or expense reversal depending on the level of achievement of the performance goals. In 2009, stock-based compensation expense included approximately $355,000 related to stock options containing performance-based vesting.
     The fair value of each option is estimated on the date of grant using the Black-Scholes valuation model. The following assumptions were used during these periods:

	Years Ended December 31,
	2010			2009			2008
Stock Options:
Risk-free interest rate	1.8%	—	3.0%	1.6%	—	3.1%	1.5%	—	3.4%
Expected volatility	70%	—	71%	68%	—	72%	64%	—	68%
Expected life of options (years)	5.27	—	6.08%	5.27	—	6.08%	5.27	—	6.58%
Expected dividend yield		—			—			—

Employee Stock Purchase Plan:
Risk-free interest rate	0.1%	—	0.2%	0.1%	—	0.3%	0.1%	—	2.0%
Expected volatility	70%	—	71%	71%	—	72%	64%	—	68%
Expected life of options (years)	0.50			0.50			0.50
Expected dividend yield		—			—			—
     Risk-Free Interest Rate. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the option.
     Expected Volatility. In determining its volatility factor, the Company performs an analysis of its historical volatility since its initial public offering in April 2004. In addition, the Company considers the expected volatility of similar entities. In evaluating similar entities, the Company considers factors such as industry, stage of development, size and financial leverage.
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
     The weighted average per share fair value of stock options granted in the years ended December 31, 2010, 2009 and 2008 was $2.86, $0.80 and $1.41, respectively. The weighted average per share fair value of employee stock purchase plan rights granted in the years ended December 31, 2010, 2009 and 2008 was $0.95, $0.98 and $0.78, respectively. As of December 31, 2010, total unrecognized compensation cost related to stock options and employee stock purchase plan rights was approximately $8.0 million, and the weighted average period over which it is expected to be recognized is 2.7 years.
Comprehensive Income (Loss)
     Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss), specifically unrealized gains and losses on securities available-for-sale. Comprehensive income (loss) consists of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Net income (loss)	$(18,474)	$32,115	$(18,517)
Unrealized gain (loss) on investments	1	(3)	2

Comprehensive income (loss)	$(18,473)	$32,112	$(18,515)

Net Income (Loss) Per Share
     Basic income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, contingently issuable shares, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted income (loss) per share when their effect is dilutive. Potentially dilutive securities totaling 17.0 million shares, 9.9 million shares and 11.8 million shares for 2010, 2009 and 2008, respectively, were excluded from the calculation of diluted income (loss) per share because of their anti-dilutive effect.

	Years Ended December 31,
	2010	2009	2008
Numerator:
Net income (loss) (in thousands)	$(18,474)	$32,115	$(18,517)

Denominator:
Weighted average common shares outstanding	58,734,397	57,994,506	51,836,524
Weighted average unvested common shares subject to repurchase	—	—	(1,042)

Denominator for basic net income (loss) per share	58,734,397	57,994,506	51,835,482

Net effect of dilutive common stock equivalents	—	1,679,360	—

Denominator for diluted net income (loss) per share	58,734,397	59,673,866	51,835,482

Net income (loss) per share
Basic	$(0.31)	$0.55	$(0.36)

Diluted	$(0.31)	$0.54	$(0.36)

Segment Reporting
     Management has determined that the Company operates in one business segment which is the development and commercialization of pharmaceutical products.
Recent Accounting Pronouncements
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends existing revenue recognition accounting pronouncements related to multiple-deliverable revenue arrangements. The new guidance provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. This guidance expands the methods under which a company can establish the fair value of undelivered products and services and provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.

     In December 2010, the FASB issued authoritative guidance concerning the recognition and classification of the new annual fee payable by branded prescription drug manufacturers and importers on branded prescription drugs which was mandated under the health care reform legislation enacted in the U.S. in March 2010. Under this new authoritative guidance, the annual fee should be estimated and recognized in full as a liability upon the first qualifying commercial sale with a corresponding deferred cost that is amortized to operating expenses using a straight-line method unless another method better allocates the fee over the calendar year in which it is payable. This new guidance is effective for calendar years beginning on or after December 31, 2010, when the fee initially becomes effective.
2. Balance Sheet Details
     Inventories, net consist of the following (in thousands):

	December 31,
	2010	2009
Raw materials	$797	$1,071
Finished goods	4,418	4,269

	5,215	5,340
Allowance for excess and obsolete inventory	(2,190)	(4)

	$3,025	$5,336

     Property and equipment, net consist of the following (in thousands):

	December 31,
	2010	2009
Computer equipment and software	$1,554	$1,344
Office equipment and furniture	1,219	1,219
Leasehold improvements	468	468

	3,241	3,031
Less: accumulated depreciation and amortization	(2,467)	(2,156)

	$774	$875

     For the years ended December 31, 2010, 2009 and 2008, depreciation expense was approximately $408,000, $387,000 and $374,000, respectively.
     Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Accounts payable	$1,716	$8,782
Accrued compensation and benefits	5,017	7,525
Accrued rebates	12,322	31,268
Accrued license fees and royalties	4,471	1,831
Accrued contract sales organization expenses	54	1,573
Accrued research and development expenses	2,862	3,421
Income taxes payable	332	1,267
Other accrued liabilities	2,698	3,009

	$29,472	$58,676

3. Significant Agreements
Promotion Agreement with Depomed
     In July 2008, the Company entered into a promotion agreement with Depomed granting the Company exclusive rights to promote Depomed’s Glumetza products in the U.S. Glumetza is a once-daily, extended-release formulation of metformin that incorporates patented drug delivery technology and is indicated as an adjunct to diet and exercise to improve glycemic control in adult patients with type 2 diabetes.
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
     In October 2010, the Company entered into a letter agreement with Depomed for matters related to the Glumetza 500 mg recall and resupply activities. Glumetza 500 mg was the subject of a voluntary recall and supply interruption which resulted in the unavailability of this dosage strength from June 2010 through early January 2011. Pursuant to the letter agreement, the Company and Depomed, among other matters, agreed: (i) to work together on establishing a mutually agreeable resupply plan for Glumetza 500 mg and to share responsibility for any potential 2,4,6-tribromoanisole, or TBA-related recall and third party costs arising out of the resupply efforts in the future; (ii) upon a mutual release of potential claims resulting from the recall and associated interruption to supply; (iii) on the construction of provisions of the contract related to Glumetza 500 mg inventory written off in connection with the recall, such that certain inventory write-offs are excluded from the gross margin calculation; (iv) on reimbursement of the Company’s out-of-pocket recall costs incurred to date (including marketing programs directly related to the resupply of Glumetza 500 mg); (v) on a reduction in the Company’s minimum sales force expense obligation for 2011 and 2012, and that a minimum number of first position detail calls will be directed to certain targeted physicians in each of those years; (vi) that, for purposes of determining whether 2010 Glumetza net product sales trigger the $3.0 million milestone that is payable when annual net product sales exceed $50.0 million, 2010 will be considered the 13-month period ending January 31, 2011, and that a reduction in the Company’s marketing expense obligation for 2011 and 2012 applicable if 2010 annual net product sales are less than $50 million will apply even in the event 2010 annual net product sales (for the 12-month period ending December 31, 2010) exceed $50 million; and (vii) to an extension of the period during which Depomed may elect to co-promote Glumetza to obstetricians and gynecologists through July 21, 2013.
     Under the terms of the promotion agreement, the Company paid Depomed a $12.0 million upfront fee. The $12.0 million upfront fee has been capitalized and included in intangible assets and is being amortized to license fee expense over the estimated useful life of the asset on a straight-line basis through mid-2016. The Company is obligated to pay a $3.0 million sales milestone, of which $2.7 million was accrued in 2010, based on having achieved Glumetza net product sales in excess of $50.0 million during the 13-month period ending January 31, 2011. The Company may also be required to pay Depomed additional one-time sales milestones totaling up to $13.0 million in the aggregate based on the achievement of specified levels of annual Glumetza net product sales as follows: $3.0 million if net sales exceed $80.0 million, $5.0 million if net sales exceed $110.0 million, and $5.0 million if net sales exceed $140.0 million. Depomed records revenue from the sales of Glumetza products and pays the Company a fee of 80% (through September 30, 2010) and 75% (for all periods thereafter) of the gross margin earned from all net sales of Glumetza products in the U.S., with gross margin defined as net sales less cost of goods. Depomed is responsible for overseeing product manufacturing and supply. The Company is responsible for all costs associated with its sales force and for all other sales and marketing-related expenses associated with its promotion of Glumetza products. A joint commercialization committee has been formed to oversee and guide the strategic direction of the Glumetza alliance.
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

     Under the terms of the distribution and license agreement, the Company paid to S2 and VeroScience an upfront fee totaling $5.0 million. The $5.0 million upfront fee has been capitalized and included in intangible assets and is being amortized to license fee expense over the estimated useful life of the asset on a straight-line basis through early 2015. The Company will record all sales of Cycloset and will pay a product royalty to S2 and VeroScience of 35% of the gross margin associated with net sales of Cycloset up to $100 million of cumulative total gross margin, increasing to 40% thereafter. Gross margin is defined as net sales less cost of goods sold. In the event net sales of Cycloset exceed $100 million in a calendar year, the Company will pay an additional 3% of the gross margin to S2 and VeroScience on incremental net sales over $100 million.
     The Company launched Cycloset in November 2010. The Company is responsible for overseeing the manufacturing and distribution of Cycloset, and accordingly, S2’s existing agreements relating to the manufacture of Cycloset have been assumed by the Company. The Company is also responsible for all costs associated with its sales force and for all other sales and marketing-related expenses associated with its promotion of Cycloset. S2 retains the right to co-promote Cycloset at its sole cost and expense under the same trademark in portions of the U.S. where the Company is not actively promoting Cycloset. VeroScience, the holder of the U.S. regulatory approval for Cycloset, is responsible for overseeing regulatory matters. A joint steering committee consisting of representatives from the three companies has been formed to share information concerning the Cycloset development, manufacturing and promotion efforts in the U.S.
Distribution and Supply Agreement with Prasco
     In April 2010, the Company entered into a distribution and supply agreement with Prasco, which grants Prasco the right to distribute and sell an authorized generic version of the Company’s Zegerid prescription products in the U.S. Prasco has agreed to purchase all of its authorized generic product requirements from the Company and will pay a specified invoice supply price for such products. Prasco is also obligated to pay the Company a percentage of the gross margin on sales of the authorized generic products. In late June 2010, as a result of Par Pharmaceutical, Inc.’s (“Par’s”) decision to launch its generic version of Zegerid Capsules, Prasco commenced shipment of an authorized generic of Zegerid Capsules in 20 mg and 40 mg dosage strengths in the U.S. under the Prasco label.
License Agreement with University of Missouri
     In January 2001, the Company entered into a technology license agreement with the University of Missouri. Under the technology license agreement, the University of Missouri granted the Company an exclusive, worldwide license to patents and pending patent applications relating to specific formulations of PPIs with antacids and other buffering agents and methods of using these formulations. Pursuant to the terms of the license agreement, the Company issued to the University of Missouri 164,284 shares of the Company’s common stock and paid an upfront licensing fee of $1.0 million, a one-time $1.0 million milestone fee following the filing of the Company’s first NDA in 2003 and a one-time $5.0 million milestone fee following the FDA’s approval of Zegerid Powder for Oral Suspension 20 mg in 2004. The Company is required to make additional milestone payments to the University of Missouri upon initial commercial sale in specified territories outside the U.S., which may total up to $3.5 million in the aggregate. The Company is also required to make milestone payments based on first-time achievement of significant sales thresholds, up to a maximum of $86.3 million, the first of which was a one-time $2.5 million milestone payment accrued in 2008 and paid in 2009. This one-time $2.5 million milestone payment was based upon initial achievement of $100.0 million in annual calendar year net product sales of immediate-release omeprazole products, which included sales by the Company and Glaxo Group Limited, an affiliate of GlaxoSmithKline plc (“GSK”) in 2008. The Company is also obligated to pay royalties on net sales of the Company’s products and any products commercialized by GSK, Schering-Plough HealthCare Products, Inc. (“Merck”), a subsidiary of Merck & Co., Inc., and Norgine B.V. (“Norgine”) under the Company’s existing license and distribution agreements.
License Agreement and Supply Agreement with Pharming
     In September 2010, the Company entered into a license agreement and a supply agreement with Pharming under which the Company was granted certain non-exclusive rights to develop and manufacture, and certain exclusive rights to commercialize Rhucin in the U.S., Canada and Mexico for the treatment of acute attacks of hereditary angioedema (“HAE”) and other future indications, as further described below.

     License Agreement
     Under the license agreement, Pharming granted the Company the non-exclusive rights to develop and manufacture and the exclusive right to commercialize licensed products in the U.S., Canada and Mexico. In partial consideration of the licenses granted under the license agreement, the Company paid Pharming a $15.0 million upfront fee in September 2010 and will be required to pay an additional $5.0 million milestone upon FDA acceptance of a biologic license application (“BLA”) for Rhucin. The Company may also be required to pay Pharming additional success-based clinical and commercial milestones totaling up to an aggregate of $30.0 million, depending upon the achievement of developmental and commercial objectives. In addition, the Company will be required to pay certain one-time performance milestones if the Company achieves certain aggregate net sales levels of Rhucin. The amount of each such milestone payment varies upon the level of net sales in a calendar year. The maximum amount of all such payments to Pharming would be $45.0 million, assuming net sales exceeded $500 million in a calendar year. As consideration for the licenses and rights granted under the license agreement, and as compensation for the commercial supply of Rhucin by Pharming pursuant to the supply agreement described below, the Company will pay Pharming a tiered supply price, based on a percentage of net sales of Rhucin, subject to reduction in certain events. The Company recorded license fee expense of $15.0 million in 2010, representing the upfront fee paid in September 2010.
     Under the license agreement, Pharming is responsible for conducting the current phase IIIb clinical study for Rhucin for HAE and all costs of such clinical development. Pharming is also responsible for preparing and filing the BLA for the treatment of HAE in the U.S. The Company will be responsible for seeking regulatory approval for the treatment of HAE for Canada and Mexico.
     The Company and Pharming will share responsibility for conducting clinical development of Rhucin for the treatment or prevention of renal transplantation rejection in humans, and will equally share the costs of such clinical development. The Company will be responsible for preparing and filing the drug approval application for the treatment or prevention of renal transplantation rejection in humans throughout the U.S., Canada and Mexico and for seeking regulatory approval to market and sell Rhucin for such indication.
     Either party may propose the development of Rhucin for an additional indication in the U.S., Canada and Mexico, to which the other party may opt-in.
     The Company has agreed to use commercially reasonable efforts to promote, sell and distribute Rhucin in the U.S., Canada and Mexico, including launching Rhucin for the treatment of HAE in the U.S. within 120 days following receipt of U.S. regulatory approval. During the term of the license agreement, Pharming has agreed not to, and to insure that its distributors and dealers do not, sell Rhucin to any customer in the U.S., Canada and Mexico. Both parties have agreed not to manufacture, develop, promote, market or distribute any other forms of C1 inhibitors for use in the U.S., Canada and Mexico during the term.
     Supply Agreement
     Under the supply agreement, Pharming will manufacture and exclusively supply to the Company, and the Company will exclusively order from Pharming, Rhucin at the supply price for commercialization activities. Pharming will manufacture and supply recombinant human C1 inhibitor products to the Company at cost for development activities.
     Pharming will maintain any drug master files and the Company will have a right to reference any such drug master files for the purpose of obtaining regulatory approval of Rhucin in the U.S., Canada and Mexico. Pharming will be responsible for obtaining and maintaining all manufacturing approvals and related costs.
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
Strategic Collaboration with Cosmo
     In December 2008, the Company entered into a strategic collaboration with Cosmo including a license agreement, stock issuance agreement and registration rights agreement, under which the Company was granted exclusive rights to develop and commercialize the budesonide MMX and rifamycin SV MMX development-stage products in the U.S. As upfront consideration, the Company issued 6,000,000 shares of its common stock and made a cash payment of $2.5 million to Cosmo. In addition, in November 2010, following the completion of the phase III studies for budesonide MMX, Cosmo elected to receive payment of a clinical milestone through the issuance of 972,132 shares of the Company’s common stock. The Company may also be required to pay Cosmo up to a total of an additional $6.0 million in clinical and regulatory milestones for the initial indications for the licensed products, up to $6.0 million in clinical and regulatory milestones for a second indication for rifamycin SV MMX and up to $57.5 million in commercial milestones. The milestones may be paid in cash or through issuance of additional shares of the Company’s common stock, at Cosmo’s option, subject to certain limitations.
     The Company will be required to pay tiered royalties to Cosmo ranging from 12% to 14% on net sales of each licensed product the Company sells. Such royalties are subject to reduction in certain circumstances, including in the event of market launch in the U.S. of a generic version of a licensed product. The Company is responsible for one-half of the total out-of-pocket costs associated with the budesonide MMX phase III clinical program and for all of the out-of-pocket costs for the first ongoing rifamycin SV MMX phase III U.S. registration. In the event that additional clinical work is required to obtain U.S. regulatory approval for either of the licensed products, the parties will agree on cost sharing. Cosmo is responsible for any additional pre-clinical costs for rifamycin SV MMX and for any product development and scale-up costs for either of the licensed products.
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
     As described above, the Company issued to Cosmo 6,000,000 shares of common stock as upfront consideration under the license agreement. In addition, in November 2010 the Company issued to Cosmo an additional 972,132 shares of the Company’s common stock as payment for a clinical milestone. The Company will make additional payments to Cosmo upon the achievement of certain development and commercial milestones, which milestones may be paid in cash or through issuance of additional shares of common stock, at Cosmo’s option. The Company’s obligation to issue additional shares of common stock to Cosmo upon the achievement of one or more milestones is subject to certain limitations, including that the total number of shares of common stock issued to Cosmo, including the initial 6,000,000 shares, shall not exceed 10,300,000 shares. Any such additional shares to be issued will be valued at the average daily closing price of the common stock as reported on the Nasdaq Global Market for the 30 consecutive trading days ending on the day immediately prior to the achievement of the applicable milestone.
     For the six months following the issuance of any shares of common stock upon achievement of milestones, Cosmo has agreed that it will not transfer or dispose of any such issued shares. In addition, Cosmo has agreed that through December 15, 2011 neither it nor its affiliates will acquire beneficial ownership of additional shares of the Company’s common stock, other than under the stock issuance agreement, subject to certain exceptions.
     Under the terms of the registration rights agreement, as amended, the Company filed a resale registration statement on Form S-3 with the Securities and Exchange Commission, or SEC, to register the resale of the initial 6,000,000 shares issued to Cosmo under the stock issuance agreement, which registration statement was declared effective by the SEC in April 2009. In November 2010, the Company filed a second registration statement on Form S-3 with the SEC to cover the additional 972,132 shares issued to Cosmo in connection with a clinical milestone payment, which registration statement was declared effective by the SEC in December 2010. The Company is obligated to file additional registration statements for any additional shares issued to Cosmo under the stock issuance agreement and to use best efforts to have any such registration statements declared effective by the SEC.
     The Company recorded the upfront cash payment of $2.5 million and the fair value of the 6,000,000 shares of its common stock issued to Cosmo of approximately $7.5 million in license fees and royalties expense in 2008. The Company estimated a fair value of $1.24 per share for the initial 6,000,000 shares of its common stock issued to Cosmo, which reflected a discount of approximately 38% on the $2.00 per share closing price of its common stock on the issuance date. For a publicly traded stock, the fair value of a single unrestricted share of common stock is assumed to be equivalent to the quoted market price on the valuation date. However, since the 6,000,000 shares issued to Cosmo had a 15-month trading restriction pursuant to the stock issuance agreement, the Company calculated a discount for lack of marketability (“DLOM”) applicable to the quoted market price. The Company calculated the DLOM associated with the contractual restriction using the Black-Scholes valuation model for a hypothetical put option with the following assumptions: life of the option of 1.25 years; risk-free interest rate of 0.58%; volatility of 90%; and dividend rate of 0%. The Company recorded the fair value of the 972,132 shares of its common stock issued to Cosmo for the clinical milestone achievement of approximately $2.7 million in license fees and royalties expense in 2010. As these shares have a six-month trading restriction pursuant to the stock issuance agreement, the Company estimated a fair value of $2.805 per share, which reflected a discount of approximately 15% on the $3.30 per share closing price of its common stock on the milestone achievement date. The Company calculated the DLOM associated with the contractual restriction using the Black-Scholes valuation model for a hypothetical put option with the following assumptions: life of the option of 0.5 years; risk-free interest rate of 0.16%; volatility of 55%; and dividend rate of 0%.
OTC License Agreement with Merck
     In October 2006, the Company entered into a license agreement with Merck pursuant to which the Company granted Merck rights to develop, manufacture, market and sell Zegerid OTC® products in the lower dosage strength of 20 mg in the U.S. and Canada. Merck is required to use active, sustained and diligent efforts to conduct and complete in a timely manner all activities required to develop licensed products, receive marketing approval for licensed products and market, sell and generate and meet market demand for licensed products in the licensed territories. Merck’s diligence requirements include minimum marketing spending commitments and the utilization of the Zegerid name in any over-the-counter (“OTC”) product marks, as more specifically described in the license agreement.
     In November 2006, the Company received a nonrefundable $15.0 million upfront license fee from Merck. The $15.0 million upfront payment was amortized to revenue on a straight-line basis over a 37-month period through the end of 2009 which represented the period over which the Company had significant responsibilities under the agreement. In August 2007, the Company received a $5.0 million milestone payment relating to progress on clinical product development strategy. In June 2008, the Company received a $2.5 million regulatory milestone relating to FDA acceptance for filing of the NDA submitted by Merck for Zegerid OTC (omeprazole 20 mg/sodium bicarbonate 1100 mg capsules). In December 2009, the Company received a $20.0 million milestone payment following the approval of the NDA submitted by Merck for Zegerid OTC. The Company recognized the $5.0 million milestone payment, the $2.5 million milestone payment and the $20.0 million milestone payment as revenue in 2007, 2008 and 2009, respectively, due to the substantive nature of the milestones achieved and since the Company had no ongoing obligations associated with these milestones. The Company may receive up to an additional $37.5 million in milestone payments upon the achievement of specified sales milestones. The Company is also entitled to receive low double-digit royalties, subject to adjustment in certain circumstances, on net sales of any OTC products sold by Merck under the license agreement. In turn, the Company is obligated to pay royalties to the University of Missouri based on net sales of any OTC products sold by Merck.
License Agreement with Glaxo Group Limited
     In November 2007, the Company entered into a license agreement with GSK, granting GSK certain exclusive rights to commercialize prescription and OTC immediate-release omeprazole products in a number of international markets.

     Under the license agreement, GSK is responsible for the development, manufacture and commercialization of prescription and OTC immediate-release omeprazole products for sale in up to 114 countries within Africa, Asia, the Middle-East and Central and South America. GSK bears all costs for its activities under the license agreement.
     Under the license agreement, in December 2007, the Company received an $11.5 million upfront fee, and the Company is entitled to receive tiered royalties equal to a percentage of net sales, ranging from the mid-teens to mid-twenties, of any licensed products sold by GSK under the license agreement. The royalties are subject to reduction on a country-by-country basis in the event that sales of any generic products achieve a specific level of market share, referred to as “generic competition” in such country. In turn, the Company is obligated to pay royalties to the University of Missouri based on net sales of any licensed products sold by GSK. GSK has an option to make a buy-out payment in 2027, the 20th anniversary of the license agreement, after which time, GSK’s royalty obligations generally would end. To support GSK’s initial launch costs, the Company agreed to waive the first $2.5 million of aggregate royalties payable under the license agreement. Of the total $11.5 million upfront payment, the $2.5 million in waived royalty obligations was recorded as deferred revenue and will be recognized as revenue when the royalties are earned. The remaining $9.0 million was also recorded as deferred revenue and was amortized to revenue on a straight-line basis over an 18-month period through May 2009, which represented the period the Company had significant obligations under the agreement.
License Agreement with Norgine
     In October 2009, the Company entered into a license agreement with Norgine granting Norgine certain exclusive rights to develop, manufacture and commercialize prescription immediate-release omeprazole products in specified markets in Western, Central and Eastern Europe and in Israel. Under the license agreement, the Company received a nonrefundable upfront payment of $2.5 million in October 2009. The $2.5 million upfront payment was amortized to revenue on a straight-line basis over a three-month period through early January 2010 which represented the period over which the Company had significant responsibilities under the agreement. The Company will also be entitled to receive up to an additional $10.0 million in milestone payments upon the achievement of certain regulatory events, subject to reductions based on Norgine’s actual out-of-pocket costs directly related to its clinical, regulatory and reimbursement efforts for a “major” country as defined under the license agreement. Norgine will also pay the Company tiered royalties ranging from the mid- to high-teens, subject to reduction in certain limited circumstances, on net sales of any products sold under the license agreement. In turn, the Company will be obligated to pay royalties to the University of Missouri based on net sales of any licensed products sold by Norgine.
4. Acquisition of Covella
Merger Agreement
     In September 2010, the Company acquired the worldwide rights to SAN-300 through the acquisition of Covella pursuant to the terms of the Merger Agreement. In connection with the consummation of the transactions contemplated by the Merger Agreement, Covella survived as a wholly owned subsidiary of the Company.
     Prior to the Company’s acquisition of Covella, Covella was a privately held company owned by a small number of stockholders, including Westfield Capital Management Company, LP (“Westfield”), among others. In addition to its portion of the merger consideration, Westfield also received $600,000 as repayment of debt owed by Covella.
     Under the terms of the Merger Agreement, the Company paid to the Covella stockholders upfront consideration of $862,000 in cash, including the $600,000 Westfield repayment. The Company also issued to the Covella stockholders 181,342 unregistered shares of the Company’s common stock (subject to a 12-month lock-up period). The Company assumed responsibility for payment of approximately $467,000 in Covella liabilities and will make clinical and regulatory milestone payments totaling up to an aggregate of $37.7 million (consisting of a combination of cash and the Company’s common stock) based on success in developing product candidates (with the first such milestone being payable upon successful completion of the first Phase II(b) clinical study). The Company may also be required to pay a royalty equal to a low single digit percentage rate of net sales of any commercial products resulting from the anti-VLA-1 mAb technology. See contingent consideration liability discussed below.

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
Amended License with Biogen
     In connection with the Merger Agreement, the Company and Covella entered into an Amendment to License Agreement dated September 10, 2010 with Biogen Idec MA Inc. (“Biogen”), amending an existing license agreement dated January 22, 2009 between Covella and Biogen (the “Amended License”). Under the terms of the Amended License, Biogen has granted Covella an exclusive, worldwide license to patents and certain know-how and other intellectual property owned and controlled by Biogen relating to the SAN-300 and the anti-VLA-1 mAb development program. Covella is required to use commercially reasonable efforts to develop and commercialize at least one licensed product.
     In connection with the execution of the Amended License, the Company paid to Biogen $50,000 in cash and issued to Biogen 55,970 unregistered shares of the Company’s common stock. In addition, the Company is obligated to make clinical, regulatory and sales milestone payments to Biogen based on success in developing and commercializing development-stage products (with the first such milestone being payable upon successful completion of the first Phase II(b) clinical study). The amounts of the clinical and regulatory milestone payments vary depending on the type of product, the number of indications, and other specifically negotiated milestones. If SAN-300 is the first to achieve all applicable milestones for three indications, the Company will be required to pay Biogen maximum aggregate clinical and regulatory milestone payments of $97.2 million. The amount of the commercial milestone payments the Company will be required to pay Biogen will depend on the level of net sales of a particular product in a calendar year. The maximum aggregate commercial milestone payments to Biogen total $105.5 million for SAN-300, assuming cumulative net sales of at least $5 billion of such product, and total $60.25 million for products containing certain other compositions as described in the license, assuming cumulative net sales of at least $5 billion of such products. In addition, the Company will be required to pay tiered royalties ranging from low single digit to low double digit percentage rates, subject to reduction in certain limited circumstances, on net sales of products developed under the Amended License.
     Under the Amended License, Biogen has a right of first offer to supply Covella’s requirements of licensed products and a right of negotiation in the event that the Company decides to sublicense the right to commercialize a licensed product to a third party.
Purchase Price
     The acquisition of Covella was accounted for using the acquisition method of accounting in accordance with the revised authoritative guidance for business combinations and, accordingly, the Company has included the results of operations of Covella in its consolidated statement of operations from the date of acquisition. Neither separate financial statements nor pro forma results of operations have been presented because the acquisition does not meet the qualitative or quantitative materiality tests under Regulation S-X. Approximately $352,000 of costs associated with the Company’s acquisition of Covella has been included in selling, general and administrative expenses for 2010.
     The estimated purchase price is determined as follows (in thousands):

Cash paid on closing date	$862
Fair value of Santarus common stock issued to sellers on closing date	364
Contingent consideration liability	1,900

$3,126

     In addition to cash payments, the Company issued to the Covella stockholders 181,342 unregistered shares of the Company’s common stock (subject to a 12-month lock-up period to expire on September 10, 2011). The total fair value of the common stock issued was approximately $364,000. The Company estimated a fair value of $2.01 per share, which reflects a discount of approximately 25% on the $2.68 closing price of its common stock on September 9, 2010. For a publicly traded stock, the fair value of a single unrestricted share of common stock is assumed to be equivalent to the quoted market price on the valuation date. However, since the 181,342 shares of common stock issued to the Covella stockholders are subject to a 12-month trading restriction, the Company calculated a DLOM applicable to the quoted market price. The Company calculated the DLOM associated with the contractual restriction using the Black-Scholes valuation model for a hypothetical put option with the following assumptions: life of the option of one year; risk-free interest rate of 0.27%; volatility of 65%; and dividend rate of 0%.
     The purchase price, including the value of the consideration transferred, and the purchase price allocation for the acquisition of Covella is set forth below (in thousands):

Cash	$20
Intangible assets	1,100
Goodwill	2,913
Liabilities assumed	(467)
Deferred tax liabilities (long-term)	(440)

$3,126

     Intangible assets acquired consisted of IPR&D determined to be approximately $1.1 million. The fair value of the IPR&D has been determined using the multi-period excess earnings method which is a form of the discounted cash flow model. The approach was based on probability-adjusted projected net cash flows attributable to the IPR&D discounted using a weighted average cost of capital. The IPR&D is considered an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. The IPR&D asset is subject to impairment testing and will not be amortized until the development process is complete.
Contingent Consideration Liability
     Under the terms of the Merger Agreement, the Company is obligated to make clinical and regulatory milestone payments based on success in developing product candidates in addition to a royalty on net sales of any commercial products resulting from the anti-VLA-1 mAb technology. The fair value of the contingent consideration at the closing date was determined to be approximately $1.9 million using a probability-weighted discounted cash flow. The key assumptions in applying this approach were the discount rate and the probability assigned to the milestone or royalty being achieved. Management remeasures the fair value of the contingent consideration at each reporting period, with any change in its fair value being recorded in the current period’s statement of operations. Changes in the fair value may result from either the passage of time or events occurring after the acquisition date, such as changes in the estimate of the probability of achieving the milestone or royalty. The Company recorded a change in fair value of contingent consideration of $157,000 for 2010, which is included in operating expenses, representing an increase in the fair value of the contingent consideration resulting from the passage of time since the September 2010 acquisition date. The fair value of the contingent consideration is included in long-term liabilities in the Company’s consolidated balance sheet at December 31, 2010.
5. Restructuring
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
     The Company offered outplacement services and severance benefits to the affected employees, including cash severance payments and payment of COBRA healthcare coverage for specified periods. In addition, the Company offered to accelerate the vesting of stock options by six months and extend the period for exercising vested stock options by twelve months from each affected employee’s termination date. Each affected employee’s eligibility for the severance benefits was contingent upon such employee’s execution of a separation agreement, which included a general release of claims against the Company. As a result of the restructuring, the Company recorded a restructuring charge of $7.1 million in 2010, which is included on a separate line in the Company’s consolidated statement of operations. The Company does not expect to incur significant additional charges, and the components of the restructuring charge are summarized in the following table (in thousands):

		Year Ended
	Balance	December 31, 2010			Balance
	January 1,	Charges to	Cash	Non-Cash	December 31,
	2010	Expense	Payments	Charges	2010
One-time termination benefits	$—	$4,992	$(4,992)	$—	$—
Contract termination costs	—	1,738	(1,738)	—	—
Stock-based compensation	—	352	—	(352)	—

Total	$—	$7,082	$(6,730)	$(352)	$—

6. Long-Term Debt
     On July 11, 2008, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Comerica Bank (“Comerica”). The Amended Loan Agreement amends and restates the terms of the original Loan and Security Agreement entered into between the Company and Comerica in July 2006. In December 2008, the Company drew down $10.0 million under the Amended Loan Agreement. The credit facility under the Amended Loan Agreement consists of a revolving line of credit, pursuant to which the Company may request advances in an aggregate outstanding amount not to exceed $25.0 million. Under the Amended Loan Agreement, the revolving loan bears interest, as selected by the Company, at either the variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” plus 0.50% or the LIBOR rate (as computed in the Amended and Restated LIBOR Addendum to the Amended Loan Agreement) plus 3.00%. The Company has selected the “prime rate” plus 0.50% interest rate option, which as of December 31, 2010 was 3.75%. Interest payments on advances made under the Amended Loan Agreement are due and payable in arrears on the first calendar day of each month during the term of the Amended Loan Agreement. On August 27, 2010, the Company entered into an amendment to the Amended Loan Agreement with Comerica that extends the maturity date of the revolving line of credit from July 11, 2011 to July 11, 2013. Amounts borrowed under the Amended Loan Agreement may be repaid and re-borrowed at any time prior to July 11, 2013, and any outstanding principal drawn during the term of the loan facility is due and payable on July 11, 2013. There is a non-refundable unused commitment fee equal to 0.50% per annum on the difference between the amount of the revolving line and the average daily balance outstanding thereunder during the term of the Amended Loan Agreement, payable quarterly in arrears. The Amended Loan Agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the Amended Loan Agreement.
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

7. Commitments and Contingencies
Leases
     The Company leases its primary office facility and certain equipment under various operating leases. In December 2007, the Company entered into a sublease agreement for the Company’s primary office facility. The sublease expires on February 27, 2013. The sublease provides for annual base rent payable in monthly installments and subject to 3.5% annual increases on April 1 of each calendar year throughout the term. The Company is also required to pay its pro rata share of any building and project operating costs that may exceed those operating costs incurred during the 2008 calendar year. The Company received an allowance of approximately $559,000 to cover the cost of the Company’s tenant improvements, which was provided in the form of an offset against the monthly installments of basic rent initially payable under the sublease. The cumulative rent to be paid under the sublease, net of the tenant allowance of approximately $559,000, is being amortized on a straight-line basis over the term of the sublease. In conjunction with the sublease, in January 2008, the Company established a letter of credit in the amount of $150,000 naming the sublessor as beneficiary. The amount of the letter of credit automatically increased to $400,000 on January 15, 2008 and decreased to $300,000 on October 1, 2010. As long as the Company is not in default of any of the material terms of the sublease, the amount of the letter of credit will be reduced to $200,000 on February 28, 2012.
     In November 2004, the Company entered into a master lease agreement giving the Company the ability to lease vehicles under operating leases. In connection with the Company accepting delivery of vehicles and entering into lease obligations in January 2005, the Company established a letter of credit for $1.0 million naming the lessor as beneficiary. The Company entered into an agreement to reduce the letter of credit requirement to $750,000 effective in January 2011. The letter of credit is fully secured by restricted cash and has automatic annual extensions. Each lease schedule has an initial term of 12 months from the date of delivery with successive 12-month renewal terms. The Company intends to lease each vehicle, on average, approximately 36 months. The Company guarantees a certain residual value at the lease termination date. If the Company determines that it is probable that a loss will be incurred upon disposition of a vehicle resulting from the remaining book value of the lease exceeding the current fair market value of the vehicle, the Company accrues for the potential loss at the time of such determination.
     At December 31, 2010, estimated annual future minimum payments under the Company’s operating leases are as follows (in thousands):

2011	$1,571
2012	1,424
2013	212
2014	1
2015	—
Thereafter	—

Total minimum lease payments	$3,208

     Rent expense on facilities and equipment was approximately $1.7 million, $2.2 million and $2.6 million for 2010, 2009 and 2008, respectively.
Legal Proceedings
     Glumetza Patent Litigation
     In November 2009, Depomed filed a lawsuit in the United States District Court for the Northern District of California against Lupin Limited and its wholly owned subsidiary, Lupin Pharmaceutical, Inc. (collectively “Lupin”) for infringement of the following patents listed in the Orange Book for Glumetza: U.S. Patent Nos. 6,340,475; 6,635,280; and 6,488,962. The lawsuit was filed in response to an abbreviated new drug application (“ANDA”) and paragraph IV certification filed with the FDA by Lupin regarding Lupin’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the asserted Orange Book patents. Depomed commenced the lawsuit within the requisite 45 day time period, placing an automatic stay on the FDA from approving Lupin’s proposed products for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted Orange Book patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in May 2012. Lupin has prepared and filed an answer in the case, principally asserting non-infringement and invalidity of the Orange Book patents, and has also filed counterclaims. Discovery is currently underway and a hearing for claim construction, or Markman hearing, was held in January 2011.
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
     Zegerid and Zegerid OTC Patent Litigation
     In April 2010, the U.S. District Court for the District of Delaware ruled that five patents covering Zegerid Capsules and Zegerid Powder for Oral Suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772) were invalid due to obviousness. These patents were the subject of lawsuits the Company filed in 2007 in response to ANDAs filed by Par with the FDA. In May 2010, the Company filed an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. The Federal Circuit court has indicated oral argument will be scheduled in May 2011. Although the Company intends to vigorously defend and enforce its patent rights, the Company is not able to predict the timing or outcome of the appeal.
     In September 2010, Merck filed lawsuits in the U.S. District Court for the District of New Jersey against each of Par and Perrigo Research and Development Company (“Perrigo”) for infringement of the patents listed in the Orange Book for Zegerid OTC (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; and 7,399,772). The Company and the University of Missouri, licensors of the listed patents, are joined in the lawsuits as co-plaintiffs. Par and Perrigo had filed ANDAs with the FDA regarding each company’s intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. The parties in each of these lawsuits have agreed to stay the court proceedings until the earlier of the outcome of the pending appeal related to the Zegerid prescription product litigation or receipt of tentative regulatory approval for the proposed generic Zegerid OTC products. The Company is not able to predict the timing or outcome of these lawsuits.
     Any adverse outcome in the litigation described above would adversely impact the Company’s Zegerid and Zegerid OTC business, including the amount of, or the Company’s ability to receive, milestone payments and royalties under the Company’s agreement with Merck. For example, the royalties payable to the Company under its license agreement with Merck are subject to reduction in the event it is ultimately determined by the courts (with the decision being unappealable or unappealed within the time allowed for appeal) that there is no valid claim of the licensed patents covering the manufacture, use or sale of the Zegerid OTC product and third parties have received marketing approval for, and are conducting bona fide ongoing commercial sales of, generic versions of the licensed products. The ruling may also negatively impact the patent protection for the products being commercialized pursuant to the Company’s ex-US licenses with GSK and Norgine. Although the U.S. ruling is not binding in countries outside the U.S., similar challenges to those raised in the U.S. litigation may be raised in territories outside the U.S.
     Regardless of how these litigation matters are ultimately resolved, the litigation has been and will continue to be costly, time-consuming and distracting to management, which could have a material adverse effect the Company.
     Wage and Hour Putative Class Action Litigation
     In December 2010, a complaint styled as a putative class action was filed against the Company in the U.S. District Court for the Southern District of New York by a person employed by the Company as a sales representative and on behalf of a class of similarly situated current and former employees. The complaint seeks damages for alleged violations of the New York Labor Law 650 §§ et seq. and the federal Fair Labor Standards Act. The alleged violations include failure to pay for overtime work. The complaint seeks an unspecified amount for unpaid wages and overtime wages, liquidated and/or punitive damages, attorneys’ fees and other damages. The Company denies all claims asserted in the complaint. Over the last few years, similar class action lawsuits have been filed against other pharmaceutical companies alleging that the companies’ sales representatives have been misclassified as exempt employees under the Federal Fair Labor Standards Act and applicable state laws. There have been varying outcomes in these cases to date, and it is too early to predict an outcome in the Company’s matter at this time.
     Although the Company intends to vigorously defend against the litigation filed against it, litigation often is expensive and diverts management’s attention and resources, which could adversely affect the Company regardless of the outcome.
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

Common Stock Offerings
     On November 26, 2008, the Company filed a universal shelf registration statement on Form S-3 covering equity or debt securities with the SEC which was declared effective in December 2008. The universal shelf registration statement replaced the Company’s previous universal shelf registration statement that expired in December 2008. The universal shelf registration statement may permit the Company, from time to time, to offer and sell up to approximately $75.0 million of equity or debt securities. As of December 31, 2010, the Company has not issued securities under the universal shelf registration statement.
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
Warrants
     In February 2006, in connection with the committed equity financing facility with Kingsbridge Capital Limited (“Kingsbridge”), the Company issued a warrant to Kingsbridge to purchase 365,000 shares of the Company’s common stock at a price of $8.2836 per share. The warrant is fully exercisable beginning after the six month anniversary of the agreement for a period of five years thereafter.
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
     In January 2004, the Company adopted the 2004 Equity Incentive Award Plan (the “2004 Plan”). The 2004 Plan was approved by the Company’s stockholders in February 2004, became effective with the Company’s initial public offering in April 2004 and was subsequently amended and restated in July 2004. As of December 31, 2010, the Company was authorized to issue options to purchase 18,245,727 shares of its common stock under the 2004 Plan and had 2,914,208 shares available for future issuance. In addition, the 2004 Plan contains an “evergreen provision” that allows for an annual increase in the number of shares available for issuance on the first day of the fiscal year, equal to the lesser of 5% of the outstanding capital stock on each January 1, 2,500,000 shares, or an amount determined by the Company’s board of directors. Effective January 1, 2011, the number of shares available for issuance was increased by 2,500,000 shares through the “evergreen provision.” The number of shares of common stock available for issuance will be further increased by any options that are repurchased, forfeited, cancelled or expire under the 1998 Plan.
     Options generally vest over periods ranging from one to four years and expire ten years from the date of grant. In 2008, certain stock options were granted to employees at or above the vice president level that vest upon the attainment of specific financial performance targets. Certain options are immediately exercisable, and unvested common shares obtained upon early exercise of options are subject to repurchase by the Company at the original issue price. As of December 31, 2010, there were no unvested common shares outstanding subject to repurchase by the Company.
     A summary of stock option activity is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value (in
Options	Shares	Price	Term (years)	thousands)
Outstanding at January 1, 2010	14,527,414	$4.09
Granted	3,206,828	4.42
Exercised	(237,243)	1.62
Forfeited	(707,653)	3.06
Expired	(386,017)	5.91

Outstanding at December 31, 2010	16,403,329	$4.20	6.15	$10,896

Exercisable at December 31, 2010	12,160,908	$4.55	5.34	$7,559

     The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2010 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices that were lower than the $3.27 closing price of the Company’s common stock on December 31, 2010. The total intrinsic value of options exercised in 2010, 2009 and 2008 was approximately $399,000, $230,000 and $93,000, respectively, determined as of the date of exercise. The Company received approximately $371,000, $258,000 and $77,000 in cash from options exercised in 2010, 2009 and 2008, respectively.
Employee Stock Purchase Plan
     In April 2004, the Company implemented the employee stock purchase plan, which was approved by the Company’s stockholders in February 2004 and subsequently amended and restated in July 2004 and November 2007. Under the Amended and Restated Employee Stock Purchase Plan (the “ESPP”), employees may contribute up to 20%, subject to certain maximums, of their cash earnings through payroll deductions, to be used to purchase shares of the Company’s common stock on each semi-annual purchase date. The purchase price will be equal to 85% of the market value per share on the employee’s entry date into the offering period, or if lower, 85% of the fair market value on the specified purchase date. The Company initially reserved 400,000 shares of common stock for issuance under the ESPP. In addition, the ESPP contains an “evergreen provision” that allows for an annual increase in the number of shares available for issuance on the first day of the fiscal year, equal to the lesser of 1% of the outstanding capital stock on each January 1, 500,000 shares, or an amount determined by the Company’s board of directors. As of December 31, 2010, the Company had issued 2,689,295 shares of common stock under the ESPP and had 518,659 shares available for future issuance. Effective January 1, 2011, the number of shares available for issuance was increased by 500,000 shares through the “evergreen provision.”
Shares Reserved for Future Issuance
     Common stock reserved for future issuance as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Stock options issued and outstanding	16,403,329	14,527,414
Authorized for future issuance under equity compensation plans	3,432,867	2,763,242
Stock warrants outstanding	365,000	365,000
	20,201,196	17,655,656

9. 401(k) Plan
     The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. Effective in January 2007 and through December 2009, the Company matched 25% of employee contributions up to 6% of eligible compensation, with cliff vesting over five years from the date of hire. Effective in January 2010, the Company increased the employer match to 50% of employee contributions up to 6% of eligible compensation. Employer contributions were approximately $926,000 in 2010, $485,000 in 2009 and $416,000 in 2008.
10. Income Taxes
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
     The Company’s practice is to recognize interest and/or penalties related to uncertain income tax positions in income tax expense. The Company had no interest and/or penalties accrued on the Company’s balance sheets at December 31, 2010 and 2009, and has not recognized any interest and/or penalties in the statement of operations for the years ended December 31, 2010, 2009 and 2008 related to uncertain tax positions.
     The following is a reconciliation of the Company’s unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2010	2009	2008
Unrecognized tax benefits — January 1	$1,803	$1,728	$—
Gross decreases related to prior year tax positions	—	(35)	—
Gross increases related to current year tax positions	1,146	110	1,728
Settlements	—	—	—
Lapse of statute of limitations	—	—	—

Unrecognized tax benefits — December 31	$2,949	$1,803	$1,728

     The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 1997 and forward are subject to examination by the U.S., California and other state tax authorities.
     Pursuant to Sections 382 and 383 of the Internal Revenue Code (“IRC”), annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three year period. The Company determined that no ownership change had occurred through December 31, 2010 as defined in the provision of Section 382 of the IRC. Since no ownership change has yet occurred, there is no limitation with regards to the usage of net operating loss and research and development credit carryforwards as of December 31, 2010.
     The Company had total income tax expense of approximately $59,000 for 2010, $1.8 million for 2009 and $534,000 for 2008 which was comprised of Federal and state tax liabilities. The Company was subject to the Federal Alternative Minimum Tax totaling approximately $806,000 for 2009 and $302,000 for 2008. The Company

generated tax liabilities in the state of California in 2009 and 2008 due to the suspension of the use of net operating loss carryforwards for the 2009 and 2008 tax years.
     At December 31, 2010, the Company had Federal and state income tax net operating loss carryforwards of approximately $173.3 million and $155.5 million, respectively. The Federal and California net operating loss carryforwards will begin to expire in 2024 and 2016, respectively, unless previously utilized. Approximately $2.1 million of California net operating loss carryforwards have expired through 2010. At December 31, 2010, the Company had Federal and California research and development credit carryforwards of approximately $2.6 million and $230,000, respectively. The Federal research and development credit carryforwards will begin to expire in 2018 unless previously utilized. The California research and development credits carry forward indefinitely. At December 31, 2010, the Company also had Federal Alternative Minimum Tax credits of approximately $1.0 million, which will carry forward indefinitely.
     Significant components of the Company’s deferred tax assets as of December 31, 2010 and 2009 are listed below (in thousands). A valuation allowance of $103.2 million and $97.3 million at December 31, 2010 and 2009, respectively, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain. The valuation allowance increased by approximately $5.9 million during the year ended December 31, 2010 and decreased by approximately $13.2 million during the year ended December 31, 2009.

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$66,806	$62,298
Research and development credits	2,835	2,534
Capitalized research and development	63	108
Depreciation and amortization	5,233	5,260
Accrued rebates	4,708	11,919
Deferred revenue	1,330	1,458
License fees and milestone payments	7,748	—
Allowance for product returns	5,139	4,897
Other	9,341	8,801

Total deferred tax assets	103,203	97,275
Valuation allowance	(103,203)	(97,275)

	$—	$—

Deferred tax liabilities:
Indefinite life intangible	$(440)	$—

Net deferred tax assets (liabilities)	$(440)	$—

     A reconciliation of the statutory income tax rate to the Company’s effective tax is as follows:

	Years Ended December 31,
	2010	2009	2008
Federal income taxes	34.0%	34.0%	34.0%
State income tax, net of Federal benefit	4.2%	4.1%	3.8%
Tax effect on non-deductible expenses	(7.6)%	4.3%	(8.9)%
Removal of net operating losses and R&D credits	—%	—%	—%
Change in valuation allowance	(32.2)%	(39.0)%	(23.4)%
Other	1.1%	1.8%	(8.5)%

	(0.5)%	5.2%	(3.0)%

11. Quarterly Financial Information (unaudited)
     The following table sets forth quarterly results of operations for each quarter within the two-year period ended December 31, 2010. The information for each of these quarters is unaudited and has been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals, have been included to fairly present the unaudited quarterly results when read in conjunction with the Company’s audited consolidated financial statements and related notes. The operating results of any quarter are not necessarily indicative of results for any future period.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share amounts)
Selected Quarterly Financial Data (unaudited):
2010:
Product sales, net	$29,010	$32,866	$10,972	$17,322
Total revenues	39,749	41,674	18,074	25,854
Cost of product sales	1,573	3,793	1,189	1,160
Total costs and expenses	36,089	35,559	43,917	27,820
Net income (loss)	3,311	6,025	(25,746)	(2,064)
Net income (loss) per share:
Basic	0.06	0.10	(0.44)	(0.03)
Diluted	0.05	0.10	(0.44)	(0.03)
2009:
Product sales, net	$27,555	$27,989	$31,488	$32,210
Total revenues	34,810	35,847	39,453	62,383
Cost of product sales	1,880	2,104	2,009	2,301
Total costs and expenses	33,536	34,551	33,798	36,467
Net income	1,153	1,121	5,340	24,501
Net income per share:
Basic	0.02	0.02	0.09	0.42
Diluted	0.02	0.02	0.09	0.40

Schedule II — Valuation and Qualifying Accounts
(in thousands)

			Deductions
			Actual Cash	Actual Cash
		Additions	Discounts,	Discounts,
		Provision	Chargebacks, and	Chargebacks, and
	Balance at	Related	Other Discounts	Other Discounts	Balance at
	Beginning of	to Current	Related to Current	Related to Prior	End of
	Period	Period Sales	Period Sales	Period Sales	Period
Allowance for cash discounts, chargebacks, and other sales discounts:
For the year ended December 31, 2010	$(3,427)	$(10,273)	$9,008	$3,309	$(1,383)
For the year ended December 31, 2009	(3,248)	(16,873)	13,598	3,096	(3,427)
For the year ended December 31, 2008	(1,527)	(14,051)	11,484	846	(3,248)

		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning of	Costs and	Balance			End of
	Period	Expenses	Sheet	Deductions		Period
Allowance for excess and obsolete inventory:
For the year ended December 31, 2010	$(4)	$(1,959)	$(227)	$—		$(2,190)
For the year ended December 31, 2009	(308)	(47)	—	351	(1)	(4)
For the year ended December 31, 2008	(166)	(178)	—	36	(1)	(308)

		Additions	Deductions
		Provision	Actual Returns	Actual Returns
	Balance at	Related	or Credits	or Credits	Balance at
	Beginning of	to Current	Related to	Related to	End of
	Period	Period Sales	Current Period	Prior Period	Period
Allowance for product returns:
For the year ended December 31, 2010	$(12,846)	$(2,551)	$89	$1,858	$(13,450)
For the year ended December 31, 2009	(10,251)	(4,634)	26	2,013	(12,846)
For the year ended December 31, 2008	(5,947)	(6,080)	39	1,737	(10,251)

(1)	Deductions in allowance for excess and obsolete inventory represent physical disposition of inventory.