Form 10-Q
period 2011-03-31
SANTARUS INC
filed 2011-05-05
CIK 1172480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of April 29, 2011 was 60,280,231.

SANTARUS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Santarus, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$49,408	$56,692
Short-term investments	5,362	4,105
Accounts receivable, net	6,509	7,156
Inventories, net	3,186	3,025
Prepaid expenses and other current assets	6,364	6,092

Total current assets	70,829	77,070

Long-term restricted cash	1,050	1,300
Property and equipment, net	764	774
Intangible assets, net	13,327	13,980
Goodwill	2,913	2,913

Total assets	$88,883	$96,037

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$21,721	$29,310
Allowance for product returns	12,860	13,450

Total current liabilities	34,581	42,760

Deferred revenue	2,630	2,635
Long-term debt	10,000	10,000
Other long-term liabilities	2,726	2,659
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2011 and December 31, 2010; no shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at March 31, 2011 and December 31, 2010; 60,280,231 and 60,008,836 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	6	6
Additional paid-in capital	348,331	346,852
Accumulated other comprehensive loss	—	—
Accumulated deficit	(309,391)	(308,875)

Total stockholders’ equity	38,946	37,983

Total liabilities and stockholders’ equity	$88,883	$96,037

See accompanying notes.

Santarus, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Product sales, net	$11,981	$29,010
Promotion revenue	10,262	8,824
Royalty revenue	571	1,670
Other license revenue	—	245

Total revenues	22,814	39,749
Costs and expenses:
Cost of product sales	1,520	1,573
License fees and royalties	1,883	2,960
Research and development	3,326	5,017
Selling, general and administrative	16,478	26,539

Total costs and expenses	23,207	36,089

Income (loss) from operations	(393)	3,660
Other income (expense):
Interest income	10	22
Interest expense	(113)	(116)

Total other income (expense)	(103)	(94)

Income (loss) before income taxes	(496)	3,566
Income tax expense	20	255

Net income (loss)	$(516)	$3,311

Net income (loss) per share:
Basic	$(0.01)	$0.06

Diluted	$(0.01)	$0.05

Weighted average shares outstanding used to calculate net income (loss) per share:
Basic	60,194,575	58,355,965
Diluted	60,194,575	62,456,602
See accompanying notes.

Santarus, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Operating activities
Net income (loss)	$(516)	$3,311
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	758	497
Unrealized gain on trading securities, net	—	(2)
Loss on contingent consideration	115	—
Stock-based compensation	1,043	1,039
Changes in operating assets and liabilities:
Accounts receivable, net	647	1,158
Inventories, net	(161)	454
Prepaid expenses and other current assets	(272)	(4,017)
Accounts payable and accrued liabilities	(7,637)	(5,778)
Allowance for product returns	(590)	527
Deferred revenue	(5)	(196)

Net cash used in operating activities	(6,618)	(3,007)

Investing activities
Purchases of short-term investments	(4,351)	(2,347)
Maturities of short-term investments	3,339	2,335
Redemption of investments	—	1,350
Purchases of property and equipment	(90)	(196)

Net cash provided by (used in) investing activities	(1,102)	1,142

Financing activities
Exercise of stock options	436	97

Net cash provided by financing activities	436	97

Decrease in cash and cash equivalents	(7,284)	(1,768)
Cash and cash equivalents at beginning of the period	56,692	86,129

Cash and cash equivalents at end of the period	$49,408	$84,361

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
2. Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) related to the preparation of interim financial statements and the rules and regulations of the U.S. Securities and Exchange Commission related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all information and disclosures required by GAAP for complete financial statements. The interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.
     Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any future periods. For further information, please see the consolidated financial statements and related disclosures included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.
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
     Certain reclassifications have been made to the prior year consolidated balance sheet to conform to the current year presentation.
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
     Product Sales, Net. The Company sells its Cycloset® (bromocriptine mesylate) tablets and Zegerid® (omeprazole/sodium bicarbonate) products primarily to pharmaceutical wholesale distributors. The Company is obligated to accept from customers products that are returned within six months of their expiration date or up to 12 months beyond their expiration date. The Company authorizes returns for expired or damaged products in accordance with its return goods policy and procedures. The Company issues credit to the customer for expired or damaged returned product. The Company rarely exchanges product from inventory for returned product. At the time of sale, the Company records its estimates for product returns as a reduction to revenue at full sales value with a corresponding increase in the allowance for product returns liability. Actual returns are recorded as a reduction to the allowance for product returns liability at sales value with a corresponding decrease in accounts receivable for credit issued to the customer.

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
     The Company’s allowance for product returns was $12.9 million as of March 31, 2011 and $13.5 million as of December 31, 2010. The Company recognizes product sales at the time title passes to its customers, and the Company provides for an estimate of future product returns at that time based upon historical product returns trends, analysis of product expiration dating and estimated inventory levels in the distribution channel, review of returns trends for similar products, if available, and the other factors discussed above. There may be a significant time lag between the date the Company determines the estimated allowance and when the Company receives the product return and issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods. The Company has been tracking its Zegerid product returns history by individual production batches from the time of its first commercial product launch of Zegerid Powder for Oral Suspension 20 mg in late 2004, taking into consideration product expiration dating and estimated inventory levels in the distribution channel. The Company launched Cycloset in November 2010 and has not experienced any returns through March 31, 2011. The Company has provided for an estimate of Cycloset product returns based upon its review of returns trends for similar products and taking into consideration its Zegerid product returns history.
     The Company’s allowance for rebates, chargebacks and other discounts was $10.1 million as of March 31, 2011 and $13.7 million as of December 31, 2010. These allowances reflect an estimate of the Company’s liability for rebates due to managed care organizations under specific contracts, rebates due to various organizations under Medicare contracts and regulations, chargebacks due to various organizations purchasing the Company’s products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. The Company estimates its liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, the Company evaluates its outstanding contracts and applies the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, the Company projects the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by the Company and/or its competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date the Company determines the estimated allowance and when the Company makes the contractual payment or issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods.

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
5. Stock-Based Compensation
     For the three months ended March 31, 2011 and 2010, the Company recognized approximately $1.0 million of total stock-based compensation in each period. As of March 31, 2011, total unrecognized compensation cost related to stock options and employee stock purchase plan rights was approximately $13.9 million, and the weighted average period over which it was expected to be recognized was 3.1 years. In March 2011, the Company granted options to purchase an aggregate of 1,430,723 shares of its common stock in connection with annual option grants to all eligible employees. Also in March 2011, the Company granted options to purchase an aggregate of 1,630,613 shares of its common stock in connection with special option grants to all eligible employees. These stock options vest over a four-year period from the date of grant. In addition, in March 2011, the Company granted options to purchase an aggregate of 192,000 shares of its common stock to non-employee directors of the Company, which vest over a one-year period from the date of grant.
6. Comprehensive Income (Loss)
     Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss), specifically unrealized gains and losses on securities available-for-sale. For the periods presented, comprehensive income (loss) was equal to net income (loss).
7. Net Income (Loss) Per Share
     Basic income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, contingently issuable shares, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted income (loss) per share when their effect is dilutive. Potentially dilutive securities totaling 17.8 million shares and 7.1 million shares for the three months ended March 31, 2011 and 2010, respectively, were excluded from the calculation of diluted income (loss) per share because of their anti-dilutive effect.

	Three Months Ended
	March 31,
	2011	2010
Numerator:
Net income (loss) (in thousands)	$(516)	$3,311

Denominator:
Weighted average common shares outstanding for basic net income (loss) per share	60,194,575	58,355,965
Net effect of dilutive common stock equivalents	—	4,100,637

Denominator for diluted net income (loss) per share	60,194,575	62,456,602

Net income (loss) per share
Basic	$(0.01)	$0.06

Diluted	$(0.01)	$0.05

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
     The following is a summary of the Company’s available-for-sale investment securities as of March 31, 2011 and December 31, 2010 (in thousands). All available-for-sale securities held as of March 31, 2011 and December 31, 2010 have contractual maturities within one year. There were no material gross realized gains or losses on sales of available-for-sale securities for the three months ended March 31, 2011 and the year ended December 31, 2010.

	Amortized	Market	Unrealized
	Cost	Value	Gain (Loss)
March 31, 2011:
U.S. Treasury securities	$1,845	$1,845	$—
U.S. government sponsored enterprise securities	4,567	4,567	—

	$6,412	$6,412	$—

December 31, 2010:
U.S. government sponsored enterprise securities	$5,405	$5,405	$—

     The classification of available-for-sale securities in the Company’s consolidated balance sheets is as follows (in thousands):

	March 31,	December 31,
	2011	2010
Short-term investments	$5,362	$4,105
Restricted cash	1,050	1,300

	$6,412	$5,405

10. Fair Value Measurements
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
     The Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2011:
Assets
Money market funds	$10,112	$—	$—	$10,112
U.S. Treasury securities	1,845	—	—	1,845
U.S. government sponsored enterprise securities	—	43,863	—	43,863

	$11,957	$43,863	$—	$55,820

Liabilities
Contingent consideration	$—	$—	$2,172	$2,172

	$—	$—	$2,172	$2,172

December 31, 2010:
Assets
Money market funds	$16,729	$—	$—	$16,729
U.S. government sponsored enterprise securities	—	45,368	—	45,368

	$16,729	$45,368	$—	$62,097

Liabilities
Contingent consideration	$—	$—	$2,057	$2,057

	$—	$—	$2,057	$2,057

     The following table provides a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Auction Rate Securities and Rights:
Beginning balance	$—	$3,848
Redemptions and sales, at par	—	(1,350)
Net unrealized gain included in net income (loss)	—	2

Ending balance	$—	$2,500

Contingent Consideration:
Beginning balance	$2,057	$—
Change in fair value recorded in operating expenses	115	—

Ending balance	$2,172	$—

     Level 3 assets included auction rate securities (“ARS”) and auction rate securities rights (“ARS Rights”). Due to conditions in the global credit markets, these securities had insufficient demand resulting in multiple failed auctions since early 2008. As a result, these affected securities were not liquid. In October 2008, the Company received an offer of ARS Rights from UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”), and in November 2008, the Company accepted the ARS Rights offer. The ARS Rights permitted the Company to require UBS to purchase the Company’s ARS at par value at any time during the period of June 30, 2010 through July 2, 2012. As a condition to accepting the offer of ARS Rights, the Company released UBS from all claims except claims for consequential damages relating to its marketing and sales of ARS. The Company also agreed not to serve as a class representative or receive benefits under any class action settlement or investor fund. In July 2010, the Company exercised its ARS Rights, and UBS purchased all of the Company’s remaining outstanding ARS at par value totaling approximately $1.8 million.
     Level 3 liabilities include contingent milestone and royalty obligations the Company may pay related to the acquisition of Covella in September 2010. The fair value of the contingent consideration has been determined using a probability-weighted discounted cash flow model. The key assumptions in applying this approach are the discount rate and the probability assigned to the milestone or royalty being achieved. Management remeasures the fair value of the contingent consideration at each reporting period, with any change in its fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in the estimate of the probability of achieving the milestone or royalty, being recorded in the current period’s statement of operations. The Company recorded an increase in the fair value of contingent consideration of $115,000 for the three months ended March 31, 2011 resulting primarily from the passage of time since December 31, 2010.
11. Balance Sheet Details
     Inventories, net consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Raw materials	$724	$797
Finished goods	3,330	4,418

	4,054	5,215
Allowance for excess and obsolete inventory	(868)	(2,190)

	$3,186	$3,025

     Inventories are stated at the lower of cost or market (net realizable value). Cost is determined by the first-in, first-out method. Inventories consist of finished goods and raw materials used in the manufacture of Cycloset tablets, Zegerid Capsules and the related authorized generic product, and Zegerid Powder for Oral Suspension. Also included in inventories are product samples of Glumetza® (metformin hydrochloride extended release tablets) which the Company purchases from Depomed, Inc. (“Depomed”) under its promotion agreement. The Company provides reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and on firm purchase commitments, compared to forecasts of future sales. As of March 31, 2011, the Company has reserved approximately $749,000 against on-hand inventories of its Zegerid products in connection with the launch of generic and authorized generic versions of prescription Zegerid Capsules and the Company’s related decision to cease promotion of Zegerid.

     Accounts payable and accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Accounts payable	$1,747	$1,716
Accrued compensation and benefits	3,368	5,017
Accrued rebates	9,078	12,322
Accrued license fees and royalties	920	4,471
Accrued research and development expenses	2,948	2,862
Income taxes payable	350	332
Other accrued liabilities	3,310	2,590

	$21,721	$29,310

12. Long-Term Debt
     On July 11, 2008, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Comerica Bank (“Comerica”). The Amended Loan Agreement amends and restates the terms of the original Loan and Security Agreement entered into between the Company and Comerica in July 2006. In December 2008, the Company drew down $10.0 million under the Amended Loan Agreement. The credit facility under the Amended Loan Agreement consists of a revolving line of credit, pursuant to which the Company may request advances in an aggregate outstanding amount not to exceed $25.0 million. Under the Amended Loan Agreement, the revolving loan bears interest, as selected by the Company, at either the variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” plus 0.50% or the LIBOR rate (as computed in the Amended and Restated LIBOR Addendum to the Amended Loan Agreement) plus 3.00%. The Company has selected the “prime rate” plus 0.50% interest rate option, which as of March 31, 2011 was 3.75%. Interest payments on advances made under the Amended Loan Agreement are due and payable in arrears on the first calendar day of each month during the term of the Amended Loan Agreement. On August 27, 2010, the Company entered into an amendment to the Amended Loan Agreement with Comerica that extends the maturity date of the revolving line of credit from July 11, 2011 to July 11, 2013. Amounts borrowed under the Amended Loan Agreement may be repaid and re-borrowed at any time prior to July 11, 2013, and any outstanding principal drawn during the term of the loan facility is due and payable on July 11, 2013. There is a non-refundable unused commitment fee equal to 0.50% per annum on the difference between the amount of the revolving line and the average daily balance outstanding thereunder during the term of the Amended Loan Agreement, payable quarterly in arrears. The Amended Loan Agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the Amended Loan Agreement.
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

13. Promotion Agreement with Depomed
     Under the Company’s promotion agreement with Depomed entered into in July 2008, the Company paid Depomed a $3.0 million sales milestone in March 2011 based on having achieved Glumetza net product sales in excess of $50.0 million during the 13-month period ended January 31, 2011.
14. Recent Accounting Pronouncements
     In December 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance concerning the recognition and classification of the new annual fee payable by branded prescription drug manufacturers and importers on branded prescription drugs which was mandated under the health care reform legislation enacted in the U.S. in March 2010. Under this new authoritative guidance, the annual fee should be estimated and recognized in full as a liability upon the first qualifying commercial sale with a corresponding deferred cost that is amortized to operating expenses using a straight-line method unless another method better allocates the fee over the calendar year in which it is payable. This new guidance is effective for calendar years beginning on or after December 31, 2010, when the fee initially becomes effective. Upon adoption, this guidance did not have a material impact on the Company’s consolidated financial statements.
     In March 2010, the FASB ratified the final consensus that offers an alternative method of revenue recognition for milestone payments. The guidance states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted, provided that the revised guidance is applied retrospectively to the beginning of the year of adoption. The Company elected to adopt this guidance prospectively, effective for the Company’s fiscal year beginning January 1, 2011. Upon adoption, the guidance did not have a material impact on the Company’s consolidated financial statements and is not expected to have a material impact on its future operating results.
     In September 2009, the FASB revised the authoritative guidance for revenue arrangements with multiple deliverables. The guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. The Company elected to adopt this guidance prospectively, effective for the Company’s fiscal year beginning January 1, 2011. Upon adoption, the guidance did not have a material impact on the Company’s consolidated financial statements and is not expected to have a material impact on its future operating results.
15. Contingencies
Glumetza Patent Litigation
     In November 2009, Depomed filed a lawsuit in the United States District Court for the Northern District of California against Lupin Limited and its wholly owned subsidiary, Lupin Pharmaceutical, Inc. (collectively “Lupin”) for infringement of the following patents listed in the Orange Book for Glumetza: U.S. Patent Nos. 6,340,475; 6,635,280; and 6,488,962. The lawsuit was filed in response to an abbreviated new drug application (“ANDA”) and paragraph IV certification filed with the food and drug administration (“FDA”) by Lupin regarding Lupin’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the asserted Orange Book patents. Depomed commenced the lawsuit within the requisite 45 day time period, placing an automatic stay on the FDA from approving Lupin’s proposed products for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted Orange Book patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in May 2012. Lupin has prepared and filed an answer in the case, principally asserting non-infringement and invalidity of the Orange Book patents, and has also filed counterclaims. Discovery is currently underway and a hearing for claim construction, or Markman hearing, was held in January 2011.
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

Zegerid and Zegerid OTC® Patent Litigation
     In April 2010, the U.S. District Court for the District of Delaware ruled that five patents covering Zegerid Capsules and Zegerid Powder for Oral Suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772) were invalid due to obviousness. These patents were the subject of lawsuits the Company filed in 2007 in response to ANDAs filed by Par Pharmaceutical Inc. (“Par”) with the FDA. In May 2010, the Company filed an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. Oral arguments in the appeal were held on May 2, 2011, and the Company expects a decision on the appeal in the second half of 2011, although the decision could be issued sooner or later than the Company expects. Although the Company intends to vigorously defend and enforce its patent rights, the Company is not able to predict the timing or outcome of the appeal.
     In September 2010, Schering-Plough HealthCare Products, Inc., a subsidiary of Merck & Co., Inc. (“Merck”) filed lawsuits in the U.S. District Court for the District of New Jersey against each of Par and Perrigo Research and Development Company (“Perrigo”) for infringement of the patents listed in the Orange Book for Zegerid OTC (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; and 7,399,772). The Company and the University of Missouri, licensors of the listed patents, are joined in the lawsuits as co-plaintiffs. Par and Perrigo had filed ANDAs with the FDA regarding each company’s intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. The parties in each of these lawsuits have agreed to stay the court proceedings until the earlier of the outcome of the pending appeal related to the Zegerid prescription product litigation or receipt of tentative regulatory approval for the proposed generic Zegerid OTC products. The Company is not able to predict the timing or outcome of these lawsuits.
     Any adverse outcome in the litigation described above would adversely impact the Company’s Zegerid and Zegerid OTC business, including the amount of, or the Company’s ability to receive, milestone payments and royalties under its agreement with Merck. For example, the royalties payable to the Company under its license agreement with Merck are subject to reduction in the event it is ultimately determined by the courts (with the decision being unappealable or unappealed within the time allowed for appeal) that there is no valid claim of the licensed patents covering the manufacture, use or sale of the Zegerid OTC product and third parties have received marketing approval for, and are conducting bona fide ongoing commercial sales of, generic versions of the licensed products. The ruling may also negatively impact the patent protection for the products being commercialized pursuant to the Company’s ex-US licenses with Glaxo Group Limited, an affiliate of GlaxoSmithKline, plc, and Norgine B.V. Although the U.S. ruling is not binding in countries outside the U.S., similar challenges to those raised in the U.S. litigation may be raised in territories outside the U.S.
     Regardless of how these litigation matters are ultimately resolved, the litigation has been and will continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on the Company.
Wage and Hour Putative Class Action Litigation
     In December 2010, a complaint styled as a putative class action was filed against the Company in the U.S. District Court for the Southern District of New York by a person employed by the Company as a sales representative and on behalf of a class of similarly situated current and former employees. The complaint seeks damages for alleged violations of the New York Labor Law 650 §§ et seq. and the federal Fair Labor Standards Act. The alleged violations include failure to pay for overtime work. The complaint seeks an unspecified amount for unpaid wages and overtime wages, liquidated and/or punitive damages, attorneys’ fees and other damages. The Company denies all claims asserted in the complaint. In April 2011, the Company filed a motion to transfer the case to the United States District Court for the Southern District of California. The Company’s motion to transfer is currently pending. Over the last few years, similar class action lawsuits have been filed against other pharmaceutical companies alleging that the companies’ sales representatives have been misclassified as exempt employees under the Federal Fair Labor Standards Act and applicable state laws. There have been varying outcomes in these cases to date, and it is too early to predict an outcome in the Company’s matter at this time.
     Although the Company intends to vigorously defend against the litigation filed against it, litigation often is expensive and diverts management’s attention and resources, which could adversely affect the Company regardless of the outcome.

Fleet Phospho-soda® Product Liability Litigation
     In October 2009, the Company became aware of two lawsuits filed by individual plaintiffs in Ohio state court relating to C.B. Fleet Co., Inc. (“Fleet”) and claiming injuries purportedly caused by Fleet’s Phospho-soda, sodium phosphate oral solution product. The complaints named Fleet, Santarus, the Cleveland Clinic Foundation, the Research Foundation of the American Society of Colon and Rectal Surgeons, the Society of American Gastrointestinal and Endoscopic Surgeons and several other individuals as defendants and alleged, among other things, that the defendants fraudulently concealed, misrepresented and suppressed material medical and scientific information about Fleet’s Phospho-soda product.
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
     In March 2011, a confidential settlement was reached between Fleet and plaintiffs to resolve the pending claims against Santarus and certain other defendants. It is expected that these claims against Santarus will be dismissed with prejudice according to the terms of that settlement.
     Under the terms of the co-promotion agreement, Fleet has indemnified the Company in connection with these matters. In addition, the Company has tendered notice of these matters to its insurance carriers pursuant to the terms of its insurance policies. Due to the uncertainty of the ultimate outcome of these matters and the Company’s ability to maintain indemnification and/or insurance coverage, the Company cannot predict the effect, if any, this matter will have on its business. Regardless of how this litigation is ultimately resolved, this matter may be costly, time-consuming and distracting to the Company’s management, which could have a material adverse effect on the Company.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion contains forward-looking statements, which involve risks and uncertainties. As used herein, the terms “we,” “us,” “our” or the “Company” refer to Santarus, Inc., a Delaware corporation, and its wholly owned subsidiary Covella. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” The interim consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2010.
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

     In addition to our commercial products, we are focused on advancing the following development-stage products to commercialization:
•	Budesonide MMX® is a corticosteroid in a novel oral tablet formulation, dosed one tablet once a day, which utilizes proprietary multi-matrix (MMX®) colonic delivery technology and is being developed for the treatment of ulcerative colitis. We have announced statistically significant top-line results from two phase III clinical studies, which evaluated budesonide MMX 9 mg for the induction of remission of mild or moderate active ulcerative colitis. We have rights to budesonide MMX in the U.S. under a strategic collaboration with Cosmo Technologies Limited, or Cosmo.
•	Rhucin® (recombinant human C1 inhibitor) is a recombinant version of the human protein C1 inhibitor, which is produced using proprietary transgenic technology. Rhucin is currently being evaluated in a phase III clinical study at a 50 U/kg dose for the treatment of acute attacks of hereditary angioedema, or HAE, an orphan disease. We have rights to Rhucin in the U.S., Canada and Mexico under our license and supply agreements with Pharming.
•	Rifamycin SV MMX® is a broad spectrum, semi-synthetic antibiotic in a novel oral tablet formulation, which utilizes proprietary MMX colonic delivery technology and is being developed for the treatment of patients with travelers’ diarrhea and potentially for other diseases that have an infectious component in the intestine. Rifamycin SV MMX 200 mg oral tablets taken twice daily (2 times 200 mg per dose, 800 mg total daily dose) is currently being investigated in a phase III clinical program in patients with travelers’ diarrhea. We have rights to rifamycin SV MMX in the U.S. under a strategic collaboration with Cosmo.
•	SAN-300 (anti-VLA-1 antibody) is a novel early stage anti-VLA-1 monoclonal antibody, or mAb, development compound that we initially expect to develop for the treatment of rheumatoid arthritis. We initiated a single-center, randomized, placebo-controlled, single-dose, dose-escalation phase I clinical study with SAN-300 in March 2011. We have worldwide rights to SAN-300 under a license agreement with Biogen Idec MA, or Biogen, and in connection with our acquisition of Covella Pharmaceuticals, Inc., or Covella.
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
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations are based on our unaudited interim consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.
Principles of Consolidation
     Our unaudited interim consolidated financial statements include the accounts of Santarus and its wholly owned subsidiary, Covella. We do not have any interest in variable interest entities. All material intercompany transactions and balances have been eliminated in consolidation.

Business Combinations
     We accounted for the acquisition of Covella in September 2010 in accordance with the revised authoritative guidance for business combinations. This guidance establishes principles and requirements for recognizing and measuring the total consideration transferred to and the assets acquired and liabilities assumed in the acquired target in a business combination. The consideration paid to acquire Covella was required to be measured at fair value and included cash consideration, the issuance of our common stock and contingent consideration, which includes our obligation to make clinical and regulatory milestone payments based on success in developing product candidates in addition to a royalty on net sales of any commercial products resulting from the anti-VLA-1 mAb technology. After the total consideration transferred was calculated by determining the fair value of the contingent consideration plus the upfront cash and stock consideration, we assigned the purchase price of Covella to the fair value of the assets acquired and liabilities assumed. This allocation of the purchase price resulted in recognition of intangible assets related to in-process research and development, or IPR&D, and goodwill. The determination and allocation of the consideration transferred requires us to make significant estimates and assumptions, especially at the acquisition date with respect to the fair value of the contingent consideration. The key assumptions in determining the fair value were the discount rate and the probability assigned to the potential milestone or royalty being achieved. We remeasure the fair value of the contingent consideration at each reporting period, with any change in its fair value being recorded in the current period’s operating expenses. Changes in the fair value may result from either the passage of time or events occurring after the acquisition date, such as changes in the estimate of the probability of achieving the milestone or royalty.
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
IPR&D will not be amortized until the related development process is complete and goodwill is not amortized. License agreements and other intangible assets are amortized over their estimated useful lives. If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fair value is determined by a combination of third-party sources and forecasted discounted cash flows. In addition, we base the useful lives and related amortization expense on our estimate of the period that the assets will generate revenues or otherwise be used. We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. A change in any of the above-mentioned factors or estimates could result in an impairment charge which could negatively impact our results of operations. We have not recognized any impairment charges on our intangible assets or goodwill through March 31, 2011.
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
     Our allowance for product returns was $12.9 million as of March 31, 2011 and $13.5 million as of December 31, 2010. We recognize product sales at the time title passes to our customers, and we provide for an estimate of future product returns at that time based upon historical product returns trends, analysis of product expiration dating and estimated inventory levels in the distribution channel, review of returns trends for similar products, if available, and the other factors discussed above. There may be a significant time lag between the date we determine the estimated allowance and when we receive the product return and issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods. We have been tracking our Zegerid product returns history by individual production batches from the time of our first commercial product launch of Zegerid Powder for Oral Suspension 20 mg in late 2004, taking into consideration product expiration dating and estimated inventory levels in the distribution channel. We launched Cycloset in November 2010 and have not experienced any returns through March 31, 2011. We have provided for an estimate of Cycloset product returns based upon our review of returns trends for similar products and taking into consideration our Zegerid product returns history.
     Our allowance for rebates, chargebacks and other discounts was $10.1 million as of March 31, 2011 and $13.7 million as of December 31, 2010. These allowances reflect an estimate of our liability for rebates due to managed care organizations under specific contracts, rebates due to various organizations under Medicare contracts and regulations, chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. We estimate our liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, we evaluate our outstanding contracts and apply the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, we project the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by us and/or our competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date we determine the estimated allowance and when we make the contractual payment or issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods.

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
     The fair value of options granted is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period ranging from one to four years. Pre-vesting forfeitures were estimated to be approximately 0% for the three months ended March 31, 2011 and 2010 as the majority of options granted contain monthly vesting terms.
     The following table includes stock-based compensation recognized in our consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Cost of product sales	$27	$17
Research and development	161	142
Selling, general and administrative	855	880

Total	$1,043	$1,039

     As of March 31, 2011, total unrecognized compensation cost related to stock options was approximately $13.9 million, and the weighted average period over which it was expected to be recognized was 3.1 years.
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
     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. Please see our audited consolidated financial statements and notes thereto included in our annual report on Form 10-K, which contain accounting policies and other disclosures required by GAAP.
Recent Accounting Pronouncements
     In December 2010, the Financial Accounting Standards Board, or FASB, issued authoritative guidance concerning the recognition and classification of the new annual fee payable by branded prescription drug manufacturers and importers on branded prescription drugs which was mandated under the health care reform legislation enacted in the U.S. in March 2010. Under this new authoritative guidance, the annual fee should be estimated and recognized in full as a liability upon the first qualifying commercial sale with a corresponding deferred cost that is amortized to operating expenses using a straight-line method unless another method better allocates the fee over the calendar year in which it is payable. This new guidance is effective for calendar years beginning on or after December 31, 2010, when the fee initially becomes effective. Upon adoption, this guidance did not have a material impact on our consolidated financial statements.
     In March 2010, the FASB ratified the final consensus that offers an alternative method of revenue recognition for milestone payments. The guidance states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted, provided that the revised guidance is applied retrospectively to the beginning of the year of adoption. We elected to adopt this guidance prospectively, effective for our fiscal year beginning January 1, 2011. Upon adoption, the guidance did not have a material impact on our consolidated financial statements and is not expected to have a material impact on our future operating results.
     In September 2009, the FASB revised the authoritative guidance for revenue arrangements with multiple deliverables. The guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. We elected to adopt this guidance prospectively, effective for our fiscal year beginning January 1, 2011. Upon adoption, the guidance did not have a material impact on our consolidated financial statements and is not expected to have a material impact on our future operating results.

Results of Operations
Comparison of Three Months Ended March 31, 2011 and 2010
     Product Sales, Net. Product sales, net were $12.0 million for the three months ended March 31, 2011 and $29.0 million for the three months ended March 31, 2010 and consisted of sales of Zegerid Capsules and Zegerid Powder for Oral Suspension. In the three months ended March 31, 2011, product sales, net also consisted of sales of the authorized generic version of Zegerid Capsules under our distribution and supply agreement with Prasco and sales of Cycloset which we launched in November 2010. The $17.0 million decrease in product sales, net was comprised of approximately $18.0 million related to a decrease in sales of our Zegerid products, including the authorized generic products, partially offset by approximately $1.0 million in sales of Cycloset. The decrease in Zegerid sales volume resulted from Par Pharmaceutical, Inc.’s, or Par’s, commencement of its commercial sale of its generic version of our Zegerid Capsules prescription products in late June 2010.
     Promotion Revenue. Promotion revenue was $10.3 million for the three months ended March 31, 2011 and $8.8 million for the three months ended March 31, 2010. Promotion revenue included fees earned under our promotion agreement with Depomed for the promotion of Glumetza prescription products. Glumetza 500 mg was the subject of a voluntary recall and supply interruption which resulted in the unavailability of this dosage strength from June 2010 through early January 2011. Shipments of Glumetza 500 mg resumed in January 2011.
     Royalty Revenue. Royalty revenue was $571,000 for the three months ended March 31, 2011 and $1.7 million for the three months ended March 31, 2010 and was comprised primarily of royalty revenue earned under our license agreement with Merck for Zegerid OTC. Merck commenced commercial sales of Zegerid OTC in March 2010.
     Other License Revenue. Other license revenue was $245,000 for the three months ended March 31, 2010 and was comprised of the remaining amortization of the upfront payment we received in October 2009 in connection with our license agreement with Norgine. There was no other license revenue in the three months ended March 31, 2011.
     Cost of Product Sales. Cost of product sales was $1.5 million for the three months ended March 31, 2011 and $1.6 million for the three months ended March 31, 2010, or approximately 13% and 5% of net product sales, respectively. Cost of product sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Cycloset and Zegerid prescription products as well as shipments to Prasco of the authorized generic version of Zegerid Capsules. Cost of product sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales. The increase in our cost of product sales as a percentage of net product sales was primarily attributable to certain fixed costs being applied to decreased sales volumes and higher manufacturing costs associated with Cycloset.
     License Fees and Royalties. License fees and royalties were $1.9 million for the three months ended March 31, 2011 and $3.0 million for the three months ended March 31, 2010. License fees and royalties consist of royalties due to the University of Missouri based upon net product sales of our Zegerid prescription products, sales of Zegerid OTC by Merck under our license agreement and products sold by GSK under our license agreement. In addition, license fees and royalties include milestone payments and upfront fees expensed or amortized under license agreements, as well as amounts payable to S2 and VeroScience based on a percentage of the gross margin associated with net sales of Cycloset. License fees and royalties also include changes in the fair value of contingent consideration related to business combinations. The $1.1 million decrease in license fees and royalties was primarily due to a decrease in royalties due to the University of Missouri based on decreased sales of Zegerid prescription products, partially offset by amortization of the upfront payment made to S2 and VeroScience under our license and distribution agreement entered into in September 2010 and the remaining accrual of approximately $273,000 related to the one-time $3.0 million sales milestone paid to Depomed in March 2011. This milestone was based on our having achieved Glumetza net product sales in excess of $50.0 million during the 13-month period ending January 2011.
     Research and Development. Research and development expenses were $3.3 million for the three months ended March 31, 2011 and $5.0 million for the three months ended March 31, 2010. The $1.7 million decrease in our research and development expenses was primarily attributable to a decrease in costs associated with our budesonide MMX phase III clinical program partially offset by costs associated with the initiation of our phase I clinical study with SAN-300.
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

     In connection with our strategic collaboration with Cosmo entered into in December 2008, we are developing two product candidates targeting gastrointestinal, or GI, conditions. Budesonide MMX is a corticosteroid in a novel oral tablet formulation, dosed one tablet once a day, which utilizes proprietary MMX colonic delivery technology and is being developed for the treatment of ulcerative colitis. We have announced statistically significant top-line results from two phase III clinical studies which evaluated budesonide MMX 9 mg for the induction of remission of mild or moderate active ulcerative colitis. We plan to submit an NDA for budesonide MMX to the U.S. Food and Drug Administration, or FDA, by the end of 2011. Rifamycin SV MMX is a broad spectrum, semi-synthetic antibiotic in a novel oral tablet formulation, which utilizes proprietary MMX colonic delivery technology and is being developed for the treatment of patients with travelers’ diarrhea and potentially for other diseases that have an infectious component in the intestine. Rifamycin SV MMX 200 mg oral tablets taken twice daily (2 times 200 mg per dose, 800 mg total daily dose) is currently being investigated in a phase III clinical program in patients with travelers’ diarrhea.
     We have acquired rights to Rhucin under license and supply agreements with Pharming. Rhucin is a recombinant version of the human protein C1 inhibitor, which is produced using proprietary transgenic technology. Rhucin is currently being evaluated in a phase III clinical study at a 50 U/kg dose for the treatment of acute attacks of HAE, an orphan disease.
     We have acquired the exclusive worldwide rights to SAN-300 through the acquisition of Covella and a related license agreement with Biogen. SAN-300 is an inhibitor of VLA-1, also known as α1β1 integrin, and has shown activity in multiple preclinical models of inflammatory and autoimmune diseases. We believe that SAN-300 may have potential application as a drug candidate in multiple inflammatory and autoimmune diseases, including rheumatoid arthritis, inflammatory bowel disease, psoriasis and organ transplantation. We initiated a single-dose, dose-escalation Phase I clinical study in March 2011.
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
     Selling, General and Administrative. Selling, general and administrative expenses were $16.5 million for the three months ended March 31, 2011 and $26.5 million for the three months ended March 31, 2010. The $10.0 million decrease in our selling, general and administrative expenses was primarily attributable to a decrease in compensation, benefits and related employee costs and a decrease in Zegerid promotional spending related to our decision to cease promotion of our Zegerid prescription products and implement a corporate restructuring in the third quarter of 2010. These decreases in selling, general and administrative expenses were offset in part by an increase in advertising and promotional spending associated with Cycloset.
     Interest Income. Interest income was $10,000 for the three months ended March 31, 2011 and $22,000 for the three months ended March 31, 2010.
     Interest Expense. Interest expense was $113,000 for the three months ended March 31, 2011 and $116,000 for the three months ended March 31, 2010. Interest expense was comprised primarily of interest due in connection with our revolving credit facility with Comerica Bank, or Comerica.
     Income Tax Expense. Income tax expense was $20,000 for the three months ended March 31, 2011 and $255,000 for the three months ended March 31, 2010. The provision for income taxes reflects our estimate of the effective tax rate expected to be applicable for the full fiscal year. Our effective tax rate for the three months ended March 31, 2011 and March 31, 2010 is impacted by anticipated utilization of Federal and state income tax net operating loss carryforwards.

Liquidity and Capital Resources
     As of March 31, 2011, cash, cash equivalents and short-term investments were $54.8 million, compared to $60.8 million as of December 31, 2010, a decrease of $6.0 million. This net decrease resulted from our net loss for the three months ended March 31, 2011, adjusted for non-cash charges and changes in operating assets and liabilities.
     Net cash used in operating activities was $6.6 million for the three months ended March 31, 2011 and $3.0 million for the three months ended March 31, 2010. The primary use of cash for the three months ended March 31, 2011 resulted from our net loss for the period, adjusted for non-cash charges, including $1.0 million in stock-based compensation, $758,000 in depreciation and amortization, and changes in operating assets and liabilities. Significant working capital uses of cash for the three months ended March 31, 2011 included decreases in accounts payable and accrued liabilities related to payment of a one-time $3.0 million sales milestone to Depomed, annual corporate bonuses, accrued rebates and other expenses accrued in 2010. Significant working capital uses of cash for the three months ended March 31, 2010 included decreases in accounts payable and accrued liabilities related to payment of annual corporate bonuses and other expenses accrued in 2009. Additional significant working capital uses of cash for the three months ended March 31, 2010 included increases in prepaid expenses and other current assets, offset in part by decreases in accounts receivable.
     Net cash used in investing activities was $1.1 million for the three months ended March 31, 2011 and net cash provided by investing activities was $1.1 million for the three months ended March 31, 2010. These activities included purchases and maturities/redemptions of short-term investments and purchases of property and equipment.
     Net cash provided by financing activities was $436,000 for the three months ended March 31, 2011 and $97,000 for the three months ended March 31, 2010. Net cash provided by financing activities included proceeds received from the exercise of stock options.
Contractual Obligations and Commitments
     We currently rely on Patheon, Inc. as our manufacturer of Cycloset and Zegerid Powder for Oral Suspension. We rely on Norwich Pharmaceuticals, Inc. as our manufacturer of Zegerid Capsules and the related authorized generic product. We also are required to purchase commercial quantities of certain active ingredients in our Cycloset and Zegerid products. At March 31, 2011, we had finished goods and raw materials inventory purchase commitments of approximately $1.1 million.
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
     Promotion Agreement with Depomed
     Under our promotion agreement with Depomed entered into in July 2008, we paid a $3.0 million sales milestone in March 2011 based on having achieved Glumetza net product sales in excess of $50.0 million during the 13-month period ending January 31, 2011. We may also be required to pay Depomed additional one-time sales milestones totaling up to $13.0 million in the aggregate based on the achievement of specified levels of annual Glumetza net product sales as follows: $3.0 million if net sales exceed $80.0 million, $5.0 million if net sales exceed $110.0 million, and $5.0 million if net sales exceed $140.0 million. Under the promotion agreement, we are required to meet certain minimum promotion obligations during the term of the agreement. On an annual basis, we are required to make “sales force expenditures” at least equal to an agreed-upon percentage of the prior year’s net sales, where sales force expenditures for purposes of the promotion agreement are sales calls with specified assigned values (indexed to inflation in future years) depending on the relative position of the call and the number of other products promoted by the sales representatives promoting Glumetza. In addition, during the term of the agreement, we are required to make certain minimum marketing, advertising, medical affairs and other commercial support expenditures.

     License Agreement with Cosmo
     Under our license agreement, stock issuance agreement and registration rights agreement with Cosmo entered into in December 2008, Cosmo is entitled to receive up to a total of $6.0 million in clinical and regulatory milestones remaining under the agreements for the initial indications for the licensed products, up to $6.0 million in clinical and regulatory milestones for a second indication for rifamycin SV MMX and up to $57.5 million in commercial milestones. The milestones may be paid in cash or through issuance of additional shares of our common stock, at Cosmo’s option, subject to certain limitations. We will be required to pay tiered royalties to Cosmo ranging from 12% to 14% on net sales of any licensed products we sell. Such royalties are subject to reduction in certain circumstances, including in the event of market launch in the U.S. of a generic version of a licensed product. We are responsible for one-half of the total out-of-pocket costs associated with the budesonide MMX phase III clinical program and for all of the out-of-pocket costs for the ongoing rifamycin SV MMX phase III U.S. registration study. In the event that additional clinical work is required to obtain U.S. regulatory approval for either of the licensed products, the parties will agree on cost sharing.
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
     License Agreement and Supply Agreement with Pharming
     Under our license agreement with Pharming entered into in September 2010, we are required to pay a $5.0 million milestone to Pharming upon FDA acceptance of a biologics license application for Rhucin. We may also be required to pay Pharming additional success-based clinical and commercial milestones totaling up to an aggregate of $30 million, depending upon the achievement of developmental and commercial objectives. In addition, we will be required to pay certain one-time performance milestones if we achieve certain aggregate net sales levels of Rhucin. The amount of each such milestone payment varies upon the level of net sales in a calendar year. The maximum amount of all such payments to Pharming would be $45 million, assuming net sales exceeded $500 million in a calendar year. As consideration for the licenses and rights granted under the license agreement, and as compensation for the commercial supply of Rhucin by Pharming pursuant to our supply agreement, we will pay Pharming a tiered supply price, based on a percentage of net sales of Rhucin, subject to reduction in certain events.
     Acquisition of Covella
     In connection with our acquisition of Covella, under the terms of the merger agreement, we may be required to make clinical and regulatory milestone payments totaling up to an aggregate of $37.7 million (consisting of a combination of cash and our common stock) based on success in developing product candidates (with the first such milestone being payable upon successful completion of the first Phase IIb clinical study). We may also be required to pay a royalty equal to a low single digit percentage rate of net sales of any commercial products resulting from the anti-VLA-1 mAb technology.
     Amended License with Biogen
     Under our amended license agreement with Biogen, we may be obligated to make various clinical, regulatory and sales milestone payments based upon our success in developing and commercializing development-stage products (with the first such milestone being payable upon successful completion of the first Phase IIb clinical study). The amounts of the clinical and regulatory milestone payments vary depending on the type of product, the number of indications, and other specifically negotiated milestones. If SAN-300 is the first to achieve all applicable milestones for all three indications, we will be required to pay Biogen maximum aggregate clinical and regulatory milestone payments of $97.2 million. The amount of the commercial milestone payments we will be required to pay Biogen will depend on the level of net sales of a particular product in a calendar year. The maximum aggregate commercial milestone payments to Biogen total $105.5 million for SAN-300, assuming cumulative net sales of at least $5 billion of such product, and total $60.25 million for products containing certain other compositions as described in the license, assuming cumulative net sales of at least $5 billion of such products. In addition, we will be required to pay tiered royalties ranging from low single digit to low double digit percentage rates, subject to reduction in certain limited circumstances, on net sales of products developed under the amended license.

     The following summarizes our long-term contractual obligations as of March 31, 2011, excluding potential clinical, regulatory and commercial milestones and royalty obligations under our agreements which are described above:

	Payments Due by Period
		Less than	One to	Four to
Contractual Obligations	Total	One Year	Three Years	Five Years	Thereafter
			(in thousands)
Operating leases	$2,856	$1,170	$1,686	$—	$—
Long-term debt	11,040	344	10,696
Other long-term contractual obligations	54	—	54	—	—

Total	$13,950	$1,514	$12,436	$—	$—

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

     In July 2006, we entered into our loan agreement with Comerica, which was subsequently amended in July 2008, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $25.0 million. In December 2008, we drew down $10.0 million under the loan agreement. The revolving loan bears interest at a variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” plus 0.50%, which as of March 31, 2011 was 3.75%. Interest payments on advances made under the loan agreement are due and payable in arrears on the first calendar day of each month during the term of the loan agreement. On August 27, 2010, we entered into an amendment with Comerica that extends the maturity date of the revolving line from July 11, 2011 to July 11, 2013. Amounts borrowed under the loan agreement may be repaid and re-borrowed at any time prior to July 11, 2013, and any outstanding principal drawn during the term of the loan facility is due and payable on July 11, 2013. There is a non-refundable unused commitment fee equal to 0.50% per annum on the difference between the amount of the revolving line and the average daily balance outstanding thereunder during the term of the loan agreement, payable quarterly in arrears. The loan agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the loan agreement.
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
     In March 2010, the President signed the Patient Protection and Affordable Care Act, which makes extensive changes to the delivery of healthcare in the U.S. This act includes numerous provisions that affect pharmaceutical companies, some of which are effective immediately and others of which will be taking effect over the next several years. For example, the act seeks to expand healthcare coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The act also imposes substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit, an annual fee imposed on all manufacturers of brand prescription drugs in the U.S., and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics. The act also contains cost-containment measures that could reduce reimbursement levels for healthcare items and services generally, including pharmaceuticals. It also will require reporting and public disclosure of payments and other transfers of value provided by pharmaceutical companies to physicians and teaching hospitals. These measures could result in decreased net revenues from our pharmaceutical products and decreased potential returns from our development efforts.

     As of March 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Caution on Forward-Looking Statements
     Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance that are not historical facts are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to generate revenues from Glumetza® (metformin hydrochloride extended release tablets) and Cycloset® (bromocriptine mesylate) tablets, our currently promoted commercial products; our ability to ensure continued supply of our commercial products; our ability to successfully advance the development of, obtain regulatory approval for and ultimately commercialize, our development-stage products — budesonide MMX®, Rhucin® (recombinant human C1 inhibitor), rifamycin SV MMX, and SAN-300 (anti-VLA-1 antibody); our ability to maintain patent protection for our products, including the difficulty in predicting the timing and outcome of the Glumetza, Zegerid® and Zegerid OTC® patent litigation; our ability to achieve continued progress under our strategic alliances, including our over-the-counter license agreement with Schering-Plough HealthCare Products, Inc., a subsidiary of Merck & Co., Inc., our license agreement with Glaxo Group Limited, an affiliate of GlaxoSmithKline plc, and our license agreement with Norgine B.V., and the potential for early termination of, or reduced payments under, these agreements; the impact on our business of significant change, and the risk that we may not be successful in integrating our new marketed and development-stage products into our existing operations or in realizing the planned results from our corporate restructuring or our expanded product portfolio and pipeline; our ability to continue to generate revenues from our branded and authorized generic Zegerid (omeprazole/sodium bicarbonate) prescription products and the impact on our business and financial condition of the ongoing generic competition for our Zegerid products; adverse side effects, inadequate therapeutic efficacy or other issues related to our products or products we promote that could result in product recalls, market withdrawals or product liability claims; competition from other pharmaceutical or biotechnology companies and evolving market dynamics; our ability to further diversify our sources of revenue and product portfolio; other difficulties or delays relating to the development, testing, manufacturing and marketing of, and obtaining and maintaining regulatory approvals for, our and our strategic partners’ products; fluctuations in quarterly and annual results; our ability to obtain additional financing as needed to support our operations or future product acquisitions; the impact of healthcare reform legislation and the recent turmoil in the financial markets; and other risks detailed below under Part II — Item 1A — Risk Factors.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Under the terms of our loan agreement with Comerica Bank, or Comerica, the interest rate applicable to any amounts borrowed by us under the credit facility will be, at our election, indexed to either Comerica’s prime rate or the LIBOR rate. If we elect Comerica’s prime rate for all or any portion of our borrowings, the interest rate will be variable, which would expose us to the risk of increased interest expense if interest rates rise. If we elect the LIBOR rate for all or any portion of our borrowings, such LIBOR rate will remain fixed only for a specified, limited period of time after the date of our election, after which we will be required to repay the borrowed amount, or elect a new interest rate indexed to either Comerica’s prime rate or the LIBOR rate. The new rate may be higher than the earlier interest rate applicable under the loan agreement. As of March 31, 2011, the balance outstanding under the credit facility was $10.0 million, and we had elected the “prime rate” plus 0.50% interest rate option, which was 3.75% as of March 31, 2011. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 10% increase or decrease in the interest rate under the loan agreement would not materially affect our interest expense at our current level of borrowing.

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
     Zegerid® and Zegerid OTC® Patent Litigation
     In April 2010, the U.S. District Court for the District of Delaware ruled that five patents covering Zegerid Capsules and Zegerid Powder for Oral Suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772) were invalid due to obviousness. These patents were the subject of lawsuits we filed in 2007 in response to ANDAs filed by Par Pharmaceutical Inc., or Par, with the FDA. In May 2010, we filed an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. Oral arguments in the appeal were held on May 2, 2011, and we expect a decision on the appeal in the second half of 2011, although the decision could be issued sooner or later than we expect. Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the timing or outcome of the appeal.
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

     Wage and Hour Putative Class Action Litigation
     In December 2010, a complaint styled as a putative class action was filed against us in the U.S. District Court for the Southern District of New York by a person employed by us as a sales representative and on behalf of a class of similarly situated current and former employees. The complaint seeks damages for alleged violations of the New York Labor Law 650 §§ et seq. and the federal Fair Labor Standards Act. The alleged violations include failure to pay for overtime work. The complaint seeks an unspecified amount for unpaid wages and overtime wages, liquidated and/or punitive damages, attorneys’ fees and other damages. We deny all claims asserted in the complaint. In April 2011, we filed a motion to transfer the case to the United States District Court for the Southern District of California. Our motion to transfer is currently pending. Over the last few years, similar class action lawsuits have been filed against other pharmaceutical companies alleging that the companies’ sales representatives have been misclassified as exempt employees under the Federal Fair Labor Standards Act and applicable state laws. There have been varying outcomes in these cases to date, and it is too early to predict an outcome in our matter at this time.
     Although we intend to vigorously defend against the litigation filed against us, litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business regardless of the outcome.
     Fleet Phospho-soda® Product Liability Litigation
     In October 2009, we became aware of two lawsuits filed by individual plaintiffs in Ohio state court relating to C.B. Fleet Co., Inc., or Fleet, and claiming injuries purportedly caused by Fleet’s Phospho-soda, sodium phosphate oral solution product. The complaints named Fleet, Santarus, the Cleveland Clinic Foundation, the Research Foundation of the American Society of Colon and Rectal Surgeons, the Society of American Gastrointestinal and Endoscopic Surgeons and several other individuals as defendants and alleged, among other things, that the defendants fraudulently concealed, misrepresented and suppressed material medical and scientific information about Fleet’s Phospho-soda product.
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
     In March 2011, a confidential settlement was reached between Fleet and plaintiffs to resolve the pending claims against Santarus and certain other defendants. It is expected that these claims against Santarus will be dismissed with prejudice according to the terms of that settlement.
     Under the terms of the co-promotion agreement, Fleet has indemnified us in connection with these matters. In addition, we have tendered notice of these matters to our insurance carriers pursuant to the terms of our insurance policies. Due to the uncertainty of the ultimate outcome of these matters and our ability to maintain indemnification and/or insurance coverage, we cannot predict the effect, if any, this matter will have on our business. Regardless of how this litigation is ultimately resolved, this matter may be costly, time-consuming and distracting to our management, which could have a material adverse effect on our business.
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
     Our ability to generate product revenue in the near term will depend primarily on the success of Glumetza and Cycloset. The commercial success of Glumetza and Cycloset will depend on several factors, including:
•	our ability to generate and increase market demand for, and sales of, Glumetza and to mitigate the impact of a prior recall and supply interruption of Glumetza 500 mg, which resulted in the unavailability of this dosage strength from June 2010 through early January 2011;

•	our ability to successfully generate demand for, and sales of, Cycloset, which we recently launched in November 2010 and have limited experience promoting;

•	the ability to maintain patent coverage for Glumetza and Cycloset, including whether a favorable outcome is obtained in the pending patent infringement lawsuit relating to Glumetza;

•	our ability to accurately forecast manufacturing requirements and manage inventory levels for Cycloset during the launch period and thereafter and in light of the product’s limited expiry dating;

•	the performance of third-party manufacturers and our ability to maintain commercial manufacturing operations in accordance with regulatory and quality requirements and as necessary to meet commercial demand for the products and avoid supply interruptions;

•	the occurrence of adverse side effects, inadequate therapeutic efficacy or other issues relating to the products, and any resulting product liability claims or product recalls;

•	the availability of adequate levels of reimbursement coverage for the products from third-party payors, particularly in light of the availability of other branded and generic competitive products; and

•	our ability to effectively market Glumetza and Cycloset in accordance with the requirements of the U.S. Food and Drug Administration, or FDA.
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
     Although the top-line results in the U.S. and European phase III studies showed that budesonide MMX 9 mg taken once daily met the primary endpoint of superiority to placebo in achieving clinical remission as measured by the ulcerative colitis disease activity index score after eight weeks of treatment, we cannot be sure that the FDA will concur with our clinical interpretation of the results, our statistical analysis plan (including our definition of the intent-to-treat population) or the conduct of the studies. It is also possible that the extension study, which is evaluating budesonide MMX 6 mg, will not be completed in a timely or successful manner or will not provide adequate data to support approval of budesonide MMX 9 mg and that an additional study with the 9 mg dose might be required. Subject to successful and timely completion of the extension study, we plan to submit an NDA for budesonide MMX to the FDA by the end of 2011. Prior to submission of the NDA and by the end of the second quarter of 2011, we expect to have a pre-NDA meeting with the FDA, during which we may receive input that could adversely impact our timing for NDA submission or the overall development program.

     Once we submit our NDA, the FDA may refuse to accept the NDA for filing. Alternatively, the FDA may accept the NDA for filing but may ultimately conclude that we have not demonstrated sufficient safety or efficacy to approve an NDA filing for this development product or may require additional clinical studies or other development programs before approving budesonide MMX. The costs of any additional clinical studies and development programs could be significant, and we may not have sufficient resources to complete any additional development requirements in a prompt manner or at all.
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
     Rhucin (recombinant human C1 inhibitor)
     We have licensed rights to develop and commercialize Rhucin pursuant to license and supply agreements with Pharming Group NV, or Pharming. In December 2010, Pharming submitted a BLA for Rhucin to the FDA seeking approval to market Rhucin for the treatment of acute angioedema attacks in patients with hereditary angioedema, or HAE. In February 2011, based on prior discussions with the FDA, Pharming initiated a placebo-controlled, double-blind clinical study with approximately 50 patients to provide additional data in support of the 50 U/kg dose of Rhucin for the treatment of HAE.
     Also in February 2011 and after the initiation of the additional study, Pharming announced receipt of a refusal to file letter from the FDA for the Rhucin BLA. In the letter, the FDA indicated that the BLA was not sufficiently complete to enable a critical medical review. In reaching its conclusion, the FDA indicated that the previously conducted studies evaluating Rhucin for the treatment of acute attacks of HAE did not provide data for a sufficient number of subjects to support the proposed dose of 50 U/kg and lacked prospective validation of the visual analog scale used in measuring the clinical effects of Rhucin. The FDA also provided other comments on the prior clinical studies and indicated that the FDA would provide additional feedback on the design of the ongoing clinical study. In addition, the FDA requested that the results of the ongoing clinical study be included in any future BLA submission for Rhucin.
     In late March, we and Pharming met with the FDA to discuss the FDA refusal to file letter and to gain further clarification on the protocol for the ongoing study. Based on input from the FDA, as well as our and Pharming’s review of the FDA meeting minutes, we and Pharming are submitting an amendment to the protocol for the study, including an increase of the number of patients to approximately 75 and a modification of the manner in which the primary endpoint will be assessed. We believe this modification eliminates the need for further validation of the visual analog scale. In addition, we still plan to include in the study an open-label extension to further evaluate the efficacy, safety and immunogenicity of Rhucin at 50 U/kg for the repeated treatment of acute HAE attacks.
     The companies currently expect that the phase III study will be completed by the third quarter of 2012, which is within the original 12 to 18 month estimate previously provided by the companies. However, the timing estimate is dependent on the outcome of any continuing discussions with and input from the FDA, as well as general risks associated with the conduct of the study.
     We cannot be certain that Pharming will complete the phase III clinical study in a timely or successful manner. In addition, we cannot be certain that the FDA will accept a future BLA submission for Rhucin and ultimately approve Rhucin in a timely manner or at all. The FDA may require additional clinical studies or other development programs beyond the ongoing phase III study prior to approving Rhucin. The costs of any additional clinical studies and development programs could be significant, and we and Pharming may not have sufficient resources to complete any additional development requirements in a prompt manner or at all.

     In addition, Pharming is initiating a phase II proof of concept study to evaluate recombinant human C1 inhibitor for the treatment of antibody mediated rejection, or AMR, in renal transplant patients. Given that this study is a proof of concept study, there is no assurance that recombinant human C1 inhibitor will be safe or effective for this particular indication. We cannot be certain that the clinical testing will be timely or successful, and there are many significant risks for this development program.
     Moreover, Rhucin utilizes Pharming’s transgenic technology platform for the production of recombinant human proteins, and to date there has been only one other prescription product approved by the FDA that utilizes transgenic technology. As a result, the Rhucin development product is subject to risks related to the novelty of its technology platform as well as other general development risks, any of which may result in additional costs and delays prior to our ability to obtain U.S. regulatory approval for, and commercialize, Rhucin.
     Rifamycin SV MMX
     In June 2010, we initiated a phase III clinical study evaluating rifamycin SV MMX in patients with travelers’ diarrhea pursuant to our strategic collaboration with Cosmo, and we anticipate that we will have top-line results from this study in the first half of 2012. Our ongoing phase III clinical study is being conducted in Mexico and Guatemala, and to date, enrollment has been slower than anticipated due to a variety of circumstances, including a decrease in tourism and student travel in these countries. Cosmo’s European partner Dr. Falk Pharma GmbH, or Dr. Falk initiated its phase III clinical study in October 2010. Given the delays in enrollment, among other potential risks, we cannot be certain that we and Dr. Falk will be able to complete our respective planned studies in a timely and successful manner.
     SAN-300 (anti-VLA-1antibody)
     We have acquired the exclusive worldwide rights to a humanized anti-VLA-1 monoclonal antibody, or mAb, development program, through the acquisition of Covella Pharmaceuticals, Inc., or Covella, and a related license agreement with Biogen Idec MA Inc., or Biogen. SAN-300, our anti-VLA-1 mAb, is an inhibitor of VLA-1, also known as α1β1 integrin, and has shown activity in multiple preclinical models of inflammatory and autoimmune diseases. We initially expect to develop SAN-300 for the treatment of rheumatoid arthritis, or RA. We initiated a single-dose, dose-escalation phase I clinical study in March 2011, which study we expect to be completed in the first half of 2012.
     Although SAN-300 has shown activity in pre-clinical models, it is at a very early stage of development, and has just begun being tested in human clinical trials. As a result, we cannot be certain that the initial clinical testing and any necessary additional pre-clinical testing will be timely or successful, and there are many significant risks for this early-stage development program.
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
     In April 2010, the U.S. District Court for the District of Delaware ruled that certain patents covering our Zegerid prescription products were invalid due to obviousness. These patents were the subject of lawsuits we filed in 2007 in response to abbreviated new drug applications, or ANDAs, filed by Par Pharmaceutical, Inc., or Par, with the FDA. In May 2010, we filed an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. Oral arguments in the appeal were held on May 2, 2011, and we expect a decision on the appeal in the second half of 2011, although the decision could be issued sooner or later than we expect. Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the timing or outcome of the appeal.
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
     In addition, various companies are developing new products that may compete with the Glumetza products in the future. For example, Depomed has licensed rights to use its extended-release metformin technology in combination with sitagliptin, the active ingredient in Merck’s Januvia® product, and with canagliflozin, a sodium-glucose transporter-2, or SGLT2, compound being developed by Janssen. Depomed has also licensed rights to use its extended-release metformin technology to Boehringer Ingelheim for use with certain of its proprietary compounds. The Glumetza prescription products are also the subject of a pending ANDA and related patent infringement litigation. If the litigation is resolved unfavorably to our licensor, Depomed, we may face competition from generic versions of 500 mg and 1000 mg dosage strengths of Glumetza prior to patent expiry.

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
     For our SAN-300 development-stage product, we are utilizing clinical trial material previously manufactured by Biogen. In the future, Biogen has a right of first offer to supply our product requirements.
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
     In March 2010, the President signed the Patient Protection and Affordable Care Act, which makes extensive changes to the delivery of healthcare in the U.S. This act includes numerous provisions that affect pharmaceutical companies, some of which are effective immediately and others of which will be taking effect over the next several years. For example, the act seeks to expand healthcare coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The act also imposes substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit, an annual fee imposed on all manufacturers of brand prescription drugs in the U.S., increased disclosure obligations and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics. The act also contains cost-containment measures that could reduce reimbursement levels for healthcare items and services generally, including pharmaceuticals. It also will require reporting and public disclosure of payments and other transfers of value provided by pharmaceutical companies to physicians and teaching hospitals. These measures could result in decreased net revenues from our pharmaceutical products and decreased potential returns from our development efforts.
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
     We are a small company and, as of March 31, 2011, had 224 employees. As a result of Par’s decision to launch a generic version of our Zegerid Capsules prescription product, in late June 2010, we determined to cease promotion of our Zegerid prescription products, launch an authorized generic version of our Zegerid Capsules prescription product and announced a corporate restructuring, including a significant workforce reduction in our commercial organization and other selected operations.
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
     SAN-300
     We acquired worldwide rights to develop and commercialize the SAN-300 development-stage product in connection with our acquisition of Covella. Currently, there are five issued U.S. patents that are owned by Biogen and licensed to us that we believe provide coverage for SAN-300 (U.S. Patent Nos. 7,358,054; 7,462,353; 6,955,810; 7,723,073; and 7,910,099), which expire in 2020 and 2022. In addition, SAN-300, as a biological product, is entitled under current legislation to a period of 12 years of data exclusivity.

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
     Zegerid and Zegerid OTC® Patent Litigation
     In April 2010, the U.S. District Court for the District of Delaware ruled that five patents covering Zegerid Capsules and Zegerid Powder for Oral Suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772) were invalid due to obviousness. These patents were the subject of lawsuits we filed in 2007 in response to ANDAs filed by Par with the FDA. In May 2010, we filed an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. Oral arguments in the appeal were held on May 2, 2011, and we expect a decision on the appeal in the second half of 2011, although the decision could be issued sooner or later than we expect. Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the timing or outcome of the appeal.
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
     The extent of our future operating losses and our ability to return to profitability are highly uncertain. We have been engaged in developing and commercializing drugs and have generated significant operating losses since our inception in December 1996. Our commercial activities and continued product development and clinical activities will require significant expenditures. For the three months ended March 31, 2011, we recognized $22.8 million in total revenues, and, as of March 31, 2011, we had an accumulated deficit of $309.4 million.

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
     Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the commercial success of, and demand for, currently marketed products, as well as the success and costs of our development programs are uncertain and therefore our future prospects are uncertain. The level of our revenues and results of operations at any given time will be based primarily on the following factors:
•	commercial success of the Glumetza and Cycloset prescription products;

•	results of clinical studies and other development programs, including the ongoing and planned clinical programs for the budesonide MMX, Rhucin, rifamycin SV MMX and SAN-300 development products;

•	our ability to obtain regulatory approval for our development products and any future products we develop or in-license;

•	potential to receive revenue from Zegerid brand and authorized generic products;

•	whether we are able to maintain patent protection for our products, including whether favorable outcomes are obtained in our pending appeal relating to our Zegerid prescription products and the pending patent infringement lawsuits relating to our Glumetza prescription product and Zegerid OTC;

•	interruption in the manufacturing or distribution of our products;

•	progress under our strategic alliances with Merck, GSK and Norgine, including the impact on these alliances from generic competition and the potential for early termination of, or reduced payments under, the related agreements;

•	timing of new product offerings, acquisitions, licenses or other significant events by us, our strategic partners or our competitors; and

•	legislative changes, including healthcare reform, affecting the products we may offer or those of our competitors.
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
     The market prices for securities of specialty biopharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. For example, during the year ended December 31, 2010, the trading prices for our common stock ranged from a high of $5.67 to a low of $2.09, and on March 31, 2011, the closing trading price for our common stock was $3.42. In addition, we have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Furthermore, our loan agreement with Comerica prohibits us from paying dividends. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment.
     The trading price of our common stock may continue to fluctuate substantially as a result of one or more of the following factors:
•	announcements concerning our commercial progress and activities, including sales and revenue trends for the Glumetza and Cycloset products we promote and the status of the patent litigation relating to Glumetza;

•	announcements concerning our products or competitive products, including progress under development programs, results of clinical studies or status of regulatory submissions;

•	the status of the generic versions of our Zegerid prescription products offered by Par and Prasco, and any additional generic products that may be offered in the future, as well as developments in the pending appeal relating to our Zegerid prescription products and the pending litigation concerning Zegerid OTC;

•	developments, including announcements concerning progress, delays or terminations, pursuant to our strategic alliances with Merck, GSK and Norgine;

•	announcements made by our strategic partners concerning their business or the products they develop or promote;

•	other disputes or developments concerning proprietary rights, including patents and trade secrets, litigation matters, and our ability to patent or otherwise protect our products and technologies;

•	conditions or trends in the pharmaceutical and biotechnology industries, including the impact of healthcare reform;

•	fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	changes in, or our failure to meet or exceed, investors’ and securities analysts’ expectations;

•	announcements concerning borrowings under our loan agreement, takedowns under our existing universal shelf registration statement or other developments relating to the loan agreement, universal shelf registration statement or our other financing activities;

•	acquisition of products or businesses by us or our competitors;

•	litigation and government inquiries, including the results of a putative class action filed against us relating to alleged violations of certain labor laws seeking an unspecified amount for unpaid wages and overtime wages, liquidated and/or punitive damages, attorneys’ fees and other damages; or

•	economic and political factors, including wars, terrorism and political unrest.

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
     In December 2010, a complaint styled as a putative class action was filed against us in the U.S. District Court for the Southern District of New York by a person employed by us as a sales representative and on behalf of a class of similarly situated current and former employees. The complaint seeks damages for alleged violations of the New York Labor Law 650 §§ et seq. and the federal Fair Labor Standards Act. The alleged violations include failure to pay for overtime work. The complaint seeks an unspecified amount for unpaid wages and overtime wages, liquidated and/or punitive damages, attorneys’ fees and other damages. We deny all claims asserted in the complaint. In April 2011, we filed a motion to transfer the case to the United States District Court for the Southern District of California. Our motion to transfer is currently pending. Over the last few years, similar class action lawsuits have been filed against other pharmaceutical companies alleging that the companies’ sales representatives have been misclassified as exempt employees under the Federal Fair Labor Standards Act and applicable state laws. There have been varying outcomes in these cases to date, and it is too early to predict an outcome in our matter at this time. Although we intend to vigorously defend against the litigation filed against us, litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business regardless of the outcome.

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
     Not applicable.
Issuer Purchases of Equity Securities
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Removed and Reserved
Item 5. Other Information
     Not applicable.

     Item 6. Exhibits

Exhibit
Number	Description
2.1(1)*	Agreement and Plan of Merger, dated September 10, 2010, among us, SAN Acquisition Corp., Covella Pharmaceuticals, Inc. and Lawrence C. Fritz, as the Stockholder Representative

3.1(2)	Amended and Restated Certificate of Incorporation

3.2(3)	Amended and Restated Bylaws

3.3(4)	Certificate of Designations for Series A Junior Participating Preferred Stock

4.1(4)	Form of Common Stock Certificate

4.2(5)	Amended and Restated Investors’ Rights Agreement, dated April 30, 2003, among us and the parties named therein

4.3(5)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated May 19, 2003, among us and the parties named therein

4.4(5)*	Stock Restriction and Registration Rights Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

4.5(5)	Form of Common Stock Purchase Warrant

4.6(4)	Rights Agreement, dated as of November 12, 2004, between us and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Santarus, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

4.7(6)	First Amendment to Rights Agreement, dated as of April 19, 2006, between us and American Stock Transfer & Trust Company

4.8(7)	Second Amendment to Rights Agreement, dated December 10, 2008, between us and American Stock Transfer & Trust Company

4.9(8)	Warrant to Purchase Shares of Common Stock, dated February 3, 2006, issued by us to Kingsbridge Capital Limited

4.10(8)	Registration Rights Agreement, dated February 3, 2006, between us and Kingsbridge Capital Limited

4.11(9)	Registration Rights Agreement, dated December 10, 2008, between us and Cosmo Technologies Limited

4.12(9)	Amendment No. 1 to Registration Rights Agreement, dated April 23, 2009, between us and Cosmo Technologies Limited

10.1+	Amendment to License Agreement, dated February 11, 2011, between us and Norgine B.V.

10.2+	First Amendment to Distribution and License Agreement, dated March 10, 2011, among us, VeroScience, LLC and S2 Therapeutics, Inc.

10.3+	Amendment No. 3 to OTC License Agreement, dated April 1, 2011, between us and Schering-Plough Healthcare Products, Inc.

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q of Santarus, Inc. for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 9, 2010.

(2)	Incorporated by reference to the Quarterly Report on Form 10-Q of Santarus, Inc. for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 13, 2004.

(3)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on December 5, 2008.

(4)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on November 17, 2004.

(5)	Incorporated by reference to the Registration Statement on Form S-1 of Santarus, Inc. (Registration No. 333-111515), filed with the Securities and Exchange Commission on December 23, 2003, as amended.

(6)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on April 21, 2006.

(7)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2008.

(8)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on February 3, 2006.

(9)	Incorporated by reference to the Registration Statement on Form S-3 of Santarus, Inc. (Registration No. 333-156806), filed with the Securities and Exchange Commission on January 20, 2009, as amended.

*	Santarus, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which portions have been omitted and filed separately with the Securities and Exchange Commission.

+	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

#	Indicates management contract or compensatory plan.

†	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Santarus, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 4, 2011

/s/ Debra P. Crawford
Debra P. Crawford,
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)