Form 10-Q
period 2011-06-30
SANTARUS INC
filed 2011-08-04
CIK 1172480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of July 29, 2011 was 60,542,162.

SANTARUS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Santarus, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$52,187	$56,692
Short-term investments	4,363	4,105
Accounts receivable, net	5,649	7,156
Inventories, net	2,761	3,025
Prepaid expenses and other current assets	7,595	6,092

Total current assets	72,555	77,070

Long-term restricted cash	1,050	1,300
Property and equipment, net	696	774
Intangible assets, net	12,674	13,980
Goodwill	2,913	2,913

Total assets	$89,888	$96,037

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$19,122	$29,310
Allowance for product returns	11,907	13,450

Total current liabilities	31,029	42,760

Deferred revenue	2,534	2,635
Long-term debt	10,000	10,000
Other long-term liabilities	2,779	2,659
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2011 and December 31, 2010; no shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at June 30, 2011 and December 31, 2010; 60,491,766 and 60,008,836 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	6	6
Additional paid-in capital	350,224	346,852
Accumulated other comprehensive income	1	—
Accumulated deficit	(306,685)	(308,875)

Total stockholders’ equity	43,546	37,983

Total liabilities and stockholders’ equity	$89,888	$96,037

See accompanying notes.

Santarus, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Product sales, net	$14,694	$32,866	$26,675	$61,876
Promotion revenue	11,055	8,100	21,317	16,924
Royalty revenue	858	708	1,429	2,378
Other license revenue	—	—	—	245

Total revenues	26,607	41,674	49,421	81,423
Costs and expenses:
Cost of product sales	1,845	3,793	3,365	5,366
License fees and royalties	1,999	2,298	3,882	5,258
Research and development	3,812	4,540	7,138	9,557
Selling, general and administrative	16,116	24,928	32,594	51,467

Total costs and expenses	23,772	35,559	46,979	71,648

Income from operations	2,835	6,115	2,442	9,775
Other income (expense):
Interest income	4	24	14	46
Interest expense	(113)	(113)	(226)	(229)

Total other income (expense)	(109)	(89)	(212)	(183)

Income before income taxes	2,726	6,026	2,230	9,592
Income tax expense	20	1	40	256

Net income	$2,706	$6,025	$2,190	$9,336

Net income per share:
Basic	$0.04	$0.10	$0.04	$0.16

Diluted	$0.04	$0.10	$0.04	$0.15

Weighted average shares outstanding used to calculate net income per share:
Basic	60,349,209	58,459,569	60,272,319	58,408,054

Diluted	63,118,902	61,164,993	62,433,165	61,811,085

See accompanying notes.

Santarus, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2011	2010
Operating activities
Net income	$2,190	$9,336
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,508	938
Unrealized gain on trading securities, net	—	(2)
Loss on contingent consideration	221	—
Stock-based compensation	2,458	2,488
Changes in operating assets and liabilities:
Accounts receivable, net	1,507	890
Inventories, net	264	3,542
Prepaid expenses and other current assets	(1,503)	(2,204)
Accounts payable and accrued liabilities	(10,289)	(10,940)
Allowance for product returns	(1,543)	1,040
Deferred revenue	(101)	(273)

Net cash provided by (used in) operating activities	(5,288)	4,815

Investing activities
Purchases of short-term investments	(7,916)	(11,894)
Maturities of short-term investments	7,912	5,387
Redemption of investments	—	2,100
Purchases of property and equipment	(127)	(196)

Net cash used in investing activities	(131)	(4,603)

Financing activities
Exercise of stock options	649	174
Issuance of common stock, net	265	325

Net cash provided by financing activities	914	499

Increase (decrease) in cash and cash equivalents	(4,505)	711
Cash and cash equivalents at beginning of the period	56,692	86,129

Cash and cash equivalents at end of the period	$52,187	$86,840

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
     Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any future periods. For further information, please see the consolidated financial statements and related disclosures included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.
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
     The Company’s allowance for product returns was $11.9 million as of June 30, 2011 and $13.5 million as of December 31, 2010. The Company recognizes product sales at the time title passes to its customers, and the Company provides for an estimate of future product returns at that time based upon historical product returns trends, analysis of product expiration dating and estimated inventory levels in the distribution channel, review of returns trends for similar products, if available, and the other factors discussed above. There may be a significant time lag between the date the Company determines the estimated allowance and when the Company receives the product return and issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods. The Company has been tracking its Zegerid product returns history by individual production batches from the time of its first commercial product launch of Zegerid Powder for Oral Suspension 20 mg in late 2004, taking into consideration product expiration dating and estimated inventory levels in the distribution channel. The Company launched Cycloset in November 2010 and has not experienced any returns through June 30, 2011. The Company has provided for an estimate of Cycloset product returns based upon its review of returns trends for similar products and taking into consideration its Zegerid product returns history.
     The Company’s allowance for rebates, chargebacks and other discounts was $7.5 million as of June 30, 2011 and $13.7 million as of December 31, 2010. These allowances reflect an estimate of the Company’s liability for rebates due to managed care organizations under specific contracts, rebates due to various organizations under Medicare contracts and regulations, chargebacks due to various organizations purchasing the Company’s products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. The Company estimates its liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, the Company evaluates its outstanding contracts and applies the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, the Company projects the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by the Company and/or its competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date the Company determines the estimated allowance and when the Company makes the contractual payment or issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods.

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
5. Stock-Based Compensation
     For the three months ended June 30, 2011 and 2010, the Company recognized approximately $1.4 million of total stock-based compensation in each period. For the six months ended June 30, 2011 and 2010, the Company recognized approximately $2.5 million of total stock-based compensation in each period. As of June 30, 2011, total unrecognized compensation cost related to stock options and employee stock purchase plan rights was approximately $13.1 million, and the weighted average period over which it was expected to be recognized was 2.9 years. In March 2011, the Company granted options to purchase an aggregate of 1,430,723 shares of its common stock in connection with annual option grants to all eligible employees. Also in March 2011, the Company granted options to purchase an aggregate of 1,630,613 shares of its common stock in connection with special option grants to all eligible employees. These stock options vest over a four-year period from the date of grant. In addition, in March 2011 and June 2011, the Company granted options to purchase an aggregate of 406,500 shares of its common stock to non-employee directors of the Company, which vest over a one-year period from the date of grant.
6. Comprehensive Income
     Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes certain changes in stockholders’ equity that are excluded from net income, specifically unrealized gains and losses on securities available-for-sale. Comprehensive income consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$2,706	$6,025	$2,190	$9,336
Unrealized gain on investments	1	1	1	1

Comprehensive income	$2,707	$6,026	$2,191	$9,337

7. Net Income Per Share
     Basic income per share is calculated by dividing the net income by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted income per share is computed by dividing the net income by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, contingently issuable shares, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted income per share when their effect is dilutive. Potentially dilutive securities totaling 12.4 million shares and 9.7 million shares for the three months ended June 30, 2011 and 2010, and 12.6 million shares and 8.4 million shares for the six months ended June 30, 2011 and 2010, respectively, were excluded from the calculation of diluted income per share because of their anti-dilutive effect.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income (in thousands)	$2,706	$6,025	$2,190	$9,336

Denominator:
Weighted average common shares outstanding for basic net income per share	60,349,209	58,459,569	60,272,319	58,408,054
Net effect of dilutive common stock equivalents	2,769,693	2,705,424	2,160,846	3,403,031

Denominator for diluted net income per share	63,118,902	61,164,993	62,433,165	61,811,085

Net income per share
Basic	$0.04	$0.10	$0.04	$0.16

Diluted	$0.04	$0.10	$0.04	$0.15

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
     The following is a summary of the Company’s available-for-sale investment securities as of June 30, 2011 and December 31, 2010 (in thousands). All available-for-sale securities held as of June 30, 2011 and December 31, 2010 have contractual maturities within one year. There were no material gross realized gains or losses on sales of available-for-sale securities for the three and six months ended June 30, 2011 and the year ended December 31, 2010.

	Amortized	Market	Unrealized
	Cost	Value	Gain
June 30, 2011:
U.S. Treasury securities	$1,898	$1,898	$—
U.S. government sponsored enterprise securities	3,514	3,515	1

	$5,412	$5,413	$1

December 31, 2010:
U.S. government sponsored enterprise securities	$5,405	$5,405	$—

     The classification of available-for-sale securities in the Company’s consolidated balance sheets is as follows (in thousands):

	June 30,	December 31,
	2011	2010
Short-term investments	$4,363	$4,105
Restricted cash	1,050	1,300

	$5,413	$5,405

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

     The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2011:
Assets
Money market funds	$24,289	$—	$—	$24,289
U.S. Treasury securities	1,898	—	—	1,898
U.S. government sponsored enterprise securities	—	31,413	—	31,413

	$26,187	$31,413	$—	$57,600

Liabilities
Contingent consideration	$—	$—	$2,278	$2,278

	$—	$—	$2,278	$2,278

December 31, 2010:
Assets
Money market funds	$16,729	$—	$—	$16,729
U.S. government sponsored enterprise securities	—	45,368	—	45,368

	$16,729	$45,368	$—	$62,097

Liabilities
Contingent consideration	$—	$—	$2,057	$2,057

	$—	$—	$2,057	$2,057

     The following table provides a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Auction Rate Securities and Rights:
Beginning balance	$—	$2,500	$—	$3,848
Redemptions and sales, at par	—	(750)	—	(2,100)
Net unrealized gain included in net income	—	—	—	2

Ending balance	$—	$1,750	$—	$1,750

Contingent Consideration:
Beginning balance	$2,172	$—	$2,057	$—
Change in fair value recorded in operating expenses	106	—	221	—

Ending balance	$2,278	$—	$2,278	$—

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
     Level 3 liabilities include contingent milestone and royalty obligations the Company may pay related to the acquisition of Covella in September 2010. The fair value of the contingent consideration has been determined using a probability-weighted discounted cash flow model. The key assumptions in applying this approach are the discount rate and the probability assigned to the milestone or royalty being achieved. Management remeasures the fair value of the contingent consideration at each reporting period, with any change in its fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in the estimate of the probability of achieving the milestone or royalty, being recorded in the current period’s statement of operations. The Company recorded an increase in the fair value of contingent consideration of $106,000 for the three months ended June 30, 2011 and $221,000 for the six months ended June 30, 2011 resulting primarily from the passage of time.
11. Balance Sheet Details
     Inventories, net consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Raw materials	$821	$797
Finished goods	2,993	4,418

	3,814	5,215
Allowance for excess and obsolete inventory	(1,053)	(2,190)

	$2,761	$3,025

     Inventories are stated at the lower of cost or market (net realizable value). Cost is determined by the first-in, first-out method. Inventories consist of finished goods and raw materials used in the manufacture of Cycloset tablets, Zegerid Capsules and the related authorized generic product, and Zegerid Powder for Oral Suspension. Also included in inventories are product samples of Glumetza® (metformin hydrochloride extended release tablets) which the Company purchases from Depomed, Inc. (“Depomed”) under its promotion agreement. The Company provides reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and on firm purchase commitments, compared to forecasts of future sales. As of June 30, 2011, the Company has reserved approximately $785,000 against on-hand inventories of its Zegerid products in connection with the launch of generic and authorized generic versions of prescription Zegerid Capsules and the Company’s related decision to cease promotion of Zegerid.
     Accounts payable and accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Accounts payable	$887	$1,716
Accrued compensation and benefits	3,778	5,017
Accrued rebates	6,510	12,322
Accrued license fees and royalties	1,483	4,471
Accrued research and development expenses	2,923	2,862
Income taxes payable	304	332
Other accrued liabilities	3,237	2,590

	$19,122	$29,310

12. Long-Term Debt
     On July 11, 2008, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Comerica Bank (“Comerica”). The Amended Loan Agreement amends and restates the terms of the original Loan and Security Agreement entered into between the Company and Comerica in July 2006. In December 2008, the Company drew down $10.0 million under the Amended Loan Agreement. The credit facility under the

Amended Loan Agreement consists of a revolving line of credit, pursuant to which the Company may request advances in an aggregate outstanding amount not to exceed $25.0 million. Under the Amended Loan Agreement, the revolving loan bears interest, as selected by the Company, at either the variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” plus 0.50% or the LIBOR rate (as computed in the Amended and Restated LIBOR Addendum to the Amended Loan Agreement) plus 3.00%. The Company has selected the “prime rate” plus 0.50% interest rate option, which as of June 30, 2011 was 3.75%. Interest payments on advances made under the Amended Loan Agreement are due and payable in arrears on the first calendar day of each month during the term of the Amended Loan Agreement. On August 27, 2010, the Company entered into an amendment to the Amended Loan Agreement with Comerica that extends the maturity date of the revolving line of credit from July 11, 2011 to July 11, 2013. Amounts borrowed under the Amended Loan Agreement may be repaid and re-borrowed at any time prior to July 11, 2013, and any outstanding principal drawn during the term of the loan facility is due and payable on July 11, 2013. There is a non-refundable unused commitment fee equal to 0.50% per annum on the difference between the amount of the revolving line and the average daily balance outstanding thereunder during the term of the Amended Loan Agreement, payable quarterly in arrears. The Amended Loan Agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the Amended Loan Agreement.
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
15. Contingencies
Glumetza Patent Litigation
     In November 2009, Depomed filed a lawsuit in the United States District Court for the Northern District of California against Lupin Limited and its wholly owned subsidiary, Lupin Pharmaceutical, Inc. (collectively “Lupin”) for infringement of the following patents listed in the Orange Book for Glumetza (U.S. Patent Nos. 6,340,475; 6,635,280; and 6,488,962). The lawsuit was filed in response to an abbreviated new drug application (“ANDA”) and paragraph IV certification filed with the U.S. Food and Drug Administration (“FDA”) by Lupin regarding Lupin’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the asserted patents. Depomed commenced the lawsuit within the requisite 45 day time period, resulting in a FDA stay on the approval of Lupin’s proposed products for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in May 2012. Lupin has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, and has also filed counterclaims. A hearing for claim construction, or Markman hearing, was held in January 2011. Following the hearing, the court principally adopted the patent term constructions Depomed proposed. The discovery phase of the lawsuit is continuing, and a trial date has been scheduled in August 2012.
     In June 2011, Depomed filed a lawsuit in the United States District Court for the Northern District of New Jersey against Sun Pharma Global FZE, Sun Pharmaceutical Industries Ltd. and Sun Pharmaceutical Industries Inc. (collectively “Sun”) for infringement of the patents listed in the Orange Book for Glumetza (U.S. Patent Nos. 6,723,340; 6,635,280; 6,488,962; 6,340,475; and 7,780,987), as well as U.S. Patent No. 7,736,667. The lawsuit was filed in response to an ANDA and paragraph IV certification filed with the FDA by Sun regarding Sun’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the asserted patents. Depomed commenced the lawsuit within the requisite 45 day time period, resulting in a FDA stay on the approval of Sun’s proposed products for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in November 2013. Sun has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, and has also filed counterclaims. A discovery schedule and trial date for the case have not yet been set by the Court.
     Under the terms of the Company’s promotion agreement with Depomed, Depomed has assumed responsibility for managing and paying for these actions, subject to certain consent rights held by the Company regarding any potential settlements or other similar types of dispositions. Although Depomed has indicated that it intends to vigorously defend and enforce its patent rights, the Company is not able to predict the timing or outcome of these actions.

Zegerid and Zegerid OTC® Patent Litigation
     In April 2010, the U.S. District Court for the District of Delaware ruled that five patents covering Zegerid Capsules and Zegerid Powder for Oral Suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772) were invalid due to obviousness. These patents were the subject of lawsuits the Company filed in 2007 in response to ANDAs filed by Par Pharmaceutical Inc. (“Par”) with the FDA. In May 2010, the Company filed an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. Oral arguments in the appeal were held on May 2, 2011, and the Company expects a decision on the appeal in the second half of 2011, although the decision could be issued later than the Company expects. Although the Company intends to vigorously defend and enforce its patent rights, the Company is not able to predict the timing or outcome of the appeal.
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
Wage and Hour Putative Class Action Litigation
     In December 2010, a complaint styled as a putative class action was filed against the Company in the U.S. District Court for the Southern District of New York by a person employed at the time by the Company as a sales representative and on behalf of a class of similarly situated current and former employees. The complaint seeks damages for alleged violations of the New York Labor Law 650 §§ et seq. and the federal Fair Labor Standards Act. The alleged violations include failure to pay for overtime work. The complaint seeks an unspecified amount for unpaid wages and overtime wages, liquidated and/or punitive damages, attorneys’ fees and other damages. The Company denies all claims asserted in the complaint. In April 2011, the Company filed a motion to transfer the case to the United States District Court for the Southern District of California. The Company’s motion to transfer is currently pending. Over the last few years, similar class action lawsuits have been filed against other pharmaceutical companies alleging that the companies’ sales representatives have been misclassified as exempt employees under the Federal Fair Labor Standards Act and applicable state laws. There have been varying outcomes in these cases to date, and it is too early to predict an outcome in the Company’s matter at this time.
     Although the Company intends to vigorously defend against the litigation filed against it, litigation often is expensive and diverts management’s attention and resources, which could adversely affect the Company regardless of the outcome.
Fleet Phospho-soda®Product Liability Litigation
     In October 2009, the Company became aware of two lawsuits filed by individual plaintiffs in Ohio state court relating to C.B. Fleet Co., Inc. (“Fleet”) and claiming injuries purportedly caused by Fleet’s Phospho-soda, sodium phosphate oral solution product. The complaints named Fleet, the Company, the Cleveland Clinic Foundation, the Research Foundation of

the American Society of Colon and Rectal Surgeons, the Society of American Gastrointestinal and Endoscopic Surgeons and several other individuals as defendants and alleged, among other things, that the defendants fraudulently concealed, misrepresented and suppressed material medical and scientific information about Fleet’s Phospho-soda product.
     In March 2011, a confidential settlement was reached between Fleet and plaintiffs to resolve the pending claims against the Company and certain other defendants. In May 2011, the claims against the Company were dismissed with prejudice according to the terms of that settlement.
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
     In addition to our commercial products, we are focused on advancing the following development-stage products to commercialization:
•	Budesonide MMX® is a corticosteroid in a novel oral tablet formulation, dosed one tablet once a day, which utilizes proprietary multi-matrix (MMX®) colonic delivery technology and is being developed for the treatment of ulcerative colitis. We have announced statistically significant top-line results according to our statistical analysis plan from two phase III clinical studies, which evaluated budesonide MMX 9 mg for the induction of remission of mild or moderate active ulcerative colitis. We have rights to budesonide MMX in the U.S. under a strategic collaboration with Cosmo Technologies Limited, or Cosmo.

•	Rhucin® (recombinant human C1 inhibitor) is a recombinant version of the human protein C1 inhibitor, which is produced using proprietary transgenic technology. Rhucin is currently being evaluated in a phase III clinical study at a 50 U/kg dose for the treatment of acute attacks of hereditary angioedema, or HAE, an orphan disease. We have rights to Rhucin in the U.S., Canada and Mexico under our license and supply agreements with Pharming.

•	Rifamycin SV MMX® is a broad spectrum, semi-synthetic antibiotic in a novel oral tablet formulation, which utilizes proprietary MMX colonic delivery technology and is being developed for the treatment of patients with travelers’ diarrhea and potentially for other diseases that have an infectious component in the intestine. Rifamycin SV MMX 200 mg oral tablets taken twice daily (2 times 200 mg per dose, 800 mg total daily dose) is currently being investigated in a phase III clinical program in patients with travelers’ diarrhea. We have rights to rifamycin

SV MMX in the U.S. under a strategic collaboration with Cosmo.

•	SAN-300 (anti-VLA-1 antibody) is a novel early stage anti-VLA-1 monoclonal antibody, or mAb, development compound that we initially expect to develop for the treatment of rheumatoid arthritis. We initiated a single-center, randomized, placebo-controlled, single-dose, dose-escalation phase I clinical study with SAN-300 in March 2011. We have worldwide rights to SAN-300 under a license agreement with Biogen Idec MA, or Biogen, and in connection with our acquisition of Covella Pharmaceuticals, Inc., or Covella.
     To leverage our PPI technology and diversify our sources of revenue, we have licensed certain exclusive rights to Schering-Plough HealthCare Products, Inc., a subsidiary of Merck & Co., Inc., or Merck, to develop, manufacture and sell Zegerid OTC® products in the U.S. and Canada. We have also licensed certain exclusive rights to Glaxo Group Limited, an affiliate of GlaxoSmithKline, plc, or GSK, to develop, manufacture and commercialize prescription and over-the-counter, or OTC, immediate-release omeprazole products in up to 114 specified countries (including markets within Africa, Asia, the Middle-East, and Central and South America). In addition, we have licensed certain exclusive rights to Norgine B.V., or Norgine, to develop, manufacture and commercialize prescription immediate-release omeprazole products in specified markets in Europe and in Israel.
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
IPR&D will not be amortized until the related development process is complete and goodwill is not amortized. License agreements and other intangible assets are amortized over their estimated useful lives. If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fair value is determined by a combination of third-party sources and forecasted discounted cash flows. In addition, we base the useful lives and related amortization expense on our estimate of the period that the assets will generate revenues or otherwise be used. We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. A change in any of the above-mentioned factors or estimates could result in an impairment charge which could negatively impact our results of operations. We have not recognized any impairment charges on our intangible assets or goodwill through June 30, 2011.
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
     Our allowance for product returns was $11.9 million as of June 30, 2011 and $13.5 million as of December 31, 2010. We recognize product sales at the time title passes to our customers, and we provide for an estimate of future product returns at that time based upon historical product returns trends, analysis of product expiration dating and estimated inventory levels in the distribution channel, review of returns trends for similar products, if available, and the other factors discussed above. There may be a significant time lag between the date we determine the estimated allowance and when we receive the product return and issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods. We have been tracking our Zegerid product returns history by individual production batches from the time of our first commercial product launch of Zegerid Powder for Oral Suspension 20 mg in late 2004, taking into consideration product expiration dating and estimated inventory levels in the distribution channel. We launched Cycloset in November 2010 and have not experienced any returns through June 30, 2011. We have provided for an estimate of Cycloset product returns based upon our review of returns trends for similar products and taking into consideration our Zegerid product returns history.
     Our allowance for rebates, chargebacks and other discounts was $7.5 million as of June 30, 2011 and $13.7 million as of December 31, 2010. These allowances reflect an estimate of our liability for rebates due to managed care organizations under specific contracts, rebates due to various organizations under Medicare contracts and regulations, chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. We estimate our liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, we evaluate our outstanding contracts and apply the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, we project the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by us and/or our competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date we determine the estimated allowance and when we make the contractual payment or issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods.
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
     The fair value of options granted is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period ranging from one to four years. Pre-vesting forfeitures were estimated to be approximately 0% for the three and six months ended June 30, 2011 and 2010 as the majority of options granted contain monthly vesting terms.
     The following table includes stock-based compensation recognized in our consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of product sales	$39	$38	$66	$55
Research and development	219	195	380	337
Selling, general and administrative	1,157	1,216	2,012	2,096

Total	$1,415	$1,449	$2,458	$2,488

     As of June 30, 2011, total unrecognized compensation cost related to stock options was approximately $13.1 million, and the weighted average period over which it was expected to be recognized was 2.9 years.
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
Results of Operations
Comparison of Three Months Ended June 30, 2011 and 2010
     Product Sales, Net. Product sales, net were $14.7 million for the three months ended June 30, 2011 and $32.9 million for the three months ended June 30, 2010 and consisted of sales of Zegerid Capsules and Zegerid Powder for Oral Suspension as well as sales of the authorized generic version of Zegerid Capsules under our distribution and supply agreement with Prasco. In the three months ended June 30, 2011, product sales, net also consisted of sales of Cycloset which we launched in November 2010. The $18.2 million decrease in product sales, net was comprised of approximately $19.9 million related to a decrease in sales of our Zegerid products, including the authorized generic products, partially offset by approximately $1.7 million in sales of Cycloset. The decrease in Zegerid sales volume resulted from Par Pharmaceutical, Inc.’s, or Par’s, commencement of its commercial sale of its generic version of our Zegerid Capsules prescription products in late June 2010.
     Promotion Revenue. Promotion revenue was $11.1 million for the three months ended June 30, 2011 and $8.1 million for the three months ended June 30, 2010. Promotion revenue included fees earned under our promotion agreement with Depomed for the promotion of Glumetza prescription products. Glumetza 500 mg was the subject of a voluntary recall and supply interruption which resulted in the unavailability of this dosage strength from June 2010 through early January 2011. Shipments of Glumetza 500 mg resumed in January 2011.

     Royalty Revenue. Royalty revenue was $858,000 for the three months ended June 30, 2011 and $708,000 for the three months ended June 30, 2010 and was comprised of royalty revenue earned under our license agreement with Merck for Zegerid OTC and our license agreement with GSK for prescription and OTC immediate-release omeprazole products in specified countries outside the U.S. Merck commenced commercial sales of Zegerid OTC in the first quarter of 2010 and GSK commenced commercial sales in Mexico in the second quarter of 2011.
     Cost of Product Sales. Cost of product sales was $1.8 million for the three months ended June 30, 2011 and $3.8 million for the three months ended June 30, 2010, or approximately 13% and 12% of net product sales, respectively. Cost of product sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Cycloset and Zegerid prescription products as well as shipments to Prasco of the authorized generic version of Zegerid Capsules. Cost of product sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales.
     License Fees and Royalties. License fees and royalties were $2.0 million for the three months ended June 30, 2011 and $2.3 million for the three months ended June 30, 2010. License fees and royalties consist of royalties due to the University of Missouri based upon net product sales of our Zegerid prescription products, sales of Zegerid OTC by Merck under our license agreement and products sold by GSK under our license agreement. In addition, license fees and royalties include milestone payments and upfront fees expensed or amortized under license agreements, as well as amounts payable to S2 and VeroScience based on a percentage of the gross margin associated with net sales of Cycloset. License fees and royalties also include changes in the fair value of contingent consideration related to business combinations. The $299,000 decrease in license fees and royalties was primarily due to a decrease in royalties due to the University of Missouri based on decreased sales of Zegerid prescription products, partially offset by amortization of the upfront payment made to S2 and VeroScience under our license and distribution agreement entered into in September 2010 and the product royalty payable to S2 and VeroScience based on the gross margin associated with net sales of Cycloset.
     Research and Development. Research and development expenses were $3.8 million for the three months ended June 30, 2011 and $4.5 million for the three months ended June 30, 2010. The $728,000 decrease in our research and development expenses was primarily attributable to a decrease in costs associated with our budesonide MMX and rifamycin SV MMX phase III clinical programs partially offset by costs associated with our phase I clinical study with SAN-300.
     Selling, General and Administrative. Selling, general and administrative expenses were $16.1 million for the three months ended June 30, 2011 and $24.9 million for the three months ended June 30, 2010. The $8.8 million decrease in our selling, general and administrative expenses was primarily attributable to a decrease in compensation, benefits and related employee costs and a decrease in Zegerid promotional spending related to our decision to cease promotion of our Zegerid prescription products and implement a corporate restructuring in the third quarter of 2010. These decreases in selling, general and administrative expenses were offset in part by an increase in advertising and promotional spending associated with Cycloset.
     Interest Income. Interest income was $4,000 for the three months ended June 30, 2011 and $24,000 for the three months ended June 30, 2010.
     Interest Expense. Interest expense was $113,000 for the three months ended June 30, 2011 and $113,000 for the three months ended June 30, 2010. Interest expense was comprised primarily of interest due in connection with our revolving credit facility with Comerica Bank, or Comerica.
     Income Tax Expense. Income tax expense was $20,000 for the three months ended June 30, 2011 and $1,000 for the three months ended June 30, 2010. The provision for income taxes reflects our estimate of the effective tax rate expected to be applicable for the full fiscal year. Our effective tax rate for the three months ended June 30, 2011 and June 30, 2010 is impacted by anticipated utilization of Federal and state income tax net operating loss carryforwards.
Comparison of Six Months Ended June 30, 2011 and 2010
     Product Sales, Net. Product sales, net were $26.7 million for the six months ended June 30, 2011 and $61.9 million for the six months ended June 30, 2010 and consisted of sales of Zegerid Capsules and Zegerid Powder for Oral Suspension as well as sales of the authorized generic version of Zegerid Capsules under our distribution and supply agreement with Prasco. In the six months ended June 30, 2011, product sales, net also consisted of sales of Cycloset which we launched in

November 2010. The $35.2 million decrease in product sales, net was comprised of approximately $37.9 million related to a decrease in sales of our Zegerid products, including the authorized generic products, partially offset by approximately $2.7 million in sales of Cycloset. The decrease in Zegerid sales volume resulted from Par’s commencement of its commercial sale of its generic version of our Zegerid Capsules prescription products in late June 2010.
     Promotion Revenue. Promotion revenue was $21.3 million for the six months ended June 30, 2011 and $16.9 million for the six months ended June 30, 2010. Promotion revenue included fees earned under our promotion agreement with Depomed for the promotion of Glumetza prescription products. Glumetza 500 mg was the subject of a voluntary recall and supply interruption which resulted in the unavailability of this dosage strength from June 2010 through early January 2011. Shipments of Glumetza 500 mg resumed in January 2011.
     Royalty Revenue. Royalty revenue was $1.4 million for the six months ended June 30, 2011 and $2.4 million for the six months ended June 30, 2010 and was comprised primarily of royalty revenue earned under our license agreement with Merck for Zegerid OTC and our license agreement with GSK for prescription and OTC immediate-release omeprazole products in specified countries outside the U.S. Merck commenced commercial sales of Zegerid OTC products in the first quarter of 2010 and GSK commenced commercial sales in Mexico in the second quarter of 2011.
     Other License Revenue. Other license revenue was $245,000 for the six months ended June 30, 2010 and was comprised of the remaining amortization of the upfront payment we received in October 2009 in connection with our license agreement with Norgine. There was no other license revenue in the six months ended June 30, 2011.
     Cost of Product Sales. Cost of product sales was $3.4 million for the six months ended June 30, 2011 and $5.4 million for the six months ended June 30, 2010, or approximately 13% and 9% of net product sales, respectively. Cost of product sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Cycloset and Zegerid prescription products as well as shipments to Prasco of the authorized generic version of Zegerid Capsules. Cost of product sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales. The increase in our cost of product sales as a percentage of net product sales was primarily attributable to certain fixed costs being applied to decreased sales volumes and higher manufacturing costs associated with Cycloset. This increase was offset in part by the impact of a reserve of approximately $1.5 million recognized in the six months ended June 30, 2010 against on hand inventories of our Zegerid products in connection with the launch of generic and authorized generic versions of prescription Zegerid Capsules and our related decision to cease promotion of Zegerid in June 2010.
     License Fees and Royalties. License fees and royalties were $3.9 million for the six months ended June 30, 2011 and $5.3 million for the six months ended June 30, 2010. License fees and royalties consist of royalties due to the University of Missouri based upon net product sales of our Zegerid prescription products, sales of Zegerid OTC by Merck under our license agreement and products sold by GSK under our license agreement. In addition, license fees and royalties include milestone payments and upfront fees expensed or amortized under license agreements, as well as amounts payable to S2 and VeroScience based on a percentage of the gross margin associated with net sales of Cycloset. License fees and royalties also include changes in the fair value of contingent consideration related to business combinations. The $1.4 million decrease in license fees and royalties was primarily due to a decrease in royalties due to the University of Missouri based on decreased sales of Zegerid prescription products, partially offset by amortization of the upfront payment made to S2 and VeroScience under our license and distribution agreement entered into in September 2010 and the product royalty payable to S2 and VeroScience based on the gross margin associated with net sales of Cycloset.
     Research and Development. Research and development expenses were $7.1 million for the six months ended June 30, 2011 and $9.6 million for the six months ended June 30, 2010. The $2.5 million decrease in our research and development expenses was primarily attributable to a decrease in costs associated with our budesonide MMX and rifamycin SV MMX phase III clinical programs partially offset by costs associated with our phase I clinical study with SAN-300.
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

     In connection with our strategic collaboration with Cosmo entered into in December 2008, we are developing two product candidates targeting gastrointestinal, or GI, conditions. Budesonide MMX is a corticosteroid in a novel oral tablet formulation, dosed one tablet once a day, which utilizes proprietary MMX colonic delivery technology and is being developed for the treatment of ulcerative colitis. We have announced statistically significant top-line results according to our statistical analysis plan from two phase III clinical studies which evaluated budesonide MMX 9 mg for the induction of remission of mild or moderate active ulcerative colitis. We plan to submit a new drug application, or NDA, for budesonide MMX to the U.S. Food and Drug Administration, or FDA, by the end of 2011. Rifamycin SV MMX is a broad spectrum, semi-synthetic antibiotic in a novel oral tablet formulation, which utilizes proprietary MMX colonic delivery technology and is being developed for the treatment of patients with travelers’ diarrhea and potentially for other diseases that have an infectious component in the intestine. Rifamycin SV MMX 200 mg oral tablets taken twice daily (2 times 200 mg per dose, 800 mg total daily dose) is currently being investigated in a phase III clinical program in patients with travelers’ diarrhea.
     We have acquired rights to Rhucin under license and supply agreements with Pharming. Rhucin is a recombinant version of the human protein C1 inhibitor, which is produced using proprietary transgenic technology. Rhucin is currently being evaluated in a phase III clinical study at a 50 U/kg dose for the treatment of acute attacks of HAE, an orphan disease.
     We have acquired the exclusive worldwide rights to SAN-300 through the acquisition of Covella and a related license agreement with Biogen. SAN-300 is an inhibitor of VLA-1, also known as a1b1 integrin, and has shown activity in multiple preclinical models of inflammatory and autoimmune diseases. We believe that SAN-300 may have potential application as a drug candidate in multiple inflammatory and autoimmune diseases, including rheumatoid arthritis, inflammatory bowel disease, psoriasis and organ transplantation. We initiated a single-dose, dose-escalation Phase I clinical study in March 2011.
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
     Selling, General and Administrative. Selling, general and administrative expenses were $32.6 million for the six months ended June 30, 2011 and $51.5 million for the six months ended June 30, 2010. The $18.9 million decrease in our selling, general and administrative expenses was primarily attributable to a decrease in compensation, benefits and related employee costs and a decrease in Zegerid promotional spending related to our decision to cease promotion of our Zegerid prescription products and implement a corporate restructuring in the third quarter of 2010. These decreases in selling, general and administrative expenses were offset in part by an increase in advertising and promotional spending associated with Cycloset.
     Interest Income. Interest income was $14,000 for the six months ended June 30, 2011 and $46,000 for the six months ended June 30, 2010.
     Interest Expense. Interest expense was $226,000 for the six months ended June 30, 2011 and $229,000 for the six months ended June 30, 2010. Interest expense was comprised primarily of interest due in connection with our revolving credit facility with Comerica.
     Income Tax Expense. Income tax expense was $40,000 for the six months ended June 30, 2011 and $256,000 for the six months ended June 30, 2010. The provision for income taxes reflects our estimate of the effective tax rate expected to be applicable for the full fiscal year. Our effective tax rate for the six months ended June 30, 2011 and June 30, 2010 is impacted by anticipated utilization of Federal and state income tax net operating loss carryforwards.

Liquidity and Capital Resources
     As of June 30, 2011, cash, cash equivalents and short-term investments were $56.6 million, compared to $60.8 million as of December 31, 2010, a decrease of $4.2 million. This net decrease resulted from changes in operating assets and liabilities offset in part by our net income for the six months ended June 30, 2011, adjusted for non-cash charges.
     Net cash used in operating activities was $5.3 million for the six months ended June 30, 2011 and net cash provided by investing activities was $4.8 million for the six months ended June 30, 2010. The primary use of cash for the six months ended June 30, 2011 resulted from changes in operating assets and liabilities. Significant working capital uses of cash for the six months ended June 30, 2011 included decreases in accounts payable and accrued liabilities related to payments of a one-time $3.0 million sales milestone to Depomed, annual corporate bonuses, accrued rebates and other expenses accrued in 2010. These working capital uses of cash were offset in part by our net income for the six months ended June 30, 2011, adjusted for non-cash charges, including $2.5 million in stock-based compensation and $1.5 million in depreciation and amortization. The primary source of cash for the six months ended June 30, 2010 resulted from our net income for the period, adjusted for non-cash charges, including $2.5 million in stock-based compensation, $938,000 in depreciation and amortization, and changes in operating assets and liabilities. Significant working capital uses of cash for the six months ended June 30, 2010 included increases in prepaid expenses and other current assets and decreases in accounts payable and accrued liabilities related to payment of annual corporate bonuses and other expenses accrued in 2009. These working capital uses of cash for the six months ended June 30, 2010 were offset in part by decreases in inventories related to our reserves against on-hand inventories of our Zegerid products resulting from our decision to cease promotion of Zegerid and the launch of generic versions of prescription Zegerid Capsules.
     Net cash used in investing activities was $131,000 for the six months ended June 30, 2011 and $4.6 million for the six months ended June 30, 2010. These activities included purchases and maturities/redemptions of short-term investments and purchases of property and equipment.
     Net cash provided by financing activities was $914,000 for the six months ended June 30, 2011 and $499,000 for the six months ended June 30, 2010. Net cash provided by financing activities included proceeds received from the exercise of stock options and through the issuance of common stock under our employee stock purchase plan.
Contractual Obligations and Commitments
     We currently rely on Patheon, Inc. as our manufacturer of Cycloset and Zegerid Powder for Oral Suspension. We rely on Norwich Pharmaceuticals, Inc. as our manufacturer of Zegerid Capsules and the related authorized generic product. We also are required to purchase commercial quantities of certain active ingredients in our Cycloset and Zegerid products. At June 30, 2011, we had finished goods and raw materials inventory purchase commitments of approximately $1.4 million.
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
     The following summarizes our long-term contractual obligations as of June 30, 2011, excluding potential clinical, regulatory and commercial milestones and royalty obligations under our agreements which are described above:

	Payments Due by Period
		Less than	One to	Four to
	Total	One Year	Three Years	Five Years	Thereafter
Contractual Obligations	(in thousands)
Operating leases	$2,662	$794	$1,868	$—	$—
Long-term debt	10,915	225	10,690	—	—
Other long-term contractual obligations	54	—	54	—	—

Total	$13,631	$1,019	$12,612	$—	$—

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
     In July 2006, we entered into our loan agreement with Comerica, which was subsequently amended in July 2008, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $25.0 million. In December 2008, we drew down $10.0 million under the loan agreement. The revolving loan bears interest at a variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” plus 0.50%, which as of June 30, 2011 was 3.75%. Interest payments on advances made under the loan agreement are due and payable in arrears on the first calendar day of each month during the term of the loan agreement. On August 27, 2010, we entered into an amendment with Comerica that extends the maturity date of the revolving line from July 11, 2011 to July 11, 2013. Amounts borrowed under the loan agreement may be repaid and re-borrowed at any time prior to July 11, 2013, and any outstanding principal drawn during the term of the loan facility is due and payable on July 11, 2013. There is a non-refundable unused commitment fee equal to 0.50% per annum on the difference between the amount of the revolving line and the average daily balance outstanding thereunder during the term of the loan agreement, payable quarterly in arrears. The loan agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the loan agreement.
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
     As of June 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Under the terms of our loan agreement with Comerica Bank, or Comerica, the interest rate applicable to any amounts borrowed by us under the credit facility will be, at our election, indexed to either Comerica’s prime rate or the LIBOR rate. If we elect Comerica’s prime rate for all or any portion of our borrowings, the interest rate will be variable, which would expose us to the risk of increased interest expense if interest rates rise. If we elect the LIBOR rate for all or any portion of our borrowings, such LIBOR rate will remain fixed only for a specified, limited period of time after the date of our election, after which we will be required to repay the borrowed amount, or elect a new interest rate indexed to either Comerica’s prime rate or the LIBOR rate. The new rate may be higher than the earlier interest rate applicable under the loan agreement. As of June 30, 2011, the balance outstanding under the credit facility was $10.0 million, and we had elected the “prime rate” plus 0.50% interest rate option, which was 3.75% as of June 30, 2011. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 10% increase or decrease in the interest rate under the loan agreement would not materially affect our interest expense at our current level of borrowing.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Glumetza® Patent Litigation
     In November 2009, Depomed, Inc., or Depomed, filed a lawsuit in the United States District Court for the Northern District of California against Lupin Limited and its wholly owned subsidiary, Lupin Pharmaceutical, Inc., collectively referred to herein as Lupin, for infringement of the following patents listed in the Orange Book for Glumetza: U.S. Patent Nos. 6,340,475; 6,635,280; and 6,488,962. The lawsuit was filed in response to an abbreviated new drug application, or ANDA, and paragraph IV certification filed with the U.S. Food and Drug Administration, or FDA, by Lupin regarding Lupin’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the asserted patents. Depomed commenced the lawsuit within the requisite 45 day time period, resulting in a FDA stay on the approval of Lupin’s proposed products for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in May 2012. Lupin has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, and has also filed counterclaims. A hearing for claim construction, or Markman hearing, was held in January 2011. Following the hearing, the court principally adopted the patent term constructions Depomed proposed. The discovery phase of the lawsuit is continuing, and a trial date has been scheduled in August 2012.
     In June 2011, Depomed filed a lawsuit in the United States District Court for the Northern District of New Jersey against Sun Pharma Global FZE, Sun Pharmaceutical Industries Ltd. and Sun Pharmaceutical Industries Inc., collectively referred to herein as Sun, for infringement of the patents listed in the Orange Book for Glumetza (U.S. Patent Nos. 6,723,340; 6,635,280; 6,488,962; 6,340,475; and 7,780,987), as well as U.S. Patent No. 7,736,667. The lawsuit was filed in response to an ANDA and paragraph IV certification filed with the FDA by Sun regarding Sun’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the asserted patents. Depomed commenced the lawsuit within the requisite 45 day time period, resulting in a FDA stay on the approval of Sun’s proposed products for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in November 2013. Sun has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, and has also filed counterclaims. A discovery schedule and trial date for the case have not yet been set by the Court.
     Under the terms of our promotion agreement with Depomed, Depomed has assumed responsibility for managing and paying for these actions, subject to certain consent rights held by us regarding any potential settlements or other similar types of dispositions. Although Depomed has indicated that it intends to vigorously defend and enforce its patent rights, we are not able to predict the timing or outcome of these actions.
     Zegerid® and Zegerid OTC® Patent Litigation
     In April 2010, the U.S. District Court for the District of Delaware ruled that five patents covering Zegerid Capsules and Zegerid Powder for Oral Suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772) were invalid due to obviousness. These patents were the subject of lawsuits we filed in 2007 in response to ANDAs filed by Par with the FDA. In May 2010, we filed an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. Oral arguments in the appeal were held on May 2, 2011, and we expect a decision on the appeal in the second half of 2011, although the decision could be issued later than we expect. Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the timing or outcome of the appeal.
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
     Wage and Hour Putative Class Action Litigation
     In December 2010, a complaint styled as a putative class action was filed against us in the U.S. District Court for the Southern District of New York by a person employed at the time by us as a sales representative and on behalf of a class of similarly situated current and former employees. The complaint seeks damages for alleged violations of the New York Labor Law 650 §§ et seq. and the federal Fair Labor Standards Act. The alleged violations include failure to pay for overtime work. The complaint seeks an unspecified amount for unpaid wages and overtime wages, liquidated and/or punitive damages, attorneys’ fees and other damages. We deny all claims asserted in the complaint. In April 2011, we filed a motion to transfer the case to the United States District Court for the Southern District of California. Our motion to transfer is currently pending. Over the last few years, similar class action lawsuits have been filed against other pharmaceutical companies alleging that the companies’ sales representatives have been misclassified as exempt employees under the Federal Fair Labor Standards Act and applicable state laws. There have been varying outcomes in these cases to date, and it is too early to predict an outcome in our matter at this time.
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
     In March 2011, a confidential settlement was reached between Fleet and plaintiffs to resolve the pending claims against Santarus and certain other defendants. In May 2011, the claims against Santarus were dismissed with prejudice according to the terms of that settlement.
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
     In the near-term, the success of our business will depend on many factors, including:
•	our ability to generate revenues from our two marketed products: Glumetza® (metformin hydrochloride extended release tablets) and Cycloset® (bromocriptine mesylate) tablets, both of which are indicated to treat type 2 diabetes;

•	our ability to successfully advance the development of, obtain regulatory approval for and ultimately commercialize, our development products: budesonide MMX®, Rhucin® (recombinant human C1 inhibitor), rifamycin SV MMX and SAN-300;

•	our ability to maintain patent protection and regulatory exclusivity for our commercial and development-stage products, including difficulty in predicting the timing and outcome of the Glumetza, Zegerid® and Zegerid OTC® patent litigation;

•	our ability to continue to generate revenues from our branded and authorized generic Zegerid (omeprazole/sodium bicarbonate) prescription products and the impact on our business and financial condition of the ongoing generic competition for our Zegerid products; and

•	our ability to achieve continued progress under our strategic alliances, including our over-the-counter, or OTC, license agreement with Schering-Plough HealthCare Products, Inc., a subsidiary of Merck & Co., Inc., or Merck, our license agreement with Glaxo Group Limited, an affiliate of GlaxoSmithKline plc, or GSK, and our license agreement with Norgine B.V., or Norgine, and the potential for early termination of, or reduced payments under, these agreements.
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
     Our ability to generate product revenue in the near term will depend primarily on the success of Glumetza and Cycloset. The commercial success of Glumetza and Cycloset will depend on several factors, including:
•	our ability to generate and increase market demand for, and sales of, Glumetza and to mitigate the impact of a prior recall and supply interruption of Glumetza 500 mg, which resulted in the unavailability of this dosage strength from June 2010 through early January 2011;

•	our ability to successfully generate demand for, and sales of, Cycloset, which we recently launched in November 2010 and have limited experience promoting;

•	the ability to maintain patent coverage for Glumetza and Cycloset, including whether a favorable outcome is obtained in the pending patent infringement lawsuits relating to Glumetza;

•	the performance of third-party manufacturers and our ability to maintain commercial manufacturing operations in accordance with regulatory and quality requirements and as necessary to meet commercial demand for the products and avoid supply interruptions;

•	our ability to accurately forecast manufacturing requirements and manage inventory levels for Cycloset during the launch period and thereafter and in light of the product’s limited expiry dating;

•	the occurrence of adverse side effects, inadequate therapeutic efficacy or other issues relating to the products, and any resulting product liability claims or product recalls;

•	the availability of adequate levels of reimbursement coverage for the products from third-party payors, particularly in light of the availability of other branded and generic competitive products; and

•	our ability to effectively market Glumetza and Cycloset in accordance with the requirements of the U.S. Food and Drug Administration, or FDA.
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
     In addition to the general development and regulatory risks described above, each of our development products is subject to the following additional risks:
     Budesonide MMX
     Budesonide MMX is being studied for the treatment of ulcerative colitis in a phase III clinical program pursuant to our strategic collaboration with Cosmo Technologies Limited, or Cosmo. We have announced statistically significant top-line results from the U.S. and European phase III clinical studies, both of which are intended to support U.S. regulatory approval. Additionally, 123 patients from the phase III studies were enrolled in a 12-month, double-blind, extended use study, the results of which the FDA requested be included in the phase III clinical program to support a U.S. regulatory submission. This extended use study was completed (last patient, last visit) in May 2011, with top-line data anticipated to be available in the second half of 2011.
     Although the top-line results in the U.S. and European phase III studies showed that budesonide MMX 9 mg taken once daily met the primary endpoint of superiority to placebo in achieving clinical remission as measured by the ulcerative colitis disease activity index score after eight weeks of treatment, we cannot be sure that the FDA will concur with our clinical interpretation of the results, our statistical analysis plan (including our definition of the intent-to-treat population) or the conduct of the studies. It is also possible that the extension study, which evaluated budesonide MMX 6 mg, will not provide adequate data to support approval of budesonide MMX 9 mg and that an additional study with the 9 mg dose might be required. Following discussions with the FDA at a pre-NDA meeting held in late May 2011, we continue to plan to submit an NDA for budesonide MMX to the FDA by the end of 2011.
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

     In addition, we anticipate that we will be filing our NDA for budesonide MMX as a section 505(b)(2) NDA, referencing pre-clinical data generated for Entocort® EC (budesonide). As a result, we will be required to certify with regard to any unexpired patents listed in the Orange Book for Entocort EC that budesonide MMX does not infringe such patents or that the patents are invalid. Based on current Orange Book listings, we anticipate there will be one unexpired patent listed for Entocort EC at the time we submit our NDA for budesonide MMX. Although we believe that we have meritorious non-infringement and/or invalidity positions with regard to such patent, it is possible that following our certification, the NDA and patent holder for Entocort EC could elect to file suit against us, which in turn could result in a delay of approval for up to 30 months or longer. The outcome of any such litigation could be uncertain and defending such litigation could be expensive, time-consuming and distracting to management.
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
     In late March 2011, we and Pharming met with the FDA to discuss the FDA refusal to file letter and to gain further clarification on the protocol for the ongoing study. Based on input from the FDA, as well as our and Pharming’s review of the FDA meeting minutes, we and Pharming have submitted an amendment to the protocol for the study, including an increase of the number of patients to approximately 75 and a modification of the manner in which the primary endpoint will be assessed. We believe this modification eliminates the need for further validation of the visual analog scale. In addition, we still plan to include in the study an open-label extension to further evaluate the efficacy, safety and immunogenicity of Rhucin at 50 U/kg for the repeated treatment of acute HAE attacks.
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
     Rifamycin SV MMX
     In June 2010, we initiated a phase III clinical study evaluating rifamycin SV MMX in patients with travelers’ diarrhea pursuant to our strategic collaboration with Cosmo, and we anticipate that we will have top-line results from this study in the first half of 2012. Our ongoing phase III clinical study is being conducted in Mexico and Guatemala, and to date, enrollment has been slower than anticipated due to a variety of circumstances, including a decrease in tourism and student travel in these countries. Cosmo’s European partner Dr. Falk Pharma GmbH, or Dr. Falk, initiated its phase III clinical study in October 2010. Given the delays in enrollment, among other potential risks, we cannot be certain that we and Dr. Falk will be able to complete our respective planned studies in a timely and successful manner.
     SAN-300 (anti-VLA-1antibody)
     We have acquired the exclusive worldwide rights to a humanized anti-VLA-1 monoclonal antibody, or mAb, development program, through the acquisition of Covella Pharmaceuticals, Inc., or Covella, and a related license agreement with Biogen Idec MA Inc., or Biogen. SAN-300, our anti-VLA-1 mAb, is an inhibitor of VLA-1, also known as a1b1 integrin, and has shown activity in multiple preclinical models of inflammatory and autoimmune diseases. We initially expect to develop SAN-300 for the treatment of rheumatoid arthritis, or RA. We initiated a single-dose, dose-escalation phase I clinical study in March 2011, which study we expect to be completed in the first half of 2012.
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
     In April 2010, the U.S. District Court for the District of Delaware ruled that certain patents covering our Zegerid prescription products were invalid due to obviousness. These patents were the subject of lawsuits we filed in 2007 in response to abbreviated new drug applications, or ANDAs, filed by Par Pharmaceutical, Inc., or Par, with the FDA. In May 2010, we filed an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. Oral arguments in the appeal were held on May 2, 2011, and we expect a decision on the appeal in the second half of 2011, although the decision could be issued later than we expect. Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the timing or outcome of the appeal.
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
Our business experienced significant change in 2010, and we may not be successful in integrating our new products into our existing operations or in achieving the planned results from our expanded product portfolio and pipeline.
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
     In addition, various companies are developing new products that may compete with the Glumetza products in the future. For example, Depomed has licensed rights to use its extended-release metformin technology in combination with sitagliptin, the active ingredient in Merck’s Januvia® product, and with canagliflozin, a sodium-glucose transporter-2, or SGLT2, compound being developed by Janssen. Depomed has also licensed rights to use its extended-release metformin technology to Boehringer Ingelheim for use with certain of its proprietary compounds. The Glumetza prescription products are also the subject of two pending ANDAs and related patent infringement litigation. If the litigation is resolved unfavorably to our licensor, Depomed, we may face competition from generic versions of 500 mg and 1000 mg dosage strengths of Glumetza prior to patent expiry.
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
     We are a small company and, as of June 30, 2011, had 228 employees. As a result of Par’s decision to launch a generic version of our Zegerid Capsules prescription product, in late June 2010, we determined to cease promotion of our Zegerid prescription products, launch an authorized generic version of our Zegerid Capsules prescription product and announced a corporate restructuring, including a significant workforce reduction in our commercial organization and other selected operations.
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
     Depomed, Inc. — Glumetza Patent Litigation
     In November 2009, Depomed filed a lawsuit in the United States District Court for the Northern District of California against Lupin Limited and its wholly owned subsidiary, Lupin Pharmaceutical, Inc., collectively referred to herein as Lupin, for infringement of the following patents listed in the Orange Book for Glumetza: U.S. Patent Nos. 6,340,475; 6,635,280; and 6,488,962. The lawsuit was filed in response to an ANDA and paragraph IV certification filed with the FDA by Lupin regarding Lupin’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the asserted patents. Depomed commenced the lawsuit within the requisite 45 day time period, resulting in a FDA stay on the approval of Lupin’s proposed products for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in May 2012. Lupin has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, and has also filed counterclaims. A hearing for claim construction, or Markman hearing, was held in January 2011. Following the hearing, the court principally adopted the patent term constructions Depomed proposed. The discovery phase of the lawsuit is continuing, and a trial date has been scheduled in August 2012.
     In June 2011, Depomed filed a lawsuit in the United States District Court for the Northern District of New Jersey against Sun Pharma Global FZE, Sun Pharmaceutical Industries Ltd. and Sun Pharmaceutical Industries Inc., collectively referred to herein as Sun, for infringement of the patents listed in the Orange Book for Glumetza (U.S. Patent Nos. 6,723,340; 6,635,280; 6,488,962; 6,340,475; and 7,780,987), as well as U.S. Patent No. 7,736,667. The lawsuit was filed in response to an ANDA and paragraph IV certification filed with the FDA by Sun regarding Sun’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the asserted patents. Depomed commenced the lawsuit within the requisite 45 day time period, resulting in a FDA stay on the approval of Sun’s proposed products for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in November 2013. Sun has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, and has also filed counterclaims. A discovery schedule and trial date for the case have not yet been set by the Court.
     Under the terms of our promotion agreement with Depomed, Depomed has assumed responsibility for managing and paying for these actions, subject to certain consent rights held by us regarding any potential settlements or other similar types of dispositions. Although Depomed has indicated that it intends to vigorously defend and enforce its patent rights, we are not able to predict the timing or outcome of these actions.
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
     In June 2011, Pharming filed with the PTO an application to reissue U.S. Patent No. 7,544,853, or the ‘853 patent, a method of treatment patent. We, together with Pharming, intend to vigorously prosecute the reissue application; however, it is not feasible to predict the impact that the reissue proceeding may have on the scope and validity of the ‘853 patent claims. If the claims of the ‘853 patent ultimately are narrowed substantially or invalidated by the PTO, the extent of the patent coverage afforded to the Rhucin development-stage product could be impaired, which could potentially harm our business and operating results.
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
     Zegerid and Zegerid OTC® Patent Litigation
     In April 2010, the U.S. District Court for the District of Delaware ruled that five patents covering Zegerid Capsules and Zegerid Powder for Oral Suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772) were invalid due to obviousness. These patents were the subject of lawsuits we filed in 2007 in response to ANDAs filed by Par with the FDA. In May 2010, we filed an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. Oral arguments in the appeal were held on May 2, 2011, and we expect a decision on the appeal in the second half of 2011, although the decision could be issued later than we expect. Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the timing or outcome of the appeal.
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
     The extent of our future operating losses and our ability to sustain profitability are highly uncertain. We have been engaged in developing and commercializing drugs and have generated significant operating losses since our inception in December 1996. Our commercial activities and continued product development and clinical activities will require significant expenditures. For the six months ended June 30, 2011, we recognized $49.4 million in total revenues, and, as of June 30, 2011, we had an accumulated deficit of $306.7 million.
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
     The market prices for securities of specialty biopharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. For example, during the year ended December 31, 2010, the trading prices for our common stock ranged from a high of $5.67 to a low of $2.09, and on June 30, 2011, the closing trading price for our common stock was $3.37. In addition, we have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Furthermore, our loan agreement with Comerica prohibits us from paying dividends. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment.
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

     In December 2010, a complaint styled as a putative class action was filed against us in the U.S. District Court for the Southern District of New York by a person employed at the time by us as a sales representative and on behalf of a class of similarly situated current and former employees. The complaint seeks damages for alleged violations of the New York Labor Law 650 §§ et seq. and the federal Fair Labor Standards Act. The alleged violations include failure to pay for overtime work. The complaint seeks an unspecified amount for unpaid wages and overtime wages, liquidated and/or punitive damages, attorneys’ fees and other damages. We deny all claims asserted in the complaint. In April 2011, we filed a motion to transfer the case to the United States District Court for the Southern District of California. Our motion to transfer is currently pending. Over the last few years, similar class action lawsuits have been filed against other pharmaceutical companies alleging that the companies’ sales representatives have been misclassified as exempt employees under the Federal Fair Labor Standards Act and applicable state laws. There have been varying outcomes in these cases to date, and it is too early to predict an outcome in our matter at this time. Although we intend to vigorously defend against the litigation filed against us, litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business regardless of the outcome.
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
     Not applicable.

Issuer Purchases of Equity Securities
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Removed and Reserved
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

Exhibit
Number	Description

2.1(1)*	Agreement and Plan of Merger, dated September 10, 2010, among us, SAN Acquisition Corp., Covella Pharmaceuticals, Inc. and Lawrence C. Fritz, as the Stockholder Representative

3.1(2)	Amended and Restated Certificate of Incorporation

3.2(3)	Amended and Restated Bylaws

3.3(4)	Certificate of Designations for Series A Junior Participating Preferred Stock

4.1(4)	Form of Common Stock Certificate

4.2(5)	Amended and Restated Investors’ Rights Agreement, dated April 30, 2003, among us and the parties named therein

4.3(5)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated May 19, 2003, among us and the parties named therein

4.4(5)*	Stock Restriction and Registration Rights Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

4.5(5)	Form of Common Stock Purchase Warrant

4.6(4)	Rights Agreement, dated as of November 12, 2004, between us and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Santarus, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

4.7(6)	First Amendment to Rights Agreement, dated as of April 19, 2006, between us and American Stock Transfer & Trust Company

4.8(7)	Second Amendment to Rights Agreement, dated December 10, 2008, between us and American Stock Transfer & Trust Company

4.9(8)	Warrant to Purchase Shares of Common Stock, dated February 3, 2006, issued by us to Kingsbridge Capital Limited

4.10(8)	Registration Rights Agreement, dated February 3, 2006, between us and Kingsbridge Capital Limited

Exhibit
Number	Description

4.11(9)	Registration Rights Agreement, dated December 10, 2008, between us and Cosmo Technologies Limited

4.12(9)	Amendment No. 1 to Registration Rights Agreement, dated April 23, 2009, between us and Cosmo Technologies Limited

10.1#	Employment Agreement, dated June 20, 2011, between us and Wendell Wierenga

10.2#	Amended and Restated 2011 Bonus Plan

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32+	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q of Santarus, Inc. for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 9, 2010.

(2)	Incorporated by reference to the Quarterly Report on Form 10-Q of Santarus, Inc. for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 13, 2004.

(3)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on December 5, 2008.

(4)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on November 17, 2004.

(5)	Incorporated by reference to the Registration Statement on Form S-1 of Santarus, Inc. (Registration No. 333-111515), filed with the Securities and Exchange Commission on December 23, 2003, as amended.

(6)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on April 21, 2006.

(7)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2008.

(8)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on February 3, 2006.

(9)	Incorporated by reference to the Registration Statement on Form S-3 of Santarus, Inc. (Registration No. 333-156806), filed with the Securities and Exchange Commission on January 20, 2009, as amended.

*	Santarus, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which portions have been omitted and filed separately with the Securities and Exchange Commission.

#	Indicates management contract or compensatory plan.

+	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Santarus, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 3, 2011	/s/ Debra P. Crawford
Debra P. Crawford,
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)