Form 10-Q
period 2011-09-30
SANTARUS INC
filed 2011-11-07
CIK 1172480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of October 28, 2011 was 60,871,908.

SANTARUS, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Santarus, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$54,375	$56,692
Short-term investments	4,365	4,105
Accounts receivable, net	15,388	7,156
Inventories, net	6,008	3,025
Prepaid expenses and other current assets	3,483	6,092

Total current assets	83,619	77,070
Long-term restricted cash	1,050	1,300
Property and equipment, net	645	774
Intangible assets, net	12,021	13,980
Goodwill	2,913	2,913

Total assets	$100,248	$96,037

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$27,481	$29,310
Allowance for product returns	11,809	13,450

Total current liabilities	39,290	42,760
Deferred revenue	2,311	2,635
Long-term debt	10,000	10,000
Other long-term liabilities	2,396	2,659
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2011 and December 31, 2010; no shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at September 30, 2011 and December 31, 2010; 60,847,959 and 60,008,836 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	6	6
Additional paid-in capital	352,367	346,852
Accumulated deficit	(306,122)	(308,875)

Total stockholders’ equity	46,251	37,983

Total liabilities and stockholders’ equity	$100,248	$96,037

See accompanying notes.

Santarus, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Product sales, net	$19,813	$10,972	$46,488	$72,848
Promotion revenue	6,022	6,791	27,339	23,715
Royalty revenue	979	311	2,408	2,689
Other license revenue	—	—	—	245

Total revenues	26,814	18,074	76,235	99,497
Costs and expenses:
Cost of product sales	2,232	1,189	5,597	6,555
License fees and royalties	3,739	16,046	7,621	21,304
Research and development	3,825	4,427	10,963	13,984
Selling, general and administrative	16,152	14,997	48,746	66,464
Restructuring charges	—	7,258	—	7,258

Total costs and expenses	25,948	43,917	72,927	115,565

Income (loss) from operations	866	(25,843)	3,308	(16,068)
Other income (expense):
Interest income	2	22	16	68
Interest expense	(116)	(116)	(342)	(345)

Total other income (expense)	(114)	(94)	(326)	(277)

Income (loss) before income taxes	752	(25,937)	2,982	(16,345)
Income tax expense	189	(191)	229	65

Net income (loss)	$563	$(25,746)	$2,753	$(16,410)

Net income (loss) per share:
Basic	$0.01	$(0.44)	$0.05	$(0.28)

Diluted	$0.01	$(0.44)	$0.04	$(0.28)

Weighted average shares outstanding used to calculate net income (loss) per share:
Basic	60,630,297	58,622,206	60,392,956	58,480,222
Diluted	63,111,407	58,622,206	62,660,557	58,480,222

See accompanying notes.

Santarus, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net income (loss)	$2,753	$(16,410)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,265	1,506
Unrealized gain on trading securities, net	—	(2)
Gain on contingent consideration	(109)	—
Stock-based compensation	3,917	4,153
Issuance of common stock for technology license agreement	—	150
Changes in operating assets and liabilities:
Accounts receivable, net	(8,232)	9,019
Inventories, net	795	2,895
Prepaid expenses and other current assets	2,609	(1,572)
Accounts payable and accrued liabilities	(5,761)	(23,375)
Allowance for product returns	(1,641)	636
Deferred revenue	(324)	(289)

Net cash used in operating activities	(3,728)	(23,289)
Investing activities
Purchases of short-term investments	(9,816)	(14,243)
Sales and maturities of short-term investments	9,809	14,231
Redemption of investments	—	3,850
Purchases of property and equipment	(180)	(269)
Acquisition of intangible assets	—	(5,000)
Net cash paid for business combination	—	(842)

Net cash used in investing activities	(187)	(2,273)
Financing activities
Exercise of stock options	1,332	212
Issuance of common stock, net	266	325

Net cash provided by financing activities	1,598	537

Decrease in cash and cash equivalents	(2,317)	(25,025)
Cash and cash equivalents at beginning of the period	56,692	86,129

Cash and cash equivalents at end of the period	$54,375	$61,104

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

Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any future periods. For further information, please see the consolidated financial statements and related disclosures included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

Certain reclassifications have been made to the prior period consolidated balance sheet to conform to the current period presentation.

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

Product Sales, Net. The Company sells its Glumetza® (metformin hydrochloride extended release tablets), Cycloset® (bromocriptine mesylate) tablets and Zegerid® (omeprazole/sodium bicarbonate) products primarily to pharmaceutical wholesale distributors. The Company is obligated to accept from customers products that are returned within six months of their expiration date or up to 12 months beyond their expiration date. The shelf life of the Company’s products from the date of manufacture is as follows: Glumetza (24 to 48 months); Zegerid (36 months); and Cycloset (18 months). The Company authorizes returns for expired or damaged products in accordance with its return goods policy and procedures. The Company issues credit to the customer for expired or damaged returned product. The Company rarely exchanges product from inventory for returned product. At the time of sale, the Company records its estimates for product returns as a reduction to revenue at full sales value with a corresponding increase in the allowance for product returns liability. Actual returns are recorded as a reduction to the allowance for product returns liability at sales value with a corresponding decrease in accounts receivable for credit issued to the customer.

The Company recognizes product sales net of estimated allowances for product returns, estimated rebates in connection with contracts relating to managed care, Medicare, and patient coupons and voucher programs, and estimated chargebacks from distributors, wholesaler fees and prompt payment and other discounts. The Company establishes allowances for estimated product returns, rebates and chargebacks based primarily on the following qualitative and quantitative factors:

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

The Company’s allowance for product returns was $11.8 million as of September 30, 2011 and $13.5 million as of December 31, 2010. The Company recognizes product sales at the time title passes to its customers, and the Company provides for an estimate of future product returns at that time based upon historical product returns trends, analysis of product expiration dating and estimated inventory levels in the distribution channel, review of returns trends for similar products, if available, and the other factors discussed above. Due to the lengthy shelf life of the Company’s products and the terms of the Company’s returns policy, there may be a significant time lag between the date the Company determines the estimated allowance and when the Company receives the product return and issues credit to a customer. Therefore, the amount of returns processed against the allowance in a particular year generally has no direct correlation to the product sales in the same year, and the Company may record adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods.

The Company has been tracking its Zegerid product returns history by individual production batches from the time of its first commercial product launch of Zegerid Powder for Oral Suspension 20 mg in late 2004, taking into consideration product expiration dating and estimated inventory levels in the distribution channel. The Company launched Cycloset in November 2010 and has not experienced any returns through September 30, 2011. The Company has provided for an estimate of Cycloset product returns based upon its review of returns trends for similar products and taking into consideration the effect of a product’s shelf life on its returns history. Under a new commercialization agreement with Depomed, Inc. (“Depomed”), the Company began distributing and recording product sales for Glumetza in September 2011. The Company has provided for an estimate of Glumetza product returns based upon the Glumetza product returns history and taking into consideration the effect of a product’s shelf life on its returns history.

The Company’s allowance for rebates, chargebacks and other discounts was $10.1 million as of September 30, 2011 and $13.7 million as of December 31, 2010. These allowances reflect an estimate of the Company’s liability for rebates due to managed care organizations under specific contracts, rebates due to various organizations under Medicare contracts and regulations, chargebacks due to various organizations purchasing the Company’s products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. The Company estimates its liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, the Company evaluates its outstanding contracts and applies the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, the Company projects the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by the Company and/or its competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date the Company determines the estimated allowance and when the Company makes the contractual payment or issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods.

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

Promotion, Royalty and Other License Revenue. The Company analyzes each element of its promotion and licensing agreements to determine the appropriate revenue recognition. Effective January 1, 2011, the Company adopted the authoritative guidance for revenue arrangements with multiple deliverables. Under this guidance, the Company identifies the deliverables included within the agreement and evaluates which deliverables represent separate units of accounting. Upfront license fees are generally recognized upon delivery of the license if the facts and circumstances dictate that the license has standalone value from any undelivered items, the relative selling price allocation of the license is equal to or exceeds the upfront license fees, persuasive evidence of an arrangement exists, the Company’s price to the partner is fixed or determinable and collectability is reasonably assured. Upfront license fees are deferred if facts and circumstances dictate that the license does not have standalone value. The determination of the length of the period over which to defer revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period.

Effective January 1, 2011, the Company adopted prospectively, the authoritative guidance that offers an alternative method of revenue recognition for milestone payments. Under the milestone method guidance, the Company recognizes payment that is contingent upon the achievement of a substantive milestone, as defined in the guidance, in its entirety in the period in which the milestone is achieved. Other milestones that do not fall under the definition of a milestone under the milestone method are recognized under the authoritative guidance concerning revenue recognition. Sales milestones, royalties and promotion fees are based on sales and/or gross margin information, which may include estimates of sales discounts and other deductions, received from the relevant alliance agreement partner. Sales milestones, royalties and promotion fees are recognized as revenue when earned under the agreements, and any adjustments related to estimated sales discounts and other deductions are recognized in the period the alliance agreement partner reports the amounts to the Company.

5.	Stock-Based Compensation

For the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010, the Company recognized approximately $1.5 million, $1.7 million, $3.9 million and $4.2 million of total stock-based compensation, respectively. For the three and nine months ended September 30, 2010, stock-based compensation included approximately $352,000 related to the Company’s corporate restructuring implemented in the third quarter of 2010. The Company offered to accelerate the vesting of stock options by six months and extend the period for exercising vested stock options by twelve months from each affected employee’s termination date. In March 2011, the Company granted options to purchase an aggregate of 1,430,723 shares of its common stock in connection with annual option grants to all eligible employees. Also in March 2011, the Company granted options to purchase an aggregate of 1,630,613 shares of its common stock in connection with special option grants to all eligible employees. These stock options vest over a four-year period from the date of grant. In addition, in March 2011 and June 2011, the Company granted options to purchase an aggregate of 406,500 shares of its common stock to non-employee directors of the Company, which vest over a one-year period from the date of grant. As of September 30, 2011, total unrecognized compensation cost related to stock options and employee stock purchase plan rights was approximately $11.9 million, and the weighted average period over which it was expected to be recognized was 2.7 years.

6.	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss), specifically unrealized gains and losses on securities available-for-sale. Comprehensive income (loss) consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$563	$(25,746)	$2,753	$(16,410)
Unrealized gain (loss) on investments	(1)	(1)	—	1

Comprehensive income (loss)	$562	$(25,747)	$2,753	$(16,409)

7.	Net Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, contingently issuable shares, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted income (loss) per share when their effect is dilutive. Potentially dilutive securities totaling 12.4 million shares and 17.6 million shares for the three months ended September 30, 2011 and 2010, and 12.5 million shares and 16.9 million shares for the nine months ended September 30, 2011 and 2010, respectively, were excluded from the calculation of diluted income (loss) per share because of their anti-dilutive effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income (loss) (in thousands)	$563	$(25,746)	$2,753	$(16,410)
Denominator:
Weighted average common shares outstanding for basic net income (loss) per share	60,630,297	58,622,206	60,392,956	58,408,222
Net effect of dilutive common stock equivalents	2,481,110	—	2,267,601	—

Denominator for diluted net income (loss) per share	63,111,407	58,622,206	62,660,557	58,480,222

Net income (loss) per share
Basic	$0.01	$(0.44)	$0.05	$(0.28)

Diluted	$0.01	$(0.44)	$0.04	$(0.28)

8.	Segment Reporting

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

The following is a summary of the Company’s available-for-sale investment securities as of September 30, 2011 and December 31, 2010 (in thousands). All available-for-sale securities held as of September 30, 2011 and December 31, 2010 have contractual maturities within one year. There were no material gross realized gains or losses on sales of available-for-sale securities for the three and nine months ended September 30, 2011 and the year ended December 31, 2010.

	Amortized Cost	Market Value	Unrealized Gain
September 30, 2011:
U.S. government sponsored enterprise securities	$5,415	$5,415	$—

December 31, 2010:
U.S. government sponsored enterprise securities	$5,405	$5,405	$—

The classification of available-for-sale securities in the Company’s consolidated balance sheets is as follows (in thousands):

	September 30, 2011	December 31, 2010
Short-term investments	$4,365	$4,105
Restricted cash	1,050	1,300

	$5,415	$5,405

10.	Fair Value Measurements

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

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2011:
Assets
Money market funds	$41,476	$—	$—	$41,476
U.S. government sponsored enterprise securities	—	18,314	—	18,314

	$41,476	$18,314	$—	$59,790

Liabilities
Contingent consideration	$—	$—	$1,948	$1,948

	$—	$—	$1,948	$1,948

December 31, 2010:
Assets
Money market funds	$16,729	$—	$—	$16,729
U.S. government sponsored enterprise securities	—	45,368	—	45,368

	$16,729	$45,368	$—	$62,097

Liabilities
Contingent consideration	$—	$—	$2,057	$2,057

	$—	$—	$2,057	$2,057

The following table provides a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Auction Rate Securities and Rights:
Beginning balance	$—	$1,750	$—	$3,848
Redemptions and sales, at par	—	(1,750)	—	(3,850)
Net unrealized gain included in net loss	—	—	—	2

Ending balance	$—	$—	$—	$—

Contingent Consideration:
Beginning balance	$2,278	$—	$2,057	$—
Transfers in from business combination	—	1,900	—	1,900
Change in fair value recorded in operating expenses	(330)	—	(109)	—

Ending balance	$1,948	$1,900	$1,948	$1,900

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

Level 3 liabilities include contingent milestone and royalty obligations the Company may pay related to the acquisition of Covella in September 2010. The fair value of the contingent consideration has been determined using a probability-weighted discounted cash flow model. The key assumptions in applying this approach are the discount rate and the probability assigned to the milestone or royalty being achieved. Management remeasures the fair value of the contingent consideration at each reporting period, with any change in its fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in the estimated probability or timing of achieving the milestone or royalty, being recorded in the current period’s statement of operations. The Company recorded decreases in the fair value of contingent consideration of $330,000 and $109,000 for the three and nine months ended September 30, 2011, respectively, resulting primarily from changes in the estimated timing of achieving certain milestones and royalties and the passage of time.

11.	Balance Sheet Details

Inventories, net consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$817	$797
Finished goods	6,572	4,418

	7,389	5,215
Allowance for excess and obsolete inventory	(1,381)	(2,190)

	$6,008	$3,025

Inventories are stated at the lower of cost or market (net realizable value). Cost is determined by the first-in, first-out method. Inventories consist of finished goods and raw materials used in the manufacture of Cycloset tablets, Zegerid Capsules and the related authorized generic product, and Zegerid Powder for Oral Suspension. As of September 30, 2011, inventories also consisted of Glumetza tablets which the Company began distributing in September 2011. The Company provides reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and on firm purchase commitments, compared to forecasts of future sales.

Accounts payable and accrued liabilities consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Accounts payable	$5,308	$1,716
Accrued compensation and benefits	4,780	5,017
Accrued rebates	7,818	12,322
Accrued license fees and royalties	3,654	4,471
Accrued research and development expenses	2,010	2,862
Income taxes payable	489	332
Other accrued liabilities	3,422	2,590

	$27,481	$29,310

12.	Long-Term Debt

On July 11, 2008, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Comerica Bank (“Comerica”). The Amended Loan Agreement amends and restates the terms of the original Loan and Security Agreement entered into between the Company and Comerica in July 2006. In December 2008, the Company drew down $10.0 million under the Amended Loan Agreement. The credit facility under the Amended Loan Agreement consists of a revolving line of credit, pursuant to which the Company may request advances in an aggregate outstanding amount not to exceed $25.0 million. Under the Amended Loan Agreement, the revolving loan bears interest, as selected by the Company, at either the variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” plus 0.50% or the LIBOR rate (as computed in the Amended and Restated LIBOR Addendum to the Amended Loan Agreement) plus 3.00%. The Company has selected the “prime rate” plus 0.50% interest rate option, which as of September 30, 2011 was 3.75%. Interest payments on advances made under the Amended Loan Agreement are due and payable in arrears on the first calendar day of each month during the term of the Amended Loan Agreement. On August 27, 2010, the Company entered into an amendment to the Amended Loan Agreement with Comerica that extends the maturity date of the revolving line of credit from July 11, 2011 to July 11, 2013. Amounts borrowed under the Amended Loan Agreement may be repaid and re-borrowed at any time prior to July 11, 2013, and any outstanding principal drawn during the term of the loan facility is due and payable on July 11, 2013. There is a non-refundable unused commitment fee equal to 0.50% per annum on the difference between the amount of the revolving line and the average daily balance outstanding thereunder during the term of the Amended Loan Agreement, payable quarterly in arrears. The Amended Loan Agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the Amended Loan Agreement.

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

13.	Agreements with Depomed

Under the Company’s promotion agreement with Depomed entered into in July 2008, the Company paid Depomed a $3.0 million sales milestone in March 2011 based on having achieved Glumetza net product sales in excess of $50.0 million during the 13-month period ended January 31, 2011.

In August 2011, the Company entered into a new commercialization agreement with Depomed granting the Company exclusive rights to manufacture and commercialize Depomed’s Glumetza prescription products in the U.S., including its territories and possessions and Puerto Rico. The commercialization agreement replaced the existing promotion agreement between the parties dated July 21, 2008 pursuant to which the Company has promoted Glumetza in the U.S.

Under the commercialization agreement, the parties will transition to the Company responsibility for manufacturing, distribution, pharmacovigilance and regulatory affairs. The Company continues to be responsible for advertising and promotional activities for Glumetza in the U.S. In connection with the commercialization agreement, the parties have eliminated the prior joint commercialization committee and the Company has assumed sole decision-making authority on pricing, contracting and promotion for Glumetza. The Company began distributing and recording product sales for Glumetza in September 2011.

The Company is required to pay to Depomed royalties on Glumetza net product sales in the U.S. of 26.5% in 2011; 29.5% in 2012; 32.0% in 2013 and 2014; and 34.5% in 2015 and beyond prior to generic entry of a Glumetza product. In the event of generic entry of a Glumetza product in the U.S., the parties will equally share proceeds based on a gross margin split. The Company has the exclusive right to commercialize authorized generic versions of the Glumetza products. The Company will pay no additional sales milestones to Depomed as was required under the prior promotion agreement.

Starting in 2012, the Company will have reduced minimum marketing expenditures and sales force promotion obligations during the term of the agreement until such time as a generic to Glumetza enters the market.

Pursuant to the terms of the commercialization agreement, Depomed has the option to co-promote Glumetza products to physicians other than those called on by the Company, subject to certain limitations. Depomed will be entitled to receive a royalty equal to 70% of net sales attributable to prescriptions generated by its called on physicians over a pre-established baseline.

During the term, Depomed will continue to manage the ongoing patent infringement lawsuits against Lupin Limited and its wholly owned subsidiary, Lupin Pharmaceutical, Inc. (collectively “Lupin”) and Sun Pharma Global FZE, Sun Pharmaceutical Industries Ltd. and Sun Pharmaceutical Industries Inc. (collectively “Sun”) subject to certain consent rights in favor of the Company, including with regard to any proposed settlements. The Company is responsible for 70% of the future out-of-pocket costs related to the existing infringement cases.

Depomed is financially responsible for returns of Glumetza distributed by Depomed, up to the amount of its product returns reserve account for Glumetza product returns on August 31, 2011, the date immediately before Santarus began distributing Glumetza. Depomed is also financially responsible for Glumetza rebates and chargebacks up to the amount of its reserve account as of August 31, 2011 for those items. In connection with the Company’s assumption of distribution and sales responsibility, the Company is responsible for all other Glumetza returns, rebates and chargebacks.

Under the revised authoritative guidance for business combinations, the commercialization agreement with Depomed was determined to be a business combination and was accounted for using the acquisition method of accounting. Neither separate financial statements nor pro forma results of operations have been presented because the acquisition transaction does not meet the qualitative or quantitative materiality tests under Regulation S-X. Transaction-related costs of approximately $137,000 were included in selling, general and administrative expenses for the three and nine months ended September 30, 2011.

The purchase price was approximately $3.8 million and represents the amount that the Company is required to pay Depomed in cash for the purchase of Depomed’s existing inventory of Glumetza and bulk metformin hydrochloride. The entire purchase price of $3.8 million was allocated to inventory, as cost approximated fair value, and no other assets were acquired and no liabilities were assumed in the transaction. The royalties payable to Depomed based on Glumetza net product sales beginning in September 2011 are being expensed as incurred as the Company determined that the royalty rates reflect reasonable market rates for the manufacturing and commercialization rights the Company was granted under the commercialization agreement.

14.	Recent Accounting Pronouncements

Adoption of Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance concerning the recognition and classification of the new annual fee payable by branded prescription drug manufacturers and importers on branded prescription drugs which was mandated under the health care reform legislation enacted in the U.S. in March 2010. Under this new authoritative guidance, the annual fee should be estimated and recognized in full as a liability upon the first qualifying commercial sale with a corresponding deferred cost that is amortized to operating expenses using a straight-line method unless another method better allocates the fee over the calendar year in which it is payable. This new guidance is effective for calendar years beginning on or after December 31, 2010, when the fee initially became effective. Upon adoption, this guidance did not have a material impact on the Company’s consolidated financial statements.

In March 2010, the FASB ratified the final consensus that offers an alternative method of revenue recognition for milestone payments. The guidance states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone, as defined in the guidance, in its entirety in the period in which the milestone is achieved. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted, provided that the revised guidance is applied retrospectively to the beginning of the year of adoption. The Company elected to adopt this guidance prospectively, effective for the Company’s fiscal year beginning January 1, 2011. Upon adoption, the guidance did not have a material impact on the Company’s consolidated financial statements and is not expected to have a material impact on its future operating results.

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

Pending Adoption of Recent Accounting Pronouncements

In September 2011, the FASB issued an update to the authoritative guidance on performing goodwill impairment testing. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required; otherwise, no further testing is required. The revised guidance does not change how goodwill is calculated or assigned to reporting units, does not revise the requirement to test goodwill annually for impairment, and does not amend the requirement to test goodwill for impairment between annual tests if events and circumstances warrant. The revised authoritative guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is currently evaluating the potential impact the early adoption of this statement may have on its financial position and results of operations.

15.	Contingencies

Glumetza Patent Litigation

In November 2009, Depomed filed a lawsuit in the United States District Court for the Northern District of California against Lupin for infringement of the following patents listed in the Orange Book for Glumetza (U.S. Patent Nos. 6,340,475; 6,635,280; and 6,488,962). The lawsuit was filed in response to an abbreviated new drug application (“ANDA”) and paragraph IV certification filed with the U.S. Food and Drug Administration (“FDA”) by Lupin regarding Lupin’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the asserted patents. Depomed commenced the lawsuit within the requisite 45 day time period, resulting in an FDA stay on the approval of Lupin’s proposed products for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in May 2012. Lupin has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, and has also filed counterclaims. A hearing for claim construction, or Markman hearing, was held in January 2011. Following the hearing, the court principally adopted the patent term constructions Depomed proposed. The discovery phase of the lawsuit is continuing, and a trial date has been scheduled in August 2012.

In June 2011, Depomed filed a lawsuit in the United States District Court for the Northern District of New Jersey against Sun for infringement of the patents listed in the Orange Book for Glumetza (U.S. Patent Nos. 6,723,340; 6,635,280; 6,488,962; 6,340,475; and 7,780,987), as well as U.S. Patent No. 7,736,667. The lawsuit was filed in response to an ANDA and paragraph IV certification filed with the FDA by Sun regarding Sun’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the asserted patents. Depomed commenced the lawsuit within the requisite 45 day time period, resulting in an FDA stay on the approval of Sun’s proposed products for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in November 2013. Sun has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, and has also filed counterclaims. Briefing for the Markman hearing is scheduled for the first half of 2012, and a trial date has not yet been scheduled.

Under the terms of the Company’s commercialization agreement with Depomed, Depomed will continue to manage the ongoing patent infringement lawsuits against Sun and Lupin, subject to certain consent rights in favor of the Company, including with regard to any proposed settlements. The Company will reimburse Depomed for 70% of its future out-of-pocket costs, and Depomed will reimburse the Company for 30% of its future out-of-pocket costs, related to the existing infringement cases. Although Depomed has indicated that it intends to vigorously defend and enforce its patent rights, the Company is not able to predict the timing or outcome of these actions. Any adverse outcome in the actions described above would adversely impact the Company’s revenues and business. At this time the Company is unable to estimate possible losses or ranges of losses for these actions.

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

Regardless of how these litigation matters are ultimately resolved, the litigation has been and will continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on the Company. At this time, the Company is unable to estimate possible losses or ranges of losses for these matters.

Wage and Hour Putative Class Action Litigation

In December 2010, a complaint styled as a putative class action was filed against the Company in the U.S. District Court for the Southern District of New York by a person employed at the time by the Company as a sales representative and on behalf of a class of similarly situated current and former employees. The complaint seeks damages for alleged violations of the New York Labor Law 650 §§ et seq. and the federal Fair Labor Standards Act. The alleged violations include failure to pay for overtime work. The complaint seeks an unspecified amount for unpaid wages and overtime wages, liquidated and/or punitive damages, attorneys’ fees and other damages. The Company denies all claims asserted in the complaint. In April 2011, the Company filed a motion to transfer the case to the United States District Court for the Southern District of California. In August 2011, the Company’s motion to transfer was denied, and the action will proceed in the New York district court. Over the last few years, similar class action lawsuits have been filed against other pharmaceutical companies alleging that the companies’ sales representatives have been misclassified as exempt employees under the Federal Fair Labor Standards Act and applicable state laws. At this time, the Company is unable to estimate possible losses or ranges of losses for this action. There have been varying outcomes in these cases to date, and it is too early to predict an outcome in the Company’s matter at this time.

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

Our commercial organization currently promotes Glumetza® (metformin hydrochloride extended release tablets) 500 mg and 1000 mg in the U.S. We commenced promotion of Glumetza in October 2008, and we currently promote Glumetza under a commercialization agreement that we entered into with Depomed, Inc., or Depomed, in August 2011. The commercialization agreement replaced an existing promotion agreement entered into in July 2008. Our commercial organization also began promotion of Cycloset® (bromocriptine mesylate) 0.8 mg tablets in the U.S. in November 2010 under a distribution and license agreement with S2 Therapeutics, Inc., or S2, and VeroScience, LLC, or VeroScience. Both Glumetza and Cycloset are prescription products indicated to improve glycemic control in adult patients with type 2 diabetes.

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

In addition to our commercial products, we are focused on advancing the following development-stage products to commercialization:

•

Uceris™ (budesonide) tablets is a corticosteroid in a novel oral tablet formulation, dosed one tablet once a day, which utilizes proprietary multi-matrix (MMX®) colonic delivery technology and is being developed for the treatment of ulcerative colitis. We have announced statistically significant top-line results according to our statistical analysis plan from two phase III clinical studies, which evaluated Uceris 9 mg for the induction of remission of mild or moderate active ulcerative colitis. Additionally, we announced top-line safety data from a 12-month, double-blind, extended use study. We plan to submit a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, by the end of 2011. In connection with the ongoing development and potential future commercialization of Uceris, we are also planning to initiate a phase IIIb multicenter, randomized, double-blind placebo-controlled clinical study to evaluate Uceris 9 mg as an add-on therapy to current oral 5-ASA drugs, such as Asacol® or Lialda®, for induction of remission of active ulcerative colitis. We have rights to Uceris in the U.S. under a strategic collaboration with Cosmo Technologies Limited, or Cosmo.

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

•

SAN-300 (anti-VLA-1 antibody) is a novel early stage anti-VLA-1 monoclonal antibody, or mAb, development compound that we initially expect to develop for the treatment of rheumatoid arthritis. We initiated a single-center, randomized, placebo-controlled, single-dose, dose-escalation phase I clinical study with SAN-300 in March 2011, which study we expect to be completed in the first half of 2012. We have worldwide rights to SAN-300 under a license agreement with Biogen Idec MA, or Biogen, and in connection with our acquisition of Covella Pharmaceuticals, Inc., or Covella.

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

Business Combinations

The revised authoritative guidance for business combinations establishes principles and requirements for recognizing and measuring the total consideration transferred to and the assets acquired and liabilities assumed in the acquired target in a business combination.

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

We accounted for the commercialization agreement with Depomed entered into in August 2011 in accordance with the revised authoritative guidance for business combinations. The purchase consideration was comprised of cash payments for the purchase of existing inventory, and the entire purchase price was allocated to inventory, as cost approximated fair value, and no other assets were acquired and no liabilities were assumed in the transaction. Under the commercialization agreement, we have an obligation to pay royalties to Depomed based on Glumetza net product sales. These royalties are being expensed as incurred as we determined that the royalty rates reflect reasonable market rates for the manufacturing and commercialization rights we were granted under the commercialization agreement.

The determination and allocation of consideration transferred in a business combination requires us to make significant estimates and assumptions, especially at the acquisition date with respect to the fair value of the contingent consideration.

The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestone or royalty being achieved. We remeasure the fair value of the contingent consideration at each reporting period, with any change in fair value being recorded in the current period’s operating expenses. Changes in the fair value may result from either the passage of time or events occurring after the acquisition date, such as changes in the estimated probability or timing of achieving the milestone or royalty.

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

IPR&D will not be amortized until the related development process is complete and goodwill is not amortized. License agreements and other intangible assets are amortized over their estimated useful lives. If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fair value is determined by a combination of third-party sources and forecasted discounted cash flows. In addition, we base the useful lives and related amortization expense on our estimate of the period that the assets will generate revenues or otherwise be used. We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. A change in any of the above-mentioned factors or estimates could result in an impairment charge which could negatively impact our results of operations. We have not recognized any impairment charges on our intangible assets or goodwill through September 30, 2011.

Inventories and Related Reserves

Inventories are stated at the lower of cost or market (net realizable value). Cost is determined by the first-in, first-out method. Inventories consist of finished goods and raw materials used in the manufacture of Glumetza tablets, Cycloset tablets, Zegerid Capsules and the related authorized generic product and Zegerid Powder for Oral Suspension. We provide reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales.

Revenue Recognition

We recognize revenue when there is persuasive evidence that an arrangement exists, title has passed, the price is fixed or determinable, and collectability is reasonably assured.

Product Sales, Net. We sell our Glumetza, Cycloset and Zegerid products primarily to pharmaceutical wholesale distributors. We are obligated to accept from customers products that are returned within six months of their expiration date or up to 12 months beyond their expiration date. The shelf life of our products from the date of manufacture is as follows: Glumetza (24 to 48 months); Zegerid (36 months); and Cycloset (18 months). We authorize returns for expired or damaged products in accordance with our return goods policy and procedures. We issue credit to the customer for expired or damaged returned product. We rarely exchange product from inventory for returned product. At the time of sale, we record our estimates for product returns as a reduction to revenue at full sales value with a corresponding increase in the allowance for product returns liability. Actual returns are recorded as a reduction to the allowance for product returns liability at sales value with a corresponding decrease in accounts receivable for credit issued to the customer.

We recognize product sales net of estimated allowances for product returns, estimated rebates in connection with contracts relating to managed care, Medicare, and patient coupons and voucher programs, and estimated chargebacks from distributors, wholesaler fees and prompt payment and other discounts. We establish allowances for estimated product returns, rebates and chargebacks based primarily on the following qualitative and quantitative factors:

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

Our allowance for product returns was $11.8 million as of September 30, 2011 and $13.5 million as of December 31, 2010. We recognize product sales at the time title passes to our customers, and we provide for an estimate of future product returns at that time based upon historical product returns trends, analysis of product expiration dating and estimated inventory levels in the distribution channel, review of returns trends for similar products, if available, and the other factors discussed above. Due to the lengthy shelf life of our products and the terms of our returns policy, there may be a significant time lag between the date we determine the estimated allowance and when we receive the product return and issue credit to a customer. Therefore, the amount of returns processed against the allowance in a particular year generally has no direct correlation to the product sales in the same year, and we may record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods.

We have been tracking our Zegerid product returns history by individual production batches from the time of our first commercial product launch of Zegerid Powder for Oral Suspension 20 mg in late 2004, taking into consideration product expiration dating and estimated inventory levels in the distribution channel. We launched Cycloset in November 2010 and have not experienced any returns through September 30, 2011. We have provided for an estimate of Cycloset product returns based upon our review of returns trends for similar products and taking into consideration the effect of a product’s shelf life on its returns history. Under a new commercialization agreement with Depomed, we began distributing and recording product sales for Glumetza in September 2011. We have provided for an estimate of Glumetza product returns based upon the Glumetza product returns history and taking into consideration the effect of a product’s shelf life on its returns history.

Our allowance for rebates, chargebacks and other discounts was $10.1 million as of September 30, 2011 and $13.7 million as of December 31, 2010. These allowances reflect an estimate of our liability for rebates due to managed care organizations under specific contracts, rebates due to various organizations under Medicare contracts and regulations, chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. We estimate our liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, we evaluate our outstanding contracts and apply the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, we project the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by us and/or our competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date the we determine the estimated allowance and when we make the contractual payment or issues credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods. For the nine months ended September 30, 2011, we recorded a decrease in our estimated allowance for accrued rebates associated with product sales in prior periods of $1.4 million due to decreased utilization under, as well as the termination of, certain of our managed care and other contracts associated with our Zegerid products. Our estimate for accrued rebates was impacted by reduced sales volumes resulting from Par Pharmaceutical Inc.’s, or Par’s, commencement of its commercial sale of a generic version of Zegerid Capsules prescription products in late June 2010 and our decision to cease promotion of our Zegerid prescription products at that time. Absent this discrete event, actual results were not materially different from our estimates for the nine months ended September 30, 2011. For the nine months ended September 30, 2010, actual results were not materially different from our estimates.

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

Promotion, Royalty and Other License Revenue. We analyze each element of our promotion and licensing agreements to determine the appropriate revenue recognition. Effective January 1, 2011, we adopted the authoritative guidance for revenue arrangements with multiple deliverables. Under this guidance, we identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting. Upfront license fees are generally recognized upon delivery of the license if the facts and circumstances dictate that the license has standalone value from any undelivered items, the relative selling price allocation of the license is equal to or exceeds the upfront license fees, persuasive evidence of an arrangement exists, our price to the partner is fixed or determinable and collectability is reasonably assured. Upfront license fees are deferred if facts and circumstances dictate that the license does not have standalone value. The determination of the length of the period over which to defer revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period.

Effective January 1, 2011, we adopted prospectively, the authoritative guidance that offers an alternative method of revenue recognition for milestone payments. Under the milestone method guidance, we recognize payment that is contingent upon the achievement of a substantive milestone, as defined in the guidance, in its entirety in the period in which the milestone is achieved. Other milestones that do not fall under the definition of a milestone under the milestone method are recognized under the authoritative guidance concerning revenue recognition. Sales milestones, royalties and promotion fees are based on sales and/or gross margin information, which may include estimates of sales discounts and other deductions, received from the relevant alliance agreement partner. Sales milestones, royalties and promotion fees are recognized as revenue when earned under the agreements, and any adjustments related to estimated sales discounts and other deductions are recognized in the period the alliance agreement partner reports the amounts to us.

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

The fair value of options granted is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period ranging from one to four years. Pre-vesting forfeitures were estimated to be approximately 0% for the three and nine months ended September 30, 2011 and 2010 as the majority of options granted contain monthly vesting terms.

The following table includes stock-based compensation recognized in our consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of product sales	$41	$52	$107	$107
Research and development	243	190	623	527
Selling, general and administrative	1,175	1,071	3,187	3,167
Restructuring charges	—	352	—	352

Total	$1,459	$1,665	$3,917	$4,153

As of September 30, 2011, total unrecognized compensation cost related to stock options was approximately $11.9 million, and the weighted average period over which it was expected to be recognized was 2.7 years.

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

We follow the authoritative guidance relating to accounting for uncertainty in income taxes. This guidance clarifies the recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained.

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

Recent Accounting Pronouncements

Adoption of Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board, or FASB, issued authoritative guidance concerning the recognition and classification of the new annual fee payable by branded prescription drug manufacturers and importers on branded prescription drugs which was mandated under the health care reform legislation enacted in the U.S. in March 2010. Under this new authoritative guidance, the annual fee should be estimated and recognized in full as a liability upon the first qualifying commercial sale with a corresponding deferred cost that is amortized to operating expenses using a straight-line method unless another method better allocates the fee over the calendar year in which it is payable. This new guidance is effective for calendar years beginning on or after December 31, 2010, when the fee initially became effective. Upon adoption, this guidance did not have a material impact on our consolidated financial statements.

In March 2010, the FASB ratified the final consensus that offers an alternative method of revenue recognition for milestone payments. The guidance states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone, as defined in the guidance, in its entirety in the period in which the milestone is achieved. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted, provided that the revised guidance is applied retrospectively to the beginning of the year of adoption. We elected to adopt this guidance prospectively, effective for our fiscal year beginning January 1, 2011. Upon adoption, the guidance did not have a material impact on our consolidated financial statements and is not expected to have a material impact on our future operating results.

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

Pending Adoption of Recent Accounting Pronouncements

In September 2011, the FASB issued an update to the authoritative guidance on performing goodwill impairment testing. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required; otherwise, no further testing is required. The revised guidance does not change how goodwill is calculated or assigned to reporting units, does not revise the requirement to test goodwill annually for impairment, and does not amend the requirement to test goodwill for impairment between annual tests if events and circumstances warrant. The revised authoritative guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We are currently evaluating the potential impact the early adoption of this statement may have on our financial position and results of operations.

Results of Operations

Comparison of Three Months Ended September 30, 2011 and 2010

Product Sales, Net. Product sales, net were $19.8 million for the three months ended September 30, 2011 and $11.0 million for the three months ended September 30, 2010 and consisted of sales of Zegerid Capsules and Zegerid Powder for Oral Suspension as well as sales of the authorized generic version of Zegerid Capsules under our distribution and supply agreement with Prasco. In the three months ended September 30, 2011, product sales, net also consisted of sales of Cycloset which we launched in November 2010 and Glumetza which we began distributing in September 2011. The $8.8 million increase in product sales, net included approximately $7.8 million in sales of Glumetza and approximately $2.1 million in sales of Cycloset. In September 2011, we implemented an eVoucher program designed to reduce co-pay costs for patients using Glumetza and increase overall Glumetza usage. We recorded eVoucher discounts of approximately $1.1 million in the three months ended September 2011, of which approximately $371,000 related to our September 2011 shipments of Glumetza and approximately $687,000 related to potential eVoucher redemptions on shipments of Glumetza prior to September 2011. These increases were offset in part by a decrease in net sales of our Zegerid products as well as the authorized generic version of Zegerid Capsules.

Promotion Revenue. Promotion revenue was $6.0 million for the three months ended September 30, 2011 and $6.8 million for the three months ended September 30, 2010. Promotion revenue included fees earned under our promotion agreement with Depomed for the promotion of Glumetza prescription products. Promotion revenue for the three months ended September 30, 2011 was based on Glumetza sales recorded by Depomed for July and August 2011 and which sales were impacted by an increase of $3.5 million in Depomed’s allowance for product returns related to a Glumetza pricing action taken in August 2011. The promotion agreement was replaced by a new commercialization agreement with Depomed under which we began distributing and recording product sales for Glumetza in September 2011. Glumetza 500 mg was the subject of a voluntary recall and supply interruption which resulted in the unavailability of this dosage strength from June 2010 through early January 2011. Shipments of Glumetza 500 mg resumed in January 2011.

Royalty Revenue. Royalty revenue was $979,000 for the three months ended September 30, 2011 and $311,000 for the three months ended September 30, 2010 and was comprised of royalty revenue earned under our license agreement with Merck for Zegerid OTC and our license agreement with GSK for prescription and OTC immediate-release omeprazole products in specified countries outside the U.S. Merck commenced commercial sales of Zegerid OTC in the first quarter of 2010 and GSK commenced commercial sales in Mexico in the second quarter of 2011.

Cost of Product Sales. Cost of product sales was $2.2 million for the three months ended September 30, 2011 and $1.2 million for the three months ended September 30, 2010, or approximately 11% of net product sales in each period. Cost of product sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Glumetza, Cycloset and Zegerid prescription products as well as shipments to Prasco of the authorized generic version of Zegerid Capsules. Cost of product sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales.

License Fees and Royalties. License fees and royalties were $3.7 million for the three months ended September 30, 2011 and $16.0 million for the three months ended September 30, 2010. License fees and royalties consist of royalties due to the University of Missouri based upon net product sales of our Zegerid prescription products, sales of Zegerid OTC by Merck under our license agreement and products sold by GSK under our license agreement, and royalties due to Depomed under our commercialization agreement based upon net product sales of Glumetza. In addition, license fees and royalties include milestone payments and upfront fees expensed or amortized under license agreements, as well as amounts payable to S2 and VeroScience based on a percentage of the gross margin associated with net sales of Cycloset. License fees and royalties also include changes in the fair value of contingent consideration related to business combinations. The $12.3 million decrease in license fees and royalties was primarily due to the $15.0 million upfront fee we paid to Pharming in September 2010 under our license and supply agreements. This decrease was offset in part by royalties due to Depomed based upon net product sales of Glumetza, which commenced in September 2011 under our commercialization agreement entered into in August 2011.

Research and Development. Research and development expenses were $3.8 million for the three months ended September 30, 2011 and $4.4 million for the three months ended September 30, 2010. The $602,000 decrease in our research and development expenses was primarily attributable to a decrease in costs associated with our Uceris phase III clinical program.

Selling, General and Administrative. Selling, general and administrative expenses were $16.2 million for the three months ended September 30, 2011 and $15.0 million for the three months ended September 30, 2010. The $1.2 million increase in our selling, general and administrative expenses was primarily attributable to an increase in promotional spending related to our Glumetza and Cycloset products.

Interest Income. Interest income was $2,000 for the three months ended September 30, 2011 and $22,000 for the three months ended September 30, 2010.

Interest Expense. Interest expense was $116,000 for both the three months ended September 30, 2011 and 2010. Interest expense was comprised primarily of interest due in connection with our revolving credit facility with Comerica Bank, or Comerica.

Income Tax Expense. Income tax expense was $189,000 for the three months ended September 30, 2011 and $(191,000) for the three months ended September 30, 2010. The provision for income taxes reflects our estimate of the effective tax rate expected to be applicable for the full fiscal year. Our effective tax rate for the three months ended September 30, 2011 and September 30, 2010 is impacted by anticipated utilization of Federal and state income tax net operating loss carryforwards.

Comparison of Nine Months Ended September 30, 2011 and 2010

Product Sales, Net. Product sales, net were $46.5 million for the nine months ended September 30, 2011 and $72.8 million for the nine months ended September 30, 2010 and consisted of sales of Zegerid Capsules and Zegerid Powder for Oral Suspension as well as sales of the authorized generic version of Zegerid Capsules under our distribution and supply agreement with Prasco. In the nine months ended September 30, 2011, product sales, net also consisted of sales of Cycloset which we launched in November 2010 and Glumetza which we began distributing in September 2011. The $26.3 million decrease in product sales, net was comprised of approximately $38.9 million related to a decrease in sales of our Zegerid products, including the authorized generic products, partially offset by approximately $7.8 million in sales of

Glumetza and approximately $4.8 million in sales of Cycloset. In September 2011, we implemented an eVoucher program designed to reduce co-pay costs for patients using Glumetza and increase overall Glumetza usage. We recorded eVoucher discounts of approximately $1.1 million in the nine months ended September 2011, of which approximately $371,000 related to our September 2011 shipments of Glumetza and approximately $687,000 related to potential eVoucher redemptions on shipments of Glumetza prior to September 2011. The decrease in Zegerid sales volume resulted from Par’s commencement of commercial sale of its generic version of our Zegerid Capsules prescription products in late June 2010.

Promotion Revenue. Promotion revenue was $27.3 million for the nine months ended September 30, 2011 and $23.7 million for the nine months ended September 30, 2010. Promotion revenue included fees earned under our promotion agreement with Depomed for the promotion of Glumetza prescription products. Promotion revenue for the nine months ended September 30, 2011 was based on Glumetza sales recorded by Depomed for January through August 2011 and which sales were impacted by an increase of $3.5 million in Depomed’s allowance for product returns related to a Glumetza pricing action taken in August 2011. The promotion agreement was replaced by a new commercialization agreement with Depomed under which we began distributing and recording product sales for Glumetza in September 2011. Glumetza 500 mg was the subject of a voluntary recall and supply interruption which resulted in the unavailability of this dosage strength from June 2010 through early January 2011. Shipments of Glumetza 500 mg resumed in January 2011.

Royalty Revenue. Royalty revenue was $2.4 million for the nine months ended September 30, 2011 and $2.7 million for the nine months ended September 30, 2010 and was comprised primarily of royalty revenue earned under our license agreement with Merck for Zegerid OTC and our license agreement with GSK for prescription and OTC immediate-release omeprazole products in specified countries outside the U.S. Merck commenced commercial sales of Zegerid OTC products in the first quarter of 2010 and GSK commenced commercial sales in Mexico in the second quarter of 2011.

Other License Revenue. Other license revenue was $245,000 for the nine months ended September 30, 2010 and was comprised of the remaining amortization of the upfront payment we received in October 2009 in connection with our license agreement with Norgine. There was no other license revenue in the nine months ended September 30, 2011.

Cost of Product Sales. Cost of product sales was $5.6 million for the nine months ended September 30, 2011 and $6.6 million for the nine months ended September 30, 2010, or approximately 12% and 9% of net product sales, respectively. Cost of product sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Glumetza, Cycloset and Zegerid prescription products as well as shipments to Prasco of the authorized generic version of Zegerid Capsules. Cost of product sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales. The increase in our cost of product sales as a percentage of net product sales was primarily attributable to certain fixed costs being applied to decreased sales volumes and higher manufacturing costs associated with Cycloset.

License Fees and Royalties. License fees and royalties were $7.6 million for the nine months ended September 30, 2011 and $21.3 million for the nine months ended September 30, 2010. License fees and royalties consist of royalties due to the University of Missouri based upon net product sales of our Zegerid prescription products, sales of Zegerid OTC by Merck under our license agreement and products sold by GSK under our license agreement, and royalties due to Depomed under our commercialization agreement based upon net product sales of Glumetza. In addition, license fees and royalties include milestone payments and upfront fees expensed or amortized under license agreements, as well as amounts payable to S2 and VeroScience based on a percentage of the gross margin associated with net sales of Cycloset. License fees and royalties also include changes in the fair value of contingent consideration related to business combinations. The $13.7 million decrease in license fees and royalties was primarily due to the $15.0 million upfront fee we paid to Pharming in September 2010 under our license and supply agreements and to a decrease in royalties due to the University of Missouri based on decreased sales of Zegerid prescription products. These decreases were offset in part by the product royalty payable to S2 and VeroScience based on the gross margin associated with net sales of Cycloset and the royalties due to Depomed based upon net product sales of Glumetza, which commenced in September 2011 under our commercialization agreement entered into in August 2011.

Research and Development. Research and development expenses were $11.0 million for the nine months ended September 30, 2011 and $14.0 million for the nine months ended September 30, 2010. The $3.0 million decrease in our research and development expenses was primarily attributable to a decrease in costs associated with our Uceris and rifamycin SV MMX phase III clinical programs partially offset by costs associated with our phase I clinical study with SAN-300.

In connection with our strategic collaboration with Cosmo entered into in December 2008, we are developing two product candidates targeting gastrointestinal, or GI, conditions. Uceris is a corticosteroid in a novel oral tablet formulation, dosed one tablet once a day, which utilizes proprietary MMX colonic delivery technology and is being developed for the treatment of ulcerative colitis. We have announced statistically significant top-line results according to our statistical analysis plan from two phase III clinical studies which evaluated Uceris 9 mg for the induction of remission of mild or moderate active ulcerative colitis. Additionally, we announced top-line safety data from a 12-month, double-blind, extended use study. We plan to submit an NDA for Uceris to the FDA by the end of 2011. In connection with the ongoing development and potential future commercialization of Uceris, we are also planning to initiate a phase IIIb multicenter, randomized, double-blind placebo-controlled clinical study to evaluate Uceris 9 mg as an add-on therapy to current oral 5-ASA drugs, such as Asacol or Lialda, for induction of remission of active ulcerative colitis. Rifamycin SV MMX is a broad spectrum, semi-synthetic antibiotic in a novel oral tablet formulation, which utilizes proprietary MMX colonic delivery technology and is being developed for the treatment of patients with travelers’ diarrhea and potentially for other diseases that have an infectious component in the intestine. Rifamycin SV MMX 200 mg oral tablets taken twice daily (2 times 200 mg per dose, 800 mg total daily dose) is currently being investigated in a phase III clinical program in patients with travelers’ diarrhea.

We have acquired rights to Rhucin under license and supply agreements with Pharming. Rhucin is a recombinant version of the human protein C1 inhibitor, which is produced using proprietary transgenic technology. Rhucin is currently being evaluated in a phase III clinical study at a 50 U/kg dose for the treatment of acute attacks of HAE, an orphan disease.

We have acquired the exclusive worldwide rights to SAN-300 through the acquisition of Covella and a related license agreement with Biogen. SAN-300 is an inhibitor of VLA-1, also known as a1ß1 integrin, and has shown activity in multiple preclinical models of inflammatory and autoimmune diseases. We believe that SAN-300 may have potential application as a drug candidate in multiple inflammatory and autoimmune diseases, including rheumatoid arthritis, inflammatory bowel disease, psoriasis and organ transplantation. We initiated a single-dose, dose-escalation Phase I clinical study in March 2011, which study we expect to be completed in the first half of 2012.

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

A substantial portion of our external research and development costs is tracked on a direct project basis. However, because our internal research and development resources are used in several projects, the related indirect costs are not attributable to a specific development product candidate. For example, personnel and facility related costs are not tracked on a project basis. We have summarized the costs associated with our development programs in the following table (in thousands). Costs that are not attributable to a specific product candidate, including salaries and related personnel and facilities costs, are included in the “indirect costs” category.

	Three Months Ended September 30,		Nine Months Ended September 30,		Project to Date Through September 30, 2011(1)
	2011	2010	2011	2010
Direct costs:
Uceris	$743	$1,533	$1,621	$5,265	$18,976
Rifamycin SV MMX	475	643	1,167	2,052	4,214
Rhucin	40	329	229	329	632
SAN-300	328	—	1,721	—	2,237
Zegerid and other projects	53	366	176	1,433	N/A

Total direct costs	1,639	2,871	4,914	9,079
Indirect costs	2,186	1,556	6,049	4,905	N/A

Total research and development	$3,825	$4,427	$10,963	$13,984

(1)	Project to date amounts are included for projects on which we are primarily focused.

In the future, we may conduct additional clinical studies to further differentiate our marketed products and products under development, as well as conduct research and development related to any future products that we may in-license or otherwise acquire. Although we are currently focused primarily on the advancement of the Uceris, Rhucin, rifamycin SV MMX and SAN-300 development-stage products, we anticipate that we will make determinations as to which development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific, clinical and commercial merits of each project. We are unable to estimate with any certainty the research and development costs that we may incur in the future. In addition, in connection with the approval of our NDAs for Zegerid Powder for Oral Suspension, we committed to commence clinical studies to evaluate the product in pediatric populations in 2005. We have not yet commenced any of the studies and have requested a waiver of this requirement from the FDA. We received an initial response from the FDA waiving certain of the requirements and plan to seek further clarification.

Selling, General and Administrative. Selling, general and administrative expenses were $48.7 million for the nine months ended September 30, 2011 and $66.5 million for the nine months ended September 30, 2010. The $17.8 million decrease in our selling, general and administrative expenses was primarily attributable to a decrease in compensation, benefits and related employee costs and a decrease in Zegerid promotional spending related to our decision to cease promotion of our Zegerid prescription products and implement a corporate restructuring in the third quarter of 2010. These decreases in selling, general and administrative expenses were offset in part by an increase in advertising and promotional spending associated with Cycloset.

Interest Income. Interest income was $16,000 for the nine months ended September 30, 2011 and $68,000 for the nine months ended September 30, 2010.

Interest Expense. Interest expense was $342,000 for the nine months ended September 30, 2011 and $345,000 for the nine months ended September 30, 2010. Interest expense was comprised primarily of interest due in connection with our revolving credit facility with Comerica.

Income Tax Expense. Income tax expense was $229,000 for the nine months ended September 30, 2011 and $65,000 for the nine months ended September 30, 2010. The provision for income taxes reflects our estimate of the effective tax rate expected to be applicable for the full fiscal year. Our effective tax rate for the nine months ended September 30, 2011 and September 30, 2010 is impacted by anticipated utilization of Federal and state income tax net operating loss carryforwards.

Liquidity and Capital Resources

As of September 30, 2011, cash, cash equivalents and short-term investments were $58.7 million, compared to $60.8 million as of December 31, 2010, a decrease of $2.1 million. This net decrease resulted from changes in operating assets and liabilities offset in part by our net income for the nine months ended September 30, 2011, adjusted for non-cash charges.

Net cash used in operating activities was $3.7 million for the nine months ended September 30, 2011 and $23.3 million for the nine months ended September 30, 2010. The primary use of cash for the nine months ended September 30, 2011 resulted from changes in operating assets and liabilities. Significant working capital uses of cash for the nine months ended September 30, 2011 included increases in accounts receivable related to our commencement of distribution of Glumetza in September 2011 and decreases in accounts payable and accrued liabilities related to payments of a one-time $3.0 million sales milestone to Depomed, annual corporate bonuses, accrued rebates and other expenses accrued in 2010. These working capital uses of cash were offset in part by our net income for the nine months ended September 30, 2011, adjusted for non-cash charges, including $3.9 million in stock-based compensation and $2.3 million in depreciation and amortization and decreases in prepaid expenses and other current assets. The primary use of cash for the nine months ended September 30, 2010 resulted from our net loss for the period, which included the $15.0 million upfront fee we paid to Pharming in connection with the license and supply agreements we entered into in September 2010, adjusted for non-cash charges, including $4.2 million in stock-based compensation and $1.5 million in depreciation and amortization, and changes in operating assets and liabilities. Significant working capital uses of cash for the nine months ended September 30, 2010 included increases in prepaid expenses and other current assets and decreases in accounts payable and accrued liabilities related to payment of annual corporate bonuses, accrued rebates and other expenses accrued in 2009. These working capital uses of cash for the nine months ended September 30, 2010 were offset in part by decreases in inventories related to our reserves against on-hand inventories of our Zegerid products, and decreases in accounts receivable resulting from our decision to cease promotion of Zegerid and the launch of generic versions of prescription Zegerid Capsules.

Net cash used in investing activities was $187,000 for the nine months ended September 30, 2011 and $2.3 million for the nine months ended September 30, 2010. These activities included purchases and sales/maturities/redemptions of short-term investments and purchases of property and equipment. For the nine months ended September 30, 2010, net cash used in investing activities also included the $5.0 million upfront payment we made to S2 and VeroScience in connection with the acquisition of intangible assets related to Cycloset and net cash payments of $842,000 in connection with our acquisition of Covella.

Net cash provided by financing activities was $1.6 million for the nine months ended September 30, 2011 and $537,000 for the nine months ended September 30, 2010. Net cash provided by financing activities included proceeds received from the exercise of stock options and through the issuance of common stock under our employee stock purchase plan.

Contractual Obligations and Commitments

We currently rely on Patheon, Inc. as our manufacturer of Glumetza 500 mg, Cycloset and Zegerid Powder for Oral Suspension, and we currently rely on Depomed to oversee the manufacturing of Glumetza 1000 mg. We rely on Norwich Pharmaceuticals, Inc. as our manufacturer of Zegerid Capsules and the related authorized generic product. We also are required to purchase commercial quantities of certain active ingredients in our Glumetza, Cycloset and Zegerid products. At September 30, 2011, we had finished goods and raw materials inventory purchase commitments of approximately $2.0 million.

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

Agreements with Depomed

Under our promotion agreement with Depomed entered into in July 2008, we paid a $3.0 million sales milestone in March 2011 based on having achieved Glumetza net product sales in excess of $50.0 million during the 13-month period ending January 31, 2011. Under a new commercialization agreement with Depomed entered into in August 2011, we are required to pay to Depomed royalties on Glumetza net product sales in the U.S. of 26.5% in 2011; 29.5% in 2012; 32.0% in 2013 and 2014; and 34.5% in 2015 and beyond prior to generic entry of a Glumetza product. In the event of generic entry of a Glumetza product in the U.S., the parties will equally share proceeds based on a gross margin split. We have the exclusive right to commercialize authorized generic versions of the Glumetza products. The commercialization agreement replaces the existing promotion agreement, and we will pay no additional sales milestones to Depomed as was required under the prior promotion agreement. Under the commercialization agreement, we have certain reduced minimum marketing expenditures and sales force promotion obligations during the term of the agreement until such time as a generic to Glumetza enters the market. We are responsible for 70% of the future out-of-pocket costs related to the existing patent infringement lawsuits against Lupin Limited and its wholly owned subsidiary, Lupin Pharmaceutical, Inc., collectively Lupin, and Sun Pharma Global FZE, Sun Pharmaceutical Industries Ltd. and Sun Pharmaceutical Industries Inc., collectively Sun.

License Agreement with Cosmo

Under our license agreement, stock issuance agreement and registration rights agreement with Cosmo entered into in December 2008, Cosmo is entitled to receive up to a total of $6.0 million in clinical and regulatory milestones remaining under the agreements for the initial indications for the licensed products, including $4.0 million upon FDA acceptance of the NDA for Uceris, up to $6.0 million in clinical and regulatory milestones for a second indication for rifamycin SV MMX and up to $57.5 million in commercial milestones. The milestones may be paid in cash or through issuance of additional shares of our common stock, at Cosmo’s option, subject to certain limitations. We will be required to pay tiered royalties to Cosmo ranging from 12% to 14% on net sales of any licensed products we sell. Such royalties are subject to reduction in certain circumstances, including in the event of market launch in the U.S. of a generic version of a licensed product. We are responsible for one-half of the total out-of-pocket costs associated with the Uceris phase III clinical program associated with obtaining regulatory approval and for all of the out-of-pocket costs for the ongoing rifamycin SV MMX phase III U.S. registration study and the planned Uceris phase IIIb multicenter clinical study. In the event that additional clinical work is required to obtain U.S. regulatory approval for either of the licensed products, the parties will agree on cost sharing.

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

License Agreement and Supply Agreement with Pharming

Under our license agreement with Pharming entered into in September 2010, we are required to pay a $5.0 million milestone to Pharming upon FDA acceptance of a biologics license application for Rhucin. We may also be required to pay Pharming additional success-based clinical and commercial milestones totaling up to an aggregate of $30 million, including a $10 million milestone payable on successful completion of the phase III clinical study, depending upon the achievement of developmental and commercial objectives. In addition, we will be required to pay certain one-time performance milestones if we achieve certain aggregate net sales levels of Rhucin. The amount of each such milestone payment varies upon the level of net sales in a calendar year. The maximum amount of all such payments to Pharming would be $45 million, assuming net sales exceeded $500 million in a calendar year. As consideration for the licenses and rights granted under the license agreement, and as compensation for the commercial supply of Rhucin by Pharming pursuant to our supply agreement, we will pay Pharming a tiered supply price, based on a percentage of net sales of Rhucin, subject to reduction in certain events.

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

Amended License Agreement and Amended Services and Supply Agreement with Biogen

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

In November 2011, we amended our services and supply agreement with Biogen. Under the services and supply agreement, Biogen agreed to sell to us materials manufactured by Biogen for use in the anti-VLA-1 antibody development program. The amendment provides for a revised payment structure for such material. Under the terms of our amended services and supply agreement, there are no fees associated with the storage, delivery or usage of certain material supplied under the agreement, however, upon the achievement of the first regulatory approval as set forth in our amended license agreement, Biogen is entitled to receive a one-time milestone payment of approximately $11.7 million, which is equivalent to the cost of the materials supplied under the services and supply agreement. In the event the amended license agreement is terminated by us or Biogen prior to the achievement of the first regulatory approval as set forth in the amended license agreement, we will be required to pay Biogen a one-time termination fee of $3.0 million.

The following summarizes our long-term contractual obligations as of September 30, 2011, excluding potential clinical, regulatory and commercial milestones and royalty obligations under our agreements which are described above:

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	Thereafter
	(in thousands)
Operating leases	$2,438	$418	$2,020	$—	$—
Long-term debt	10,803	113	10,690	—	—
Other long-term contractual obligations	54	—	54	—	—

Total	$13,295	$531	$12,764	$—	$—

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

Our existing universal shelf registration statement was declared effective in December 2008 and expires in December 2011. The universal shelf registration statement may permit us, from time to time, to offer and sell up to an additional approximately $75.0 million of equity or debt securities. However, there can be no assurance that we will be able to complete any such offerings of securities. Factors influencing the availability of additional financing include the progress of our commercial and development activities, investor perception of our prospects and the general condition of the financial markets, among others.

In July 2006, we entered into our loan agreement with Comerica, which was subsequently amended in July 2008, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $25.0 million. In December 2008, we drew down $10.0 million under the loan agreement. The revolving loan bears interest at a variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” plus 0.50%, which as of September 30, 2011 was 3.75%. Interest payments on advances made under the loan agreement are due and payable in arrears on the first calendar day of each month during the term of the loan agreement. On August 27, 2010, we entered into an amendment with Comerica that extends the maturity date of the revolving line from July 11, 2011 to July 11, 2013. Amounts borrowed under the loan agreement may be repaid and re-borrowed at any time prior to July 11, 2013, and any outstanding principal drawn during the term of the loan facility is due and payable on July 11, 2013. There is a non-refundable unused commitment fee equal to 0.50% per annum on the difference between the amount of the revolving line and the average daily balance outstanding thereunder during the term of the loan agreement, payable quarterly in arrears. The loan agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the loan agreement.

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

In addition, our results of operations could be materially affected by economic conditions generally, both in the U.S. and elsewhere around the world. Continuing concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining residential real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated economic uncertainty. Domestic and international equity markets continue to experience heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on us. In the event of a continuing market downturn, our results of operations could be adversely affected by those factors in many negative ways, including making it more difficult for us to raise funds if necessary, and our stock price may further decline. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. Given the current instability of financial institutions, we cannot be assured that we will not experience losses on these deposits.

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

As of September 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Caution on Forward-Looking Statements

Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance that are not historical facts are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to generate revenues from Glumetza® (metformin hydrochloride extended release tablets) and Cycloset® (bromocriptine mesylate) tablets, our currently promoted commercial products; our ability to ensure continued supply of our commercial products; our ability to successfully advance the development of, obtain regulatory approval for and ultimately commercialize, our development-stage products—Uceris™ (budesonide) tablets, Rhucin® (recombinant human C1 inhibitor), rifamycin SV MMX, and SAN-300 (anti-VLA-1 antibody); our ability to maintain patent protection for our products, including the difficulty in predicting the timing and outcome of the Glumetza, Zegerid® and Zegerid OTC® patent litigation; our ability to achieve continued progress under our strategic alliances, including our over-the-counter license agreement with Schering-Plough HealthCare Products, Inc., a subsidiary of Merck & Co., Inc., our license agreement with Glaxo Group Limited, an affiliate of GlaxoSmithKline plc, and our license agreement with Norgine B.V., and the potential for early termination of, or reduced payments under, these agreements; our ability to continue to generate revenues from our branded and authorized generic Zegerid (omeprazole/sodium bicarbonate) prescription products and the impact on our business and financial condition of the ongoing generic competition for our Zegerid products; adverse side effects, inadequate therapeutic efficacy or other issues related to our products or products we promote that could result in product recalls, market withdrawals or product liability claims; competition from other pharmaceutical or biotechnology companies and evolving market dynamics; our ability to further diversify our sources of revenue and product portfolio; other difficulties or delays relating to the development, testing, manufacturing and marketing of, and obtaining and maintaining regulatory approvals for, our and our strategic partners’ products; fluctuations in quarterly and annual results; our ability to obtain additional financing as needed to support our operations or future product acquisitions; the impact of healthcare reform legislation and the recent turmoil in the financial markets; and other risks detailed below under Part II — Item 1A — Risk Factors.

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

Under the terms of our loan agreement with Comerica Bank, or Comerica, the interest rate applicable to any amounts borrowed by us under the credit facility will be, at our election, indexed to either Comerica’s prime rate or the LIBOR rate. If we elect Comerica’s prime rate for all or any portion of our borrowings, the interest rate will be variable, which would expose us to the risk of increased interest expense if interest rates rise. If we elect the LIBOR rate for all or any portion of our borrowings, such LIBOR rate will remain fixed only for a specified, limited period of time after the date of our election, after which we will be required to repay the borrowed amount, or elect a new interest rate indexed to either Comerica’s prime rate or the LIBOR rate. The new rate may be higher than the earlier interest rate applicable under the loan agreement. As of September 30, 2011, the balance outstanding under the credit facility was $10.0 million, and we had elected the “prime rate” plus 0.50% interest rate option, which was 3.75% as of September 30, 2011. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 10% increase or decrease in the interest rate under the loan agreement would not materially affect our interest expense at our current level of borrowing.

In addition to market risk related to our loan agreement with Comerica, we are exposed to market risk primarily in the area of changes in U.S. interest rates and conditions in the credit markets, particularly because the majority of our investments are in short-term marketable securities. We do not have any material foreign currency or other derivative financial instruments. Our short-term investment securities have consisted of corporate debt securities, government agency securities and U.S. Treasury securities which are classified as available-for-sale and therefore reported on the consolidated balance sheets at estimated market value.

Our results of operations could be materially affected by economic conditions generally, both in the U.S. and elsewhere around the world. Continuing concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining residential real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated economic uncertainty. Domestic and international equity markets continue to experience heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on us. In the event of a continuing market downturn, our results of operations could be adversely affected by those factors in many negative ways, including making it more difficult for us to raise funds if necessary, and our stock price may further decline. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. Given the current instability of financial institutions, we cannot be assured that we will not experience losses on these deposits.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Glumetza® Patent Litigation

In November 2009, Depomed, Inc., or Depomed, filed a lawsuit in the United States District Court for the Northern District of California against Lupin Limited and its wholly owned subsidiary, Lupin Pharmaceutical, Inc., collectively referred to herein as Lupin, for infringement of the following patents listed in the Orange Book for Glumetza: U.S. Patent Nos. 6,340,475; 6,635,280; and 6,488,962. The lawsuit was filed in response to an abbreviated new drug application, or ANDA, and paragraph IV certification filed with the U.S. Food and Drug Administration, or FDA, by Lupin regarding Lupin’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the asserted patents. Depomed commenced the lawsuit within the requisite 45 day time period, resulting in an FDA stay on the approval of Lupin’s proposed products for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in May 2012. Lupin has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, and has also filed counterclaims. A hearing for claim construction, or Markman hearing, was held in January 2011. Following the hearing, the court principally adopted the patent term constructions Depomed proposed. The discovery phase of the lawsuit is continuing, and a trial date has been scheduled in August 2012.

In June 2011, Depomed filed a lawsuit in the United States District Court for the Northern District of New Jersey against Sun Pharma Global FZE, Sun Pharmaceutical Industries Ltd. and Sun Pharmaceutical Industries Inc., collectively referred to herein as Sun, for infringement of the patents listed in the Orange Book for Glumetza (U.S. Patent Nos. 6,723,340; 6,635,280; 6,488,962; 6,340,475; and 7,780,987), as well as U.S. Patent No. 7,736,667. The lawsuit was filed in response to an ANDA and paragraph IV certification filed with the FDA by Sun regarding Sun’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the asserted patents. Depomed commenced the lawsuit within the requisite 45 day time period, resulting in an FDA stay on the approval of Sun’s proposed products for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in November 2013. Sun has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, and has also filed counterclaims. Briefing for the Markman hearing is scheduled for the first half of 2012, and a trial date has not yet been scheduled.

Under the terms of our commercialization agreement with Depomed, Depomed will continue to manage the ongoing patent infringement lawsuits against Sun and Lupin, subject to certain consent rights in favor of us, including with regard to any proposed settlements. We will reimburse Depomed for 70% of its future out-of-pocket costs, and Depomed will reimburse us for 30% of our future out-of-pocket costs, related to the existing infringement cases. Although Depomed has indicated that it intends to vigorously defend and enforce its patent rights, we are not able to predict the timing or outcome of these actions. At this time we are unable to estimate possible losses or ranges of losses for these actions.

Any adverse outcome in the litigation described above would adversely impact our business and revenues. Regardless of how these litigation matters are ultimately resolved, the litigation will continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on our business.

Zegerid® and Zegerid OTC® Patent Litigation

In April 2010, the U.S. District Court for the District of Delaware ruled that five patents covering Zegerid Capsules and Zegerid Powder for Oral Suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772) were invalid due to obviousness. These patents were the subject of lawsuits we filed in 2007 in response to ANDAs filed by Par Pharmaceutical, Inc., or Par, with the FDA. In May 2010, we filed an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. Oral arguments in the appeal were held on May 2, 2011, and we expect a decision on the appeal in the second half of 2011, although the decision could be issued later than we expect. Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the timing or outcome of the appeal.

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

Regardless of how these litigation matters are ultimately resolved, the litigation has been and will continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on our business. At this time we are unable to estimate possible losses or ranges of losses for these matters.

Wage and Hour Putative Class Action Litigation

In December 2010, a complaint styled as a putative class action was filed against us in the U.S. District Court for the Southern District of New York by a person employed at the time by us as a sales representative and on behalf of a class of similarly situated current and former employees. The complaint seeks damages for alleged violations of the New York Labor Law 650 §§ et seq. and the federal Fair Labor Standards Act. The alleged violations include failure to pay for overtime work. The complaint seeks an unspecified amount for unpaid wages and overtime wages, liquidated and/or punitive damages, attorneys’ fees and other damages. We deny all claims asserted in the complaint. In April 2011, we filed a motion to transfer the case to the United States District Court for the Southern District of California. In August 2011, our motion to transfer was denied, and the action will proceed in the New York district court. Over the last few years, similar class action lawsuits have been filed against other pharmaceutical companies alleging that the companies’ sales representatives have been misclassified as exempt employees under the federal Fair Labor Standards Act and applicable state laws. At this time, we are unable to estimate possible losses or ranges of losses for this action. There have been varying outcomes in these cases to date, and it is too early to predict an outcome in our matter at this time.

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

•

our ability to successfully advance the development of, obtain regulatory approval for and ultimately commercialize, our development products: Uceris ™ (budesonide) tablets, Rhucin® (recombinant human C1 inhibitor), rifamycin SV MMX and SAN-300;

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

Our ability to generate product revenue in the near term will depend primarily on the success of Glumetza and Cycloset. The commercial success of Glumetza and Cycloset will depend on several factors, including:

•	our ability to generate and increase market demand for, and sales of, Glumetza;

•	our ability to mitigate the impact of a prior recall and supply interruption of Glumetza 500 mg, which resulted in the unavailability of this dosage strength from June 2010 through early January 2011;

•	our ability to manage full operational responsibilities for Glumetza which are being transitioned to us in connection with the commercialization agreement that we signed in August 2011;

•	our ability to successfully generate demand for, and sales of, Cycloset, which we launched in November 2010 and have limited experience promoting;

•	the ability to maintain patent coverage for Glumetza and Cycloset, including whether a favorable outcome is obtained in the pending patent infringement lawsuits relating to Glumetza;

•

the performance of third-party manufacturers and their ability to maintain commercial manufacturing operations in accordance with regulatory and quality requirements and as necessary to meet commercial demand for the products and avoid supply interruptions;

•

our ability to accurately forecast manufacturing requirements and manage production and inventory levels for Cycloset during the launch period and thereafter and in light of the product’s limited expiry dating;

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

We promote the Glumetza products under a commercialization agreement that we entered into with Depomed, Inc., or Depomed, and we promote the Cycloset products under a distribution and license agreement that we entered into with S2 Therapeutics, Inc., or S2, and VeroScience, LLC, or VeroScience. Our ability to successfully commercialize the Glumetza and Cycloset products is also subject to risks associated with these agreements, including the potential for termination of the agreements, our reliance on Depomed and VeroScience for patent protection for the products and, for Cycloset, our reliance on VeroScience to maintain regulatory responsibility.

We cannot be certain that our marketing of the Glumetza and Cycloset products will result in increased demand for, and sales of, those products. In addition, we recently announced that we have engaged Ventiv Commercial Services, LLC, d/b/a inVentiv Commercial Services, LLC, or inVentiv, to supplement our sales efforts by providing 40 contract sales representatives. We will incur significant costs to fund inVentiv’s sales efforts, and we cannot be sure that the added efforts of the contract sales force to increase Glumetza and Cycloset prescriptions will offset our expenses. If we fail to successfully commercialize these products, we may be unable to generate sufficient revenues to grow our business, and our business, financial condition and results of operations would be adversely affected.

Our development-stage products will require significant development activities and ultimately may not be approved by the FDA, and any failure or delays associated with these activities or the FDA’s approval of such products would increase our costs and time to market.

We will not be permitted to market Uceris, Rhucin, rifamycin SV MMX and SAN-300 or any other development products for which we may acquire rights in the U.S. until we complete all necessary development activities and obtain regulatory approval from the FDA.

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

Failure can occur at any stage of clinical testing. The clinical study process may fail to demonstrate that our products are safe for humans or effective for their intended uses. Our clinical tests must comply with FDA and other applicable U.S. and foreign regulations, including a requirement that they be conducted in accordance with good clinical practices. We may encounter delays based on our inability to timely enroll enough patients to complete our clinical studies. We may suffer significant setbacks in advanced clinical studies, even after showing promising results in earlier studies. Based on results at any stage of clinical studies, we may decide to discontinue development of a product candidate. We or the FDA may suspend clinical studies at any time if the patients participating in the studies are exposed to unacceptable health risks or if the FDA finds deficiencies in our applications to conduct the clinical studies or in the conduct of our studies.

Regulatory approval of an NDA or a BLA is difficult, time-consuming and expensive to obtain. The number and types of preclinical studies and clinical trials that will be required for NDA or BLA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to target and the regulations applicable to any particular product candidate. Despite the time and expense associated with preclinical and clinical studies, failure can occur at any stage, and we could encounter problems that cause us to repeat or perform additional preclinical studies, CMC studies or clinical studies. The FDA and similar foreign authorities could delay, limit or deny approval of a product candidate for many reasons, including because they:

•	may not deem a product candidate to be adequately safe and effective;

•	may not find the data from preclinical studies, CMC studies and clinical studies to be sufficient to support a claim of safety and efficacy;

•	may interpret data from preclinical studies, CMC studies and clinical studies significantly differently than we do;

•	may not approve the manufacturing processes or facilities utilized for our development activities or our proposed commercial manufacturing operations;

•	may conclude that we have not sufficiently demonstrated long-term stability of the formulation for which we are seeking marketing approval;

•	may change approval policies (including with respect to our development products’ class of drugs) or adopt new regulations; or

•	may not accept a submission due to, among other reasons, the content or formatting of the submission.

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

In addition to the general development and regulatory risks described above, each of our development products is subject to the following additional risks:

Uceris (budesonide)

Uceris is being studied for the treatment of ulcerative colitis in a phase III clinical program pursuant to our strategic collaboration with Cosmo Technologies Limited, or Cosmo. We have announced statistically significant top-line results from the U.S. and European phase III clinical studies, both of which are intended to support U.S. regulatory approval. Additionally, we announced top-line safety data from a 12-month, double-blind, extended use study. We plan to submit an NDA for Uceris to the FDA by the end of 2011.

Although the top-line results in the U.S. and European phase III studies showed that Uceris 9 mg taken once daily met the primary endpoint of superiority to placebo in achieving clinical remission as measured by the ulcerative colitis disease activity index score after eight weeks of treatment, we cannot be sure that the FDA will concur with our clinical interpretation of the results, our statistical analysis plan (including our definition of the intent-to-treat population) or the conduct of the studies. It is also possible that the extended use study, which evaluated Uceris 6 mg, will not provide adequate data to support approval of Uceris 9 mg and that an additional study with the 9 mg dose might be required.

In connection with the ongoing development and potential future commercialization of Uceris, we are also planning to initiate a phase IIIb multicenter, randomized, double-blind placebo-controlled clinical study to evaluate Uceris 9 mg as an add-on therapy to current oral 5-ASA drugs, such as Asacol® or Lialda®, for induction of remission of active ulcerative colitis. We expect to initiate this clinical study in late 2011 or early 2012 and expect to enroll approximately 500 patients at clinical sites in the U.S., Canada and Europe. We may not be able to initiate or complete this trial as expected, and we cannot be certain that the results of the trial will be positive.

Once we submit our NDA, the FDA may refuse to accept the NDA for filing. Alternatively, the FDA may accept the NDA for filing but may ultimately conclude that we have not demonstrated sufficient safety or efficacy to approve an NDA filing for this development product or may require additional clinical studies or other development programs before approving Uceris. The costs of any additional clinical studies and development programs could be significant, and we may not have sufficient resources to complete any additional development requirements in a prompt manner or at all.

In addition, we anticipate that we will be filing our NDA for Uceris as a section 505(b)(2) NDA, referencing pre-clinical data generated for Entocort® EC (budesonide). As a result, we will be required to certify with regard to any unexpired patents listed in the Orange Book for Entocort EC that Uceris does not infringe such patents or that the patents are invalid. Based on current Orange Book listings, we anticipate there will be one unexpired patent listed for Entocort EC at the time we submit our NDA for Uceris. Although we believe that we have meritorious non-infringement and/or invalidity positions with regard to such patent, it is possible that following our certification, the NDA and patent holder for Entocort EC could elect to file suit against us, which in turn could result in a delay of approval for up to 30 months or longer. The outcome of any such litigation could be uncertain and defending such litigation could be expensive, time-consuming and distracting to management.

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

In late March 2011, we and Pharming met with the FDA to discuss the FDA refusal to file letter and to gain further clarification on the protocol for the ongoing study. Based on input from the FDA, as well as our and Pharming’s review of the FDA meeting minutes, we and Pharming submitted an amendment to the protocol for the study. In August 2011, we and Pharming reached an agreement with the FDA on the protocol for the study through the Special Protocol Assessment, or SPA, process, which included an increase of the number of patients to approximately 75 and a modification of the manner in which the primary endpoint will be assessed. We still plan to include in the study an open-label extension to further evaluate the efficacy, safety and immunogenicity of Rhucin at 50 U/kg for the repeated treatment of acute HAE attacks.

The companies currently expect that the phase III study will be completed by the third quarter of 2012. However, the timing estimate is dependent on the rate of enrollment, as well as other general risks associated with the conduct of the study.

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

In addition, Pharming has initiated a phase II proof of concept study to evaluate recombinant human C1 inhibitor for the treatment of antibody mediated rejection, or AMR, in renal transplant patients. Given that this study is a proof of concept study, there is no assurance that recombinant human C1 inhibitor will be safe or effective for this particular indication. We cannot be certain that the clinical testing will be timely or successful, and there are many significant risks for this development program.

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

Rifamycin SV MMX

In June 2010, we initiated a phase III clinical study evaluating rifamycin SV MMX in patients with travelers’ diarrhea pursuant to our strategic collaboration with Cosmo, and we anticipate that the study will be completed in the second half of 2012. Our ongoing phase III clinical study is being conducted in Mexico and Guatemala, and to date, enrollment has been slower than anticipated due to a variety of circumstances, including a decrease in tourism and student travel in these countries. Cosmo’s European partner Dr. Falk Pharma GmbH, or Dr. Falk, initiated its phase III clinical study in October 2010. Given the delays in enrollment, among other potential risks, we cannot be certain that we and Dr. Falk will be able to complete our respective planned studies in a timely and successful manner.

SAN-300 (anti-VLA-1antibody)

We have acquired the exclusive worldwide rights to a humanized anti-VLA-1 monoclonal antibody, or mAb, development program, through the acquisition of Covella Pharmaceuticals, Inc., or Covella, and a related license agreement with Biogen Idec MA Inc., or Biogen. SAN-300, our anti-VLA-1 mAb, is an inhibitor of VLA-1, also known as a1ß1 integrin, and has shown activity in multiple preclinical models of inflammatory and autoimmune diseases. We initially expect to develop SAN-300 for the treatment of rheumatoid arthritis, or RA. We initiated a single-dose, dose-escalation phase I clinical study in March 2011, which study we expect to be completed in the first half of 2012.

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

We entered into a commercialization agreement with Depomed in August 2011 pursuant to which we now have responsibility for manufacturing, distribution, pharmacovigilance and regulatory affairs. However, similar recall and supply interruptions may occur again in the future and may affect our Glumetza products or other products. Any further recall or supply interruption could result in damage to our reputation and product liability claims.

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

As an integral component of our clinical development programs, we engage clinical investigators and clinical research organizations, or CROs, to enroll patients and conduct and manage our clinical studies, including CROs located both within and outside the U.S. In addition, it is anticipated that U.S. regulatory approval for each of the Uceris, Rhucin and rifamycin SV MMX development products will be supported in part by clinical studies being conducted by our strategic partners in connection with CROs or other third parties. As a result, many key aspects of this process have been and will be out of our direct control and are impacted by general conditions both within and outside the U.S. If the CROs and other third parties that we rely on for patient enrollment and other portions of our clinical studies fail to perform the clinical studies in a timely and satisfactory manner and in compliance with applicable U.S. and foreign regulations, including the FDA’s regulations relating to good clinical practices, we could face significant delays in completing our clinical studies or we may be unable to rely in the future on the clinical data generated. If these CROs or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our patient enrollment criteria, our clinical protocols, regulatory requirements or for other reasons, our clinical studies may be extended, delayed or terminated, we may be required to repeat one or more of our clinical studies and we may be unable to obtain or maintain regulatory approval for or successfully commercialize our products.

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

In late June 2010, under our distribution and supply agreement with Prasco LLC, or Prasco, and as a result of Par’s decision to launch its generic version of our Zegerid Capsules prescription product, Prasco commenced shipments of our authorized generic of prescription Zegerid Capsules in the U.S., and we ceased our commercial promotion of Zegerid prescription products. Under our distribution and supply agreement, Prasco pays us a specified invoice supply price and a percentage of the gross margin on sales of the authorized generic products. However, the amounts we receive from Prasco under this agreement are significantly less than the gross margin we previously recognized on sales of Zegerid prescription products. Furthermore, due to the availability of Par’s generic product, Prasco’s authorized generics’ market share is smaller than the previous market share for our Zegerid prescription products.

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

We will need to overcome significant challenges in order to realize any benefits or synergies from these transactions. These challenges include the timely, efficient and successful execution of a number of tasks, including the following:

•	integrating Cycloset into our existing operations and managing the on-going manufacturing and commercial activities associated with this product;

•

mitigating the impact of a prior recall and supply interruption of Glumetza 500 mg, which resulted in the unavailability of this dosage strength from June 2010 through early January 2011, and assuming full operational responsibilities for this product going forward;

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

In addition, various companies are developing new products that may compete with the Glumetza products in the future. For example, Depomed has licensed rights to use its extended-release technology in combination with sitagliptin, the active ingredient in Merck’s Januvia® product, and with canagliflozin, a sodium-glucose transporter-2, or SGLT2, compound being developed by Janssen. Depomed has also licensed rights to use its extended-release metformin technology to Boehringer Ingelheim for use with certain of its proprietary compounds. The Glumetza prescription products are also the subject of two pending ANDAs and related patent infringement litigation. If the litigation is resolved unfavorably to our licensor, Depomed, we may face competition from generic versions of 500 mg and 1000 mg dosage strengths of Glumetza prior to patent expiry.

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

We or our strategic partners may also face competition for our products from lower-priced products from foreign countries that have placed price controls on pharmaceutical products. Proposed federal legislative changes may expand consumers’ ability to import lower-priced versions of our products and competing products from Canada and other developed countries. Further, several states and local governments have implemented importation schemes for their citizens and, in the absence of federal action to curtail such activities, we expect other states and local governments to launch importation efforts. The importation of foreign products that compete with our own products could negatively impact our business and prospects.

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

We have limited control over our third-party manufacturers and strategic partners, including with respect to regulatory compliance and quality assurance matters. Any delay or interruption of supply related to a failure to comply with regulatory or other requirements, or in connection with transfer of manufacturing activities to alternate facilities, would limit our ability to sell our products. Any manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims. With respect to any future products under development, if the FDA finds significant issues with any of our manufacturers during the pre-approval inspection process, the approval of those products could be delayed while the manufacturer addresses the FDA’s concerns, or we may be required to identify and obtain the FDA’s approval of a new supplier. This could result in significant delays before manufacturing of our products can begin, which in turn would delay commercialization of our products. In addition, the importation of pharmaceutical products into the U.S. is subject to regulation by the FDA, and the FDA can refuse to allow an imported product into the U.S. if it is not satisfied that the product complies with applicable laws or regulations.

In connection with the license of rights to Cycloset, we assumed a manufacturing services agreement with Patheon, Inc., or Patheon, and, accordingly, we rely on a Patheon facility located in Ohio as the sole third-party manufacturer for Cycloset.

For Glumetza 500 mg, we assumed from Depomed a commercial manufacturing agreement with Patheon, and, accordingly, we rely on a Patheon facility located in Puerto Rico to manufacture Glumetza 500 mg. We are in the process of moving the Glumetza 500 mg manufacturing to an alternate Patheon facility also located in Puerto Rico. We currently rely on Depomed to oversee product manufacturing and supply of Glumetza 1000 mg but we will also ultimately assume these obligations from Depomed. In turn, Depomed relies on a Valeant Pharmaceuticals International, Inc. facility located in Canada to manufacture Glumetza 1000 mg.

For our Zegerid Capsules prescription product, we currently rely on Norwich Pharmaceuticals, Inc., located in New York, as the sole third-party manufacturer of the brand and related authorized generic product. In addition, we rely on a Patheon facility located in Canada for the supply of Zegerid Powder for Oral Suspension.

For our Uceris and rifamycin SV MMX development-stage products, we rely on Cosmo, located in Italy, to manufacture and supply all of our drug product requirements.

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

Following receipt of regulatory approval, any products that we market continue to be subject to extensive regulation. These regulations impact many aspects of our operations, including the manufacture, labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion and record keeping related to the products. The FDA also frequently requires post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products. For example, in connection with the approval of our NDAs for Zegerid Powder for Oral Suspension, we committed to commence clinical studies to evaluate the product in pediatric populations in 2005. We have not yet commenced any of the studies and have requested a waiver of this requirement from the FDA. We received an initial response from the FDA waiving certain of the requirements and plan to seek further clarification. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, disgorgement of money, operating restrictions and criminal prosecution.

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

The Patient Protection and Affordable Care Act, enacted in 2010, imposes new reporting and disclosure requirements for pharmaceutical and device manufacturers with regard to payments or other transfers of value, including samples, made to physicians and teaching hospitals. We will need to start capturing such data starting in 2012, with reporting requirements effective in 2013. In addition, pharmaceutical and device manufacturers will also be required to report and disclose investment interests held by physicians and their immediate family members during the preceding calendar year. There is some uncertainty as to the exact extent of the requirements and definitive guidance has not yet been provided by the government. Failure to submit required information may result in civil monetary penalties for payments, transfers of value or ownership or investment interests not reported in an annual submission.

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

We are a small company and, as of September 30, 2011, had 229 employees. As a result of Par’s decision to launch a generic version of our Zegerid Capsules prescription product, in late June 2010, we determined to cease promotion of our Zegerid prescription products, launch an authorized generic version of our Zegerid Capsules prescription product and announced a corporate restructuring, including a significant workforce reduction in our commercial organization and other selected operations.

Our success depends on our continued ability to retain and motivate highly qualified management, clinical, regulatory, manufacturing, product development, business development and sales and marketing personnel. We may not be able to recruit and retain qualified personnel in the future, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results.

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

We have licensed the primary patent rights for each of our products and development-stage products. Although we consult with our strategic partners and licensors concerning our licensed patent rights, in most cases those partners remain primarily responsible for prosecution activities. We cannot control the amount or timing of resources that our strategic partners and licensors devote to these activities. As a result of this lack of control and general uncertainties in the patent prosecution process, we cannot be sure that any additional patents will ever be issued or that the issued patents will be properly maintained. In addition, we are subject to the risk that one or more of our licenses could be terminated and any loss of our license rights would negatively impact our ability to develop, manufacture and commercialize our products and development-stage products.

Glumetza and Pending Patent Litigation

We have exclusive rights to manufacture and commercialize the Glumetza products in the U.S., including its territories and possessions and Puerto Rico, under our commercialization agreement with Depomed. Currently, there are four issued U.S. patents that are owned or licensed by Depomed that we believe provide coverage for the Glumetza 500 mg dose product (U.S. Patent Nos. 6,340,475; 6,635,280; 6,488,962; and 6,723,340), with expiration dates in 2016, 2020 and 2021. There are two issued U.S. patents that are owned or licensed by Depomed that we believe provide coverage for the Glumetza 1000 mg dose product (U.S. Patent Nos. 6,488,962 and 7,780,987), with expiration dates in 2020 and 2025.

Depomed, Inc. – Glumetza Patent Litigation

In November 2009, Depomed filed a lawsuit in the United States District Court for the Northern District of California

against Lupin Limited and its wholly owned subsidiary, Lupin Pharmaceutical, Inc., collectively referred to herein as Lupin, for infringement of the following patents listed in the Orange Book for Glumetza: U.S. Patent Nos. 6,340,475; 6,635,280; and 6,488,962. The lawsuit was filed in response to an ANDA and paragraph IV certification filed with the FDA by Lupin regarding Lupin’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the asserted patents. Depomed commenced the lawsuit within the requisite 45 day time period, resulting in an FDA stay on the approval of Lupin’s proposed products for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in May 2012. Lupin has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, and has also filed counterclaims. A hearing for claim construction, or Markman hearing, was held in January 2011. Following the hearing, the court principally adopted the patent term constructions Depomed proposed. The discovery phase of the lawsuit is continuing, and a trial date has been scheduled in August 2012.

In June 2011, Depomed filed a lawsuit in the United States District Court for the Northern District of New Jersey against Sun Pharma Global FZE, Sun Pharmaceutical Industries Ltd. and Sun Pharmaceutical Industries Inc., collectively referred to herein as Sun, for infringement of the patents listed in the Orange Book for Glumetza (U.S. Patent Nos. 6,723,340; 6,635,280; 6,488,962; 6,340,475; and 7,780,987), as well as U.S. Patent No. 7,736,667. The lawsuit was filed in response to an ANDA and paragraph IV certification filed with the FDA by Sun regarding Sun’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the asserted patents. Depomed commenced the lawsuit within the requisite 45 day time period, resulting in an FDA stay on the approval of Sun’s proposed products for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in November 2013. Sun has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, and has also filed counterclaims. Briefing for the Markman hearing is scheduled for the first half of 2012, and a trial date has not yet been scheduled.

Under the terms of our commercialization agreement with Depomed, Depomed will continue to manage the ongoing patent infringement lawsuits against Sun and Lupin, subject to certain consent rights in favor of us, including with regard to any proposed settlements. We are responsible for 70% of the future out-of-pocket costs, and Depomed is responsible for 30% of the future out-of-pocket costs, related to the existing infringement cases. Although Depomed has indicated that it intends to vigorously defend and enforce its patent rights, we are not able to predict the timing or outcome of these actions. At this time we are unable to estimate possible losses or ranges of losses for these actions.

Any adverse outcome in the litigation described above would adversely impact our business and revenues. Regardless of how these litigation matters are ultimately resolved, the litigation will continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on our business.

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

Uceris

We have exclusive rights to develop and commercialize the Uceris development-stage product in the U.S. under our strategic collaboration with Cosmo. Currently, there are three issued U.S. patents that are owned by Cosmo and licensed to us that we believe provide coverage for Uceris (U.S. Patent Nos. 7,431,943, 7,410,651 and 8,029,823), each of which expires in 2020.

Rhucin

We have exclusive rights to develop and commercialize the Rhucin development-stage product in the U.S., Canada and Mexico under our license and supply agreements with Pharming. Currently, there are two issued U.S. patents that are owned by Pharming and licensed to us that we believe provide coverage for Rhucin (U.S. Patent Nos. 7,067,713 and 7,544,853), which expire in 2022 and 2024. In addition, we believe Rhucin, as a biological product, is entitled under current legislation to a period of 12 years of regulatory exclusivity in the U.S.

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

SAN-300

We acquired worldwide rights to develop and commercialize the SAN-300 development-stage product in connection with our acquisition of Covella. Currently, there are five issued U.S. patents that are owned by Biogen and licensed to us that we believe provide coverage for SAN-300 (U.S. Patent Nos. 7,358,054; 7,462,353; 6,955,810; 7,723,073; and 7,910,099), which expire in 2020 and 2022. In addition, we believe SAN-300, as a biological product, is entitled under current legislation to a period of 12 years of regulatory exclusivity in the U.S.

Zegerid, Related PPI Technology and Pending Patent Litigation

We have entered into an exclusive, worldwide license agreement with the University of Missouri for patents and pending patent applications relating to specific formulations of PPIs with antacids and other buffering agents and methods of using these formulations. Currently, there are six issued U.S. patents that have provided coverage for our Zegerid products (U.S. Patent Nos. 5,840,737; 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772), all of which are subject to the University of Missouri license agreement. Five of these patents were asserted in our patent litigation against Par and were found to be invalid by ruling of the U.S. District Court for the District of Delaware, which ruling is being appealed, as further described below. In addition to the issued U.S. patent coverage described above, several international patents have been issued.

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

Regardless of how these litigation matters are ultimately resolved, the litigation has been and will continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on our business. At this time we are unable to estimate possible losses or ranges of losses for these matters.

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

The extent of our future operating losses and our ability to sustain profitability are highly uncertain. We have been engaged in developing and commercializing drugs and have generated significant operating losses since our inception in December 1996. Our commercial activities and continued product development and clinical activities will require significant expenditures. For the nine months ended September 30, 2011, we recognized $76.2 million in total revenues, and, as of September 30, 2011, we had an accumulated deficit of $306.1 million.

We may incur additional operating losses and capital expenditures as we support the continued marketing of the Glumetza and Cycloset products and the development of our Uceris, Rhucin, rifamycin SV MMX and SAN-300 development products and any other products or development products that we acquire or in-license.

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

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the commercial success of, and demand for, currently marketed products, as well as the success and costs of our development programs are uncertain and therefore our future prospects are uncertain. The level of our revenues and results of operations at any given time will be based primarily on the following factors:

•	commercial success of the Glumetza and Cycloset prescription products;

•	results of clinical studies and other development programs, including the ongoing and planned clinical programs for the Uceris, Rhucin, rifamycin SV MMX and SAN-300 development products;

•	our ability to obtain regulatory approval for our development products and any future products we develop or in-license;

•	potential to receive revenue from Zegerid brand and authorized generic products;

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

Our existing universal shelf registration statement was declared effective in December 2008 and expires in December 2011. The shelf registration statement may permit us, from time to time, to offer and sell up to approximately $75.0 million of equity or debt securities. However, there can be no assurance that we will be able to complete any such offerings of securities. Factors influencing the availability of additional financing include the progress of our commercial and development activities, investor perception of our prospects and the general condition of the financial markets, among others.

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

These factors, combined with volatile oil prices, declining business and consumer confidence and continued unemployment concerns, have precipitated economic uncertainty. Domestic and international equity markets continue to experience heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on us. In the event of a continuing market downturn, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may decline. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. Given the current instability of financial institutions, we cannot be assured that we will not experience losses on these deposits.

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

The market prices for securities of specialty biopharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. For example, during the year ended December 31, 2010, the trading prices for our common stock ranged from a high of $5.67 to a low of $2.09, and on September 30, 2011, the closing trading price for our common stock was $2.79. In addition, we have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Furthermore, our loan agreement with Comerica prohibits us from paying dividends. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment.

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

•	announcements concerning any recalls or supply interruptions caused by manufacturing issues or otherwise;

•	developments, including announcements concerning progress, delays or terminations, pursuant to our strategic alliances with Merck, GSK and Norgine;

•	announcements made by our strategic partners concerning their business or the products they develop or promote;

•	other disputes or developments concerning proprietary rights, including patents and trade secrets, litigation matters, and our ability to patent or otherwise protect our products and technologies;

•	conditions or trends in the pharmaceutical and biotechnology industries, including the impact of healthcare reform;

•	fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	changes in, or our failure to meet or exceed, investors’ and securities analysts’ expectations;

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

•	economic and political factors, including sovereign debt uncertainty, wars, terrorism and political unrest.

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

In December 2010, a complaint styled as a putative class action was filed against us in the U.S. District Court for the Southern District of New York by a person employed at the time by us as a sales representative and on behalf of a class of similarly situated current and former employees. The complaint seeks damages for alleged violations of the New York Labor Law 650 §§ et seq. and the federal Fair Labor Standards Act. The alleged violations include failure to pay for overtime work. The complaint seeks an unspecified amount for unpaid wages and overtime wages, liquidated and/or punitive damages, attorneys’ fees and other damages. We deny all claims asserted in the complaint. In April 2011, we filed a motion to transfer the case to the United States District Court for the Southern District of California. In August 2011, our motion to transfer was denied, and the action will proceed in the New York district court. Over the last few years, similar class action lawsuits have been filed against other pharmaceutical companies alleging that the companies’ sales representatives have been misclassified as exempt employees under the federal Fair Labor Standards Act and applicable state laws. At this time, we are unable to estimate possible losses or ranges of losses for this action. There have been varying outcomes in these cases to date, and it is too early to predict an outcome in our matter at this time. Although we intend to vigorously defend against the litigation filed against us, litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business regardless of the outcome.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Removed and Reserved

Item 5. Other Information

On November 4, 2011, we and our wholly owned subsidiary, Covella Pharmaceuticals, Inc., or Covella, entered into an amendment, or the First Amendment, with Biogen Idec MA Inc., or Biogen Idec, amending the Amended and Restated Services and Supply Agreement, or the Services and Supply Agreement, dated September 10, 2010 among us, Covella and Biogen Idec.

The Services and Supply Agreement was entered into in connection with the License Agreement, dated January 22, 2009 between Covella and Biogen Idec, as amended by the Amendment to License Agreement, dated September 10, 2010, or collectively, the Amended License. Under the terms of the Amended License, Biogen Idec granted Covella an exclusive, worldwide license to patents and certain know-how and other intellectual property owned and controlled by Biogen Idec relating to the anti-VLA-1 antibody development program.

Under the Services and Supply Agreement, Biogen Idec agreed to sell to Covella materials manufactured by Biogen Idec for use in the anti-VLA-1 antibody development program. The First Amendment provides for a revised payment structure for such materials. Pursuant to the First Amendment, there shall be no fee for storage, delivery or usage of certain materials supplied under the Services and Supply Agreement. However, upon Covella’s (or its affiliates’ or sublicensees’) achievement of the first regulatory approval set forth in the Amended License, Biogen Idec shall be entitled to receive a one-time milestone payment equal to $11,742,000, which is equivalent to the cost of the materials supplied under the Services and Supply Agreement. In the event the Amended License is terminated by either Covella or Biogen Idec prior to Covella’s (or its affiliates’ or sublicensees’) achievement of the first regulatory approval set forth in the Amended License, Covella shall be required to pay Biogen Idec a one-time termination fee of $3,000,000.

The foregoing descriptions of the terms of the First Amendment and the Services and Supply Agreement are each qualified in their entirety by reference to the provisions of the First Amendment and the Services and Supply Agreement, respectively, which will be filed as exhibits to Santarus’ Annual Report on Form 10-K for the year ending December 31, 2011.

The foregoing descriptions of the terms of the License Agreement and the Amendment to License Agreement are each qualified in their entirety by reference to the provisions of the License Agreement and Amendment to License Agreement, respectively, which were filed as exhibits 10.8 and 10.9, respectively, to Santarus’ Quarterly Report on Form 10-Q/A for the quarter ending September 30, 2010.

Item 6. Exhibits

Exhibit Number	Description

2.1(1)*	Agreement and Plan of Merger, dated September 10, 2010, among us, SAN Acquisition Corp., Covella Pharmaceuticals, Inc. and Lawrence C. Fritz, as the Stockholder Representative

3.1(2)	Amended and Restated Certificate of Incorporation

3.2(3)	Amended and Restated Bylaws

3.3(4)	Certificate of Designations for Series A Junior Participating Preferred Stock

4.1(4)	Form of Common Stock Certificate

4.2(5)	Amended and Restated Investors’ Rights Agreement, dated April 30, 2003, among us and the parties named therein

4.3(5)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated May 19, 2003, among us and the parties named therein

4.4(5)*	Stock Restriction and Registration Rights Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

4.5(5)	Form of Common Stock Purchase Warrant

4.6(4)	Rights Agreement, dated as of November 12, 2004, between us and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Santarus, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

4.7(6)	First Amendment to Rights Agreement, dated as of April 19, 2006, between us and American Stock Transfer & Trust Company

4.8(7)	Second Amendment to Rights Agreement, dated December 10, 2008, between us and American Stock Transfer & Trust Company

4.9(8)	Warrant to Purchase Shares of Common Stock, dated February 3, 2006, issued by us to Kingsbridge Capital Limited

4.10(8)	Registration Rights Agreement, dated February 3, 2006, between us and Kingsbridge Capital Limited

4.11(9)	Registration Rights Agreement, dated December 10, 2008, between us and Cosmo Technologies Limited

4.12(9)	Amendment No. 1 to Registration Rights Agreement, dated April 23, 2009, between us and Cosmo Technologies Limited

10.1	First Amendment to Sublease, dated August 5, 2011, between us and Avnet, Inc.

10.2+	Commercialization Agreement, dated August 22, 2011, between us and Depomed, Inc.

10.3	Amendment No. 4 to OTC License Agreement, dated September 23, 2011, between us and MSD Consumer Care, Inc. (formerly known as Schering-Plough Healthcare Products, Inc.)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q of Santarus, Inc. for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 9, 2010.
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q of Santarus, Inc. for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 13, 2004.
(3)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on December 5, 2008.
(4)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on November 17, 2004.
(5)	Incorporated by reference to the Registration Statement on Form S-1 of Santarus, Inc. (Registration No. 333-111515), filed with the Securities and Exchange Commission on December 23, 2003, as amended.
(6)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on April 21, 2006.
(7)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2008.
(8)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on February 3, 2006.
(9)	Incorporated by reference to the Registration Statement on Form S-3 of Santarus, Inc. (Registration No. 333-156806), filed with the Securities and Exchange Commission on January 20, 2009, as amended.
*	Santarus, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which portions have been omitted and filed separately with the Securities and Exchange Commission.
+	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

#	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Santarus, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2011

/s/ Debra P. Crawford
Debra P. Crawford,
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)