Form 10-K
period 2011-12-31
SANTARUS INC
filed 2012-03-05
CIK 1172480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 000-50651

SANTARUS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0734433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3721 Valley Centre Drive, Suite 400 San Diego, California	92130
(Address of Principal Executive Offices)	(Zip Code)

(858) 314-5700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	Nasdaq Global Select Market
Series A Junior Participating Preferred Stock Purchase Rights	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $177.5 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on June 30, 2011 of $3.37 per share.*

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 15, 2012 was 61,241,115.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year end December 31, 2011 are incorporated by reference into Part III of this report.

*	Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeded 10% of the registrant’s common stock outstanding at June 30, 2011. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

SANTARUS, INC.

FORM 10-K — ANNUAL REPORT

For the Year Ended December 31, 2011

i

PART I

Forward-Looking Statements

Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance that are not historical facts are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to generate revenues from our currently promoted commercial products; our ability to successfully advance the development of, obtain regulatory approval for and ultimately commercialize, our development-stage products; our ability to ensure continued supply of our commercial products; our ability to maintain patent protection for our products, including the difficulty in predicting the timing and outcome of ongoing patent litigation; our ability to achieve continued progress under our strategic alliances, and the potential for early termination of, or reduced payments under, these agreements; our ability to continue to generate revenues from our branded and authorized generic Zegerid® prescription products and the impact on our business and financial condition of the ongoing generic competition for our Zegerid products; adverse side effects, inadequate therapeutic efficacy or other issues related to our products or products we promote that could result in product recalls, market withdrawals or product liability claims; competition from other pharmaceutical or biotechnology companies and evolving market dynamics; our ability to further diversify our sources of revenue and product portfolio; other difficulties or delays relating to the development, testing, manufacturing and marketing of, and obtaining and maintaining regulatory approvals for, our and our strategic partners’ products; fluctuations in quarterly and annual results; our ability to obtain additional financing as needed to support our operations or future product acquisitions; the impact of healthcare reform legislation and the recent turmoil in the financial markets; and other risks detailed below under Part I — Item 1A — Risk Factors.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Corporate Information

We were incorporated in California in December 1996 and reincorporated in Delaware in July 2002. Our principal executive offices are located at 3721 Valley Centre Drive, Suite 400, San Diego, California 92130 and our telephone number is (858) 314-5700. Our web site address is www.santarus.com. The information contained in, or that can be accessed through, our web site is not part of this report. Unless the context requires otherwise, in this report the terms “Santarus,” “we,” “us” and “our” refer to Santarus, Inc., a Delaware corporation, together with its consolidated subsidiary.

We own or have rights to various trademarks, copyrights and tradenames used in our business, including the following: Santarus®, Zegerid®, Glumetza®, Cycloset®, Fenoglide®, MMX® and MMX Multi-Matrix System® and Rhucin®. We have applied for trademark registration for various other names and logos, such as Uceris™. All other trademarks, service marks or trade names appearing in this report are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners.

Item 1.	Business

We are a specialty biopharmaceutical company focused on acquiring, developing and commercializing proprietary products that address the needs of patients treated by physician specialists. The following table provides an overview of our product portfolio:

Santarus Product Portfolio

Marketed and Approved Products

Glumetza® (metformin hydrochloride extended release tablets) (Rx – U.S.)	Marketed as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes

Cycloset® (bromocriptine mesylate) tablets (Rx – U.S.)	Marketed as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes

Fenoglide® (fenofibrate) tablets (Rx – U.S.)	Marketed as an adjunct to diet to reduce elevated low-density lipoprotein-cholesterol, total cholesterol, triglycerides and apolipoprotein B, and to increase high-density lipoprotein-cholesterol in adults with primary hyperlipidemia or mixed dyslipidemia

Zegerid® (omeprazole/sodium bicarbonate) capsules and powder for oral suspension (Rx – U.S.)	Non-promoted prescription products, approved to treat certain upper GI conditions, including gastroesophageal reflux disease

Development Products

Uceris™ (budesonide) tablets (Rx – U.S.)	NDA accepted for filing by the FDA in February 2012 for the induction of remission of mild to moderate active ulcerative colitis; phase IIIb clinical study for add-on therapy to 5-ASA drugs ongoing

Rhucin® (recombinant human C1 inhibitor) (Rx – U.S., Canada and Mexico)	Phase III clinical study for hereditary angioedema ongoing under FDA special protocol assessment

Rifamycin SV MMX® (Rx – U.S.)	Phase III clinical study in travelers’ diarrhea ongoing

SAN-300 (anti-VLA-1 mAb) (Rx – Worldwide)	Phase I clinical study ongoing

Strategic Alliances

Merck Zegerid OTC® (OTC – U.S.)	Marketed for treatment of frequent heartburn

GlaxoSmithKline Immediate-release Omeprazole products (Rx and OTC – Specified Ex-U.S. countries)	Launched in Mexico, Ecuador, Kenya and Nigeria; regulatory submissions made in certain Latin American, African and Asian countries; preparation of additional regulatory filings ongoing

Currently Marketed and Approved Products

Our commercial organization currently promotes the following products in the U.S. prescription pharmaceutical market:

•

Glumetza (metformin hydrochloride extended release tablets) is available in 500 mg and 1000 mg tablets and is a once-daily, extended-release formulation of metformin that incorporates patented drug delivery technology. Glumetza is indicated as an adjunct to diet and exercise to improve glycemic control in adult patients with type 2 diabetes.

•

Cycloset (bromocriptine mesylate) is available in 0.8 mg tablets and is a novel formulation of bromocriptine, a dopamine receptor agonist that acts on the central nervous system. Cycloset is indicated as an adjunct to diet and exercise to improve glycemic control in adult patients with type 2 diabetes.

•

Fenoglide (fenofibrate) is available in 40 mg and 120 mg tablets and is a proprietary formulation of fenofibrate that incorporates patented drug delivery technology and provides the lowest prescription fenofibrate dose currently available. Fenoglide is indicated as an adjunct to diet to reduce elevated low-density lipoprotein-cholesterol, or LDL-C, total cholesterol, triglycerides and apolipoprotein B, or Apo B, and to increase high-density lipoprotein-cholesterol, or HDL-C, in adult patients with primary hyperlipidemia or mixed dyslipidemia. Fenoglide also is indicated as an adjunct to diet for treatment of adult patients with hypertriglyceridemia.

We also sell but do not promote Zegerid (omeprazole/sodium bicarbonate) prescription products in the U.S., which are immediate-release formulations of the proton pump inhibitor, or PPI, omeprazole. In addition, we receive a percentage of the gross margin on sales of an authorized generic version of our Zegerid capsules product.

Development Products

In addition to our commercial products, we are focused on advancing the following development-stage products to commercialization:

•

Uceris (budesonide) is a locally acting, non-systemic corticosteroid in a novel, patented, oral tablet formulation that utilizes proprietary MMX multi-matrix system technology, which is designed to result in the controlled release and distribution of budesonide throughout the length of the colon. In February 2012, our new drug application, or NDA, seeking approval to market Uceris 9 mg tablets for the induction of remission of mild to moderate active ulcerative colitis was accepted for filing by the U.S. Food and Drug Administration, or FDA.

•

Rhucin (recombinant human C1 inhibitor) is a recombinant version of the human protein C1 inhibitor, which is produced using proprietary transgenic technology. Rhucin is currently being evaluated in a phase III clinical study under a special protocol assessment, or SPA, with the FDA for the treatment of acute attacks of angioedema in patients with hereditary angioedema, or HAE.

•

Rifamycin SV MMX is a broad spectrum, non-systemic antibiotic in a novel oral tablet formulation, which utilizes proprietary MMX colonic delivery technology. Rifamycin SV MMX is currently being investigated in a phase III clinical program in patients with travelers’ diarrhea.

•

SAN-300 (anti-VLA-1 antibody) is a novel early stage anti-VLA-1 monoclonal antibody, or mAb, development compound that we initially expect to develop for the treatment of rheumatoid arthritis. SAN-300 is currently being evaluated in a phase I dose-escalation clinical study to determine the safety, tolerability, pharmacokinetics and pharmacodynamics of single doses of SAN-300.

Strategic Alliances

To leverage our PPI technology and diversify our sources of revenue, we have licensed certain exclusive rights to MSD Consumer Products, Inc., a subsidiary of Merck & Co., Inc., or Merck, to develop, manufacture and sell Zegerid OTC products in the U.S. and Canada. We have also licensed certain exclusive rights to Glaxo Group Limited, an affiliate of GlaxoSmithKline, plc, or GSK, to develop, manufacture and commercialize prescription and over-the-counter, or OTC, products in up to 114 specified countries (including markets within Africa, Asia, the Middle-East, and Central and South America).

Strategy

Our goal is to be recognized as a premier specialty biopharmaceutical company with a successful record of developing and commercializing differentiated proprietary products that address unmet patient needs while delivering revenue and earnings growth. We are focused on maintaining a balanced portfolio with marketed products and clinical development candidates for indications managed by specialist physicians in endocrinology, gastroenterology, allergy/immunology, and rheumatology. In addition, we will make investments in research and development and selling, general and administrative expenses to achieve meaningful, sustainable growth in revenues and profits. Key elements of our business strategy include the following:

•

Increasing Sales of Our Promoted Prescription Products. Our commercial resources are focused on increasing market demand for, and sales of, our Glumetza, Cycloset and Fenoglide brand prescription products. Our field sales organization currently promotes and sells these products to endocrinologists and other selected physicians. We believe that these products offer differentiated treatment options and represent attractive commercial opportunities.

•

Pursuing Regulatory Approval and Preparing for Commercialization of Uceris and Rhucin. We are also focused on pursuing regulatory approval and preparing for commercialization of our Uceris and Rhucin late-stage development products. Each of Uceris and Rhucin has demonstrated statistically significant results in phase III clinical studies. Our NDA for Uceris was accepted for filing by the FDA in February 2012, and Rhucin is currently being evaluated in a phase III clinical study under an SPA with the FDA. We believe these development products have the potential to offer unique features and benefits to address unmet medical needs of patients treated by physician specialists.

•

Advancing Our Other Development-Stage Products to Commercialization and Maximizing the Value of Our Overall Product Portfolio. In addition, we are focused on advancing our other development-stage products, rifamycin SV MMX and SAN-300, to commercialization, and on maximizing the value of our overall product portfolio by pursuing new formulations or indications for our existing products.

We will also consider further expanding our product portfolio through co-promotion, in-licensing or acquisition of products that would be complementary to our existing products or that otherwise have attractive commercial potential.

Currently Marketed and Approved Products

Glumetza (metformin hydrochloride extended release tablets)

Glumetza (metformin hydrochloride extended release tablets) is a once-daily, extended-release formulation of metformin in 500 mg and 1000 mg dosage strengths that incorporates patented drug delivery technology and is indicated as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes. Metformin is one of the most commonly prescribed oral medications for the treatment of type 2 diabetes, and it is used to improve glycemic control in patients with diabetes. The extended-release delivery system is designed to offer patients with type 2 diabetes an ability to reach their optimal dose of metformin with fewer gastrointestinal, or GI, side effects. We began promoting the Glumetza products in October 2008 under an exclusive promotion agreement entered into with Depomed, Inc., or Depomed. In August 2011, we entered into a new commercialization agreement with Depomed under which we assumed broader commercial, manufacturing and regulatory responsibilities for Glumetza, as further described below.

Currently, there are five issued U.S. patents that provide coverage for one or both of the Glumetza products, with expiration dates ranging from 2016 to 2025. In connection with a settlement agreement entered into in February 2012, we and Depomed granted Lupin Limited and its wholly owned subsidiary, Lupin Pharmaceuticals, Inc., collectively referred to herein as Lupin, the right to begin selling a generic version of Glumetza in February 2016. Additional information about the intellectual property for the Glumetza products, including the recent settlement agreement and ongoing generic patent litigation, is set forth below under the heading “Business – Intellectual Property – Glumetza and Pending Patent Litigation.”

Commercialization Agreement with Depomed

In August 2011, we entered into a commercialization agreement with Depomed granting us exclusive rights to manufacture and commercialize Glumetza prescription products in the U.S., including its territories and possessions and Puerto Rico. The commercialization agreement replaced an existing promotion agreement between the parties entered into in July 2008, pursuant to which we have promoted Glumetza in the U.S.

Under the commercialization agreement, primary responsibility for manufacturing, distribution, pharmacovigilance and regulatory affairs has been transitioned to us and we have assumed sole decision-making authority on pricing, contracting and promotion for Glumetza. In addition, we will continue to be responsible for advertising and promotional activities for Glumetza in the U.S. We began distributing and recording product sales for Glumetza under this new arrangement in September 2011.

We are required to pay to Depomed royalties on net product sales in the territory of 26.5% in 2011; 29.5% in 2012; 32.0% in 2013 and 2014; and 34.5% in 2015 and beyond prior to generic entry of a Glumetza product. We have the exclusive right to commercialize authorized generic versions of the Glumetza products. In the event of generic entry of a Glumetza product in the territory, the parties will equally share proceeds based on a gross margin split. We will pay no additional sales milestones to Depomed, as was required under the prior promotion agreement. In addition, starting in 2012, we have reduced minimum marketing expenditures and sales force promotion obligations during the term of the commercialization agreement until such time as a generic to Glumetza enters the market.

Pursuant to the terms of the commercialization agreement, Depomed has the option to co-promote Glumetza products to physicians other than those we call on, subject to certain limitations. If Depomed exercises this right, it will be entitled to receive a royalty equal to 70% of net sales attributable to prescriptions generated by its called on physicians over a pre-established baseline.

During the term of the commercialization agreement, neither party is permitted to, directly or indirectly, develop, promote, market or sell in the territory any single agent metformin products for human use, other than the Glumetza and authorized generic products covered by the commercialization agreement. We also have exclusive rights to use the Glumetza trademark in the territory.

The commercialization agreement provides for a right of first negotiation in favor of us in the event that Depomed desires to grant rights to a third party to develop or commercialize a pharmaceutical product containing Depomed’s proprietary drug delivery technology in combination with metformin and any other generic active pharmaceutical ingredient.

The commercialization agreement will continue in effect for so long as we commercialize branded Glumetza or authorized generic products, unless terminated sooner. Subject to 120 days written notice to Depomed, we have the right to terminate the agreement at any time. Subject to 60 days prior written notice to us, Depomed may terminate the agreement if we fail to meet our obligations with respect to minimum promotion and expenditure obligations and fail to cure such breach within a specified time period. Either party may terminate the agreement if the other party fails to perform any material term of the agreement and fails to cure such breach, subject to prior written notice within a specified time period. In addition, either party may terminate the agreement if a force majeure event prevents the other party from carrying out its material obligations under the agreement for a period of at least six months. Finally, either party may terminate the agreement if the other party becomes insolvent, files or consents to the filing of a petition under any bankruptcy or insolvency law or has any such petition filed against it, and within a specified time period, such filing has not been dismissed.

Cycloset (bromocriptine mesylate) Tablets

Cycloset (bromocriptine mesylate) 0.8 mg tablets is a novel formulation of bromocriptine, and is indicated as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes both as mono-therapy and in combination with other oral antidiabetic agents. Bromocriptine is a dopamine receptor agonist, and Cycloset is the first FDA-approved drug for patients with type 2 diabetes to target the activity of dopamine, a chemical messenger between neurons within the central nervous system. Although unknown, Cycloset’s proposed mechanism of action is based on the observation that low morning levels of dopamine in the hypothalamus may lead to glucose and lipid dysregulation. In addition, in a 3,000 patient clinical study, Cycloset was shown to improve glycemic control without increasing cardiovascular event risk. We began promoting Cycloset in November 2010 under a distribution and license agreement with S2 Therapeutics, Inc., or S2, and VeroScience, LLC, or VeroScience, as further described below.

Currently, there are six issued U.S. patents that we believe provide coverage for Cycloset, with expiration dates in 2012, 2014, 2015 and 2023. Additional information about the intellectual property for Cycloset is set forth below under the heading “Business – Intellectual Property – Cycloset.”

Distribution and License Agreement with S2 and VeroScience

In September 2010, we entered into a distribution and license agreement with S2 and VeroScience granting us exclusive rights to manufacture and commercialize the Cycloset prescription product in the U.S., subject to the right of S2 to co-promote Cycloset as described below. Under the terms of the distribution and license agreement, we paid S2 and VeroScience an upfront fee totaling $5 million. We record sales of Cycloset and pay a product royalty to S2 and VeroScience of 35% of the gross margin associated with net sales of Cycloset up to $100 million of cumulative total gross margin, increasing to 40% thereafter. Gross margin is defined as net sales less cost of goods sold. In the event net sales of Cycloset exceed $100 million in a calendar year, we will pay an additional 3% of the gross margin to S2 and VeroScience on incremental net sales over $100 million.

We are responsible for overseeing the manufacturing and distribution of Cycloset, and accordingly, S2’s agreements relating to the manufacture of Cycloset were assigned to us. We are also responsible for all costs associated with our sales force and for all other sales and marketing-related expenses associated with our promotion of Cycloset. S2 retains the right to co-promote Cycloset at its sole cost and expense under the same trademark in portions of the U.S. where we are not actively promoting Cycloset. VeroScience, the holder of the U.S. regulatory approval for Cycloset, is responsible for overseeing regulatory matters. A joint steering committee consisting of representatives from the three companies has been formed to share information concerning the Cycloset development, manufacturing and promotion efforts in the U.S.

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

The distribution and license agreement will continue in effect until we cease to market or sell Cycloset in the U.S., unless terminated sooner. We may terminate the agreement at any time subject to 120 days prior written notice. We may also terminate the agreement immediately in specified circumstances relating to a significant recall or market withdrawal of Cycloset, in the event of certain regulatory or governmental actions that would prevent us from performing our obligations under the agreement or in the event of FDA approval of a third party abbreviated new drug application, or ANDA, for an “AB” rated equivalent of Cycloset. Either us on the one hand or S2 and VeroScience on the other hand may terminate the agreement in the following circumstances: (a) if the other party fails to perform any material term of the agreement and fails to cure such breach, subject to prior written notice within a specified time period; (b) if a force majeure event prevents the carrying out of material obligations of the other party under the agreement for a period of at least six months; or (c) upon the insolvency or occurrence of other specified bankruptcy events.

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

Fenoglide (fenofibrate) Tablets

Fenoglide (fenofibrate) 40 mg and 120 mg tablets is a proprietary formulation of fenofibrate and is indicated as an adjunct to diet to reduce elevated LDL-C, total cholesterol, triglycerides and Apo B, and to increase HDL-C, in adult patients with primary hyperlipidemia or mixed dyslipidemia. Fenoglide also is indicated as an adjunct to diet for treatment of adult patients with hypertriglyceridemia. We began promoting Fenoglide in February 2012, under the terms of a license agreement with Cowen Healthcare Royalty Partners, L.P., or CHRP, and Shore Therapeutics, Inc., or Shore, as further described below.

Currently, there is one issued U.S. patent that provides coverage for the Fenoglide products, with an expiration date in 2024. In connection with a settlement agreement entered into in December 2011, Shore granted Impax Laboratories, Inc., or Impax, the right to begin selling a generic version of Fenoglide in October 2015. Additional information about the intellectual property for the Fenoglide products, including the settlement agreement and recent generic patent litigation, is set forth below under the heading “Business – Intellectual Property – Fenoglide and Recent Patent Litigation.”

License Agreement with CHRP and Shore

In December 2011, we entered into a license agreement with CHRP and Shore, granting us exclusive rights to commercialize Fenoglide prescription products in the U.S. In partial consideration of the licenses and rights granted under the license agreement, we paid Shore an $11 million upfront fee. In addition, we are obligated to pay Shore tiered royalties on net sales of Fenoglide. The royalties are 5% on net sales of up to $10 million (commencing in 2013), a 20% royalty on net sales between $10 million and $20 million, and a 25% royalty on net sales above $20 million. We will also be obligated to pay Shore one-time, success-based milestones contingent on sales achievement: $2 million if calendar year net sales equal or exceed $20 million and $3 million if calendar year net sales equal or exceed $30 million.

Under the terms of the license agreement, we are responsible for commercial, manufacturing and regulatory activities for Fenoglide. In connection with the assumption of these responsibilities, Shore’s existing agreements relating to the manufacture and supply of Fenoglide, as well as existing inventory, have been assigned to us. Shore is financially responsible for returns of Fenoglide sold or distributed prior to the effective date of the license agreement, and for Fenoglide rebates, chargeback claims and discount or savings card redemptions pursuant to agreements in effect prior to the effective date. We are responsible for all other Fenoglide returns, rebates, chargebacks and discount or savings card redemptions.

We have agreed to use commercially reasonable efforts to commercialize Fenoglide within the U.S. In addition, prior to the entry of any generic version of Fenoglide, we are required to provide certain minimum detailing efforts and sales and marketing expenditures.

During the term of the license agreement, Shore is not permitted to, directly or indirectly, develop, manufacture or commercialize any fenofibrate products for human use in the U.S., and CHRP is not permitted to, directly or indirectly, develop, manufacture or commercialize Fenoglide for human use in the U.S. We also have exclusive rights to use the Fenoglide trademark in the U.S.

The license agreement will remain in effect until we cease to commercialize licensed products in the U.S., unless terminated sooner. Subject to 180 days prior written notice to Shore, we may terminate the license agreement at any time. Under certain circumstances following the introduction of a generic version of Fenoglide, we may also terminate the agreement upon 90 days prior written notice to Shore in the event we elect to cease sales of licensed products. Either we or Shore may terminate the agreement in the following circumstances: (a) if the other party fails to perform any material term of the agreement and fails to cure such breach, subject to prior written notice within a specified time period; or (b) upon the insolvency or occurrence of other specified bankruptcy events.

High Cholesterol

High cholesterol is one of the major controllable risk factors for coronary heart disease, heart attack and stroke. As blood cholesterol rises, so does the risk of coronary heart disease. When too much LDL-C, or “bad” cholesterol, circulates in the blood, it can slowly build up in the inner walls of the arteries that feed the heart and brain. Together with other substances, it can form plaque, a thick, hard deposit that can narrow the arteries and make them less flexible. This condition is known as atherosclerosis. If a clot forms and blocks a narrowed artery, a heart attack or stroke can result. According to the American Heart Association, cardiovascular disease is the number one cause of death in the U.S., and it is estimated that approximately 2,200 Americans die of cardiovascular disease each day. High cholesterol is one of the co-morbid conditions frequently associated with type 2 diabetes.

Zegerid Capsules and Zegerid Powder for Oral Suspension

We also sell but do not promote Zegerid (omeprazole/sodium bicarbonate) 20 mg and 40 mg capsules and powder for oral suspension, which are immediate-release formulations of the PPI omeprazole. Following an April 2010 lower court decision that the patents covering our Zegerid products were invalid due to obviousness and in connection with the launch of a generic version of Zegerid capsules, we determined in late June 2010 to cease promotion of the Zegerid products. At this same time, we also launched an authorized generic version of our Zegerid capsules product under a distribution and supply agreement with Prasco LLC, or Prasco. We acquired rights to our immediate-release PPI technology under a license agreement with the University of Missouri, which is further described below under the heading “Business – Intellectual Property – Zegerid, Related PPI Technology and Pending Patent Litigation – Exclusive License Agreement with the University of Missouri.”

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

Development-Stage Products

Uceris (budesonide) Tablets

Uceris (budesonide), also referred to as budesonide MMX, is a non-systemic corticosteroid in a novel oral tablet formulation, dosed one tablet once daily, which utilizes proprietary MMX colonic delivery technology and is being developed for the treatment of ulcerative colitis. The MMX technology is designed to result in the controlled release and distribution of budesonide throughout the length of the colon, potentially offering an opportunity for good clinical efficacy and limited side effects. We have rights to commercialize Uceris in the U.S. under a strategic collaboration with Cosmo Technologies Limited, or Cosmo, as further described below.

Uceris was evaluated for the induction of remission of mild to moderate active ulcerative colitis in two phase III clinical studies. The primary endpoint was the achievement of clinical remission, defined as an ulcerative colitis disease activity index, or UCDAI, score ≤ 1 after eight weeks of treatment with a score of 0 for rectal bleeding and stool frequency, and ≥ 1 point reduction from baseline in the endoscopy score without any sign of mucosal friability (an indicator of mucosal inflammation).

Each clinical study was a multicenter, randomized, double-blind, double-dummy, placebo-controlled four-arm study.

•

Study CB-01-02/01 was conducted in the U.S. and India and compared budesonide MMX 9 mg or 6 mg dosed once daily to placebo. A reference arm using two Asacol® (mesalamine) 400 mg delayed-release tablets dosed three times a day for a total of 2400 mg daily was also included.

•

Study CB-01-02/02 was conducted in Europe and compared budesonide MMX 9 mg or 6 mg dosed once daily to placebo. A reference arm using three Entocort® EC (budesonide) 3 mg capsules once daily for a total of 9 mg dosed once daily was also included.

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

In the U.S. study, budesonide MMX 9 mg taken once daily met the primary endpoint of superiority to placebo (p=0.0143) in achieving clinical remission as measured by the UCDAI score after eight weeks of treatment. In the European study, budesonide MMX 9 mg taken once daily met the primary endpoint of superiority to placebo (p=0.0047) in achieving clinical remission as measured by the UCDAI score after eight weeks of treatment. Remission rates for budesonide MMX 9 mg were numerically higher than both Asacol and Entocort EC, although not statistically significant. In each of the U.S. and EU studies, budesonide MMX 6 mg did not meet the primary endpoint with statistical significance. The top-line study results from both studies indicated that budesonide MMX 9 mg and 6 mg were generally well tolerated and the frequency of treatment related adverse events was similar across all treatment groups.

In addition, a total of 123 patients from the phase III clinical studies were enrolled in a 12-month, double-blind, placebo-controlled extended use study, to evaluate the long term safety and tolerability of budesonide MMX 6 mg and to collect data on the efficacy of budesonide MMX in the maintenance of remission of ulcerative colitis compared to placebo. Top-line results from the extended use study indicated that:

•	The frequency of treatment related adverse events for budesonide MMX 6 mg (21.0%) was similar to placebo (21.3%);

•	Mean morning plasma cortisol levels remained within normal limits at all visits for both budesonide MMX 6 mg and placebo; and

•	There were no clinically meaningful differences in the numbers of patients with abnormal bone mineral density scans at baseline and end-of-study between budesonide MMX 6 mg and placebo.

The extended use study also explored the efficacy of budesonide MMX 6 mg in the maintenance of remission of ulcerative colitis compared to placebo, but the study was not powered to show statistical significance. The top-line efficacy analysis indicates that budesonide MMX 6 mg was not statistically different from placebo for the primary endpoint, which was the percentage of patients achieving clinical remission at 1, 3, 6, 9 and 12 months. However, there was a positive trend for the secondary endpoint of clinical relapse, which showed a higher percentage of placebo patients (59.4%) experienced clinical relapse versus the budesonide MMX 6 mg group (30.8%). Moreover, the median time to clinical relapse was longer in the budesonide MMX group compared to placebo.

Following completion of the extended use study, we submitted an NDA to the FDA in December 2011, seeking approval to market Uceris 9 mg tablets for the induction of remission of mild to moderate active ulcerative colitis. Our NDA was accepted for filing by the FDA in February 2012. We filed our NDA for Uceris as a section 505(b)(2) NDA, referencing data generated for Entocort EC. Additional information regarding the regulations relating to section 505(b)(2) NDAs and the certification process is set forth below under the heading “Business – Government Regulation - Section 505(b)(2) New Drug Applications.”

In February 2012, we began patient enrollment in a multicenter, randomized, double-blind placebo-controlled phase IIIb clinical study evaluating whether there is an incremental benefit when Uceris 9 mg is added to current oral aminosalicylate, or 5-ASA, therapy for patients with mild to moderate active ulcerative colitis who are not adequately controlled on background 5-ASA therapy. The phase IIIb study will evaluate patients with mild to moderate active ulcerative colitis who continue using their current 5-ASA treatment regimen and for an 8 week period will add either Uceris 9 mg or placebo administered once daily. The primary endpoint of the study is remission at week 8, defined as a UCDAI score of less than or equal to 1, with a zero score for rectal bleeding, stool frequency and mucosal appearance. We expect to enroll approximately 500 patients, with 250 in each treatment arm, at approximately 120 clinical sites, with more than 50 percent of the sites in the U.S and the remainder in Canada and Europe. We expect to complete patient enrollment in the phase IIIb study in the first half of 2013.

Currently, there are three issued U.S. patents that provide coverage for the Uceris development-stage product, which patents expire in 2020. Additional information about the intellectual property for Uceris is set forth below under the heading “Business – Intellectual Property – Uceris and Rifamycin SV MMX.”

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

Strategic Collaboration with Cosmo

In December 2008, we entered into a strategic collaboration with Cosmo, including a license agreement, stock issuance agreement and registration rights agreement, under which we were granted exclusive rights to develop and commercialize the Uceris and rifamycin SV MMX development-stage products in the U.S.

License Agreement

Under the license agreement, Cosmo granted us the exclusive right to develop, market and commercialize the Uceris and rifamycin SV MMX development-stage products in the U.S. As upfront consideration, we issued 6,000,000 shares of our common stock and made a cash payment of $2.5 million to Cosmo. In addition, following the completion of the phase III studies for Uceris, Cosmo elected to receive payment of a clinical milestone through the issuance of 972,132 shares of our common stock at a value of approximately $2.7 million. Following FDA acceptance for filing of the NDA for Uceris, Cosmo elected to receive payment of a $4.0 million regulatory milestone through the issuance of 906,412 shares of our common stock. We may also be required to pay Cosmo up to $57.5 million in commercial milestones for Uceris and rifamycin SV MMX, including a $7.0 million commercial milestone on first commercial sale of Uceris. In addition, we may also be required to pay Cosmo an additional $2.0 million regulatory milestone for the initial indication for rifamycin SV MMX and up to $6.0 million in clinical and regulatory milestones for a second indication for rifamycin SV MMX. The milestones may be paid in cash or through issuance of additional shares of our common stock, at Cosmo’s option, subject to certain limitations.

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

We are responsible for one-half of the total out-of-pocket costs associated with the Uceris phase III clinical program and for all of the out-of-pocket costs for the ongoing rifamycin SV MMX phase III U.S. registration study and the Uceris phase IIIb clinical study. In the event that additional clinical work is required to obtain U.S. regulatory approval for either of the licensed products, the parties will agree on cost sharing. Cosmo is responsible for any additional pre-clinical costs for rifamycin SV MMX and for any product development and scale-up costs for either of the licensed products.

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

During the term of the license agreement, we and Cosmo have each agreed not to market or sell any product which contains as an active ingredient, with respect to Uceris, anti-inflammatory corticosteroids for ulcerative colitis and other approved indications for such product, and with respect to rifamycin SV MMX, antibiotics belonging to the ansamycin family for travelers’ diarrhea and other approved indications for such product.

Cosmo is responsible for manufacturing and supplying all of our drug product requirements during the term of the license agreement, and we and Cosmo plan to enter into a separate commercial supply agreement.

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

Stock Issuance Agreement/Registration Rights Agreement

As described above, we issued to Cosmo 6,000,000 shares of our common stock as upfront consideration under the license agreement. In addition, in November 2010 we issued Cosmo an additional 972,132 shares of our common stock as payment for a clinical milestone. In February 2012, we issued Cosmo an additional 906,412 shares of our common stock as payment for a regulatory milestone. We will make additional payments to Cosmo upon the achievement of certain development and commercial milestones, which milestones may be paid in cash or through issuance of additional shares of common stock, at Cosmo’s option. Our obligation to issue additional shares of common stock to Cosmo upon the achievement of one or more milestones is subject to certain limitations, including that the total number of shares of common stock issued to Cosmo, including the initial 6,000,000 shares, shall not exceed 10,300,000 shares. Any such additional shares to be issued will be valued at the average daily closing price of the common stock as reported on the Nasdaq Global Market for the 30 consecutive trading days ending on the day immediately prior to the achievement of the applicable milestone. For the six months following the issuance of any shares of common stock upon achievement of milestones, Cosmo has agreed that it will not transfer or dispose of any such issued shares.

Under the terms of the registration rights agreement, as amended, we filed a resale registration statement on Form S-3 with the Securities and Exchange Commission, or SEC, to register the resale of the initial 6,000,000 shares issued to Cosmo under the stock issuance agreement, which registration statement was declared effective by the SEC in April 2009. In November 2010, we filed a second registration statement on Form S-3 with the SEC to cover the additional 972,132 shares issued to Cosmo in connection with a clinical milestone payment, which registration statement was declared effective by the SEC in December 2010. We will be filing a third registration statement on Form S-3 with the SEC to cover the additional 906,412 shares recently issued to Cosmo in connection with a regulatory milestone payment. We are obligated to file additional registration statements for any additional shares issued to Cosmo under the stock issuance agreement and to use best efforts to have any such registration statements declared effective by the SEC.

Rhucin (recombinant human C1 inhibitor)

Rhucin is a recombinant version of the human protein C1 inhibitor, which is produced using proprietary transgenic technology. Rhucin was granted orphan drug designation by the FDA for the treatment of acute attacks of HAE. Pharming Group NV, or Pharming, our licensing partner, has conducted two randomized, placebo-controlled, double-blind studies and four open-label studies with Rhucin for the treatment of acute HAE attacks. Both placebo-controlled clinical studies showed statistically significant and clinically relevant improvement in time to beginning of relief of symptoms at Rhucin dosage strengths of 50 U/kg and 100 U/kg compared to placebo. We have rights to commercialize Rhucin in North America under a license agreement with Pharming, as further described below.

In December 2010, Pharming submitted a BLA for Rhucin to the FDA seeking approval to market Rhucin for the treatment of acute angioedema attacks in patients with HAE. In February 2011, based on prior discussions with the FDA, Pharming initiated a placebo-controlled, double-blind clinical study with approximately 50 patients to provide additional data in support of the 50 U/kg dose of Rhucin for the treatment of HAE.

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

In late March 2011, we and Pharming met with the FDA to discuss the FDA refusal to file letter and to gain further clarification on the protocol for the ongoing study. In August 2011, we and Pharming reached an agreement with the FDA on the protocol for the study through the SPA process, which included an increase of the number of patients to approximately 75 and a modification of the manner in which the primary endpoint will be assessed. We still plan to include in the study an open-label extension to further evaluate the efficacy, safety and immunogenicity of Rhucin at 50 U/kg for the repeated treatment of acute HAE attacks. The companies currently expect that the phase III study will be completed by the third quarter of 2012.

Pharming and Santarus have determined to terminate the previously initiated phase II proof of concept study to evaluate recombinant human C1 inhibitor for the treatment of antibody mediated rejection, or AMR, in renal transplant patients. Recent improvements in clinical practice that significantly reduced the apparent incidence of AMR in renal transplant have decreased the need for therapeutic intervention, making patient recruitment for the clinical study difficult.

Currently, there are two issued U.S. patents that we believe provide coverage for the Rhucin development-stage product, which expire in 2022 and 2024. In addition, Rhucin, as a biological product, is entitled under current legislation to a period of 12 years of data exclusivity. Additional information about the intellectual property for the Rhucin product is set forth below under the heading “Business – Intellectual Property – Rhucin.”

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

Under the license agreement, Pharming is responsible for conducting the current phase III clinical study for Rhucin for the treatment of HAE and all costs of such clinical development. Pharming is also responsible for preparing and filing the BLA for the treatment of HAE in the U.S. We will be responsible for seeking regulatory approval for the treatment of HAE for Canada and Mexico.

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

Rifamycin SV MMX

Rifamycin SV MMX is a broad spectrum, non-systemic antibiotic in a novel oral tablet formulation, which utilizes proprietary MMX colonic delivery technology and is being developed for the treatment of patients with travelers’ diarrhea and potentially for other diseases that have a bacterial component in the intestine. Rifamycin SV has demonstrated a broad spectrum of in vitro activity targeted to the main enteropathogens that cause travelers’ diarrhea. In addition, due to the negligible systemic absorption of rifamycin SV, we believe that rifamycin SV MMX will offer an opportunity for limited side effects and will be less prone to the development of antibiotic-resistant strains of bacteria, a major concern with systemically delivered antibiotics.

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

We are currently investigating rifamycin SV MMX in an international multicenter, randomized, double-blind phase III study, with approximately 270 patients, to assess the efficacy and safety of rifamycin SV MMX 200 mg oral tablets taken twice daily (2 times 200 mg per dose, 800 mg total daily dose) for three days versus placebo in the treatment of patients with travelers’ diarrhea. The primary endpoint of the phase III clinical studies is the time to last unformed stool and the studies seek to demonstrate the superiority of rifamycin SV MMX to placebo. Enrollment is underway for the phase III study and we currently expect that clinical study to be completed in the second half of 2012.

In addition, Cosmo’s European partner, Dr. Falk Pharma GmbH, or Dr. Falk, has initiated a phase III clinical study in patients with travelers’ diarrhea for registration of rifamycin SV MMX in the European Union, or EU. The Dr. Falk phase III study is assessing the efficacy (non-inferiority) and safety of rifamycin SV MMX 200 mg oral tablets taken twice daily (2 times 200 mg per dose, 800 mg total daily dose) for three days versus ciprofloxacin 500 mg tablets twice daily (1,000 mg total daily dose) in the treatment of patients with travelers’ diarrhea. The primary endpoint of this study is the time to last unformed stool and the study seeks to demonstrate the non-inferiority of rifamycin SV MMX to ciprofloxacin. Assuming successful completion of the phase III clinical program, Santarus and Dr. Falk plan to share their clinical data for inclusion in each company’s respective regulatory submissions.

Currently, there is one issued U.S. patent that provides coverage for the rifamycin SV MMX development-stage product, which patent expires in 2020. In addition, rifamycin SV MMX, as a new chemical entity, is entitled to a period of five years of data exclusivity. Additional information about the intellectual property for the rifamycin SV MMX product is set forth below under the heading “Business – Intellectual Property – Uceris and Rifamycin SV MMX.”

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

In December 2008, we entered into a strategic collaboration with Cosmo, including a license agreement, stock issuance agreement and registration rights agreement, under which we were granted exclusive rights to develop and commercialize the Uceris and rifamycin SV MMX development-stage products in the U.S. Our strategic collaboration with Cosmo is described above under the heading “Business – Development-Stage Products – Strategic Collaboration with Cosmo.”

SAN-300 (anti-VLA-1 antibody)

SAN-300 is a humanized anti-VLA-1 monoclonal antibody, or mAb, that we believe may offer a novel approach to the treatment of inflammatory and autoimmune diseases. We acquired rights to this program through the acquisition of closely held Covella Pharmaceuticals, Inc., or Covella, and related license and services and supply agreements with Biogen Idec MA, or Biogen. SAN-300 was initially developed by Biogen and licensed to Covella in January 2009.

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

We initiated a multicenter, randomized, placebo-controlled, single-dose, dose-escalation phase I clinical study with SAN-300 in March 2011, which study we expect to be completed in the first half of 2012. The study is being conducted in Australia and is expected to enroll a total of approximately 60 subjects and patients. Assuming positive results from the phase I program, we expect to assess SAN-300 in a phase II clinical study as a treatment for patients with rheumatoid arthritis.

Currently, there are seven issued U.S. patents that we believe provide coverage for SAN-300, which expire in 2020 and 2022. In addition, SAN-300, as a biological product, is entitled under current legislation to a period of 12 years of data exclusivity. Additional information about the intellectual property for SAN-300 is set forth below under the heading “Business – Intellectual Property – SAN-300.”

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

Acquisition of SAN-300 Development Program

Merger Agreement

In September 2010, we acquired the worldwide rights to SAN-300 through the acquisition of Covella, pursuant to the terms of a merger agreement. Prior to our acquisition of Covella, Covella was a privately held company owned by a small number of stockholders, including Mark Totoritis, our Senior Vice President, Clinical Research, and Westfield Capital Management Company, LP, or Westfield, one of our greater than 10% stockholders at the time, among others. Each of Dr. Totoritis and Westfield received a portion of the merger consideration and also may be entitled to additional milestone and royalty payments. In addition to its portion of the merger consideration, Westfield also received $600,000 as repayment of debt owed by Covella.

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

Amended License and Amended Services and Supply Agreement with Biogen

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

Also in connection with the merger agreement, we assumed a services and supply agreement between Covella and Biogen, which was subsequently amended in November 2011. Under the services and supply agreement, Biogen agreed to sell to Covella materials manufactured by Biogen for use in the SAN-300 development program. As amended, there is no fee for storage, delivery or usage of certain materials supplied under the services and supply agreement. However, upon Covella’s (or its affiliates’ or sublicensees’) achievement of the first regulatory approval set forth in the amended license, Biogen is entitled to receive a one-time milestone payment equal to approximately $11.7 million, which is equivalent to the cost of the materials supplied under the services and supply agreement. In the event the amended license is terminated by either Covella or Biogen prior to Covella’s (or its affiliates’ or sublicensees’) achievement of the first regulatory approval set forth in the amended license, Covella is required to pay Biogen a one-time termination fee of $3.0 million.

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

Additional information about the intellectual property for Zegerid OTC, including ongoing generic patent litigation, is set forth below under the heading “Business – Intellectual Property – Zegerid, Related PPI Technology and Pending Patent Litigation – Zegerid and Zegerid OTC Patent Litigation.”

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

Currently, GSK has launched licensed products in Mexico, Ecuador, Kenya and Nigeria and has made regulatory filings in other selected countries in Africa, Asia and Latin America. GSK is continuing work to prepare the regulatory filings necessary to obtain marketing approval authorization in additional countries covered by the license agreement.

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

License Agreement with Norgine

In October 2009, we entered into a license agreement with Norgine, granting Norgine certain exclusive rights to develop, manufacture and commercialize prescription immediate-release omeprazole products in specified markets in Western, Central and Eastern Europe and in Israel. Under the license agreement, we received a $2.5 million upfront fee. We and Norgine mutually agreed to terminate the license agreement effective in March 2012 after Norgine determined not to pursue further commercialization of the licensed products. Based on the results of a clinical study sponsored and executed by Norgine, Norgine determined that the licensed product did not show sufficient differentiation versus generic delayed-release omeprazole to support commercialization in the European market.

Sales and Marketing

We have established a commercial organization that is focused on the marketing, promotion and sale of the Glumetza, Cycloset and Fenoglide prescription products in the U.S. Our sales organization currently calls on endocrinologists and other selected physicians.

Our commercial organization is comprised of approximately 195 sales and marketing personnel, including in-house staff, field sales representatives (both employee and contract), sales managers and account managers. Our field sales representatives, including approximately 110 Santarus employees and 40 contract sales representatives, are positioned in major metropolitan areas across the U.S.

These field sales representatives promote and sell the features and benefits of our branded prescription products to our called-on physicians. The field sales representatives each undergo a rigorous training program focused on our product offerings, disease background, competitive products and our sales techniques, as well as compliance with applicable laws. Our program includes significant field-based learning to provide a comprehensive understanding and perspective as to the applicable markets and disease states and the needs of both physicians and patients.

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

We currently rely on Patheon as the sole commercial supplier of Glumetza 500 mg. The current term of the manufacturing agreement with Patheon expires in June 2012. Thereafter, the manufacturing agreement automatically renews for additional terms of two years each, unless one party gives notice to terminate 12 months prior to the expiration of the current term. Neither party to the manufacturing agreement has given notice to terminate. In addition, we may terminate the manufacturing agreement upon 180 days’ written notice to Patheon if, due to market conditions, selling the Glumetza product becomes commercially unfeasible and we discontinue selling the product. Either party may terminate the agreement if the other party fails to perform any material term of the agreement, subject to prior written notice within a specified time period, or in the event of the other party’s insolvency or bankruptcy.

For Glumetza 1000 mg, we currently rely on Depomed to oversee product manufacturing and supply, but we are in the process of assuming these obligations from Depomed. Depomed relies on a Valeant Pharmaceuticals International, Inc. facility located in Canada to manufacture Glumetza 1000 mg.

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

Fenoglide

In connection with the license of rights to Fenoglide, we assumed a commercial supply and packaging agreement with Catalent Pharma Solutions, LLC, or Catalent, and accordingly, we rely on a Catalent facility located in Kentucky as the sole third-party manufacturer for Fenoglide.

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

Uceris and Rifamycin SV MMX

For our Uceris and rifamycin SV MMX development-stage products, we rely on Cosmo, located in Italy, to manufacture and supply all of our drug product requirements. We have agreed to purchase such requirements exclusively from Cosmo during the term of our license agreement with Cosmo, and we and Cosmo plan to enter into a separate commercial supply agreement.

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

Distribution

We sell our brand prescription products primarily to pharmaceutical wholesalers, who in turn seek to distribute the products to retail pharmacies, mail order pharmacies, hospitals and other institutional customers. We have retained third-party service providers to perform a variety of functions related to the distribution of our approved products, including logistics management, sample accountability, storage and transportation. We have also entered into channel services agreements with some wholesalers under which we receive certain distribution management services and data reporting from the wholesalers, in exchange for a fee. Sales to our three largest wholesalers in 2011, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, accounted for approximately 23%, 27% and 18%, respectively of our annual revenues. The loss of any of these wholesalers as customers could materially and adversely affect our business, results of operations, financial condition and cash flows. In addition to sales to wholesale distributors, our promotion revenue representing fees earned under our promotion agreement with Depomed represented 23% of our total revenues in 2011.

Under our authorized generic agreement with Prasco, we supply our authorized generic of prescription Zegerid capsules, and Prasco is responsible for invoicing and distribution to pharmaceutical wholesalers and other customers.

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

In November 2009, Depomed filed a lawsuit in the U.S. District Court for the Northern District of California against Lupin for infringement of the following patents listed in the Orange Book for Glumetza: U.S. Patent Nos. 6,340,475; 6,635,280; and 6,488,962. The lawsuit was filed in response to an ANDA and paragraph IV certification filed with the FDA by Lupin regarding Lupin’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the asserted patents. In February 2012, we and Depomed entered into a settlement agreement with Lupin that grants Lupin the right to begin selling a generic version of Glumetza in February 2016, or earlier under certain circumstances. The settlement agreement is subject to review by the U.S. Department of Justice and the Federal Trade Commission, as well as entry by the U.S. District Court for the Northern District of California of an order dismissing the litigation.

In June 2011, Depomed filed a lawsuit in the U.S. District Court for the Northern District of New Jersey against Sun Pharma Global FZE, Sun Pharmaceutical Industries Ltd. and Sun Pharmaceutical Industries Inc., collectively referred to herein as Sun, for infringement of the patents listed in the Orange Book for Glumetza (U.S. Patent Nos. 6,723,340; 6,635,280; 6,488,962; 6,340,475; and 7,780,987), as well as U.S. Patent No. 7,736,667. Valeant International (Barbados) SRL is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA and paragraph IV certification filed with the FDA by Sun regarding Sun’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the asserted patents. Depomed commenced the lawsuit within the requisite 45 day time period, resulting in an FDA stay on the approval of Sun’s proposed products for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in November 2013. Sun has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, and has also filed counterclaims. Briefing for the Markman hearing is scheduled for the first half of 2012, and a trial date has not yet been scheduled.

Under the terms of our commercialization agreement with Depomed, Depomed will continue to manage the ongoing patent infringement lawsuit against Sun, subject to certain consent rights in favor of us, including with regard to any proposed settlements. We are responsible for 70% of the future out-of-pocket costs, and Depomed is responsible for 30% of the future out-of-pocket costs, related to the patent infringement cases. Although Depomed has indicated that it intends to vigorously defend and enforce its patent rights, we are not able to predict the timing or outcome of ongoing or future actions. At this time we are unable to estimate possible losses or ranges of losses for ongoing actions.

Any adverse outcome in the litigation described above would adversely impact our business and revenues. Regardless of how these litigation matters are ultimately resolved, the litigation will continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on our business.

Cycloset

We have exclusive rights to manufacture and commercialize Cycloset in the U.S. under our distribution and license agreement with S2 and VeroScience. Currently, there are six issued U.S. patents that we have licensed from S2 and VeroScience that we believe provide coverage for Cycloset (U.S. Patent Nos. 5,468,755; 5,679,685; 5,716,957; 5,756,513; 5,866,584; and 7,888,310), with expiration dates in 2012, 2014, 2015 and 2023.

Fenoglide and Recent Patent Litigation

We have exclusive rights to manufacture and commercialize Fenoglide in the U.S. under the terms of a license agreement with CHRP and Shore. Currently, there is one issued U.S. patent that provides coverage for the Fenoglide products, with an expiration date in 2024.

Prior to the execution of the license agreement, Shore entered into a settlement arrangement with Impax in connection with ongoing patent infringement litigation associated with Impax’s ANDA for a generic version of Fenoglide and a related paragraph IV challenge. The settlement terms grant Impax a sublicense to begin selling a generic version of Fenoglide on October 1, 2015, or earlier under certain circumstances. In February 2012, the U.S. District Court for the District of Delaware entered an order dismissing the litigation and we assumed Shore’s obligations associated with the sublicense to Impax.

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

In June 2011, Pharming filed with the U.S. Patent and Trademark Office, or PTO, an application to reissue U.S. Patent No. 7,544,853, or the ’853 patent, a method of treatment patent. We, together with Pharming, intend to vigorously prosecute the reissue application; however, it is not feasible to predict the impact that the reissue proceeding may have on the scope and validity of the ‘853 patent claims. If the claims of the ‘853 patent ultimately are narrowed substantially or invalidated by the PTO, the extent of the patent coverage afforded to the Rhucin development-stage product could be impaired, which could potentially harm our business and operating results.

Rifamycin SV MMX

We have exclusive rights to develop and commercialize the rifamycin SV MMX development-stage product in the U.S. under our strategic collaboration with Cosmo. Currently, there is one issued U.S. patent that is owned by Cosmo and licensed to us that we believe provides coverage for rifamycin SV MMX (U.S. Patent No. 7,431,943), which expires in 2020. In addition, rifamycin SV MMX, as a new chemical entity, is entitled to a period of five years of data exclusivity.

SAN-300

We acquired worldwide rights to develop and commercialize the SAN-300 development-stage product in connection with our acquisition of Covella. Currently, there are seven issued U.S. patents that are owned by Biogen and licensed to us that we believe provide coverage for SAN-300 (U.S. Patent Nos. 7,358,054; 7,462,353; 6,955,810; 7,723,073; 7,910,099; 8,084,031; and 8,084,028), which expire in 2020 and 2022. In addition, we believe SAN-300, as a biological product, is entitled under current legislation to a period of 12 years of regulatory exclusivity in the U.S.

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

In April 2010, the U.S. District Court for the District of Delaware ruled that five patents covering Zegerid capsules and Zegerid powder for oral suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772) were invalid due to obviousness. These patents were the subject of lawsuits we filed in 2007 in response to ANDAs filed by Par with the FDA. In May 2010, we filed an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. Oral arguments in the appeal were held on May 2, 2011, and we are awaiting the decision on the appeal. Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the timing or outcome of the appeal.

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

In December 2011, we filed a lawsuit in the U.S. District Court for the District of New Jersey against Zydus Pharmaceuticals USA, Inc., or Zydus, for infringement of the patents listed in the Orange Book for Zegerid capsules (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; and 7,399,772). The University of Missouri, licensor of the patents, is joined in the litigation as a co-plaintiff. Also in December 2011, Merck filed a lawsuit in the U.S. District Court for the District of New Jersey against Zydus for infringement of the patents listed in the Orange Book for Zegerid OTC (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; and 7,399,772). The University of Missouri and Santarus are joined in the litigation as co-plaintiffs. Zydus had filed ANDAs with the FDA regarding its intent to market generic versions of Zegerid capsules and Zegerid OTC prior to the expiration of the listed patents. The parties in each of these lawsuits have agreed to stay the court proceedings until the earlier of the outcome of the pending appeal related to the Zegerid prescription product litigation or receipt of tentative regulatory approval for the proposed generic Zegerid capsules or Zegerid OTC products. We are not able to predict the timing or outcome of these lawsuits.

Any adverse outcome in the litigation described above would adversely impact our Zegerid and Zegerid OTC business, including the amount of, or our ability to receive, milestone payments and royalties under our agreement with Merck. For example, the royalties payable to us under our license agreement with Merck are subject to reduction in the event it is ultimately determined by the courts (with the decision being unappealable or unappealed within the time allowed for appeal) that there is no valid claim of the licensed patents covering the manufacture, use or sale of the Zegerid OTC product and third parties have received marketing approval for, and are conducting bona fide ongoing commercial sales of, generic versions of the licensed products. The ruling may also negatively impact the patent protection for the products being commercialized pursuant to our ex-US license with GSK. Although the U.S. ruling is not binding in countries outside the U.S., similar challenges to those raised in the U.S. litigation may be raised in territories outside the U.S.

Regardless of how these litigation matters are ultimately resolved, the litigation has been and will continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on our business. At this time we are unable to estimate possible losses or ranges of losses for these matters.

Exclusive License Agreement with the University of Missouri

In January 2001, we entered into an exclusive, worldwide license agreement with the University of Missouri for patents and pending patent applications relating to specific formulations of PPIs with antacids and other buffering agents and methods of using these formulations. Pursuant to the terms of the license agreement, we paid the University of Missouri an upfront licensing fee of $1.0 million in 2001, a one-time $1.0 million milestone fee in 2003 following the filing of our first NDA and a one-time $5.0 million milestone fee in July 2004 following the FDA’s approval of Zegerid powder for oral suspension 20 mg. We are required to make additional milestone payments to the University of Missouri upon initial commercial sale in specified territories outside the U.S., which may total up to $3.5 million in the aggregate. We are also required to make milestone payments based on first-time achievement of significant sales thresholds, up to a maximum of $86.3 million, the first of which was a one-time $2.5 million milestone payment upon initial achievement of $100.0 million in annual calendar year net product sales, which was paid to the University of Missouri in the first quarter of 2009. We are also obligated to pay royalties to the University of Missouri on net sales of our products and any products commercialized by GSK and Merck under our existing license and distribution agreements. In addition, we are required to bear the costs of prosecuting and maintaining the licensed patents, but the University of Missouri remains responsible for prosecution of any applications.

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

Trademarks

We own, or have licensed the rights to use, the trademarks for each of our brand pharmaceutical products, as well as for our corporate name and logo. We have applied for trademark registration for various other names and logos. Over time, we intend to maintain registrations on trademarks that remain valuable to our business.

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

In addition, various companies are developing new products that may compete with the Glumetza products in the future. Although developed independently from Depomed, Merck has a license to use Depomed’s extended-release patents in combination with sitagliptin for Merck’s Janumet® product which was recently approved by the FDA. In addition, Depomed has licensed rights to use its extended-release patents in combination with canagliflozin, a sodium-glucose transporter-2, or SGLT2, compound being developed by Janssen. Depomed has also licensed rights to use its extended-release metformin patents to Boehringer Ingelheim for use with certain of its proprietary compounds. The Glumetza prescription products are also the subject of two pending ANDAs and related patent infringement litigation. If the litigation is resolved unfavorably to our licensor, Depomed, we may face competition from generic versions of 500 mg and 1000 mg dosage strengths of Glumetza prior to patent expiry.

Like Glumetza, our Cycloset prescription product competes with many other products, including:

•	dipeptidyl peptidase IV inhibitors, or DPP-4, products (such as Januvia® and Onglyza™);

•	glucagon-like peptide 1, or GLP-1, receptor agonist products (such as Byetta,® Victoza® and Bydureon™);

•	thiazolidinedione, or TZD, products (such as Avandia® and Actos®);

•	sulfonylureas products (such as Amaryl® and Glynase®); and

•	branded and generic metformin products.

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

The Fenoglide prescription products compete with many other products, including:

•	other branded and generic formulations of fenofibrate (such as Tricor®, Antara® and Lipofen®), gemfibrozil (such as Lopid®), and fenofibric acid (such as Trilipix®); and

•	other prescription treatments for primary hyperlipidemia, mixed dyslipidemia, and hypertriglyceridemia (such as statins and niacin).

In addition, various companies are developing new products that may compete with Fenoglide in the future. For example, monoclonal antibodies targeting PCSK9 for reducing LDL-C could compete with Fenoglide in the future. In addition, companies could develop combination products with fenofibrate as one of the active ingredients for the treatment of primary hyperlipidemia, mixed lipidemia, or hypertriglyceridemia. For example, rosuvastatin calcium and fenofibric acid are being studied in combination for the treatment of mixed dyslipidemia.

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

Research and Development

Our research and development expenses were $18.4 million for 2011, $17.4 million for 2010 and $16.2 million for 2009. Research and development expenses have historically consisted primarily of costs associated with clinical studies of our products under development as well as clinical studies designed to further differentiate our products from those of our competitors, development of and preparation for commercial manufacturing of our products, compensation and other expenses related to research and development personnel and facilities expenses.

Our research and development efforts are currently focused on the advancement of our Uceris, Rhucin, rifamycin SV MMX and SAN-300 development-stage products. Additional information about these development programs is set forth above under the heading “Business – Development-Stage Products.”

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

Government Regulation

Governmental authorities in the U.S. and other countries extensively regulate the research, development, testing, manufacturing, labeling, storage, recordkeeping, advertising, promotion, export, marketing and distribution, among other things, of pharmaceutical products. In the U.S., the FDA under the Federal Food, Drug, and Cosmetic Act, or FDCA, the Public Health Service Act, and other federal statutes and regulations, subjects pharmaceutical products to rigorous review. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs or biologics license applications, or BLAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

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

The applicant must submit to the FDA the results of the preclinical and clinical studies, together with, among other things, detailed information on the manufacture, quality control and composition of the product and proposed labeling, in the form of an NDA or BLA, including payment of a user fee for most NDAs or BLAs. The application user fee for fiscal year 2012 is $1,841,500 and is typically increased annually. The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accepting an NDA or BLA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA or BLA. The FDA has agreed to certain performance goals, known as PDUFA goals, in the review of NDAs or BLAs. The goal for initial review of applications for non-priority drug or biological products is ten months while the goal for initial review of most applications for priority review drugs or biologicals, that is, drugs or biologicals that FDA determines represent a significant improvement over existing therapy, is six months.

The review process and the target action date under PDUFA may be extended by three months if the FDA requests or the NDA or BLA sponsor otherwise provides certain additional information or clarification regarding information already provided in the submission. The FDA may also refer applications for novel products or products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug or biological product is manufactured. FDA will not approve the product unless compliance with cGMP is satisfactory and the NDA or BLA contains data that provide substantial evidence that the drug or biological product is safe and effective in the indication studied.

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

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Section 505(b)(2) New Drug Applications

As an alternate path to FDA approval for new indications or improved formulations of previously-approved products, a company may file a Section 505(b)(2) NDA, instead of a “stand-alone” or “full” NDA. Section 505(b)(2) of the FDCA was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. For example, the Hatch-Waxman Act permits the applicant to rely upon the FDA’s findings of safety and effectiveness for an approved product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new formulation for all or some of the label indications for which the referenced product has been approved, or the new indication sought by the Section 505(b)(2) applicant.

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

The Orphan Drug Act

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting an NDA or BLA for that orphan indication. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan drug designation is the first to subsequently receive FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity for seven years in the U.S. (i.e., the FDA may not approve any other applications to market the same drug for the same disease for seven years, except in limited circumstances). Orphan drug exclusivity does not prevent FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA or BLA application user fee.

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

In addition, we and the third-party manufacturers on which we rely for the manufacture of our products are subject to requirements that drug and biological products be manufactured, packaged and labeled in conformity with

cGMP. To comply with cGMP requirements, manufacturers must continue to spend time, money and effort to meet requirements relating to personnel, facilities, equipment, production and process, labeling and packaging, quality control, recordkeeping and other requirements. The FDA periodically inspects drug and biological manufacturing facilities to evaluate compliance with cGMP requirements. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

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

Patient Protection and Affordable Care Act of 2010

Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or PPACA, is a sweeping measure intended to expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. The law imposed a new fee on certain manufacturers and importers of branded prescription drugs, which includes drugs and biologicals. The annual fee is apportioned among the participating companies based on each company’s sales of qualifying products to, and used by, certain U.S. government programs during the preceding year.

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

The PPACA also imposes new reporting and disclosure requirements for pharmaceutical and device manufacturers with regard to payments or other transfers of value made to physicians and teaching hospitals. In addition, pharmaceutical and device manufacturers will also be required to report and disclose investment interests held by physicians and their immediate family members during the preceding calendar year. The first reports under these provisions are due by March 31, 2013.

The reforms imposed by the new law will significantly impact the pharmaceutical industry; however, the full effects of the PPACA cannot be known until these provisions are implemented and the Centers for Medicare & Medicaid Services and other federal and state agencies issue applicable regulations or guidance. It is also possible that the PPACA may be modified or repealed in the future. For example, the President’s Budget for Fiscal Year 2012 proposed to trim the 12-year exclusivity period for biological products to seven years of exclusivity beginning in 2012; though the proposal has not been passed by Congress. In addition, as the result of several lawsuits filed in federal court challenging the PPACA as unconstitutional, the U.S. Supreme Court could strike down the law, including the provisions concerning biosimilars and reference product exclusivity. Finally, several bills have been introduced in the U.S. Congress to repeal the PPACA. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products or development-stage products.

Employees

As of January 31, 2012, we had 240 employees. A total of 53 employees were engaged in clinical research, regulatory, quality assurance, product development and manufacturing, and medical affairs, 160 were in sales, marketing, commercial operations and business development, and 27 were in administration and finance.

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

In the near-term, the success of our business will depend on many factors, including:

•

our ability to generate revenues from our marketed products: Glumetza® (metformin hydrochloride extended release tablets), Cycloset® (bromocriptine mesylate) tablets, and Fenoglide® (fenofibrate) tablets;

•

our ability to successfully advance the development of, obtain regulatory approval for and ultimately commercialize, our development products: Uceris ™ (budesonide) tablets, Rhucin® (recombinant human C1 inhibitor), rifamycin SV MMX and SAN-300;

•

our ability to maintain patent protection and regulatory exclusivity for our commercial and development-stage products, including difficulty in predicting the timing and outcome of ongoing patent litigation;

•

our ability to continue to generate revenues from our branded and authorized generic Zegerid (omeprazole/sodium bicarbonate) prescription products and the impact on our business and financial condition of the ongoing generic competition for our Zegerid products; and

•

our ability to achieve continued progress under our strategic alliances, including our over-the-counter, or OTC, license agreement with MSD Consumer Products, Inc., a subsidiary of Merck & Co., Inc., or Merck, and our license agreement with Glaxo Group Limited, an affiliate of GlaxoSmithKline plc, or GSK, and the potential for early termination of, or reduced payments under, these agreements.

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

Risks Related to Our Business and Industry

We are dependent upon our ability to generate revenues from Glumetza, Cycloset and Fenoglide, our promoted commercial products, and we cannot be certain that we will be successful.

Our ability to generate product revenue in the near term will depend primarily on the success of Glumetza, Cycloset and Fenoglide. The commercial success of our promoted commercial products will depend on several factors, including:

•	our ability to generate and increase market demand for, and sales of, our promoted commercial products, including Fenoglide, which we began promoting in February 2012;

•	the ability to maintain patent coverage for our promoted commercial products, including whether a favorable outcome is obtained in the pending patent infringement lawsuits relating to Glumetza;

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

•

our ability to effectively market our promoted commercial products in accordance with the requirements of the U.S. Food and Drug Administration, or FDA, and other governmental and regulatory authorities.

We promote the Glumetza products under a commercialization agreement that we entered into with Depomed, Inc., or Depomed. We promote the Cycloset products under a distribution and license agreement that we entered into with S2 Therapeutics, Inc., or S2, and VeroScience, LLC, or VeroScience. We promote the Fenoglide products under a license agreement that we entered into with Cowen Healthcare Royalty Partners, L.P., or CHRP, and Shore Therapeutics, Inc., or Shore. Our ability to successfully commercialize the Glumetza, Cycloset and Fenoglide products is also subject to risks associated with these agreements, including the financial condition of our partners, the potential for termination of the agreements, our reliance on Depomed and VeroScience for patent protection for the products and, for Cycloset, our reliance on VeroScience to maintain regulatory responsibility.

We cannot be certain that our marketing of our promoted prescription products will result in increased demand for, and sales of, those products. In addition, in November 2011, we engaged Ventiv Commercial Services, LLC, d/b/a inVentiv Commercial Services, LLC, or inVentiv, to supplement our sales efforts by providing 40 contract sales representatives. We will incur significant costs to fund inVentiv’s sales efforts, and we cannot be sure that the added efforts of the contract sales force to increase prescriptions will offset our expenses. If we fail to successfully commercialize these products, we may be unable to generate sufficient revenues to grow our business, and our business, financial condition and results of operations would be adversely affected.

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

In addition to the general development and regulatory risks described above, each of our development products is subject to the following additional risks:

Uceris (budesonide)

Uceris was studied for the treatment of ulcerative colitis in a phase III clinical program pursuant to our strategic collaboration with Cosmo Technologies Limited, or Cosmo. We announced statistically significant top-line results from the U.S. and European phase III clinical studies, and top-line safety data from a 12-month, double-blind, extended use study. Our NDA for Uceris seeking approval to market Uceris 9 mg tablets for the induction of remission of mild to moderate active ulcerative colitis was accepted for filing by the FDA in February 2012.

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

In connection with the ongoing development and potential future commercialization of Uceris, in February 2012, we began patient enrollment in a multicenter, randomized, double-blind placebo-controlled phase IIIb clinical study to evaluate Uceris 9 mg as an add-on therapy to current oral 5-ASA drugs, such as Asacol® or Lialda®, for induction of remission of active ulcerative colitis. We expect to enroll approximately 500 patients at clinical sites in the U.S., Canada and Europe and to complete patient enrollment in the phase IIIb study in the first half of 2013. We may not be able to complete this trial as expected, and we cannot be certain that the results of the trial will be positive.

Although the FDA has accepted our NDA for Uceris for filing, the FDA may ultimately conclude that we have not demonstrated sufficient safety or efficacy to approve an NDA filing for this development product or may require additional clinical studies or other development programs before approving Uceris. The costs of any additional clinical studies and development programs could be significant, and we may not have sufficient resources to complete any additional development requirements in a prompt manner or at all.

We filed our NDA for Uceris as a section 505(b)(2) NDA, referencing data generated for Entocort® EC (budesonide). As a result, we were required to certify with regard to one unexpired patent listed in the Orange Book for Entocort EC that Uceris does not infringe such patent or that the patent is invalid. Although we believe that we have meritorious non-infringement and/or invalidity positions with regard to such patent, it is possible that following our certification, the NDA holder and the patent owner for Entocort EC could elect to file suit against us, which in turn could result in a delay of approval for up to 30 months. The outcome of any such litigation could be uncertain and defending such litigation could be expensive, time-consuming and distracting to management.

Rhucin (recombinant human C1 inhibitor)

We have licensed rights to develop and commercialize Rhucin pursuant to license and supply agreements with Pharming Group NV, or Pharming. In December 2010, Pharming submitted a BLA for Rhucin to the FDA seeking approval to market Rhucin for the treatment of acute angioedema attacks in patients with hereditary angioedema, or HAE. In February 2011, based on prior discussions with the FDA, Pharming initiated a placebo-controlled, double-blind clinical study to provide additional data in support of the 50 U/kg dose of Rhucin for the treatment of HAE.

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

In late March 2011, we and Pharming met with the FDA to discuss the FDA refusal to file letter and to gain further clarification on the protocol for the ongoing study. In August 2011, we and Pharming reached an agreement with the FDA on the protocol for the study through the Special Protocol Assessment, or SPA, process, which included an increase of the number of patients from 50 to approximately 75 and a modification of the manner in which the primary endpoint will be assessed. The study protocol also includes an open-label extension to further evaluate the efficacy, safety and immunogenicity of Rhucin at 50 U/kg for the repeated treatment of acute HAE attacks.

We currently expect that the phase III study will be completed by the third quarter of 2012. However, the timing estimate is dependent on the rate of enrollment, as well as other general risks associated with the conduct of the study.

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

Rifamycin SV MMX

In June 2010, we initiated a phase III clinical study evaluating rifamycin SV MMX in patients with travelers’ diarrhea pursuant to our strategic collaboration with Cosmo, and we anticipate that the study will be completed in the second half of 2012. Our ongoing phase III clinical study is being conducted in Mexico and Guatemala, and to date, enrollment has been slower than anticipated due to a variety of circumstances, including a decrease in tourism and student travel in these countries. Cosmo’s European partner Dr. Falk Pharma GmbH, or Dr. Falk, initiated its phase III clinical study in October 2010, the results of which are also intended to support approval in the U.S. Given the delays in enrollment, among other potential risks, we cannot be certain that we and Dr. Falk will be able to complete our respective planned studies in a timely and successful manner.

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

As an integral component of our clinical development programs, we engage clinical investigators and clinical research organizations, or CROs, to enroll patients and conduct and manage our clinical studies, including CROs located both within and outside the U.S. In addition, it is anticipated that U.S. regulatory approval for each of the Uceris, Rhucin and rifamycin SV MMX development products will be supported in part by clinical studies that have been or are being conducted by our strategic partners in connection with CROs or other third parties. Accordingly, our ability to successfully commercialize these products is subject to risks associated with our agreements with these partners, including the potential for early termination of the agreements and the financial condition of our partners. As a result, many key aspects of this process have been and will be out of our direct control and are impacted by general conditions both within and outside the U.S. If the CROs and other third parties that we rely on for patient enrollment and other portions of our clinical studies fail to perform the clinical studies in a timely and satisfactory manner and in compliance with applicable U.S. and foreign regulations, including the FDA’s regulations relating to good clinical practices, we could face significant delays in completing our clinical studies or we may be unable to rely in the future on the clinical data generated. If these CROs or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our patient enrollment criteria, our clinical protocols, regulatory requirements or for other reasons, our clinical studies may be extended, delayed or terminated, we may be required to repeat one or more of our clinical studies and we may be unable to obtain or maintain regulatory approval for or successfully commercialize our products.

Due to Par’s decision to launch its generic product, sales of our Zegerid brand and authorized generic prescription products have been significantly less than historical sales, which will continue to negatively impact our overall financial results.

In April 2010, the U.S. District Court for the District of Delaware ruled that certain patents covering our Zegerid prescription products were invalid due to obviousness. These patents were the subject of lawsuits we filed in 2007 in response to abbreviated new drug applications, or ANDAs, filed by Par Pharmaceutical, Inc., or Par, with the FDA. In May 2010, we filed an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. Oral arguments in the appeal were held on May 2, 2011, and we are awaiting the decision on the appeal. Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the timing or outcome of the appeal.

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

Our Glumetza, Cycloset and Fenoglide prescription products currently compete with many other drug products.

The Glumetza prescription products compete with many other products, including:

•	other branded immediate-release and extended-release metformin products (such as Fortamet®, Glucophage® and Glucophage XR®);

•	generic immediate-release and extended-release metformin products; and

•	other prescription diabetes treatments.

In addition, various companies are developing new products that may compete with the Glumetza products in the future. Although developed independently from Depomed, Merck has a license to use Depomed’s extended-release patents in combination with sitagliptin for Merck’s Janumet® product which was recently approved by the FDA. In addition, Depomed has licensed rights to use its extended-release patents in combination with canagliflozin, a sodium-glucose transporter-2, or SGLT2, compound being developed by Janssen. Depomed has also licensed rights to use its extended-release metformin patents to Boehringer Ingelheim for use with certain of its proprietary compounds. The Glumetza prescription products are also the subject of two pending ANDAs and related patent infringement litigation. If the litigation is resolved unfavorably to our licensor, Depomed, we may face competition from generic versions of 500 mg and 1000 mg dosage strengths of Glumetza prior to patent expiry.

Like Glumetza, our Cycloset prescription product competes with many other products, including:

•	dipeptidyl peptidase IV inhibitors, or DPP-4, products (such as Januvia® and Onglyza™);

•	glucagon-like peptide 1, or GLP-1, receptor agonist products (such as Byetta,® Victoza® and Bydureon™);

•	thiazolidinedione, or TZD, products (such as Avandia® and Actos®);

•	sulfonylureas products (such as Amaryl® and Glynase®); and

•	branded and generic metformin products.

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

The Fenoglide prescription products compete with many other products, including:

•	other branded and generic formulations of fenofibrate (such as Tricor®, Antara® and Lipofen®), gemfibrozil (such as Lopid®), and fenofibric acid (such as Trilipix®); and

•	other prescription treatments for primary hyperlipidemia, mixed dyslipidemia, and hypertriglyceridemia (such as statins and niacin).

In addition, various companies are developing new products that may compete with Fenoglide in the future. For example, monoclonal antibodies targeting PCSK9 for reducing LDL-C could compete with Fenoglide in the future. In addition, companies could develop combination products with fenofibrate as one of the active ingredients for the treatment of primary hyperlipidemia, mixed lipidemia, or hypertriglyceridemia. For example, rosuvastatin calcium and fenofibric acid are being studied in combination for the treatment of mixed dyslipidemia.

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

Our ability to generate revenues also depends on the success of our strategic alliances with Merck and GSK.

Our ability to generate revenues in the longer term will also depend on whether our strategic alliances with Merck and GSK lead to the successful commercialization of additional omeprazole products, and we cannot be certain that we will receive any additional milestone payments or sales-based royalties from these alliances. Under these agreements, we depend on the efforts of Merck and GSK, and we have limited control over their commercialization efforts. We are also subject to the risk of termination of each of these agreements.

We cannot be certain that these strategic partners will continue to devote significant resources to the sale or development of products under the agreements. Any determination by Merck or GSK to cease promotion or development of products under our strategic alliances would limit our potential to receive additional payments under these agreements, and adversely affect our ability to generate sufficient revenues to grow our business.

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

In connection with the license of rights to Fenoglide, we assumed a commercial supply and packaging agreement with Catalent Pharma Solutions, LLC, or Catalent, and accordingly, we rely on a Catalent facility located in Kentucky as the sole third-party manufacturer for Fenoglide.

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

For our SAN-300 development-stage product, we are utilizing clinical trial material previously manufactured by Biogen. In the future, Biogen has a right of first offer to supply our product requirements. We plan to contract with a third-party manufacturer in the event Biogen elects not to supply our product requirements.

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

The Patient Protection and Affordable Care Act, or PPACA, enacted in 2010, imposes new reporting and disclosure requirements for pharmaceutical and device manufacturers with regard to payments or other transfers of value made to physicians and teaching hospitals. In addition, pharmaceutical and device manufacturers will also be required to report and disclose investment interests held by physicians and their immediate family members during the preceding calendar year. The first reports under these provisions are due by March 31, 2013. Failure to submit required information may result in civil monetary penalties for payments, transfers of value or ownership or investment interests not reported in an annual submission. The reforms imposed by the PPACA will significantly impact the pharmaceutical industry; however, the full effects of the new law cannot be known until these provisions are implemented and the Centers for Medicare & Medicaid Services and other federal and state agencies issue applicable regulations or guidance. It is also possible that the PPACA may be modified or repealed in the future.

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

In March 2010, the President signed the PPACA, which makes extensive changes to the delivery of healthcare in the U.S. This act includes numerous provisions that affect pharmaceutical companies, some of which are effective immediately and others of which will be taking effect over the next several years. For example, the act seeks to expand healthcare coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The act also imposes substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit, an annual fee imposed on all manufacturers of brand prescription drugs in the U.S., increased disclosure obligations and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics. The act also contains cost-containment measures that could reduce reimbursement levels for healthcare items and services generally, including pharmaceuticals. It also will require reporting and public disclosure of payments and other transfers of value provided by pharmaceutical companies to physicians and teaching hospitals. These measures could result in decreased net revenues from our pharmaceutical products and decreased potential returns from our development efforts.

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

We are a small company and, as of December 31, 2011, had 241 employees. Our success depends on our continued ability to retain and motivate highly qualified management, clinical, regulatory, manufacturing, product development, business development and sales and marketing personnel. We may not be able to recruit and retain qualified personnel in the future, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results.

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

We may not have sufficient resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. In particular, we may compete with larger pharmaceutical companies and other competitors in our efforts to establish new collaborations and in-licensing opportunities. These competitors likely will have access to greater financial resources than us and may have greater expertise in identifying and evaluating new opportunities. In addition, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts.

If we become subject to unsolicited public proposals from activist stockholders due to our shifting strategic focus or otherwise, we may experience significant uncertainty that would likely be disruptive to our business and increase volatility in our stock price.

Even if we are successful in future in-licenses or acquisitions, other companies who have shifted focus to new products and additional development programs have been the target of unsolicited public proposals from activist stockholders. The unsolicited and often hostile nature of these public proposals can result in significant uncertainty for current and potential licensors, suppliers, patients, physicians and other constituencies, and can cause these parties to change or terminate their business relationships with the targeted company. Companies targeted by these unsolicited proposals from activist stockholders may not be able to attract and retain key personnel as a result of the related uncertainty. In addition, unsolicited proposals can result in related stockholder class action lawsuits. The review and consideration of an unsolicited proposal as well as any lawsuits can be a significant distraction for management and employees, and may require the expenditure of significant time, costs and other resources.

If we were to receive unsolicited public proposals from activist stockholders, we may encounter all of these risks and, as a result, may be delayed in executing our core strategy. We could be required to spend substantial resources on the evaluation of the proposal as well as the review of other opportunities that never come to fruition. If we were to receive any of these unsolicited public proposals, the future trading price of our common stock is likely to be even more volatile than the past, and could be subject to wide price fluctuations based on many factors, including uncertainty associated with the proposals.

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

In November 2009, Depomed filed a lawsuit in the U.S. District Court for the Northern District of California against Lupin Limited and its wholly owned subsidiary, Lupin Pharmaceuticals, Inc., collectively referred to herein as Lupin, for infringement of the following patents listed in the Orange Book for Glumetza: U.S. Patent Nos. 6,340,475; 6,635,280; and 6,488,962. The lawsuit was filed in response to an ANDA and paragraph IV certification filed with the FDA by Lupin regarding Lupin’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the asserted patents. In February 2012, we and Depomed entered into a settlement agreement with Lupin that grants Lupin the right to begin selling a generic version of Glumetza in February 2016, or earlier under certain circumstances. The settlement agreement is subject to review by the U.S. Department of Justice and the Federal Trade Commission, as well as entry by the U.S. District Court for the Northern District of California of an order dismissing the litigation. We cannot be certain that the settlement agreement will ultimately be approved. Any legal or regulatory challenge to the settlement agreement by the U.S. Department of Justice and/or the Federal Trade Commission could adversely impact our business and revenues.

In June 2011, Depomed filed a lawsuit in the U.S. District Court for the Northern District of New Jersey against Sun Pharma Global FZE, Sun Pharmaceutical Industries Ltd. and Sun Pharmaceutical Industries Inc., collectively referred to herein as Sun, for infringement of the patents listed in the Orange Book for Glumetza (U.S. Patent Nos. 6,723,340; 6,635,280; 6,488,962; 6,340,475; and 7,780,987), as well as U.S. Patent No. 7,736,667. Valeant International (Barbados) SRL is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA and paragraph IV certification filed with the FDA by Sun regarding Sun’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the asserted patents. Depomed commenced the lawsuit within the requisite 45 day time period, resulting in an FDA stay on the approval of Sun’s proposed products for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in November 2013. Sun has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, and has also filed counterclaims. Briefing for the Markman hearing is scheduled for the first half of 2012, and a trial date has not yet been scheduled.

Under the terms of our commercialization agreement with Depomed, Depomed will continue to manage the ongoing patent infringement lawsuit against Sun, subject to certain consent rights in favor of us, including with regard to any proposed settlements. We are responsible for 70% of the future out-of-pocket costs, and Depomed is responsible for 30% of the future out-of-pocket costs, related to patent infringement cases. Although Depomed has indicated that it intends to vigorously defend and enforce its patent rights, we are not able to predict the timing or outcome of ongoing or future actions. At this time we are unable to estimate possible losses or ranges of losses for ongoing actions.

Any adverse outcome in the litigation described above would adversely impact our business and revenues. Regardless of how these litigation matters are ultimately resolved, the litigation will continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on our business.

Cycloset

We have exclusive rights to manufacture and commercialize Cycloset in the U.S. under our distribution and license agreement with S2 and VeroScience. Currently, there are six issued U.S. patents that we have licensed from S2 and VeroScience that we believe provide coverage for Cycloset (U.S. Patent Nos. 5,468,755; 5,679,685; 5,716,957; 5,756,513; 5,866,584; and 7,888,310), with expiration dates in 2012, 2014, 2015 and 2023.

Fenoglide and Recent Patent Litigation

We have exclusive rights to manufacture and commercialize Fenoglide in the U.S. under the terms of a license agreement with Cowen Healthcare Royalty Partners, L.P., or CHRP, and Shore Therapeutics, Inc., or Shore. Currently, there is one issued U.S. patent that provides coverage for the Fenoglide products, with an expiration date in 2024.

Prior to the execution of the license agreement, Shore entered into a settlement arrangement with Impax Laboratories, Inc., or Impax, in connection with ongoing patent infringement litigation associated with Impax’s abbreviated new drug application, or ANDA, for a generic version of Fenoglide and a related paragraph IV challenge. The settlement terms grant Impax a sublicense to begin selling a generic version of Fenoglide on October 1, 2015, or earlier under certain circumstances. In February 2012, the U.S. District Court for the District of Delaware entered an order dismissing the litigation and we assumed Shore’s obligations associated with the sublicense to Impax.

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

In June 2011, Pharming filed with the PTO an application to reissue U.S. Patent No. 7,544,853, or the ’853 patent, a method of treatment patent. We, together with Pharming, intend to vigorously prosecute the reissue application; however, it is not feasible to predict the impact that the reissue proceeding may have on the scope and validity of the ‘853 patent claims. If the claims of the ‘853 patent ultimately are narrowed substantially or invalidated by the PTO, the extent of the patent coverage afforded to the Rhucin development-stage product could be impaired, which could potentially harm our business and operating results.

Rifamycin SV MMX

We have exclusive rights to develop and commercialize the rifamycin SV MMX development-stage product in the U.S. under our strategic collaboration with Cosmo. Currently, there is one issued U.S. patent that is owned by Cosmo and licensed to us that we believe provides coverage for rifamycin SV MMX (U.S. Patent No. 7,431,943), which expires in June 2020. In addition, rifamycin SV MMX, as a new chemical entity, is entitled to a period of five years of data exclusivity.

SAN-300

We acquired worldwide rights to develop and commercialize the SAN-300 development-stage product in connection with our acquisition of Covella. Currently, there are seven issued U.S. patents that are owned by Biogen and licensed to us that we believe provide coverage for SAN-300 (U.S. Patent Nos. 7,358,054; 7,462,353; 6,955,810; 7,723,073; 7,910,099; 8,084,031; and 8,084,028), which expire in 2020 and 2022. In addition, we believe SAN-300, as a biological product, is entitled under current legislation to a period of 12 years of regulatory exclusivity in the U.S.

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

Zegerid and Zegerid OTC® Patent Litigation

In April 2010, the U.S. District Court for the District of Delaware ruled that five patents covering Zegerid Capsules and Zegerid Powder for Oral Suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772) were invalid due to obviousness. These patents were the subject of lawsuits we filed in 2007 in response to ANDAs filed by Par with the FDA. In May 2010, we filed an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. Oral arguments in the appeal were held on May 2, 2011, and we are awaiting the decision on the appeal. Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the timing or outcome of the appeal.

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

In December 2011, we filed a lawsuit in the U.S. District Court for the District of New Jersey against Zydus Pharmaceuticals USA, Inc., or Zydus, for infringement of the patents listed in the Orange Book for Zegerid capsules (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; and 7,399,772). The University of Missouri, licensor of the patents, is joined in the litigation as a co-plaintiff. Also in December 2011, Merck filed a lawsuit in the U.S. District Court for the District of New Jersey against Zydus for infringement of the patents listed in the Orange Book for Zegerid OTC (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; and 7,399,772). The University of Missouri and Santarus are joined in the litigation as co-plaintiffs. Zydus had filed ANDAs with the FDA regarding its intent to market generic versions of Zegerid capsules and Zegerid OTC prior to the expiration of the listed patents. The parties in each of these lawsuits have agreed to stay the court proceedings until the earlier of the outcome of the pending appeal related to the Zegerid prescription product litigation or receipt of tentative regulatory approval for the proposed generic Zegerid capsules or Zegerid OTC products. We are not able to predict the timing or outcome of these lawsuits.

Any adverse outcome in the litigation described above would adversely impact our Zegerid and Zegerid OTC business, including the amount of, or our ability to receive, milestone payments and royalties under our agreement with Merck. For example, the royalties payable to us under our license agreement with Merck are subject to reduction in the event it is ultimately determined by the courts (with the decision being unappealable or unappealed within the time allowed for appeal) that there is no valid claim of the licensed patents covering the manufacture, use or sale of the Zegerid OTC product and third parties have received marketing approval for, and are conducting bona fide ongoing commercial sales of, generic versions of the licensed products. The ruling may also negatively impact the patent protection for the products being commercialized pursuant to our ex-US license with GSK. Although the U.S. ruling is not binding in countries outside the U.S., similar challenges to those raised in the U.S. litigation may be raised in territories outside the U.S.

Regardless of how these litigation matters are ultimately resolved, the litigation has been and will continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on our business. At this time we are unable to estimate possible losses or ranges of losses for these matters.

Exclusive License Agreement with the University of Missouri

In January 2001, we entered into an exclusive, worldwide license agreement with the University of Missouri for patents and pending patent applications relating to specific formulations of PPIs with antacids and other buffering agents and methods of using these formulations. Pursuant to the terms of the license agreement, we paid the University of Missouri an upfront licensing fee of $1.0 million in 2001, a one-time $1.0 million milestone fee in 2003 following the filing of our first NDA and a one-time $5.0 million milestone fee in July 2004 following the FDA’s approval of Zegerid Powder for Oral Suspension 20 mg. We are required to make additional milestone payments to the University of Missouri upon initial commercial sale in specified territories outside the U.S., which may total up to $3.5 million in the aggregate. We are also required to make milestone payments based on first-time achievement of significant sales thresholds, up to a maximum of $86.3 million, the first of which was a one-time $2.5 million milestone payment upon initial achievement of $100.0 million in annual calendar year net product sales, which was paid to the University of Missouri in the first quarter of 2009. We are also obligated to pay royalties to the University of Missouri on net sales of our products and any products commercialized by GSK and Merck under our existing license and distribution agreements. In addition, we are required to bear the costs of prosecuting and maintaining the licensed patents, but the University of Missouri remains responsible for prosecution of any applications. Under the license agreement, we are also required to carry occurrence-based liability insurance with policy limits of at least $5.0 million per occurrence and a $10.0 million annual aggregate.

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

The extent of our future operating losses and our ability to sustain profitability are highly uncertain. We have been engaged in developing and commercializing drugs and have generated significant operating losses since our inception in December 1996. Our commercial activities and continued product development and clinical activities will require significant expenditures. For the year ended December 31, 2011, we recognized $118.8 million in total revenues, and, as of December 31, 2011, we had an accumulated deficit of $304.2 million.

We may incur additional operating losses and capital expenditures as we support the continued marketing of the Glumetza, Cycloset and Fenoglide products and the development of our Uceris, Rhucin, rifamycin SV MMX and SAN-300 development products and any other products or development products that we acquire or in-license.

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

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the commercial success of, and demand for, currently marketed products, as well as the success and costs of our development programs are uncertain and therefore our future prospects are uncertain. The level of our revenues and results of operations at any given time will be based primarily on the following factors:

•	commercial success of the Glumetza, Cycloset and Fenoglide prescription products;

•	results of clinical studies and other development programs, including the ongoing and planned clinical programs for the Uceris, Rhucin, rifamycin SV MMX and SAN-300 development products;

•	our ability to obtain regulatory approval for our development products, including the pending NDA for Uceris, and any future products we develop or in-license;

•	potential to receive revenue from Zegerid brand and authorized generic products;

•

whether we are able to maintain patent protection for our products, including whether favorable outcomes are obtained in our pending appeal relating to our Zegerid prescription products and the pending patent infringement lawsuits relating to our Glumetza prescription product and Zegerid OTC;

•	interruption in the manufacturing or distribution of our products;

•

progress under our strategic alliances with Merck and GSK, including the impact on these alliances from generic competition and the potential for early termination of, or reduced payments under, the related agreements;

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

Our existing universal shelf registration statement, which was declared effective in December 2011, may permit us, from time to time, to offer and sell up to approximately $75.0 million of equity or debt securities. However, there can be no assurance that we will be able to complete any such offerings of securities. Factors influencing the availability of additional financing include the progress of our commercial and development activities, investor perception of our prospects and the general condition of the financial markets, among others.

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

Under our loan agreement with Comerica, we are subject to specified affirmative and negative covenants, including limitations on our ability: to undergo certain change of control events; to convey, sell, lease, license, transfer or otherwise dispose of assets; to create, incur, assume, guarantee or be liable with respect to certain indebtedness; to grant liens; to pay dividends and make certain other restricted payments; and to make investments. In addition, under the loan agreement we are required to maintain our cash balances with either Comerica or another financial institution covered by a control agreement for the benefit of Comerica. We are also subject to specified financial covenants with respect to a minimum liquidity ratio and, in specified limited circumstances, minimum EBITDA requirements, as defined in the loan agreement. Our subsidiary must also guarantee our obligations under the loan agreement, and we are required to pledge the stock of our subsidiary to the lender to secure our obligations under the loan agreement.

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

As of December 31, 2011, we had Federal and state income tax net operating loss carryforwards, or NOLs, of approximately $163.0 million and $155.5 million, respectively. Our ability to use our NOLs to offset taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOLs, and we cannot predict with certainty whether we will be able to generate future taxable income. In addition, even if we generate taxable income, realization of our NOLs to offset taxes that would otherwise be due could be restricted by annual limitations on use of NOLs triggered by an “ownership change” under Section 382 of the Internal Revenue Code and similar state provisions. An “ownership change” may occur when there is a 50% or greater change in total ownership of our company by one or more 5% shareholders within a three-year period. The loss of some or all of our NOLs could materially and adversely affect our business, financial condition and results of operations. In addition, California and certain states have suspended use of NOLs for certain taxable years, and other states may consider similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use NOLs in states in which we are subject to income tax could have an adverse impact on our operating results and financial condition.

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

The market prices for securities of specialty biopharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. For example, during the year ended December 31, 2011, the trading prices for our common stock ranged from a high of $3.70 to a low of $2.40. In addition, we have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Furthermore, our loan agreement with Comerica prohibits us from paying dividends. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment.

The trading price of our common stock may continue to fluctuate substantially as a result of one or more of the following factors:

•

announcements concerning our commercial progress and activities, including sales and revenue trends for the Glumetza, Cycloset and Fenoglide products we promote and the status of the patent litigation relating to Glumetza;

•

announcements concerning our products or competitive products, including progress under development programs, results of clinical studies or status of regulatory submissions, such as the NDA submitted for Uceris;

•

the status of the generic versions of our Zegerid prescription products offered by Par and Prasco, and any additional generic products that may be offered in the future, as well as developments in the pending appeal relating to our Zegerid prescription products and the pending litigation concerning Zegerid OTC;

•	announcements concerning any recalls or supply interruptions caused by manufacturing issues or otherwise;

•	developments, including announcements concerning progress, delays or terminations, pursuant to our strategic alliances with Merck and GSK;

•	announcements made by our strategic partners concerning their business or the products they develop or promote;

•	other disputes or developments concerning proprietary rights, including patents and trade secrets, litigation matters, and our ability to patent or otherwise protect our products and technologies;

•	conditions or trends in the pharmaceutical and biotechnology industries, including the impact of healthcare reform;

•	fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	changes in, or our failure to meet or exceed, investors’ and securities analysts’ expectations;

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

In December 2010, a complaint styled as a putative class action was filed against us in the U.S. District Court for the Southern District of New York by a person employed at the time by us as a sales representative and on behalf of a class of similarly situated current and former employees. The complaint sought damages for alleged violations of the New York Labor Law 650 §§ et seq. and the federal Fair Labor Standards Act, including failure to pay for overtime work. We denied all claims asserted in the complaint, and the case was never certified as a class action. Although we settled this case in February 2012, it is possible that a similar action may be filed against us in the future. Over the last several years, similar class action lawsuits have been filed against many other pharmaceutical companies alleging that the companies’ sales representatives have been misclassified as exempt employees under the federal Fair Labor Standards Act and applicable state laws. The issue of whether certain pharmaceutical sales representatives are exempt under federal law’s outside sales exemption is currently under review by the U.S. Supreme Court. We cannot be certain about how the U.S. Supreme Court will rule on the outside sales exemption or on how any ruling in that case will impact any claims that may arise in the future.

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

Our primary office facility consists of approximately 27,000 square feet in San Diego, California. We sublease our primary office facility pursuant to a sublease agreement that expires in February 2013.

Item 3.	Legal Proceedings

Glumetza® Patent Litigation

In November 2009, Depomed, Inc., or Depomed, filed a lawsuit in the U.S. District Court for the Northern District of California against Lupin Limited and its wholly owned subsidiary, Lupin Pharmaceuticals, Inc., collectively referred to herein as Lupin, for infringement of the following patents listed in the Orange Book for Glumetza: U.S. Patent Nos. 6,340,475; 6,635,280; and 6,488,962. The lawsuit was filed in response to an ANDA and paragraph IV certification filed with the FDA by Lupin regarding Lupin’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the asserted patents. In February 2012, we and Depomed entered into a settlement agreement with Lupin that grants Lupin the right to begin selling a generic version of Glumetza in February 2016, or earlier under certain circumstances. The settlement agreement is subject to review by the U.S. Department of Justice and the Federal Trade Commission, as well as entry by the U.S. District Court for the Northern District of California of an order dismissing the litigation.

In June 2011, Depomed filed a lawsuit in the U.S. District Court for the Northern District of New Jersey against Sun Pharma Global FZE, Sun Pharmaceutical Industries Ltd. and Sun Pharmaceutical Industries Inc., collectively referred to herein as Sun, for infringement of the patents listed in the Orange Book for Glumetza (U.S. Patent Nos. 6,723,340; 6,635,280; 6,488,962; 6,340,475; and 7,780,987), as well as U.S. Patent No. 7,736,667. Valeant International (Barbados) SRL is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA and paragraph IV certification filed with the FDA by Sun regarding Sun’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the asserted patents. Depomed commenced the lawsuit within the requisite 45 day time period, resulting in an FDA stay on the approval of Sun’s proposed products for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in November 2013. Sun has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, and has also filed counterclaims. Briefing for the Markman hearing is scheduled for the first half of 2012, and a trial date has not yet been scheduled.

Under the terms of our commercialization agreement with Depomed, Depomed will continue to manage the ongoing patent infringement lawsuit against Sun, subject to certain consent rights in favor of us, including with regard to any proposed settlements. We are responsible for 70% of the future out-of-pocket costs, and Depomed is responsible for 30% of the future out-of-pocket costs, related to patent infringement cases. Although Depomed has indicated that it intends to vigorously defend and enforce its patent rights, we are not able to predict the timing or outcome of ongoing or future actions. At this time we are unable to estimate possible losses or ranges of losses for ongoing actions.

Any adverse outcome in the litigation described above would adversely impact our business and revenues. Regardless of how these litigation matters are ultimately resolved, the litigation will continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on our business.

Fenoglide Patent Litigation

Prior to the execution of our license agreement with Cowen Healthcare Royalty Partners, L.P., or CHRP, and Shore Therapeutics, Inc., or Shore, Shore entered into a settlement arrangement with Impax Laboratories, Inc., or Impax, in connection with ongoing patent infringement litigation associated with Impax’s ANDA for a generic version of Fenoglide and a related paragraph IV challenge. The settlement terms grant Impax a sublicense to begin selling a generic version of Fenoglide on October 1, 2015, or earlier under certain circumstances. In February 2012, the U.S. District Court for the District of Delaware entered an order dismissing the litigation and we assumed Shore’s obligations associated with the sublicense to Impax.

Zegerid® and Zegerid OTC® Patent Litigation

In April 2010, the U.S. District Court for the District of Delaware ruled that five patents covering Zegerid capsules and Zegerid powder for oral suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772) were invalid due to obviousness. These patents were the subject of lawsuits we filed in 2007 in response to ANDAs filed by Par Pharmaceutical, Inc., or Par, with the FDA. In May 2010, we filed an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. Oral arguments in the appeal were held on May 2, 2011, and we are awaiting the decision on the appeal. Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the timing or outcome of the appeal.

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

In December 2011, we filed a lawsuit in the U.S. District Court for the District of New Jersey against Zydus Pharmaceuticals USA, Inc., or Zydus, for infringement of the patents listed in the Orange Book for Zegerid capsules (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; and 7,399,772). The University of Missouri, licensor of the patents, is joined in the litigation as a co-plaintiff. Also in December 2011, Merck filed a lawsuit in the U.S. District Court for the District of New Jersey against Zydus for infringement of the patents listed in the Orange Book for Zegerid OTC (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; and 7,399,772). The University of Missouri and Santarus are joined in the litigation as co-plaintiffs. Zydus had filed ANDAs with the FDA regarding its intent to market generic versions of Zegerid capsules and Zegerid OTC prior to the expiration of the listed patents. The parties in each of these lawsuits have agreed to stay the court proceedings until the earlier of the outcome of the pending appeal related to the Zegerid prescription product litigation or receipt of tentative regulatory approval for the proposed generic Zegerid capsules or Zegerid OTC products. We are not able to predict the timing or outcome of these lawsuits.

Any adverse outcome in the litigation described above would adversely impact our Zegerid and Zegerid OTC business, including the amount of, or our ability to receive, milestone payments and royalties under our agreement with Merck. For example, the royalties payable to us under our license agreement with Merck are subject to reduction in the event it is ultimately determined by the courts (with the decision being unappealable or unappealed within the time allowed for appeal) that there is no valid claim of the licensed patents covering the manufacture, use or sale of the Zegerid OTC product and third parties have received marketing approval for, and are conducting bona fide ongoing commercial sales of, generic versions of the licensed products. The ruling may also negatively impact the patent protection for the products being commercialized pursuant to our ex-US license with GSK. Although the U.S. ruling is not binding in countries outside the U.S., similar challenges to those raised in the U.S. litigation may be raised in territories outside the U.S.

Regardless of how these litigation matters are ultimately resolved, the litigation has been and will continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on our business. At this time we are unable to estimate possible losses or ranges of losses for these matters.

Wage and Hour Putative Class Action Litigation

In December 2010, a complaint styled as a putative class action was filed against us in the U.S. District Court for the Southern District of New York by a person employed at the time by us as a sales representative and on behalf of a class of similarly situated current and former employees. The complaint sought damages for alleged violations of the New York Labor Law 650 §§ et seq. and the federal Fair Labor Standards Act, including failure to pay for overtime work. The complaint sought an unspecified amount for unpaid wages and overtime wages, liquidated and/or punitive damages, attorneys’ fees and other damages. We denied all claims asserted in the complaint, and the case was never certified as a class action. In February 2012, we settled this matter, and a dismissal of the case with prejudice was entered by the court in March 2012. Over the last several years, similar class action lawsuits have been filed against many other pharmaceutical companies alleging that the companies’ sales representatives have been misclassified as exempt employees under the federal Fair Labor Standards Act and applicable state laws. The issue of whether certain pharmaceutical sales representatives are exempt under federal law’s outside sales exemption is currently under review by the U.S. Supreme Court.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the Nasdaq Global Market since April 1, 2004 under the symbol SNTS. Prior to such time, there was no public market for our common stock. The following table sets forth the high and low sales prices for our common stock as reported on the Nasdaq Global Market for the periods indicated.

	High	Low
Year Ended December 31, 2010
First Quarter	$5.43	$3.47
Second Quarter	$5.67	$2.35
Third Quarter	$3.34	$2.09
Fourth Quarter	$3.69	$2.68
Year Ended December 31, 2011
First Quarter	$3.70	$2.95
Second Quarter	$3.49	$2.88
Third Quarter	$3.49	$2.40
Fourth Quarter	$3.39	$2.56

As of February 15, 2012, there were approximately 75 holders of record of our common stock.

Information about our equity compensation plans is incorporated by reference in Item 12 of Part III of this annual report on Form 10-K.

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

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock for the period December 31, 2006 through December 31, 2011, to two indices: the Nasdaq Composite Index, U.S. Companies, and the Nasdaq Pharmaceuticals Index. The graph assumes an initial investment of $100 on December 31, 2006. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return on Investment Since December 31, 2006

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/30/11
Santarus, Inc.	$100.00	$35.12	$20.05	$59.00	$41.76	$42.27
Nasdaq Composite Index, U.S. Companies	$100.00	$108.47	$66.35	$95.38	$113.19	$113.81
Nasdaq Pharmaceuticals Index	$100.00	$105.17	$97.85	$109.95	$119.20	$127.73

Item 6.	Selected Financial Data

The selected statement of operations data for the years ended December 31, 2008 and 2007, and the selected balance sheet data as of December 31, 2009, 2008 and 2007, are derived from our audited financial statements not included in this Form 10-K. The selected statement of operations data for the years ended December 31, 2011, 2010 and 2009 and the selected balance sheet data as of December 31, 2011 and 2010, are derived from the audited consolidated financial statements for such years and as of such dates, which are included elsewhere in this Form 10-K. You should read these selected financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Form 10-K.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Product sales, net	$88,153	$90,170	$119,242	$101,220	$79,403
Promotion revenue	27,339	31,365	23,631	9,837	1,803
Royalty revenue	3,295	3,571	—	—	—
Other license revenue	—	245	29,620	19,144	13,222

Total revenues	118,787	125,351	172,493	130,201	94,428
Costs and expenses:
Cost of product sales	8,852	7,715	8,294	7,345	7,301
License fees and royalties	17,898	28,576	7,976	22,257	11,117
Research and development	18,383	17,431	16,244	11,760	6,849
Selling, general and administrative	68,229	82,581	105,838	108,012	116,503
Restructuring charges	—	7,082	—	—	—

Total costs and expenses	113,362	143,385	138,352	149,374	141,770

Income (loss) from operations	5,425	(18,034)	34,141	(19,173)	(47,342)
Other income (expense):
Interest income	15	80	194	1,285	3,088
Interest expense	(459)	(461)	(460)	(95)	(11)

Total other income (expense)	(444)	(381)	(266)	1,190	3,077

Income (loss) before income taxes	4,981	(18,415)	33,875	(17,983)	(44,265)
Income tax expense	312	59	1,760	534	—

Net income (loss)	$4,669	$(18,474)	$32,115	$(18,517)	$(44,265)

Net income (loss) per share:
Basic	$0.08	$(0.31)	$0.55	$(0.36)	$(0.87)

Diluted	$0.07	$(0.31)	$0.54	$(0.36)	$(0.87)

Weighted average shares outstanding used to calculate net income (loss) per share:
Basic	60,531	58,734	57,995	51,835	51,061
Diluted	62,815	58,734	59,674	51,835	51,061

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$58,608	$60,797	$93,944	$52,037	$64,678
Working capital	38,417	34,310	47,563	3,734	25,582
Total assets	114,053	96,037	131,361	92,484	85,344
Deferred revenue, less current portion	2,163	2,635	2,678	2,436	12,722
Long-term debt	10,000	10,000	10,000	10,000	—
Other long-term liabilities	2,494	2,659	—	—	—
Total stockholders’ equity	50,088	37,983	46,916	9,323	15,348

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Selected Quarterly Financial Data (unaudited):
2011:
Product sales, net	$11,981	$14,694	$19,813	$41,665
Total revenues	22,814	26,607	26,814	42,552
Cost of product sales	1,520	1,845	2,232	3,255
Total costs and expenses	23,207	23,772	25,948	40,435
Net income (loss)	(516)	2,706	563	1,916
Net income (loss) per share:
Basic	(0.01)	0.04	0.01	0.03
Diluted	(0.01)	0.04	0.01	0.03
2010:
Product sales, net	$29,010	$32,866	$10,972	$17,322
Total revenues	39,749	41,674	18,074	25,854
Cost of product sales	1,573	3,793	1,189	1,160
Total costs and expenses	36,089	35,559	43,917	27,820
Net income (loss)	3,311	6,025	(25,746)	(2,064)
Net income (loss) per share:
Basic	0.06	0.10	(0.44)	(0.03)
Diluted	0.05	0.10	(0.44)	(0.03)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our commercial organization currently promotes the following products in the U.S. prescription pharmaceutical market:

•

Glumetza® (metformin hydrochloride extended release tablets) is available in 500 mg and 1000 mg tablets and is a once-daily, extended-release formulation of metformin that incorporates patented drug delivery technology. Glumetza is indicated as an adjunct to diet and exercise to improve glycemic control in adult patients with type 2 diabetes.

•

Cycloset® (bromocriptine mesylate) is available in 0.8 mg tablets and is a novel formulation of bromocriptine, a dopamine receptor agonist that acts on the central nervous system. Cycloset is indicated as an adjunct to diet and exercise to improve glycemic control in adult patients with type 2 diabetes.

•

Fenoglide® (fenofibrate) is available in 40 mg and 120 mg tablets and is a proprietary formulation of fenofibrate that incorporates patented drug delivery technology and provides the lowest prescription fenofibrate dose currently available. Fenoglide is indicated as an adjunct to diet to reduce elevated low-density lipoprotein-cholesterol, or LDL-C, total cholesterol, triglycerides and apolipoprotein B, or Apo B, and to increase high-density lipoprotein-cholesterol, or HDL-C, in adult patients with primary hyperlipidemia or mixed dyslipidemia. Fenoglide also is indicated as an adjunct to diet for treatment of adult patients with hypertriglyceridemia.

We also sell but do not promote Zegerid® (omeprazole/sodium bicarbonate) prescription products in the U.S., which are immediate-release formulations of the proton pump inhibitor, or PPI, omeprazole. In addition, we receive a percentage of the gross margin on sales of an authorized generic version of our Zegerid capsules product under a distribution and supply agreement with Prasco LLC, or Prasco.

In addition to our commercial products, we are focused on advancing the following development-stage products to commercialization:

•

Uceris™ (budesonide) is a locally acting, non-systemic corticosteroid in a novel, patented, oral tablet formulation that utilizes proprietary MMX multi-matrix system technology, which is designed to result in the controlled release and distribution of budesonide throughout the length of the colon. In February 2012, our new drug application, or NDA, seeking approval to market Uceris 9 mg tablets for the induction of remission of mild to moderate active ulcerative colitis was accepted for filing by the U.S. Food and Drug Administration, or FDA.

•

Rhucin® (recombinant human C1 inhibitor) is a recombinant version of the human protein C1 inhibitor, which is produced using proprietary transgenic technology. Rhucin is currently being evaluated in a phase III clinical study under a special protocol assessment, or SPA, with the FDA for the treatment of acute attacks of angioedema in patients with hereditary angioedema, or HAE.

•

Rifamycin SV MMX® is a broad spectrum, non-systemic antibiotic in a novel oral tablet formulation, which utilizes proprietary MMX colonic delivery technology. Rifamycin SV MMX is currently being investigated in a phase III clinical program in patients with travelers’ diarrhea.

•

SAN-300 (anti-VLA-1 antibody) is a novel early stage anti-VLA-1 monoclonal antibody, or mAb, development compound that we initially expect to develop for the treatment of rheumatoid arthritis. SAN-300 is currently being evaluated in a phase I dose-escalation clinical study to determine the safety, tolerability, pharmacokinetics and pharmacodynamics of single doses of SAN-300.

To leverage our PPI technology and diversify our sources of revenue, we have licensed certain exclusive rights to MSD Consumer Products, Inc., a subsidiary of Merck & Co., Inc., or Merck, to develop, manufacture and sell Zegerid OTC® products in the U.S. and Canada. We have also licensed certain exclusive rights to Glaxo Group Limited, an affiliate of GlaxoSmithKline, plc, or GSK, to develop, manufacture and commercialize prescription and over-the-counter, or OTC, products in up to 114 specified countries (including markets within Africa, Asia, the Middle-East, and Central and South America).

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

Principles of Consolidation

Our consolidated financial statements include the accounts of Santarus and its wholly owned subsidiary, Covella Pharmaceuticals, Inc., or Covella. We do not have any interest in variable interest entities. All material intercompany transactions and balances have been eliminated in consolidation.

Inventories and Related Reserves

Inventories are stated at the lower of cost or market (net realizable value). Cost is determined by the first-in, first-out method. Inventories consist of finished goods and raw materials used in the manufacture of our commercial products. We provide reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales.

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

We accounted for the commercialization agreement with Depomed, Inc., or Depomed, entered into in August 2011 in accordance with the revised authoritative guidance for business combinations. The purchase consideration was comprised of cash payments for the purchase of existing inventory, and the entire purchase price was allocated to inventory, as cost approximated fair value, and no other assets were acquired and no liabilities were assumed in the transaction. Under the commercialization agreement, we have an obligation to pay royalties to Depomed based on Glumetza net product sales. These royalties are being expensed as incurred as we determined that the royalty rates reflect reasonable market rates for the manufacturing and commercialization rights we were granted under the commercialization agreement.

We accounted for the license agreement with Cowen Healthcare Royalty Partners, L.P., or CHRP, and Shore Therapeutics, Inc., or Shore, in accordance with the revised authoritative guidance for business combinations. The purchase consideration was comprised of an upfront cash payment, and the purchase price was allocated to prepaid royalty expense and intangible assets related to the license agreement. There were no other assets acquired or liabilities assumed under the license agreement. Under the license agreement, we have an obligation to pay royalties to Shore based on Fenoglide net product sales and certain one-time success-based milestones contingent on sales achievement. These royalties and sales milestones will be expensed as incurred as we determined that the royalty rates and sales milestone amounts reflect reasonable market rates for the manufacturing and commercialization rights granted under the license agreement.

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

IPR&D will not be amortized until the related development process is complete, and goodwill is not amortized. License agreements and other intangible assets are amortized over their estimated useful lives. If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fair value is determined by a combination of third-party sources and forecasted discounted cash flows. In addition, we base the useful lives and related amortization expense on our estimate of the period that the assets will generate revenues or otherwise be used. We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. A change in any of the above-mentioned factors or estimates could result in an impairment charge which could negatively impact our results of operations. We have not recognized any impairment charges on our intangible assets or goodwill through December 31, 2011.

Revenue Recognition

We recognize revenue when there is persuasive evidence that an arrangement exists, title has passed, the price is fixed or determinable, and collectability is reasonably assured.

Product Sales, Net. We sell our Glumetza, Cycloset, Fenoglide and Zegerid products primarily to pharmaceutical wholesale distributors. We are obligated to accept from customers products that are returned within six months of their expiration date or up to 12 months beyond their expiration date. The shelf life of our products from the date of manufacture is as follows: Glumetza (24 to 48 months); Cycloset (18 months); Fenoglide (24 to 36 months); and Zegerid (36 months). We authorize returns for expired or damaged products in accordance with our return goods policy and procedures. We issue credit to the customer for expired or damaged returned product. We rarely exchange product from inventory for returned product. At the time of sale, we record our estimates for product returns as a reduction to revenue at full sales value with a corresponding increase in the allowance for product returns liability. Actual returns are recorded as a reduction to the allowance for product returns liability at sales value with a corresponding decrease in accounts receivable for credit issued to the customer.

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

Our allowance for product returns was $13.9 million as of December 31, 2011 and $13.5 million as of December 31, 2010. We recognize product sales at the time title passes to our customers, and we provide for an estimate of future product returns at that time based upon historical product returns trends, analysis of product expiration dating and estimated inventory levels in the distribution channel, review of returns trends for similar products, if available, and the other factors discussed above. Due to the lengthy shelf life of our products and the terms of our returns policy, there may be a significant time lag between the date we determine the estimated allowance and when we receive the product return and issue credit to a customer. Therefore, the amount of returns processed against the allowance in a particular year generally has no direct correlation to the product sales in the same year, and we may record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods.

We have been tracking our Zegerid product returns history by individual production batches from the time of our first commercial product launch of Zegerid powder for oral suspension 20 mg in late 2004, taking into consideration product expiration dating and estimated inventory levels in the distribution channel. We launched Cycloset in November 2010 and began distributing Fenoglide in December 2011. We have provided for an estimate of Cycloset and Fenoglide product returns based upon our review of returns trends for similar products and taking into consideration the effect of a product’s shelf life on its returns history. Under a new commercialization agreement with Depomed, we began distributing and recording product sales for Glumetza in September 2011. We have provided for an estimate of Glumetza product returns based upon the Glumetza product returns history and taking into consideration the effect of a product’s shelf life on its returns history.

Our provision for product returns provided in Schedule II – Valuation and Qualifying Accounts for 2011, 2010 and 2009 was approximately $4.9 million, $2.6 million and $4.6 million, respectively, which reflected an increase in the provision for product returns as a percentage of the related gross product sales from 2010 to 2011 and a decrease in the provision for product returns as a percentage of the related gross product sales from 2009 to 2010. The increase in the provision for product returns as a percentage of the related gross product sales from 2010 to 2011 reflects the higher estimated returns rates of certain of our Cycloset and Glumetza products due to the shorter shelf lives of these products. The decrease in the provision for product returns as a percentage of the related gross product sales from 2009 to 2010 was based on our analysis of our Zegerid product returns history since the first commercial launch of Zegerid powder for oral suspension 20 mg in late 2004 through the end of 2010, which analysis reflected decreases in the actual returns rates for our Zegerid products over time. Although we have experienced decreased sales volumes of our Zegerid products resulting from Par Pharmaceutical, Inc.’s, or Par’s, commencement of commercial sale of a generic version of our Zegerid capsules in late June 2010, given the lengthy shelf life of our Zegerid products (i.e. 36 months from the date of manufacture), we determined that our allowance for product returns was adequate, and no increase in the returns rate was necessary in 2010.

Our allowance for rebates, chargebacks and other discounts was $13.8 million as of December 31, 2011 and $13.7 million as of December 31, 2010. These allowances reflect an estimate of our liability for rebates due to managed care organizations under specific contracts, rebates due to various organizations under Medicare contracts and regulations, chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. We estimate our liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, we evaluate our outstanding contracts and apply the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, we project the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by us and/or our competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date we determine the estimated allowance and when we make the contractual payment or issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods. For the year ended December 31, 2011, we recorded a decrease in our estimated allowance for accrued rebates associated with product sales in prior periods of $1.4 million due to decreased utilization under, as well as the termination of, certain of our managed care and other contracts associated with our Zegerid products. Our estimate for accrued rebates was impacted by reduced sales volumes resulting from Par’s commencement of its commercial sale of a generic version of Zegerid capsules prescription products and our decision to cease promotion of our Zegerid prescription products at that time. Absent this discrete event, actual results were not materially different from our estimates for the year ended December 31, 2011. For the years ended December 31, 2010 and 2009, actual results were not materially different from our estimates.

Our provision for cash discounts, chargebacks and other sales discounts provided in Schedule II – Valuation and Qualifying Accounts for 2011, 2010 and 2009 was approximately $10.7 million, $10.3 million and $16.9 million, respectively. The provision for cash discounts, chargebacks and other sales discounts as a percentage of the related gross product sales increased from 2010 to 2011 and remained relatively consistent from 2009 to 2010. The provision for cash discounts, chargebacks and other sales discounts as a percentage of the related gross product sales is impacted by utilization under contracts as well as the specific contractual terms. The increase in cash discounts, chargebacks and other sales discounts as a percentage of the related gross product sales from 2010 to 2011 reflected an increase in wholesaler fees. In addition, as a result of Par’s launch of the generic version of Zegerid capsules in late June 2010, sales under chargeback contracts for Zegerid capsules generally decreased at a lower rate than the non-contracted portion of the Zegerid business in 2011.

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

Promotion, Royalty and Other License Revenue. We analyze each element of our promotion and licensing agreements to determine the appropriate revenue recognition. Prior to January 1, 2011, we recognized revenue on upfront payments over the period of significant involvement under the related agreements unless the fee was in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation existed under the contract. Effective January 1, 2011, we adopted the authoritative guidance for revenue arrangements with multiple deliverables materially modified or entered into after December 31, 2010. Under this guidance, we identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting. Upfront license fees are generally recognized upon delivery of the license if the facts and circumstances dictate that the license has standalone value from any undelivered items, the relative selling price allocation of the license is equal to or exceeds the upfront license fees, persuasive evidence of an arrangement exists, our price to the partner is fixed or determinable and collectability is reasonably assured. Upfront license fees are deferred if facts and circumstances dictate that the license does not have standalone value. The determination of the length of the period over which to defer revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period.

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

Stock-Based Compensation

We estimate the fair value of stock options and employee stock purchase plan rights granted using the Black-Scholes valuation model. This estimate is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the expected volatility of our stock price, the expected life of the stock option, the risk-free interest rate and expected dividends. In determining our volatility factor, we perform an analysis of the historical volatility of our common stock for a period corresponding to the expected life of the options. In addition, we consider the expected volatility of similar entities. In evaluating similar entities, we consider factors such as industry, stage of development, size and financial leverage. In determining the expected life of the options, we use the “simplified” method. Under this method, the expected life is presumed to be the mid-point between the vesting date and the end of the contractual term. We will continue to use the “simplified” method until we have sufficient historical exercise data to estimate the expected life of the options.

The fair value of options granted is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period ranging from one to four years. Pre-vesting forfeitures were estimated to be approximately 0% for the years ended December 31, 2011, 2010 and 2009 as the majority of options granted contain monthly vesting terms.

The following table includes stock-based compensation recognized in our consolidated statements of operations (in thousands):

	Years Ended December 31,
	2011	2010	2009
Cost of product sales	$158	$140	$101
Research and development	869	709	598
Selling, general and administrative	4,335	4,192	3,870
Restructuring charges	—	352	—

Total	$5,362	$5,393	$4,569

As of December 31, 2011, total unrecognized compensation cost related to stock options was approximately $10.7 million, and the weighted average period over which it was expected to be recognized was 2.6 years.

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

In March 2010, the FASB ratified the final consensus that offers an alternative method of revenue recognition for milestone payments. The guidance states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone, as defined in the guidance, in its entirety in the period in which the milestone is achieved. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted, provided that the revised guidance is applied retrospectively to the beginning of the year of adoption. We elected to adopt this guidance prospectively, effective for our fiscal year beginning January 1, 2011. Upon adoption, the guidance did not have a material impact on our consolidated financial statements.

In September 2009, the FASB revised the authoritative guidance for revenue arrangements with multiple deliverables. The guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. We elected to adopt this guidance prospectively, effective for our fiscal year beginning January 1, 2011. Upon adoption, the guidance did not have a material impact on our consolidated financial statements.

Pending Adoption of Recent Accounting Pronouncements

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income. This newly issued authoritative guidance (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this authoritative guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. The authoritative guidance is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued guidance which defers the requirement for entities to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. This requirement has been indefinitely deferred and will be further deliberated by the FASB at a future date. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of the new guidance. We do not expect the adoption of this guidance to have a material impact on our future financial position or results of operations.

In September 2011, the FASB issued an update to the authoritative guidance on performing goodwill impairment testing. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required; otherwise, no further testing is required. The revised guidance does not change how goodwill is calculated or assigned to reporting units, does not revise the requirement to test goodwill annually for impairment, and does not amend the requirement to test goodwill for impairment between annual tests if events and circumstances warrant. The revised authoritative guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect the adoption of this statement to have a material impact on our future financial position and results of operations.

Results of Operations

Comparison of Years Ended December 31, 2011, 2010 and 2009

Product Sales, Net. Product sales, net were $88.2 million for 2011, $90.2 million for 2010 and $119.3 million for 2009 and consisted of sales of Zegerid capsules and Zegerid powder for oral suspension. In 2011 and 2010, product sales, net also consisted of sales of the authorized generic version of Zegerid capsules under our distribution and supply agreement with Prasco and sales of Cycloset which we launched in November 2010. In 2011, product sales, net also consisted of sales of Glumetza which we began distributing in September 2011 and Fenoglide which we began distributing in December 2011. The $2.0 million decrease in product sales, net from 2010 to 2011was comprised of approximately $46.2 million related to a decrease in sales of our Zegerid products, including the authorized generic products, partially offset by approximately $36.4 million in sales of Glumetza and an increase of approximately $7.8 million in sales of Cycloset. The $29.1 million decrease in product sales, net from 2009 to 2010 was comprised of approximately $38.5 million related to a decrease in sales volume comprised primarily of our Zegerid products, including the authorized generic products, offset by approximately $9.4 million related to increased average selling prices. The decrease in Zegerid sales volume from 2010 to 2011 and 2009 to 2010 resulted from Par’s commencement of commercial sale of its generic version of our Zegerid capsules prescription products in late June 2010.

Promotion Revenue. Promotion revenue was $27.3 million for 2011, $31.4 million for 2010 and $23.6 million for 2009 and was comprised of fees earned under our promotion agreement with Depomed for the promotion of Glumetza prescription products. Promotion revenue for 2011 was based on Glumetza sales recorded by Depomed for January through August 2011 and which sales were impacted by an increase of $3.5 million in Depomed’s allowance for product returns related to a Glumetza pricing action taken in August 2011. The promotion agreement was replaced by a new commercialization agreement with Depomed under which we began distributing and recording product sales for Glumetza in September 2011. Glumetza 500 mg was the subject of a voluntary recall and supply interruption which resulted in the unavailability of this dosage strength from June 2010 through early January 2011. Shipments of Glumetza 500 mg resumed in January 2011.

Royalty Revenue. Royalty revenue was $3.3 million for 2011 and $3.6 million for 2010 and was comprised of royalty revenue earned under our license agreement with Merck for Zegerid OTC and our license agreement with GSK for prescription and OTC immediate-release omeprazole products in specified countries outside the U.S. Merck commenced commercial sales of Zegerid OTC products in the first quarter of 2010, and GSK commenced commercial sales in Mexico in the second quarter of 2011 and Kenya in the fourth quarter of 2011. There was no royalty revenue for 2009.

Other License Revenue. Other license revenue was $245,000 for 2010 and was comprised of the remaining amortization of the upfront payment we received in October 2009 in connection with our license agreement with Norgine B.V., or Norgine. Other license revenue was $29.6 million for 2009 and included a $20.0 million one-time nonrefundable milestone payment we received from Merck in December 2009 following the approval of the new drug application, or NDA, submitted by Merck for Zegerid OTC. We recognized the milestone payment of $20.0 million in other license revenue in 2009 due to the substantive nature of the milestone achieved. Other license revenue in 2009 also included amortization of upfront payments under license agreements received from Norgine in 2009, GSK in 2007 and Merck in 2006. There was no other license revenue in 2011.

Cost of Product Sales. Cost of product sales was $8.9 million for 2011, $7.7 million for 2010 and $8.3 million for 2009, or approximately 10%, 9% and 7% of net product sales, respectively. Cost of product sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Glumetza, Cycloset, Fenoglide and Zegerid prescription products as well as shipments to Prasco of the authorized generic version of Zegerid capsules. Cost of product sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales. The increase in our cost of product sales as a percentage of net product sales from 2010 to 2011 was primarily attributable to certain fixed costs being applied to decreased sales volumes and higher manufacturing costs associated with Glumetza and Cycloset. The increase in our cost of product sales as a percentage of net product sales from 2009 to 2010 was primarily attributable to a reserve of approximately $1.5 million recognized in 2010 against on-hand inventories of our Zegerid products in connection with the launch of generic and authorized generic versions of prescription Zegerid capsules and our related decision to cease promotion of Zegerid.

License Fees and Royalties. License fees and royalties were $17.9 million for 2011, $28.6 million for 2010 and $8.0 million for 2009. License fees and royalties consist of royalties due to the University of Missouri based upon net product sales of our Zegerid prescription products, sales of Zegerid OTC by Merck under our license agreement and products sold by GSK under our license agreement, and royalties due to Depomed under our commercialization agreement based upon net product sales of Glumetza. In addition, license fees and royalties include milestone payments and upfront fees expensed or amortized under license agreements, as well as amounts payable to S2 Therapeutics, Inc., or S2, and VeroScience, LLC, or VeroScience, based on a percentage of the gross margin associated with net sales of Cycloset. License fees and royalties also include changes in the fair value of contingent consideration related to business combinations. The $10.7 million decrease in license fees and royalties from 2010 to 2011 was primarily due to certain upfront fees and milestone payments expensed in 2010 as follows: a $15.0 million upfront fee we paid to Pharming Group NV, or Pharming, in September 2010 under our license and supply agreements, a $2.7 million accrual related to the one-time $3.0 million sales milestone due to Depomed based on Glumetza net product sales in excess of $50.0 million during the 13-month period ending January 2011 and a milestone payment to Cosmo Technologies Limited, or Cosmo, under our license agreement based on the achievement of both of the primary endpoints in the phase III studies for Uceris. Cosmo elected to receive payment through the issuance of 972,132 shares of our common stock. The fair value of the shares issued to Cosmo was approximately $2.7 million. Additionally, the decrease in license fees and royalties from 2010 to 2011 resulted from a decrease in royalties due to the University of Missouri based on decreased sales of Zegerid prescription products. These decreases were offset in part by an increase in the product royalty payable to S2 and VeroScience based on the gross margin associated with net sales of Cycloset and the royalties due to Depomed based upon net product sales of Glumetza which commenced in September 2011. The $20.6 million increase in license fees and royalties from 2009 to 2010 was primarily due to the upfront fee paid to Pharming and the milestones paid to Depomed and Cosmo expensed in 2010.

Research and Development. Research and development expenses were $18.4 million for 2011, $17.4 million for 2010 and $16.2 million for 2009. The $1.0 million increase in our research and development expenses from 2010 to 2011 was primarily attributable to an increase in costs associated with our phase I clinical study with SAN-300 and increased compensation costs associated with an increase in research and development personnel and annual merit increases, offset in part by a decrease in costs associated with our Uceris and rifamycin SV MMX phase III clinical programs. The $1.2 million increase in our research and development expenses from 2009 to 2010 was primarily attributable to costs associated with our rifamycin SV MMX phase III clinical program which was initiated in the second quarter of 2010, start-up costs associated with our phase II proof of concept study evaluating recombinant human C1 inhibitor in early antibody mediated rejection in renal transplant patients and increased compensation costs associated with an increase in research and development personnel and annual merit increases. These increases were offset in part by a decrease in our research and development expenses related to the Uceris phase III clinical program.

In connection with our strategic collaboration with Cosmo entered into in December 2008, we are developing two product candidates targeting gastrointestinal, or GI, conditions. Uceris is a non-systemic corticosteroid in a novel oral tablet formulation, dosed one tablet once daily, which utilizes proprietary MMX colonic delivery technology and is being developed for the treatment of ulcerative colitis. We have announced statistically significant top-line results according to our statistical analysis plan from two phase III clinical studies which evaluated Uceris 9 mg for the induction of remission of mild to moderate active ulcerative colitis. Additionally, we announced top-line safety data from a 12-month, double-blind, extended use study. In December 2011, we submitted an NDA for Uceris to the FDA seeking approval to market Uceris 9 mg tablets for the induction of remission of mild to moderate active ulcerative colitis. The FDA accepted our NDA for filing in February 2012. In connection with the ongoing development and potential future commercialization of Uceris, in February 2012, we began patient enrollment in a phase IIIb multicenter, randomized, double-blind placebo-controlled clinical study evaluating whether there is an incremental benefit when Uceris 9 mg is added to current oral aminosalicylate, or 5-ASA, therapy for patients with mild to moderate active ulcerative colitis who are not adequately controlled on background 5-ASA therapy. Rifamycin SV MMX is a broad spectrum, semi-synthetic antibiotic in a novel oral tablet formulation, which utilizes proprietary MMX colonic delivery technology and is being developed for the treatment of patients with travelers’ diarrhea and potentially for other diseases that have a bacterial component in the intestine. Rifamycin SV MMX 200 mg oral tablets taken twice daily (2 times 200 mg per dose, 800 mg total daily dose) is currently being investigated in a phase III clinical program in patients with travelers’ diarrhea.

We have acquired rights to Rhucin under license and supply agreements with Pharming. Rhucin is a recombinant version of the human protein C1 inhibitor, which is produced using proprietary transgenic technology. Rhucin is currently being evaluated in a phase III clinical study at a 50 U/kg dose for the treatment of acute attacks of HAE, an orphan disease.

We have acquired the exclusive worldwide rights to SAN-300 through the acquisition of Covella and a related license agreement with Biogen Idec MA, or Biogen. SAN-300 is a humanized anti-VLA-1 mAb and has shown activity in multiple preclinical models of inflammatory and autoimmune diseases. We believe that SAN-300 may have potential application as a drug candidate in multiple inflammatory and autoimmune diseases, including rheumatoid arthritis, inflammatory bowel disease, psoriasis and organ transplantation. We initiated a multicenter, randomized, placebo-controlled, single-dose, dose-escalation phase I clinical study with SAN-300 in March 2011, which study we expect to be completed in the first half of 2012.

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

	Year Ended December 31,
	2011	2010	2009	Project to Date Through December 31, 2011(1)
Direct costs:
Uceris	$5,421	$5,711	$7,731	$22,776
Rifamycin SV MMX	1,457	2,399	648	4,504
Rhucin	175	403	—	578
SAN-300	2,508	516	—	3,024
Zegerid and other projects	376	1,644	1,733	N/A

Total direct costs	9,937	10,673	10,112
Indirect costs	8,446	6,758	6,132	N/A

Total research and development	$18,383	$17,431	$16,244

(1)	Project to date amounts are included for projects on which we are primarily focused.

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

Selling, General and Administrative. Selling, general and administrative expenses were $68.2 million, $82.6 million for 2010 and $105.8 million for 2009. The $14.4 million decrease in our selling, general and administrative expenses from 2010 to 2011 was primarily attributable to a decrease in compensation, benefits and related employee costs and a decrease in Zegerid promotional spending related to our decision to cease promotion of our Zegerid prescription products and implement a corporate restructuring in the third quarter of 2010. These decreases in selling, general and administrative expenses were offset in part by an increase in advertising and promotional spending associated with Cycloset and increased legal fees. The $23.2 million decrease in our selling, general and administrative expenses from 2009 to 2010 was primarily attributable to a decrease in compensation, benefits and related employee costs and a decrease in Zegerid promotional spending related to our decision to cease promotion of our Zegerid prescription products. The decrease in our selling, general and administrative expenses was also attributable to a decrease in legal fees associated with the patent infringement litigation against Par and a decrease in Glumetza promotional spending, offset in part by an increase in advertising and promotional spending related to the launch of Cycloset.

Restructuring Charges. As a result of our restructuring plan, we recorded a restructuring charge of $7.1 million in 2010, consisting of $5.0 million in one-time termination benefits including pay during the Worker Adjustment and Retraining Notification Act, or WARN, notice period in lieu of work, severance and healthcare benefits, $1.7 million in contract termination costs and $352,000 of non-cash stock-based compensation. Our decision to cease promotion of our Zegerid prescription products and implement a corporate restructuring resulted from Par’s decision to launch a generic version of our Zegerid prescription products in late June 2010. The corporate restructuring included a workforce reduction of approximately 34%, or 113 employees, in our commercial organization and certain other operations. We also significantly reduced the number of contract sales representatives that we utilized. We provided 60-day WARN notices to the affected employees to inform them that their employment would end at the conclusion of the 60-day period. We began notifying affected employees in July 2010 and substantially completed our restructuring plan in the third quarter of 2010.

Interest Income. Interest income was $15,000 for 2011, $80,000 for 2010 and $194,000 for 2009.

Interest Expense. Interest expense was $459,000 for 2011, $461,000 for 2010 and $460,000 for 2009. Interest expense was comprised primarily of interest due in connection with our revolving credit facility with Comerica Bank, or Comerica.

Income Tax Expense. Income tax expense was $312,000 for 2011, $59,000 for 2010 and $1.8 million for 2009. Our effective tax rate was 6.2% in 2011, (0.5)% in 2010 and 5.2% in 2009 impacted by utilization of net operating loss carryforwards in each year presented. At December 31, 2011, we had Federal and state income tax net operating loss carryforwards of approximately $163.0 million and $155.5 million, respectively. The Federal and California net operating loss carryforwards will begin to expire in 2024 and 2014, respectively, unless previously utilized. Utilization of our net operating loss carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period under the provision of Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

As of December 31, 2011, cash, cash equivalents and short-term investments were $58.6 million, compared to $60.8 million as of December 31, 2010, a decrease of $2.2 million. This net decrease resulted primarily from payment of the $11.0 million upfront fee to Shore under our license agreement and changes in operating assets and liabilities, offset in part by our net income for 2011, adjusted for non-cash charges.

Net cash provided by operating activities was $8.0 million for 2011 and $37.0 million for 2009. The primary source of cash in 2011 was our net income for 2011, adjusted for non-cash expenses, including $5.4 million in stock-based compensation and $3.1 million in depreciation and amortization, partially offset by changes in operating assets and liabilities. Significant working capital uses of cash for 2011 included increases in accounts receivable primarily related to our commencement of distribution of Glumetza in September 2011, partially offset by increases in accounts payable and accrued liabilities and decreases in prepaid expenses and other current assets. The primary source of cash in 2009 was our net income for 2009, including the $20.0 million milestone payment we received from Merck in December 2009, adjusted for non-cash expenses, including $4.6 million in stock-based compensation and $2.0 in depreciation and amortization, and changes in operating assets and liabilities. Significant working capital uses of cash for 2009 included decreases in deferred revenue and increases in accounts receivable, offset in part by increases in the allowance for product returns and accounts payable and accrued liabilities.

Net cash used in operating activities was $28.0 million for 2010. The primary use of cash for 2010 resulted from our net loss for the period, which included the $15.0 million upfront fee we paid to Pharming in connection with the license and supply agreements we entered into in September 2010, adjusted for non-cash charges, including $5.4 million in stock-based compensation, $2.9 million related to the issuance of common stock under technology license agreements, $2.3 million in depreciation and amortization, and changes in operating assets and liabilities. Significant working capital uses of cash for 2010 included decreases in accounts payable and accrued liabilities related to payment of annual corporate bonuses, accrued rebates and other expenses accrued in 2009 and increases in prepaid expenses and other current assets. These working capital uses of cash for 2010 were offset in part by decreases in inventories related to our reserves against on-hand inventories of our Zegerid products, and decreases in accounts receivable resulting from our decision to cease promotion of Zegerid and the launch of generic versions of prescription Zegerid capsules.

Net cash used in investing activities was $12.5 million for 2011, $2.3 million for 2010 and $1.7 million for 2009. These activities included purchases and sales/maturities/redemptions of short-term investments and purchases of property and equipment. For 2011, net cash used in investing activities also included $12.3 million in cash paid for business combinations, including the $11.0 million upfront payment we made to Shore in connection with the acquisition of intangible assets and prepaid royalties related to Fenoglide and approximately $1.3 million we paid to Depomed for the purchase of inventories related to Glumetza. For 2010, net cash used in investing activities also included the $5.0 million upfront payment we made to S2 and VeroScience in connection with the acquisition of intangible assets related to Cycloset and net cash payments of $842,000 in connection with our acquisition of Covella.

Net cash provided by financing activities was $2.1 million for 2011, $906,000 for 2010 and $912,000 for 2009. Net cash provided by financing activities included proceeds received from the exercise of stock options and through the issuance of common stock under our employee stock purchase plan.

Contractual Obligations and Commitments

We rely on Patheon, Inc. as our manufacturer of Glumetza 500 mg, Cycloset and Zegerid powder for oral suspension, and we currently rely on Depomed to oversee the manufacturing of Glumetza 1000 mg. We rely on Norwich Pharmaceuticals, Inc. as our manufacturer of Zegerid capsules and the related authorized generic product, and we rely on Catalent Pharma Solutions, LLC as our manufacturer of Fenoglide. We also are required to purchase commercial quantities of certain active ingredients in our commercial products. At December 31, 2011, we had finished goods and raw materials inventory purchase commitments of approximately $2.5 million.

Agreements with Depomed

Under our promotion agreement with Depomed entered into in July 2008, we paid a $3.0 million sales milestone in March 2011 based on having achieved Glumetza net product sales in excess of $50.0 million during the 13-month period ending January 31, 2011. Under a new commercialization agreement with Depomed entered into in August 2011, we are required to pay to Depomed royalties on Glumetza net product sales in the U.S. of 26.5% in 2011; 29.5% in 2012; 32.0% in 2013 and 2014; and 34.5% in 2015 and beyond prior to generic entry of a Glumetza product. We have the exclusive right to commercialize authorized generic versions of the Glumetza products. In the event of generic entry of a Glumetza product in the U.S., the parties will equally share proceeds based on a gross margin split. The commercialization agreement replaces the existing promotion agreement, and we will pay no additional sales milestones to Depomed as was required under the prior promotion agreement. Under the commercialization agreement, we have certain reduced minimum marketing expenditures and sales force promotion obligations during the term of the agreement until such time as a generic to Glumetza enters the market. Under the terms of the commercialization agreement, Depomed will continue to manage the ongoing patent infringement lawsuit against Sun Pharma Global FZE, Sun Pharmaceutical Industries Ltd. and Sun Pharmaceutical Industries Inc., collectively Sun, subject to certain consent rights in favor of us, including with regard to any proposed settlements. We are responsible for 70% of the future out-of-pocket costs, and Depomed is responsible for 30% of the future out-of-pocket costs, related to patent infringement cases.

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

License Agreement with CHRP and Shore

Under the terms of our license agreement with CHRP and Shore, we are responsible for paying Shore tiered royalties on net sales of Fenoglide. The royalties are 5% on net sales of up to $10.0 million (commencing in 2013), a 20% royalty on net sales between $10.0 million and $20.0 million, and a 25% royalty on net sales above $20.0 million. We will also be obligated to pay Shore one-time, success-based milestones contingent on sales achievement: $2.0 million if calendar year net sales equal or exceed $20.0 million and $3.0 million if calendar year net sales equal or exceed $30.0 million. We have agreed to use commercially reasonable efforts to commercialize Fenoglide within the U.S. In addition, prior to the entry of any generic version of Fenoglide, we are required to provide certain minimum detailing efforts and sales and marketing expenditures.

License Agreement with University of Missouri

Under our exclusive worldwide license agreement with the University of Missouri entered into in January 2001 relating to specific formulations of PPIs with antacids and other buffering agents, we are required to make milestone payments to the University of Missouri upon initial commercial sale in specified territories outside the U.S., which may total up to $3.5 million in the aggregate. We are also required to make milestone payments based on first-time achievement of significant sales thresholds, up to a maximum of $83.8 million remaining under the agreement, which includes sales by us, Prasco, Merck and GSK. We are also obligated to pay royalties on net sales of our Zegerid prescription products and any products sold by Prasco, Merck and GSK under our existing license and distribution agreements.

License Agreement with Cosmo

Under our license agreement, stock issuance agreement and registration rights agreement with Cosmo entered into in December 2008, in February 2012, following FDA acceptance for filing of the NDA for Uceris, Cosmo elected to receive payment of a $4.0 million regulatory milestone through the issuance of 906,412 shares of our common stock. We may also be required to pay Cosmo up to $57.5 million in commercial milestones for Uceris and rifamycin SV MMX, including a $7.0 million commercial milestone on first commercial sale of Uceris. In addition, we may also be required to pay Cosmo an additional $2.0 million regulatory milestone for the initial indication for rifamycin SV MMX and up to $6.0 million in clinical and regulatory milestones for a second indication for rifamycin SV MMX. The milestones may be paid in cash or through issuance of additional shares of our common stock, at Cosmo’s option, subject to certain limitations. We will be required to pay tiered royalties to Cosmo ranging from 12% to 14% on net sales of any licensed products we sell. Such royalties are subject to reduction in certain circumstances, including in the event of market launch in the U.S. of a generic version of a licensed product. We are responsible for one-half of the total out-of-pocket costs associated with the Uceris phase III clinical program associated with obtaining regulatory approval and for all of the out-of-pocket costs for the ongoing rifamycin SV MMX phase III U.S. registration study and the Uceris phase IIIb multicenter clinical study. In the event that additional clinical work is required to obtain U.S. regulatory approval for either of the licensed products, the parties will agree on cost sharing.

License Agreement and Supply Agreement with Pharming

Under our license agreement with Pharming entered into in September 2010, we are required to pay a $5.0 million milestone to Pharming upon FDA acceptance of a biologics license application for Rhucin. We may also be required to pay Pharming additional success-based clinical and commercial milestones totaling up to an aggregate of $30.0 million, including a $10.0 million milestone payable on successful completion of the phase III clinical study, depending upon the achievement of developmental and commercial objectives. In addition, we will be required to pay certain one-time performance milestones if we achieve certain aggregate net sales levels of Rhucin. The amount of each such milestone payment varies upon the level of net sales in a calendar year. The maximum amount of all such payments to Pharming would be $45.0 million, assuming net sales exceeded $500.0 million in a calendar year. As consideration for the licenses and rights granted under the license agreement, and as compensation for the commercial supply of Rhucin by Pharming pursuant to our supply agreement, we will pay Pharming a tiered supply price, based on a percentage of net sales of Rhucin, subject to reduction in certain events.

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

Amended License and Amended Services and Supply Agreement with Biogen

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

In November 2011, we amended our services and supply agreement with Biogen. Under the services and supply agreement, Biogen agreed to sell to us materials manufactured by Biogen for use in the anti-VLA-1 mAb development program. The amendment provides for a revised payment structure for such material. Under the terms of our amended services and supply agreement, there are no fees associated with the storage, delivery or usage of certain material supplied under the agreement, however, upon the achievement of the first regulatory approval as set forth in our amended license agreement, Biogen is entitled to receive a one-time milestone payment of approximately $11.7 million, which is equivalent to the cost of the materials supplied under the services and supply agreement,. In the event the amended license agreement is terminated by us or Biogen prior to the achievement of the first regulatory approval as set forth in the amended license agreement, we will be required to pay Biogen a one-time termination fee of $3.0 million.

The following summarizes our long-term contractual obligations as of December 31, 2011, excluding potential clinical, regulatory and commercial milestones and royalty obligations under our agreements which are described above:

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	Thereafter
	(in thousands)
Operating leases	$2,181	$1,684	$497	$—	$—
Long-term debt	10,690	450	10,240	—	—
Other long-term contractual obligations	54	54	—	—	—

Total	$12,925	$2,188	$10,737	$—	$—

The amount and timing of cash requirements will depend on our ability to generate revenues from our currently promoted commercial prescription products, including our ability to maintain commercial supply, and the impact on our business of the ongoing generic competition for our Zegerid prescriptions products. In addition, our cash requirements will depend on market acceptance of any other products that we may market in the future, the success of our strategic alliances, the resources we devote to researching, developing, formulating, manufacturing, commercializing and supporting our products, and our ability to enter into third-party collaborations.

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

Our existing universal shelf registration statement was declared effective in December 2011 and may permit us, from time to time, to offer and sell up to an additional approximately $75.0 million of equity or debt securities. However, there can be no assurance that we will be able to complete any such offerings of securities. Factors influencing the availability of additional financing include the progress of our commercial and development activities, investor perception of our prospects and the general condition of the financial markets, among others.

In July 2006, we entered into our loan agreement with Comerica, which was most recently amended in February 2012, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $35.0 million. In December 2008, we drew down $10.0 million under the loan agreement. The revolving loan bears interest, as selected by us, at a variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” or the LIBOR rate plus 2.25%. Interest payments on advances made under the loan agreement are due and payable in arrears on the first calendar day of each month during the term of the loan agreement. The February 2012 amendment to the loan agreement extends the maturity date of the revolving line from July 11, 2013 to February 13, 2015. Amounts borrowed under the loan agreement may be repaid and re-borrowed at any time prior to February 13, 2015, and any outstanding principal drawn during the term of the loan facility is due and payable on February 13, 2015. The loan agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the loan agreement.

Amounts borrowed under the loan agreement are secured by substantially all of our personal property, excluding intellectual property. Under the loan agreement, we are subject to certain affirmative and negative covenants, including limitations on our ability to: undergo certain change of control events; convey, sell, lease, license, transfer or otherwise dispose of assets; create, incur, assume, guarantee or be liable with respect to certain indebtedness; grant liens; pay dividends and make certain other restricted payments; and make investments. In addition, under the loan agreement, we are required to maintain our cash balances with either Comerica or another financial institution covered by a control agreement for the benefit of Comerica. We are also subject to specified financial covenants with respect to a minimum liquidity ratio and, in specified limited circumstances, minimum EBITDA requirements. We believe we have currently met all of our obligations under the loan agreement.

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

As of December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Under the terms of our loan agreement with Comerica Bank, or Comerica, the interest rate applicable to any amounts borrowed by us under the credit facility will be, at our election, indexed to either Comerica’s prime rate or the LIBOR rate. If we elect Comerica’s prime rate for all or any portion of our borrowings, the interest rate will be variable, which would expose us to the risk of increased interest expense if interest rates rise. If we elect the LIBOR rate for all or any portion of our borrowings, such LIBOR rate will remain fixed only for a specified, limited period of time after the date of our election, after which we will be required to repay the borrowed amount, or elect a new interest rate indexed to either Comerica’s prime rate or the LIBOR rate. The new rate may be higher than the earlier interest rate applicable under the loan agreement. As of December 31, 2011, the balance outstanding under the credit facility was $10.0 million, and we had elected the “prime rate” plus 0.50% interest rate option, which was 3.75% as of December 31, 2011. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 10% increase or decrease in the interest rate under the loan agreement would not materially affect our interest expense at our current level of borrowing.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2011, the end of our most recent fiscal year. Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

There has been no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Santarus, Inc.

We have audited Santarus, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Santarus, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Santarus, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Santarus, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Santarus, Inc. and our report dated March 5, 2012, expressed an unqualified opinion thereon.

                     /s/ Ernst & Young LLP

San Diego, California

March 5, 2012

Item 9B.	Other Information

On March 2, 2012, we and Norgine B.V. mutually agreed to terminate a license agreement that we had entered into in October 2009, granting Norgine certain exclusive rights to develop, manufacture and commercialize prescription immediate-release omeprazole products in specified markets in Western, Central and Eastern Europe and in Israel. We and Norgine agreed to terminate the license agreement after Norgine determined not to pursue further commercialization of any licensed product. Based on the results of a clinical study sponsored and executed by Norgine, Norgine determined that the licensed product did not show sufficient differentiation versus generic delayed-release omeprazole to support commercialization in the European market.

Under the license agreement, we received a $2.5 million upfront fee from Norgine in October 2009. As a result of the termination, we will not receive any additional licensing fees from Norgine. Pursuant to the terms of the license agreement, upon termination, the rights associated with licensed products reverted to us.

The foregoing description is qualified in its entirety by reference to the full text of our license agreement with Norgine, which was filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the Securities and Exchange Commission on November 5, 2009.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement, or Proxy Statement, to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2011, and is incorporated in this report by reference.

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

1. The following financial statements of Santarus, Inc. and Report of Independent Registered Public Accounting Firm, are included in this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for each of the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity for each of the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for each of the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

2. List of financial statement schedules:

Schedule II – Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits. The following exhibits are filed as a part of this report:

Exhibit Number	Description

2.1(1)†	Agreement and Plan of Merger, dated September 10, 2010, among us, SAN Acquisition Corp., Covella Pharmaceuticals, Inc. and Lawrence C. Fritz, as the Stockholder Representative

3.1(2)	Amended and Restated Certificate of Incorporation

3.2(3)	Amended and Restated Bylaws

3.3(4)	Certificate of Designations for Series A Junior Participating Preferred Stock

4.1(4)	Form of Common Stock Certificate

4.2(5)	Amended and Restated Investors’ Rights Agreement, dated April 30, 2003, among us and the parties named therein

4.3(5)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated May 19, 2003, among us and the parties named therein

4.4(5)†	Stock Restriction and Registration Rights Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

4.5(5)	Form of Common Stock Purchase Warrant

4.6(4)	Rights Agreement, dated November 12, 2004, between us and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Santarus, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

4.7(6)	First Amendment to Rights Agreement, dated April 19, 2006, between us and American Stock Transfer & Trust Company

Exhibit Number	Description

4.8(7)	Second Amendment to Rights Agreement, dated December 10, 2008, between us and American Stock Transfer and Trust Company

4.9(8)	Warrant to Purchase Shares of Common Stock, dated February 3, 2006, issued by us to Kingsbridge Capital Limited

4.10(8)	Registration Rights Agreement, dated February 3, 2006, between us and Kingsbridge Capital Limited

4.11(9)	Registration Rights Agreement, dated December 10, 2008, between us and Cosmo Technologies Limited

4.12(9)	Amendment No. 1 to Registration Rights Agreement, dated April 23, 2009, between us and Cosmo Technologies Limited

10.1(5)†	Stock Purchase Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

10.2(5)†	Exclusive License Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

10.3(5)†	Amendment No. 1 to Exclusive License Agreement, dated February 21, 2003, between us and The Curators of the University of Missouri

10.4(10)†	Amendment No. 2 to Exclusive License Agreement, dated August 20, 2007, between us and The Curators of the University of Missouri

10.5(5)†	Omeprazole Supply Agreement, dated September 25, 2003, among us, InterChem Trading Corporation and Union Quimico Farmaceutica, S.A.

10.6(11)†	Amendment No. 1 to Omeprazole Supply Agreement, dated November 1, 2004, among us, InterChem Trading Corporation and Union Quimico Farmaceutica, S.A.

10.7(11)†	Amendment No. 2 to Omeprazole Supply Agreement, dated July 11, 2007, among us, InterChem Trading Corporation and Union Quimico Farmaceutica, S.A.

10.8(12)†	Amendment No. 3 to Omeprazole Supply Agreement, dated December 17, 2008, among us, InterChem Trading Corporation and Union Quimico Farmaceutica, S.A.

10.9(13)†	Amendment No. 4 to Omeprazole Supply Agreement, dated October 30, 2009, among us, InterChem Trading Corporation and Union Quimico Farmaceutica, S.A.

10.10(13)†	Second Amended and Restated Manufacturing and Supply Agreement, dated October 20, 2009, between us and Patheon Inc.

10.11(14)†	Manufacturing and Supply Agreement, dated September 27, 2004, between us and OSG Norwich Pharmaceuticals, Inc.

10.12(8)	Common Stock Purchase Agreement, dated February 3, 2006, between us and Kingsbridge Capital Limited

10.13(15)	Amended and Restated Loan and Security Agreement, dated July 11, 2008, between us and Comerica Bank

10.14(16)	First Amendment to Amended and Restated Loan and Security Agreement, dated August 27, 2010, between us and Comerica Bank

10.15(17)	Second Amendment to Amended and Restated Loan and Security Agreement, dated February 13, 2012, between us and Comerica Bank

10.15(17)	Second Amended and Restated LIBOR Addendum to Amended and Restated Loan and Security Agreement, dated February 13, 2012, between us and Comerica Bank

10.16(18)†	OTC License Agreement, dated October 17, 2006, between us and Schering-Plough Healthcare Products, Inc.

10.17(19)†	Amendment No. 1 to OTC License Agreement, dated July 24, 2009, between us and Schering-Plough Healthcare Products, Inc.

10.18(20)	Amendment No. 2 to OTC License Agreement, dated August 6, 2010, between us and Schering-Plough Healthcare Products, Inc.

10.19(21)†	Amendment No. 3 to OTC License Agreement, dated April 1, 2011, between us and Schering-Plough Healthcare Products, Inc.

10.20(22)	Amendment No. 4 to OTC License Agreement, dated September 23, 2011, between us and MSD Consumer Care, Inc. (formerly known as Schering-Plough Healthcare Products, Inc.)

Exhibit Number	Description

10.21(23)†	Service Agreement, dated November 3, 2006, between us and Ventiv Commercial Services, LLC (d/b/a inVentiv Commercial Services, LLC)

10.22(11)†	Amendment No. 1 to Service Agreement, dated June 15, 2007, between us and Ventiv Commercial Services, LLC (d/b/a inVentiv Commercial Services, LLC)

10.23(24)†	Amendment No. 2 to Service Agreement, dated October 6, 2008, between us and Ventiv Commercial Services, LLC (d/b/a inVentiv Commercial Services, LLC)

10.24(25)†	Amendment No. 3 to Service Agreement, dated June 30, 2010, between us and Ventiv Commercial Services, LLC (d/b/a inVentiv Commercial Services, LLC)

10.25(26)†	Co-Promotion Agreement, dated June 28, 2007, by and between us and Victory Pharma, Inc.

10.26(10)†	Co-Promotion Agreement, dated August 24, 2007, between us and C.B. Fleet Company, Incorporated

10.27(27)†	Amendment No. 1 to Co-Promotion Agreement, dated May 6, 2008, between us and C.B. Fleet Company, Incorporated

10.28(28)†	License Agreement, dated November 30, 2007, between us and Glaxo Group Limited, an affiliate of GlaxoSmithKline plc

10.29(28)†	Distribution Agreement, dated November 30, 2007, between us and Glaxo Group Limited, an affiliate of GlaxoSmithKline plc

10.30(12)†	License Agreement, dated December 10, 2008, between us and Cosmo Technologies Limited

10.31(12)†	Stock Issuance Agreement, dated December 10, 2008, between us and Cosmo Technologies Limited

10.32(29)†	Promotion Agreement, dated July 21, 2008, between us and Depomed, Inc.

10.33(19)†	License Agreement, dated October 9, 2009, between us and Norgine B.V.

10.34(21)†	Amendment to License Agreement, dated February 11, 2011, between us and Norgine B.V.

10.35(25)†	Distribution and Supply Agreement, dated April 26, 2010, between us and Prasco, LLC

10.36(1)†	Distribution and License Agreement, dated September 3, 2010, among us, VeroScience, LLC and S2 Therapeutics, Inc.

10.37(21)†	First Amendment to Distribution and License Agreement, dated March 10, 2011, among us, VeroScience, LLC and S2 Therapeutics, Inc.

10.38(1)†	Manufacturing Services Agreement, dated May 26, 2010, between Patheon Pharmaceuticals Inc. and S2 Therapeutics, Inc.

10.39(20)	Assignment and Assumption Agreement, dated September 3, 2010, between us and S2 Therapeutics, Inc.

10.40(1)†	License Agreement, dated September 10, 2010, among us, Pharming Group N.V., on behalf of itself and each of its affiliates, including Pharming Intellectual Property B.V. and Pharming Technologies B.V.

10.41(20)†	Supply Agreement, dated September 10, 2010, among us, Pharming Group N.V., on behalf of itself and each of its affiliates, including Pharming Intellectual Property B.V. and Pharming Technologies B.V.

10.42(1)†	License Agreement, dated January 22, 2009, between Covella Pharmaceuticals, Inc. and Biogen Idec MA Inc.

10.43(1)†	Amendment to License Agreement, dated September 10, 2010, among us, Covella Pharmaceuticals, Inc. and Biogen Idec MA Inc.

10.44+	Amended and Restated Services and Supply Agreement, dated September 10, 2010, among us, Covella Pharmaceuticals, Inc. and Biogen Idec MA Inc.

10.45	First Amendment to Amended and Restated Services and Supply Agreement, dated November 4, 2011, among us, Covella Pharmaceuticals, Inc. and Biogen Idec MA Inc.

10.46(22)†	Commercialization Agreement, dated August 22, 2011, between us and Depomed, Inc.

10.47+	Commercial Manufacturing Agreement, dated December 19, 2006, between Patheon Puerto Rico, Inc. (f/k/a MOVA Pharmaceutical Corporation) and Depomed, Inc.

10.48	Assignment and Assumption Agreement, dated November 3, 2011, between us and Depomed, Inc.

Exhibit Number	Description

10.49+	License Agreement, dated December 21, 2011, among us, Cowen Healthcare Royalty Partners, L.P. and Shore Therapeutics, Inc.

10.50(30)	Sublease, dated December 11, 2007, between us and Avnet, Inc.

10.51(22)	First Amendment to Sublease, dated August 5, 2011, between us and Avnet, Inc.

10.52(5)#	Form of Indemnification Agreement between us and each of our directors and officers

10.53(5)#	1998 Stock Option Plan

10.54(31)#	Amendment to 1998 Stock Option Plan

10.55(32)#	Amended and Restated 2004 Equity Incentive Award Plan

10.56(31)#	Amendment No. 1 to Amended and Restated 2004 Equity Incentive Award Plan

10.57(33)#	Amendment No. 2 to Amended and Restated 2004 Equity Incentive Award Plan

10.58(34)#	Form of Stock Option Agreement under Amended and Restated 2004 Equity Incentive Award Plan

10.59(35)#	Form of Immediately Exercisable Stock Option Agreement under Amended and Restated 2004 Equity Incentive Award Plan

10.60(36)#	Amended and Restated Employee Stock Purchase Plan

10.61(28)#	Amended and Restated Employment Agreement, dated December 5, 2007, between us and Gerald T. Proehl

10.62(28)#	Amended and Restated Employment Agreement, dated December 5, 2007, between us and Debra P. Crawford

10.63(28)#	Amended and Restated Employment Agreement, dated December 5, 2007, between us and Julie A. DeMeules

10.64(28)#	Amended and Restated Employment Agreement, dated December 5, 2007, between us and William C. Denby, III

10.65(28)#	Amended and Restated Employment Agreement, dated December 5, 2007, between us and Warren E. Hall

10.66(28)#	Amended and Restated Employment Agreement, dated December 5, 2007, between us and Michael D. Step

10.67(28)#	Amended and Restated Employment Agreement, dated December 5, 2007, between us and E. David Ballard, II, M.D.

10.68(37)#	Amendment to the Amended and Restated Employment Agreement, dated February 14, 2011, between us and E. David Ballard, II, M.D.

10.69(28)#	Amended and Restated Employment Agreement, dated December 5, 2007, between us and Maria Bedoya-Toro

10.70(37)#	Amendment to the Amended and Restated Employment Agreement, dated February 14, 2011, between us and Maria Bedoya-Toro

10.71(28)#	Amended and Restated Employment Agreement, dated December 5, 2007, between us and Carey J. Fox

10.72(20)#	Employment Agreement, dated September 10, 2010, between us and Mark Totoritis

10.73(37)#	Amendment to the Employment Agreement, dated February 14, 2011, between us and Mark Totoritis

10.74(38)#	Employment Agreement, dated June 20, 2011, between us and Wendell Wierenga

10.75(39)#	2010 Bonus Plan

10.76(38)#	Amended and Restated 2011 Bonus Plan

10.77(40)#	2012 Bonus Plan

21.1	List of Subsidiaries of Santarus, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

101.INS‡	XBRL Instance Document

101.SCH‡	XBRL Taxonomy Extension Schema Document

101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF‡	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document

101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on March 8, 2011.
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 13, 2004.
(3)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2008.
(4)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 17, 2004.
(5)	Incorporated by reference to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2003, as amended (File No. 333-111515).
(6)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2006.
(7)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2008.
(8)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 3, 2006.
(9)	Incorporated by reference to our Registration Statement on Form S-3, filed with the Securities and Exchange Commission on January 20, 2009, as amended (File No. 333-156806).
(10)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the Securities and Exchange Commission on November 2, 2007.
(11)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 6, 2007.
(12)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 6, 2009.
(13)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 4, 2010.
(14)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004.
(15)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 14, 2008.

(16)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 30, 2010.
(17)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2012.
(18)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 18, 2006.
(19)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the Securities and Exchange Commission on November 5, 2009.
(20)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 9, 2010.
(21)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on May 5, 2011.
(22)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 7, 2011.
(23)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 7, 2006.
(24)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2008.
(25)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Securities and Exchange Commission on August 3, 2010.
(26)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 28, 2007.
(27)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 7, 2008.
(28)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 4, 2008.
(29)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the Securities and Exchange Commission on August 5, 2008.
(30)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 13, 2007.
(31)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 7, 2006.
(32)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 13, 2004.
(33)	Incorporated by reference to our Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 21, 2006.
(34)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 8, 2005.

(35)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2005.
(36)	Incorporated by reference to our Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 18, 2007.
(37)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 4, 2011.
(38)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 4, 2011.
(39)	Incorporated by reference to our applicable Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 19, 2010.
(40)	Incorporated by reference to our applicable Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2012.
†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
+	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.
*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Santarus, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
‡	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

(c) Financial Statement Schedule.

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTARUS, INC.
Dated: March 5, 2012
	By:	/s/ GERALD T. PROEHL
Gerald T. Proehl
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GERALD T. PROEHL Gerald T. Proehl	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2012

/s/ DEBRA P. CRAWFORD Debra P. Crawford	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2012

/s/ DAVID F. HALE David F. Hale	Director (Chairman of the Board of Directors)	March 5, 2012

/s/ DANIEL D. BURGESS Daniel D. Burgess	Director	March 5, 2012

/s/ MICHAEL G. CARTER, M.B., CH.B., F.R.C.P. (U.K.) Michael G. Carter, M.B., Ch.B., F.R.C.P. (U.K.)	Director	March 5, 2012

/s/ MICHAEL E. HERMAN Michael E. Herman	Director	March 5, 2012

/s/ TED W. LOVE, M.D. Ted W. Love, M.D.	Director	March 5, 2012

/s/ KENT SNYDER Kent Snyder	Director	March 5, 2012

SANTARUS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Santarus, Inc.

We have audited the accompanying consolidated balance sheets of Santarus, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Santarus, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, effective January 1, 2011.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Santarus, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2012 expressed an unqualified opinion thereon.

                     /s/ Ernst & Young LLP

San Diego, California

March 5, 2012

Santarus, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$54,244	$56,692
Short-term investments	4,364	4,105
Accounts receivable, net	20,274	7,156
Inventories, net	5,129	3,025
Prepaid expenses and other current assets	3,714	6,092

Total current assets	87,725	77,070

Long-term restricted cash	1,050	1,300
Property and equipment, net	578	774
Intangible assets, net	21,787	13,980
Goodwill	2,913	2,913

Total assets	$114,053	$96,037

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$35,413	$29,310
Allowance for product returns	13,895	13,450

Total current liabilities	49,308	42,760

Deferred revenue	2,163	2,635
Long-term debt	10,000	10,000
Other long-term liabilities	2,494	2,659
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2011 and 2010; no shares issued and outstanding at December 31, 2011 and 2010	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at December 31, 2011 and 2010; 61,107,695 and 60,008,836 shares issued and outstanding at December 31, 2011 and 2010, respectively	6	6
Additional paid-in capital	354,288	346,852
Accumulated deficit	(304,206)	(308,875)

Total stockholders’ equity	50,088	37,983

Total liabilities and stockholders’ equity	$114,053	$96,037

See accompanying notes.

Santarus, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Product sales, net	$88,153	$90,170	$119,242
Promotion revenue	27,339	31,365	23,631
Royalty revenue	3,295	3,571	—
Other license revenue	—	245	29,620

Total revenues	118,787	125,351	172,493
Costs and expenses:
Cost of product sales	8,852	7,715	8,294
License fees and royalties	17,898	28,576	7,976
Research and development	18,383	17,431	16,244
Selling, general and administrative	68,229	82,581	105,838
Restructuring charges	—	7,082	—

Total costs and expenses	113,362	143,385	138,352

Income (loss) from operations	5,425	(18,034)	34,141
Other income (expense):
Interest income	15	80	194
Interest expense	(459)	(461)	(460)

Total other income (expense)	(444)	(381)	(266)

Income (loss) before income taxes	4,981	(18,415)	33,875
Income tax expense	312	59	1,760

Net income (loss)	$4,669	$(18,474)	$32,115

Net income (loss) per share:
Basic	$0.08	$(0.31)	$0.55

Diluted	$0.07	$(0.31)	$0.54

Weighted average shares outstanding used to calculate net income (loss) per share:
Basic	60,531,259	58,734,397	57,994,506
Diluted	62,814,561	58,734,397	59,673,866

See accompanying notes.

Santarus, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated other comprehensive income	Accumulated	Total stockholders’
	Shares	Amount	capital	(loss)	deficit	equity
Balance at December 31, 2008	57,799,588	$6	$331,831	$2	$(322,516)	$9,323
Issuance of common stock upon exercise of stock options	162,767	—	258	—	—	258
Issuance of common stock under employee stock purchase plan	381,293	—	652	—	—	652
Issuance of common stock upon exercise of warrants	1,284	—	2	—	—	2
Stock-based compensation	—	—	4,569	—	—	4,569
Net income	—	—	—	—	32,115	32,115
Unrealized loss on investments	—	—	—	(3)	—	(3)

Comprehensive income	—	—	—	—	—	32,112

Balance at December 31, 2009	58,344,932	6	337,312	(1)	(290,401)	46,916
Issuance of common stock upon exercise of stock options	237,243	—	384	—	—	384
Issuance of common stock under employee stock purchase plan	217,217	—	522	—	—	522
Issuance of common stock at $2.01 per share for business combination	181,342	—	364	—	—	364
Issuance of common stock at $2.68 per share under technology license agreement	55,970	—	150	—	—	150
Issuance of common stock at $2.805 per share under technology license agreement	972,132	—	2,727	—	—	2,727
Stock-based compensation	—	—	5,393	—	—	5,393
Net loss	—	—	—	—	(18,474)	(18,474)
Unrealized gain on investments	—	—	—	1	—	1

Comprehensive loss	—	—	—	—	—	(18,473)

Balance at December 31, 2010	60,008,836	6	346,852	—	(308,875)	37,983

	Common stock		Additional paid-in	Accumulated other comprehensive income	Accumulated	Total stockholders'
	Shares	Amount	capital	(loss)	deficit	equity
Balance at December 31, 2010	60,008,836	6	346,852	—	(308,875)	37,983
Issuance of common stock upon exercise of stock options	884,324	—	1,557	—	—	1,557
Issuance of common stock under employee stock purchase plan	214,535	—	517	—	—	517
Stock-based compensation	—	—	5,362	—	—	5,362
Net income	—	—	—	—	4,669	4,669

Balance at December 31, 2011	61,107,695	$6	$354,288	$—	$(304,206)	$50,088

See accompanying notes.

Santarus, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Operating activities
Net income (loss)	$4,669	$(18,474)	$32,115
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,113	2,259	2,049
Unrealized gain on trading securities, net	—	(2)	(48)
(Gain) loss on contingent consideration	(3)	157	—
Stock-based compensation	5,362	5,393	4,569
Issuance of common stock for technology license agreement	—	2,877	—
Changes in operating assets and liabilities:
Accounts receivable, net	(13,118)	9,097	(2,887)
Inventories, net	1,674	2,311	(106)
Prepaid expenses and other current assets	2,878	(2,289)	29
Accounts payable and accrued liabilities	3,421	(29,670)	5,566
Allowance for product returns	445	604	2,595
Deferred revenue	(472)	(288)	(6,878)

Net cash provided by (used in) operating activities	7,969	(28,025)	37,004

Investing activities
Purchases of short-term investments	(14,830)	(17,809)	(11,877)
Sales and maturities of short-term investments	14,821	17,791	10,028
Redemption of investments	—	3,850	450
Purchases of property and equipment	(223)	(308)	(274)
Acquisition of intangible assets	—	(5,000)	—
Net cash paid for business combinations	(12,259)	(842)	—

Net cash used in investing activities	(12,491)	(2,318)	(1,673)

Financing activities
Exercise of stock options and warrants	1,557	384	260
Issuance of common stock, net	517	522	652

Net cash provided by financing activities	2,074	906	912

Increase (decrease) in cash and cash equivalents	(2,448)	(29,437)	36,243
Cash and cash equivalents at beginning of the period	56,692	86,129	49,886

Cash and cash equivalents at end of the period	$54,244	$56,692	$86,129

Supplemental disclosure of cash flow information:
Interest paid	$459	$461	$460

Income taxes paid	$66	$1,349	$969

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

The following is a summary of the Company’s available-for-sale investment securities as of December 31, 2011 and 2010 (in thousands). All available-for-sale securities held as of December 31, 2011 and 2010 have contractual maturities within one year. There were no material gross realized gains or losses on sales of available-for-sale securities for the years ended December 31, 2011 and 2010.

	Amortized Cost	Market Value	Unrealized Gain (Loss)
December 31, 2011:
U.S. Treasury securities	$1,500	$1,500	$—
U.S. government sponsored enterprise securities	3,914	3,914	—

	$5,414	$5,414	$—

December 31, 2010:
U.S. government sponsored enterprise securities	$5,405	$5,405	$—

The classification of available-for-sale securities in the Company’s consolidated balance sheets is as follows (in thousands):

	December 31,
	2011	2010
Short-term investments	$4,364	$4,105
Restricted cash	1,050	1,300

	$5,414	$5,405

Fair Value Measurements

The carrying values of the Company’s financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities and the Company’s revolving credit facility approximate fair value due to the relative short-term nature of these instruments.

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

The Company obtains the fair value of its Level 2 financial instruments from its investment managers, who obtain these fair values from professional pricing sources. The professional pricing sources determine fair value using pricing models whereby all significant observable inputs, including maturity dates, issue dates, settlement dates, reported trades, broker-dealer quotes, issue spreads, benchmark securities or other market related data, are observable or can be derived from or corroborated by observable market data for substantially the full term of the financial instrument. The Company validates the fair values of its Level 2 financial instruments provided by its investment managers by comparing these fair values to a third-party data source.

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and 2010 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2011:
Assets
Money market funds	$40,244	$—	$—	$40,244
U.S. Treasury securities	1,500	—	—	1,500
U.S. government sponsored enterprise securities	—	17,914	—	17,914

	$41,744	$17,914	$—	$59,658

Liabilities
Contingent consideration	$—	$—	$2,054	$2,054

	$—	$—	$2,054	$2,054

December 31, 2010:
Assets
Money market funds	$16,729	$—	$—	$16,729
U.S. government sponsored enterprise securities	—	45,368	—	45,368

	$16,729	$45,368	$—	$62,097

Liabilities
Contingent consideration	$—	$—	$2,057	$2,057

	$—	$—	$2,057	$2,057

The following table provides a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the years ended December 31, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2011	2010
Auction Rate Securities and Rights:
Beginning balance	$—	$3,848
Redemptions and sales, at par	—	(3,850)
Net unrealized gain included in net loss	—	2

Ending balance	$—	$—

Contingent Consideration:
Beginning balance	$2,057	$—
Transfers in from business combination	—	1,900
Change in fair value recorded in operating expenses	(3)	157

Ending balance	$2,054	$2,057

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

Level 3 liabilities include contingent milestone and royalty obligations the Company may pay related to the acquisition of Covella in September 2010. The fair value of the contingent consideration has been determined using a probability-weighted discounted cash flow model. The key assumptions in applying this approach are the discount rate and the probability assigned to the milestone or royalty being achieved. Management remeasures the fair value of the contingent consideration at each reporting period, with any change in its fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in the estimated probability or timing of achieving the milestone or royalty, being recorded in the current period’s statement of operations. The Company recorded a decrease in the fair value of contingent consideration of $3,000 for 2011 resulting primarily from changes in the estimated timing of achieving certain milestones and royalties and the passage of time. The increase in the fair value of contingent consideration of $157,000 for 2010 resulted from the passage of time from the September 2010 acquisition date through December 31, 2010.

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

The Company sells its products primarily to established wholesale distributors in the pharmaceutical industry. Sales to Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation represented 23%, 27% and 18% of the Company’s total revenue in 2011, 24%, 21% and 15% of the Company’s total revenue in 2010 and 27%, 24% and 15% of the Company’s total revenue in 2009, respectively. In addition to sales to wholesale distributors, the Company’s promotion revenue representing fees earned under its promotion agreement with Depomed, Inc. (“Depomed”) represented 23%, 25% and 14% of the Company’s total revenue in 2011, 2010 and 2009, respectively.

Credit is extended based on an evaluation of the customer’s financial condition, and collateral is not required. Approximately 97% of the accounts receivable balance as of December 31, 2011 represented amounts due from four customers. Approximately 95% of the accounts receivable balance as of December 31, 2010 represented amounts due from four customers. The Company evaluates the collectability of its accounts receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, the Company did not record an allowance for doubtful accounts at December 31, 2011 and 2010.

The Company relies on third-party manufacturers and its strategic partners to provide both clinical and commercial quantities of its products, and the Company does not currently have any of its own manufacturing facilities. Although there are potential sources of supply other than the Company’s existing suppliers, any new supplier would be required to qualify under applicable regulatory requirements.

For Glumetza® (metformin hydrochloride extended release tablets) 500 mg, the Company assumed from Depomed a commercial manufacturing agreement with Patheon, Inc. (“Patheon”) and, accordingly, the Company relies on a Patheon facility located in Puerto Rico to manufacture Glumetza 500 mg. The Company currently relies on Depomed to oversee product manufacturing and supply of Glumetza 1000 mg, but the Company will also ultimately assume these obligations from Depomed. In turn, Depomed relies on a Valeant Pharmaceuticals International, Inc. facility located in Canada to manufacture Glumetza 1000 mg.

In connection with the license of rights to Cycloset® (bromocriptine mesylate), the Company assumed a manufacturing services agreement with Patheon and, accordingly, the Company relies on a Patheon facility located in Ohio as the sole third-party manufacturer for Cycloset.

In connection with the license of rights to Fenoglide® (fenofibrate), the Company assumed a commercial supply and packaging agreement with Catalent Pharma Solutions, LLC (“Catalent”) and, accordingly, the Company relies on a Catalent facility located in Kentucky as the sole third-party manufacturer for Fenoglide.

For the Zegerid® (omeprazole/sodium bicarbonate) capsules prescription product, the Company currently relies on Norwich Pharmaceuticals, Inc. located in New York as the sole third-party manufacturer of the brand and related authorized generic product. In addition, the Company relies on a Patheon facility located in Canada for the supply of Zegerid powder for oral suspension.

For the Company’s Uceris™ (budesonide) and rifamycin SV MMX® development-stage products, the Company relies on Cosmo Technologies Limited (“Cosmo”), an affiliate of Cosmo Pharmaceuticals S.p.A., located in Italy to manufacture and supply all of the Company’s drug product requirements.

For the Company’s Rhucin® (recombinant human C1 inhibitor) development-stage product, the Company relies on Pharming Group NV (“Pharming”) to oversee product manufacturing and supply. In turn, Pharming utilizes certain of its own facilities as well as third-party manufacturing facilities for supply, all of which are located in Europe.

For the Company’s SAN-300 (anti-VLA-1 antibody) development-stage product, the Company is utilizing clinical trial material previously manufactured by Biogen Idec MA (“Biogen”). In the future, Biogen has a right of first offer to supply the Company’s product requirements.

The Company and its strategic partners also rely in many cases on sole source suppliers for active ingredients and other product materials and components.

Inventories, Net

Inventories are stated at the lower of cost or market (net realizable value). Cost is determined by the first-in, first-out method. Inventories consist of finished goods and raw materials used in the manufacture of the Company’s commercial products. The Company provides reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand and on firm purchase commitments, compared to forecasts of future sales.

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

The Company accounted for the acquisition of Covella in September 2010 in accordance with the revised authoritative guidance for business combinations. The consideration paid to acquire Covella was required to be measured at fair value and included cash consideration, the issuance of the Company’s common stock and contingent consideration, which includes the Company’s obligation to make clinical and regulatory milestone payments based on success in developing product candidates in addition to a royalty on net sales of any commercial products resulting from the anti-VLA-1 antibody technology. After the total consideration transferred was calculated by determining the fair value of the contingent consideration plus the upfront cash and stock consideration, the Company assigned the purchase price of Covella to the fair value of the assets acquired and liabilities assumed. This allocation of the purchase price resulted in recognition of intangible assets related to in-process research and development (“IPR&D”) and goodwill.

The Company accounted for the commercialization agreement with Depomed entered into in August 2011 in accordance with the revised authoritative guidance for business combinations. The purchase consideration was comprised of cash payments for the purchase of existing inventory, and the entire purchase price was allocated to inventory, as cost approximated fair value, and no other assets were acquired and no liabilities were assumed in the transaction. Under the commercialization agreement, the Company has an obligation to pay royalties to Depomed based on Glumetza net product sales. These royalties are being expensed as incurred as the Company determined that the royalty rates reflect reasonable market rates for the manufacturing and commercialization rights granted under the commercialization agreement.

The Company accounted for the license agreement with Cowen Healthcare Royalty Partners, L.P. (“CHRP”) and Shore Therapeutics, Inc. (“Shore”) in accordance with the revised authoritative guidance for business combinations. The purchase consideration was comprised of an upfront cash payment, and the purchase price was allocated to prepaid royalty expense and intangible assets related to the license agreement. There were no other assets acquired or liabilities assumed under the license agreement. Under the license agreement, the Company has an obligation to pay royalties to Shore based on Fenoglide net product sales and certain one-time success-based milestones contingent on sales achievement. These royalties and sales milestones will be expensed as incurred as the Company determined that the royalty rates and sales milestone amounts reflect reasonable market rates for the manufacturing and commercialization rights granted under the license agreement.

The determination and allocation of consideration transferred in a business combination requires the Company to make significant estimates and assumptions, especially at the acquisition date with respect to the fair value of the contingent consideration. The key assumptions in determining the fair value of the contingent consideration are the discount rate and the probability assigned to the potential milestone or royalty being achieved. The Company remeasures the fair value of the contingent consideration at each reporting period, with any change in fair value being recorded in the current period’s operating expenses. Changes in the fair value may result from either the passage of time or events occurring after the acquisition date, such as changes in the estimated probability or timing of achieving the milestone or royalty.

Intangible Assets and Goodwill

The Company’s intangible assets are comprised primarily of acquired IPR&D and license agreements. Goodwill represents the excess of the cost over the fair value of net assets acquired from business combinations. The Company periodically assesses the carrying value of its intangible assets and goodwill, which requires the Company to make assumptions and judgments regarding the future cash flows of these assets. The assets are considered to be impaired if the Company determines that the carrying value may not be recoverable based upon the Company’s assessment of the following events or changes in circumstances:

•	the asset’s ability to generate income from operations and positive cash flow in future periods;

•	loss of legal ownership or title to the asset;

•	significant changes in the Company’s strategic business objectives and utilization of the asset(s); and

•	the impact of significant negative industry, regulatory or economic trends.

IPR&D will not be amortized until the related development process is complete and goodwill is not amortized. License agreements and other intangible assets are amortized over their estimated useful lives. If the assets are considered to be impaired, the impairment the Company recognizes is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fair value is determined by a combination of third-party sources and forecasted discounted cash flows. In addition, the Company bases the useful lives and related amortization expense on its estimate of the period that the assets will generate revenues or otherwise be used. The Company also periodically reviews the lives assigned to its intangible assets to ensure that its initial estimates do not exceed any revised estimated periods from which the Company expects to realize cash flows from the technologies. A change in any of the above-mentioned factors or estimates could result in an impairment charge which could negatively impact the Company’s results of operations. The Company has not recognized any impairment charges on its intangible assets or goodwill through December 31, 2011.

Intangible assets and goodwill as of December 31, 2011 consisted of the following (in thousands):

	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible Assets Subject to Amortization:
License fees	6	$27,500	$(6,813)	$20,687

Intangible Assets and Goodwill Not Subject to Amortization:
In-process research and development				1,100
Goodwill				2,913

				4,013

Total intangible assets, net and goodwill				$24,700

Intangible assets and goodwill as of December 31, 2010 consisted of the following (in thousands):

	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible Assets Subject to Amortization:
License fees	7	$17,000	$(4,120)	$12,880

Intangible Assets and Goodwill Not Subject to Amortization:
In-process research and development				1,100
Goodwill				2,913

				4,013

Total intangible assets, net and goodwill				$16,893

For the years ended December 31, 2011, 2010 and 2009, total expense related to the amortization of intangible assets was approximately $2.7 million, $1.9 million and $1.5 million, respectively.

Total future amortization expense related to intangible assets subject to amortization at December 31, 2011 is as follows (in thousands):

2012	$5,389
2013	5,389
2014	5,389
2015	3,770
2016	750

Total future amortization expense	$20,687

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence that an arrangement exists, title has passed, the price is fixed or determinable, and collectability is reasonably assured.

Product Sales, Net. The Company sells its Glumetza, Cycloset, Fenoglide and Zegerid products primarily to pharmaceutical wholesale distributors. The Company is obligated to accept from customers products that are returned within six months of their expiration date or up to 12 months beyond their expiration date. The shelf life of the Company’s products from the date of manufacture is as follows: Glumetza (24 to 48 months); Cycloset (18 months); Fenoglide (24 to 36 months); and Zegerid (36 months). The Company authorizes returns for expired or damaged products in accordance with its return goods policy and procedures. The Company issues credit to the customer for expired or damaged returned product. The Company rarely exchanges product from inventory for returned product. At the time of sale, the Company records its estimates for product returns as a reduction to revenue at full sales value with a corresponding increase in the allowance for product returns liability. Actual returns are recorded as a reduction to the allowance for product returns liability at sales value with a corresponding decrease in accounts receivable for credit issued to the customer.

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

The Company’s allowance for product returns was $13.9 million as of December 31, 2011 and $13.5 million as of December 31, 2010. The Company recognizes product sales at the time title passes to its customers, and the Company provides for an estimate of future product returns at that time based upon historical product returns trends, analysis of product expiration dating and estimated inventory levels in the distribution channel, review of returns trends for similar products, if available, and the other factors discussed above. Due to the lengthy shelf life of the Company’s products and the terms of the Company’s returns policy, there may be a significant time lag between the date the Company determines the estimated allowance and when the Company receives the product return and issues credit to a customer. Therefore, the amount of returns processed against the allowance in a particular year generally has no direct correlation to the product sales in the same year, and the Company may record adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods.

The Company has been tracking its Zegerid product returns history by individual production batches from the time of its first commercial product launch of Zegerid powder for oral suspension 20 mg in late 2004, taking into consideration product expiration dating and estimated inventory levels in the distribution channel. The Company launched Cycloset in November 2010 and began distributing Fenoglide in December 2011. The Company has provided for an estimate of Cycloset and Fenoglide product returns based upon its review of returns trends for similar products and taking into consideration the effect of a product’s shelf life on its returns history. Under a new commercialization agreement with Depomed, the Company began distributing and recording product sales for Glumetza in September 2011. The Company has provided for an estimate of Glumetza product returns based upon the Glumetza product returns history and taking into consideration the effect of a product’s shelf life on its returns history.

The Company’s allowance for rebates, chargebacks and other discounts was $13.8 million as of December 31, 2011 and $13.7 million as of December 31, 2010. These allowances reflect an estimate of the Company’s liability for rebates due to managed care organizations under specific contracts, rebates due to various organizations under Medicare contracts and regulations, chargebacks due to various organizations purchasing the Company’s products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. The Company estimates its liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, the Company evaluates its outstanding contracts and applies the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, the Company projects the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by the Company and/or its competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date the Company determines the estimated allowance and when the Company makes the contractual payment or issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods.

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

Promotion, Royalty and Other License Revenue. The Company analyzes each element of its promotion and licensing agreements to determine the appropriate revenue recognition. Effective January 1, 2011, the Company adopted the authoritative guidance for revenue arrangements with multiple deliverables materially modified or entered into after December 31, 2010. Prior to January 1, 2011, the Company recognized revenue on upfront payments over the period of significant involvement under the related agreements unless the fee was in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation existed under the contract. Under this guidance, the Company identifies the deliverables included within the agreement and evaluates which deliverables represent separate units of accounting. Upfront license fees are generally recognized upon delivery of the license if the facts and circumstances dictate that the license has standalone value from any undelivered items, the relative selling price allocation of the license is equal to or exceeds the upfront license fees, persuasive evidence of an arrangement exists, the Company’s price to the partner is fixed or determinable and collectability is reasonably assured. Upfront license fees are deferred if facts and circumstances dictate that the license does not have standalone value. The determination of the length of the period over which to defer revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period.

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

Restructuring

During 2010, the Company implemented a corporate restructuring, including a workforce reduction of approximately 34%, or 113 employees, in its commercial organization and certain other operations. The Company also significantly reduced the number of contract sales representatives it utilized. In accordance with authoritative guidance, the Company recorded a restructuring charge of approximately $7.1 million in 2010. Other than non-cash stock-based compensation of approximately $352,000, these expenses were paid in cash during 2010.

Shipping and Handling Costs

The Company generally does not charge its customers for freight. The amounts of such costs are included in selling, general and administrative expenses and are not material.

Advertising Expense

The Company records the cost of its advertising efforts when services are performed or goods are delivered. The Company recorded approximately $1.8 million, $3.0 million and $2.6 million in advertising expense for the years ended December 31, 2011, 2010 and 2009, respectively.

Stock-Based Compensation

The Company estimates the fair value of stock options and employee stock purchase plan rights granted using the Black-Scholes valuation model. The Company amortizes the fair value of options granted on a straight-line basis over the requisite service period of the awards, which is generally the vesting period of one to four years. Pre-vesting forfeitures were estimated to be approximately 0% for 2011, 2010 and 2009 as the majority of options granted contain monthly vesting terms. For the years ended December 31, 2011, 2010 and 2009, the Company recognized approximately $5.4 million, $5.4 million and $4.6 million, respectively, of total stock-based compensation.

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

The fair value of each option is estimated on the date of grant using the Black-Scholes valuation model. The following assumptions were used during these periods:

	Years Ended December 31,
	2011	2010	2009
Stock Options:
Risk-free interest rate	1.1% – 2.6%	1.8% – 3.0%	1.6% – 3.1%
Expected volatility	71% – 72%	70% – 71%	68% – 72%
Expected life of options (years)	5.27 – 6.08	5.27 – 6.08	5.27 – 6.08
Expected dividend yield	—	—	—

Employee Stock Purchase Plan:
Risk-free interest rate	0.1%	0.1% – 0.2%	0.1% – 0.3%
Expected volatility	71%	70% – 71%	71% – 72%
Expected life of options (years)	0.50	0.50	0.50
Expected dividend yield	—	—	—

Risk-Free Interest Rate. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the option.

Expected Volatility. In determining its volatility factor, the Company performs an analysis of the historical volatility of its common stock for a period corresponding to the expected life of the options. In addition, the Company considers the expected volatility of similar entities. In evaluating similar entities, the Company considers factors such as industry, stage of development, size and financial leverage.

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

The weighted average per share fair value of stock options granted in the years ended December 31, 2011, 2010 and 2009 was $2.13, $2.86 and $0.80, respectively. The weighted average per share fair value of employee stock purchase plan rights granted in the years ended December 31, 2011, 2010 and 2009 was $1.06, $0.95 and $0.98, respectively. As of December 31, 2011, total unrecognized compensation cost related to stock options and employee stock purchase plan rights was approximately $10.7 million, and the weighted average period over which it was expected to be recognized was 2.6 years.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss), specifically unrealized gains and losses on securities available-for-sale. Comprehensive income (loss) consists of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net income (loss)	$4,669	$(18,474)	$32,115
Unrealized gain (loss) on investments	—	1	(3)

Comprehensive income (loss)	$4,669	$(18,473)	$32,112

Net Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, contingently issuable shares, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted income (loss) per share when their effect is dilutive. Potentially dilutive securities totaling 12.4 million shares, 17.0 million shares and 9.9 million shares for 2011, 2010 and 2009, respectively, were excluded from the calculation of diluted income (loss) per share because of their anti-dilutive effect.

	Years Ended December 31,
	2011	2010	2009
Numerator:
Net income (loss) (in thousands)	$4,669	$(18,474)	$32,115
Denominator:
Weighted average common shares outstanding for basic net income (loss) per share	60,531,259	58,734,397	57,994,506
Net effect of dilutive common stock equivalents	2,283,302	—	1,679,360

Denominator for diluted net income (loss) per share	62,814,561	58,734,397	59,673,866

Net income (loss) per share
Basic	$0.08	$(0.31)	$0.55

Diluted	$0.07	$(0.31)	$0.54

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

Pending Adoption of Recent Accounting Pronouncements

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income. This newly issued authoritative guidance (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this authoritative guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. The authoritative guidance is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued guidance which defers the requirement for entities to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. This requirement has been indefinitely deferred and will be further deliberated by the FASB at a future date. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of the new guidance. The Company does not expect the adoption of this guidance to have a material impact on its future financial position or results of operations.

In September 2011, the FASB issued an update to the authoritative guidance on performing goodwill impairment testing. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required; otherwise, no further testing is required. The revised guidance does not change how goodwill is calculated or assigned to reporting units, does not revise the requirement to test goodwill annually for impairment, and does not amend the requirement to test goodwill for impairment between annual tests if events and circumstances warrant. The revised authoritative guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of this statement to have a material impact its future financial position and results of operations.

2. Balance Sheet Details

Inventories, net consist of the following (in thousands):

	December 31,
	2011	2010
Raw materials	$873	$797
Finished goods	5,450	4,418

	6,323	5,215
Allowance for excess and obsolete inventory	(1,194)	(2,190)

	$5,129	$3,025

Property and equipment, net consist of the following (in thousands):

	December 31,
	2011	2010
Computer equipment and software	$1,519	$1,554
Office equipment and furniture	1,238	1,219
Leasehold improvements	468	468

	3,225	3,241
Less: accumulated depreciation and amortization	(2,647)	(2,467)

	$578	$774

For the years ended December 31, 2011, 2010 and 2009, depreciation expense was approximately $417,000, $408,000 and $387,000, respectively.

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Accounts payable	$4,549	$1,716
Accrued compensation and benefits	7,226	5,017
Accrued rebates	10,227	12,322
Accrued license fees and royalties	4,859	4,471
Accrued research and development expenses	2,400	2,862
Accrued legal fees	2,632	235
Income taxes payable	580	332
Other accrued liabilities	2,940	2,355

	$35,413	$29,310

3. Significant Agreements

Agreements with Depomed

In August 2011, the Company entered into a commercialization agreement with Depomed granting the Company exclusive rights to manufacture and commercialize Depomed’s Glumetza prescription products in the U.S., including its territories and possessions and Puerto Rico. The commercialization agreement replaced an existing promotion agreement between the parties entered into in July 2008 pursuant to which the Company promoted Glumetza in the U.S. Under the terms of the promotion agreement, the Company paid Depomed a $12.0 million upfront fee. The $12.0 million upfront fee has been capitalized and included in intangible assets and is being amortized to license fee expense over the estimated useful life of the asset on a straight-line basis through mid-2016. Additionally under the promotion agreement, in March 2011, the Company paid Depomed a $3.0 million sales milestone, of which $2.7 million was accrued in 2010 and the balance of which was expensed in 2011, based on having achieved Glumetza net product sales in excess of $50.0 million during the 13-month period ended January 31, 2011. Under the promotion agreement, Depomed recorded revenue from the sales of Glumetza products and was required to pay the Company a fee of 80% (through September 30, 2010) and 75% (from October 1, 2010 to August 31, 2011) of the gross margin earned from all net sales of Glumetza products in the U.S.

Under the commercialization agreement, the parties transitioned to the Company responsibility for manufacturing, distribution, pharmacovigilance and regulatory affairs. The Company continues to be responsible for advertising and promotional activities for Glumetza in the U.S., and the Company has assumed sole decision-making authority on pricing, contracting and promotion for Glumetza. The Company began distributing and recording product sales for Glumetza in September 2011.

The Company is required to pay to Depomed royalties on Glumetza net product sales in the U.S. of 26.5% in 2011; 29.5% in 2012; 32.0% in 2013 and 2014; and 34.5% in 2015 and beyond prior to generic entry of a Glumetza product. The Company has the exclusive right to commercialize authorized generic versions of the Glumetza products. In the event of generic entry of a Glumetza product in the U.S., the parties will equally share proceeds based on a gross margin split. Under the commercialization agreement, the Company will pay no additional sales milestones to Depomed as was required under the prior promotion agreement. In addition, starting in 2012, the Company has reduced minimum marketing expenditures and sales force promotion obligations during the term of the agreement until such time as a generic to Glumetza enters the market.

Pursuant to the terms of the commercialization agreement, Depomed has the option to co-promote Glumetza products to physicians other than those called on by the Company, subject to certain limitations. If Depomed exercises this right, Depomed will be entitled to receive a royalty equal to 70% of net sales attributable to prescriptions generated by its called on physicians over a pre-established baseline.

Under the terms of the commercialization agreement, Depomed will continue to manage the ongoing patent infringement lawsuit against Sun Pharma Global FZE, Sun Pharmaceutical Industries Ltd. and Sun Pharmaceutical Industries Inc. (collectively “Sun”) subject to certain consent rights in favor of the Company, including with regard to any proposed settlements. The Company is responsible for 70% of the future out-of-pocket costs, and Depomed is responsible for 30% of the future out-of-pocket costs, related to patent infringement cases.

Depomed is financially responsible for returns of Glumetza distributed by Depomed, up to the amount of its product returns reserve account for Glumetza product returns on August 31, 2011, the date immediately before the Company began distributing Glumetza. Depomed is also financially responsible for Glumetza rebates and chargebacks up to the amount of its reserve account as of August 31, 2011 for those items. In connection with the Company’s assumption of distribution and sales responsibility, the Company is responsible for all other Glumetza returns, rebates and chargebacks.

Under the revised authoritative guidance for business combinations, the commercialization agreement with Depomed was determined to be a business combination and was accounted for using the acquisition method of accounting. Neither separate financial statements nor pro forma results of operations have been presented because the acquisition transaction does not meet the qualitative or quantitative materiality tests under Regulation S-X. Transaction-related costs of approximately $137,000 were included in selling, general and administrative expenses for the year ended December 31, 2011.

The purchase price was approximately $3.8 million and represents the amount that the Company is required to pay Depomed in cash for the purchase of Depomed’s existing inventory of Glumetza and bulk metformin hydrochloride. The entire purchase price of $3.8 million was allocated to inventory, as cost approximated fair value, and no other assets were acquired and no liabilities were assumed in the transaction. The royalties payable to Depomed based on Glumetza net product sales beginning in September 2011 are being expensed as incurred as the Company determined that the royalty rates reflect reasonable market rates for the manufacturing and commercialization rights the Company was granted under the commercialization agreement. The Company is continuing to amortize the $12.0 million upfront fee paid under the promotion agreement over the estimated useful life of the asset.

Distribution and License Agreement with S2 and VeroScience

In September 2010, the Company entered into a distribution and license agreement with S2 Therapeutics, Inc. (“S2”) and VeroScience, LLC (“VeroScience”) granting the Company exclusive rights to manufacture and commercialize the Cycloset prescription product in the U.S., subject to the right of S2 to promote Cycloset as described below. Under the terms of the distribution and license agreement, the Company paid to S2 and VeroScience an upfront fee totaling $5.0 million. The $5.0 million upfront fee has been capitalized and included in intangible assets and is being amortized to license fee expense over the estimated useful life of the asset on a straight-line basis through early 2015. The Company records all sales of Cycloset and is required to pay a product royalty to S2 and VeroScience of 35% of the gross margin associated with net sales of Cycloset up to $100.0 million of cumulative total gross margin, increasing to 40% thereafter. Gross margin is defined as net sales less cost of goods sold. In the event net sales of Cycloset exceed $100.0 million in a calendar year, the Company is required to pay an additional 3% of the gross margin to S2 and VeroScience on incremental net sales over $100.0 million.

The Company launched Cycloset in November 2010 and is responsible for all costs associated with its sales force and for all other sales and marketing-related expenses associated with its promotion of Cycloset. S2 retains the right to co-promote Cycloset at its sole cost and expense under the same trademark in portions of the U.S. where the Company is not actively promoting Cycloset. VeroScience, the holder of the U.S. regulatory approval for Cycloset, is responsible for overseeing regulatory matters.

License Agreement with CHRP and Shore

In December 2011, the Company entered into a license agreement with CHRP and Shore granting the Company exclusive rights to commercialize Fenoglide prescription products in the U.S. Under the terms of the license agreement, the Company paid Shore an $11.0 million upfront fee. In addition, the Company is required to pay Shore tiered royalties on net sales of Fenoglide. The royalties are 5% on net sales of up to $10.0 million (commencing in 2013), a 20% royalty on net sales between $10.0 million and $20.0 million, and a 25% royalty on net sales above $20.0 million. The Company is also obligated to pay Shore one-time, success-based milestones contingent on sales achievement: $2.0 million if calendar year net sales equal or exceed $20.0 million and $3.0 million if calendar year net sales equal or exceed $30.0 million.

Under the terms of the license agreement, the Company is responsible for commercial, manufacturing and regulatory activities for Fenoglide. Shore is financially responsible for returns of Fenoglide sold or distributed prior to the effective date of the license agreement, and for Fenoglide rebates, chargeback claims and discount or savings card redemptions pursuant to agreements in effect prior to the effective date. The Company is responsible for all other Fenoglide returns, rebates, chargebacks and discount or savings card redemptions. The Company has agreed to use commercially reasonable efforts to commercialize Fenoglide within the U.S. and to provide certain minimum detailing efforts and sales and marketing expenditures.

Prior to the execution of the license agreement, Shore entered into a settlement arrangement with Impax Laboratories, Inc. (“Impax”) in connection with ongoing patent infringement litigation associated with Impax’s abbreviated new drug application (“ANDA”) for a generic version of Fenoglide and a related paragraph IV challenge. The settlement terms grant Impax a sublicense to begin selling a generic version of Fenoglide on October 1, 2015, or earlier under certain circumstances. In February 2012, the U.S. District Court for the District of Delaware entered an order dismissing the litigation and Santarus assumed Shore’s obligations associated with the sublicense to Impax.

Under the revised authoritative guidance for business combinations, the license agreement with CHRP and Shore was determined to be a business combination and was accounted for using the acquisition method of accounting. Neither separate financial statements nor pro forma results of operations have been presented because the acquisition transaction does not meet the qualitative or quantitative materiality tests under Regulation S-X. Transaction-related costs of approximately $240,000 were included in selling, general and administrative expenses for the year ended December 31, 2011.

The purchase price was $11.0 million and represents the upfront fee that the Company paid Shore in cash under the license agreement. As the royalties payable on the first $10.0 million of Fenoglide net product sales have been waived for 2012 under the license agreement, the Company allocated $500,000 of the total purchase price to prepaid royalty expense which will be expensed as incurred based upon net product sales of Fenoglide in 2012. The remaining $10.5 million of the total purchase price was allocated to intangible assets related to the license agreement. The $10.5 million in intangible assets is being amortized to license fee expense over the estimated useful life of the asset on a straight-line basis through September 2015. No other assets were acquired and no liabilities were assumed in the transaction. The royalties and sales milestones payable to Shore based on Fenoglide net product sales are being expensed as incurred or earned as the Company determined that the royalty rates and sales milestone amounts reflect reasonable market rates for the manufacturing and commercialization rights the Company was granted under the license agreement.

License Agreement with University of Missouri

In January 2001, the Company entered into a technology license agreement with the University of Missouri. Under the technology license agreement, the University of Missouri granted the Company an exclusive, worldwide license to patents and pending patent applications relating to specific formulations of proton pump inhibitors with antacids and other buffering agents and methods of using these formulations. Pursuant to the terms of the license agreement, the Company issued to the University of Missouri 164,284 shares of the Company’s common stock and paid an upfront licensing fee of $1.0 million, a one-time $1.0 million milestone fee following the filing of the Company’s first new drug application (“NDA”) in 2003 and a one-time $5.0 million milestone fee following the U.S. Food and Drug Administration’s (“FDA’s”) approval of Zegerid powder for oral suspension 20 mg in 2004. The Company is required to make additional milestone payments to the University of Missouri upon initial commercial sale in specified territories outside the U.S., which may total up to $3.5 million in the aggregate. The Company is also required to make milestone payments based on first-time achievement of significant sales thresholds, up to a maximum of $86.3 million, the first of which was a one-time $2.5 million milestone payment accrued in 2008 and paid in 2009. This one-time $2.5 million milestone payment was based upon initial achievement of $100.0 million in annual calendar year net product sales of immediate-release omeprazole products, which included sales by the Company and Glaxo Group Limited, an affiliate of GlaxoSmithKline plc (“GSK”) in 2008. The Company is also obligated to pay royalties on net sales of the Company’s products and any products sold by Prasco, MSD Consumer Products, Inc. (“Merck”), a subsidiary of Merck & Co., Inc., and GSK under the Company’s existing license and distribution agreements.

Distribution and Supply Agreement with Prasco

In April 2010, the Company entered into a distribution and supply agreement with Prasco, which grants Prasco the right to distribute and sell an authorized generic version of the Company’s Zegerid prescription products in the U.S. Prasco has agreed to purchase all of its authorized generic product requirements from the Company and is required to pay a specified invoice supply price for such products. Prasco is also obligated to pay the Company a percentage of the gross margin on sales of the authorized generic products. In late June 2010, as a result of Par Pharmaceutical, Inc.’s (“Par’s”) decision to launch its generic version of Zegerid capsules, Prasco commenced shipment of an authorized generic of Zegerid capsules in 20 mg and 40 mg dosage strengths in the U.S. under the Prasco label.

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

In November 2006, the Company received a nonrefundable $15.0 million upfront license fee from Merck. The $15.0 million upfront payment was amortized to revenue on a straight-line basis over a 37-month period through the end of 2009 which represented the period over which the Company had significant responsibilities under the agreement. In August 2007, the Company received a $5.0 million milestone payment relating to progress on clinical product development strategy. In June 2008, the Company received a $2.5 million regulatory milestone relating to

FDA acceptance for filing of the NDA submitted by Merck for Zegerid OTC (omeprazole 20 mg/sodium bicarbonate 1100 mg capsules). In December 2009, the Company received a $20.0 million milestone payment following the approval of the NDA submitted by Merck for Zegerid OTC. The Company recognized the $5.0 million milestone payment, the $2.5 million milestone payment and the $20.0 million milestone payment as revenue in 2007, 2008 and 2009, respectively, due to the substantive nature of the milestones achieved and since the Company had no ongoing obligations associated with these milestones. The Company may receive up to an additional $37.5 million in milestone payments upon the achievement of specified sales milestones. The Company has determined that sales-based milestones are similar to royalties and are not considered milestones for consideration under the milestone method of revenue recognition. The Company is also entitled to receive low double-digit royalties, subject to adjustment in certain circumstances, on net sales of any over-the-counter (“OTC”) products sold by Merck under the license agreement. In turn, the Company is obligated to pay royalties to the University of Missouri based on net sales of any OTC products sold by Merck.

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

Under the license agreement, in December 2007, the Company received an $11.5 million upfront fee, and the Company is entitled to receive tiered royalties equal to a percentage of net sales, ranging from the mid-teens to mid-twenties, of any licensed products sold by GSK under the license agreement. The royalties are subject to reduction on a country-by-country basis in the event that sales of any generic products achieve a specific level of market share, referred to as “generic competition” in such country. In turn, the Company is obligated to pay royalties to the University of Missouri based on net sales of any licensed products sold by GSK. GSK has an option to make a buy-out payment in 2027, the 20th anniversary of the license agreement, after which time, GSK’s royalty obligations generally would end. To support GSK’s initial launch costs, the Company agreed to waive the first $2.5 million of aggregate royalties payable under the license agreement. Of the total $11.5 million upfront payment, the $2.5 million in waived royalty obligations was recorded as deferred revenue and is being recognized as revenue when the royalties are earned. The remaining $9.0 million was also recorded as deferred revenue and was amortized to revenue on a straight-line basis over an 18-month period through May 2009, which represented the period the Company had significant obligations under the agreement.

License Agreement with Norgine

In October 2009, the Company entered into a license agreement with Norgine B.V. (“Norgine”) granting Norgine certain exclusive rights to develop, manufacture and commercialize prescription immediate-release omeprazole products in specified markets in Western, Central and Eastern Europe and in Israel. Under the license agreement, the Company received a nonrefundable upfront payment of $2.5 million in October 2009. The $2.5 million upfront payment was amortized to revenue on a straight-line basis over a three-month period through early January 2010 which represented the period over which the Company had significant responsibilities under the agreement. The Company and Norgine mutually agreed to terminate the license agreement effective in March 2012 after Norgine determined not to pursue further commercialization of the licensed products. Based on the results of a clinical study sponsored and executed by Norgine, Norgine determined that the licensed product did not show sufficient differentiation versus generic delayed-release omeprazole to support commercialization in the European market.

Strategic Collaboration with Cosmo

In December 2008, the Company entered into a strategic collaboration with Cosmo including a license agreement, stock issuance agreement and registration rights agreement, under which the Company was granted exclusive rights to develop and commercialize the Uceris and rifamycin SV MMX development-stage products in the U.S. As upfront consideration, the Company issued 6,000,000 shares of its common stock and made a cash payment of $2.5 million to Cosmo. In addition, in November 2010, following the completion of the phase III studies for Uceris, Cosmo elected to receive payment of a clinical milestone through the issuance of 972,132 shares of the Company’s common stock. In February 2012, following FDA acceptance for filing of the NDA for Uceris, Cosmo elected to receive payment of a regulatory milestone through the issuance of 906,412 shares of the Company’s common stock. The Company may also be required to pay Cosmo up to $57.5 million in commercial milestones for Uceris and rifamycin SV MMX, including a $7.0 million commercial milestone on first commercial sale of Uceris. In addition, the Company may also be required to pay Cosmo an additional $2.0 million regulatory milestone for the initial indication for rifamycin SV MMX and up to $6.0 million in clinical and regulatory milestones for a second indication for rifamycin SV MMX. The milestones may be paid in cash or through issuance of additional shares of the Company’s common stock, at Cosmo’s option, subject to certain limitations.

The Company will be required to pay tiered royalties to Cosmo ranging from 12% to 14% on net sales of each licensed product the Company sells. Such royalties are subject to reduction in certain circumstances, including in the event of market launch in the U.S. of a generic version of a licensed product. The Company is responsible for one-half of the total out-of-pocket costs associated with the Uceris phase III clinical program and for all of the out-of-pocket costs for the ongoing rifamycin SV MMX phase III U.S. registration study and the Uceris phase IIIb clinical study. In the event that additional clinical work is required to obtain U.S. regulatory approval for either of the licensed products, the parties will agree on cost sharing. Cosmo is responsible for any additional pre-clinical costs for rifamycin SV MMX and for any product development and scale-up costs for either of the licensed products.

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

As described above, the Company issued to Cosmo 6,000,000 shares of common stock as upfront consideration under the license agreement. In addition, in November 2010, the Company issued to Cosmo an additional 972,132 shares of the Company’s common stock as payment for a clinical milestone. In February 2012, the Company issued Cosmo an additional 906,412 shares of the Company’s common stock as payment for a regulatory milestone. The Company will make additional payments to Cosmo upon the achievement of certain development and commercial milestones, which milestones may be paid in cash or through issuance of additional shares of common stock, at Cosmo’s option. The Company’s obligation to issue additional shares of common stock to Cosmo upon the achievement of one or more milestones is subject to certain limitations, including that the total number of shares of common stock issued to Cosmo, including the initial 6,000,000 shares, shall not exceed 10,300,000 shares. Any such additional shares to be issued will be valued at the average daily closing price of the common stock as reported on the Nasdaq Global Market for the 30 consecutive trading days ending on the day immediately prior to the achievement of the applicable milestone. For the six months following the issuance of any shares of common stock upon achievement of milestones, Cosmo has agreed that it will not transfer or dispose of any such issued shares.

Under the terms of the registration rights agreement, as amended, the Company filed a resale registration statement on Form S-3 with the Securities and Exchange Commission, or SEC, to register the resale of the initial 6,000,000 shares issued to Cosmo under the stock issuance agreement, which registration statement was declared effective by the SEC in April 2009. In November 2010, the Company filed a second registration statement on Form S-3 with the SEC to cover the additional 972,132 shares issued to Cosmo in connection with the clinical milestone payment, which registration statement was declared effective by the SEC in December 2010. The Company will be filing a third registration statement to cover the additional 906,412 shares recently issued to Cosmo in connection with a regulatory milestone payment. The Company is obligated to file additional registration statements for any additional shares issued to Cosmo under the stock issuance agreement and to use best efforts to have any such registration statements declared effective by the SEC.

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

License Agreement

Under the license agreement, Pharming granted the Company the non-exclusive rights to develop and manufacture and the exclusive right to commercialize licensed products in the U.S., Canada and Mexico. The Company paid Pharming a $15.0 million upfront fee in September 2010 and will be required to pay an additional $5.0 million milestone upon FDA acceptance of a biologic license application (“BLA”) for Rhucin. The Company may also be required to pay Pharming additional success-based clinical and commercial milestones totaling up to an aggregate of $30.0 million, including a $10.0 million milestone payable on successful completion of the phase III clinical study, depending upon the achievement of developmental and commercial objectives. In addition, the Company will be required to pay certain one-time performance milestones if the Company achieves certain aggregate net sales levels of Rhucin. The amount of each such milestone payment varies upon the level of net sales in a calendar year. The maximum amount of all such payments to Pharming would be $45.0 million, assuming net sales exceeded $500.0 million in a calendar year. As consideration for the licenses and rights granted under the license agreement, and as compensation for the commercial supply of Rhucin by Pharming pursuant to the supply agreement described below, the Company will pay Pharming a tiered supply price, based on a percentage of net sales of Rhucin, subject to reduction in certain events. The Company recorded license fee expense of $15.0 million in 2010, representing the upfront fee paid in September 2010.

Under the license agreement, Pharming is responsible for conducting the current phase III clinical study for Rhucin for HAE and all costs of such clinical development. Pharming is also responsible for preparing and filing the BLA for the treatment of HAE in the U.S. The Company will be responsible for seeking regulatory approval for the treatment of HAE for Canada and Mexico.

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

Under the terms of the merger agreement, the Company paid to the Covella stockholders upfront consideration of $862,000 in cash, including the $600,000 Westfield repayment. The Company also issued to the Covella stockholders 181,342 unregistered shares of the Company’s common stock (subject to a 12-month lock-up period). The Company assumed responsibility for payment of approximately $467,000 in Covella liabilities and will make clinical and regulatory milestone payments totaling up to an aggregate of $37.7 million (consisting of a combination of cash and the Company’s common stock) based on success in developing product candidates (with the first such milestone being payable upon successful completion of the first phase IIb clinical study). The Company may also be required to pay a royalty equal to a low single digit percentage rate of net sales of any commercial products resulting from the anti-VLA-1 antibody technology. See contingent consideration liability discussed below.

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

Amended License and Amended Services and Supply Agreement with Biogen

In connection with the merger agreement, the Company and Covella entered into an amendment to license agreement dated September 10, 2010 with Biogen, amending an existing license agreement dated January 22, 2009 between Covella and Biogen. Under the terms of the amended license agreement, Biogen has granted Covella an exclusive, worldwide license to patents and certain know-how and other intellectual property owned and controlled by Biogen relating to the SAN-300 and the anti-VLA-1 antibody development program. Covella is required to use commercially reasonable efforts to develop and commercialize at least one licensed product.

In connection with the execution of the amended license, the Company paid to Biogen $50,000 in cash and issued to Biogen 55,970 unregistered shares of the Company’s common stock. In addition, the Company is obligated to make clinical, regulatory and sales milestone payments to Biogen based on success in developing and commercializing development-stage products (with the first such milestone being payable upon successful completion of the first phase IIb clinical study). The amounts of the clinical and regulatory milestone payments vary depending on the type of product, the number of indications, and other specifically negotiated milestones. If SAN-300 is the first to achieve all applicable milestones for three indications, the Company will be required to pay Biogen maximum aggregate clinical and regulatory milestone payments of $97.2 million. The amount of the commercial milestone payments the Company will be required to pay Biogen will depend on the level of net sales of a particular product in a calendar year. The maximum aggregate commercial milestone payments to Biogen total $105.5 million for SAN-300, assuming cumulative net sales of at least $5.0 billion of such product, and total $60.25 million for products containing certain other compositions as described in the license, assuming cumulative net sales of at least $5.0 billion of such products. In addition, the Company will be required to pay tiered royalties ranging from low single digit to low double digit percentage rates, subject to reduction in certain limited circumstances, on net sales of products developed under the amended license.

Under the amended license agreement, Biogen has a right of first offer to supply Covella’s requirements of licensed products and a right of negotiation in the event that the Company decides to sublicense the right to commercialize a licensed product to a third party.

Also in connection with the merger agreement, the Company assumed a services and supply agreement between Covella and Biogen, which was subsequently amended in November 2011. Under the services and supply agreement, Biogen agreed to sell to Covella materials manufactured by Biogen for use in the SAN-300 development program. As amended, there is no fee for storage, delivery or usage of certain materials supplied under the services and supply agreement. However, upon Covella’s achievement of the first regulatory approval set forth in the amended license, Biogen is entitled to receive a one-time milestone payment equal to approximately $11.7 million, which is equivalent to the cost of the materials supplied under the services and supply agreement. In the event the amended license is terminated by either Covella or Biogen prior to Covella’s achievement of the first regulatory approval set forth in the amended license, Covella is required to pay Biogen a one-time termination fee of $3.0 million.

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

$3,126

In addition to cash payments, the Company issued to the Covella stockholders 181,342 unregistered shares of the Company’s common stock (subject to a 12-month lock-up period which expired on September 10, 2011). The total fair value of the common stock issued was approximately $364,000. The Company estimated a fair value of $2.01 per share, which reflects a discount of approximately 25% on the $2.68 closing price of its common stock on September 9, 2010. For a publicly traded stock, the fair value of a single unrestricted share of common stock is assumed to be equivalent to the quoted market price on the valuation date. However, since the 181,342 shares of common stock issued to the Covella stockholders were subject to a 12-month trading restriction, the Company calculated a discount for lack of marketability (“DLOM”) applicable to the quoted market price. The Company calculated the DLOM associated with the contractual restriction using the Black-Scholes valuation model for a hypothetical put option with the following assumptions: life of the option of one year; risk-free interest rate of 0.27%; volatility of 65%; and dividend rate of 0%.

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

Contingent Consideration Liability

Under the terms of the merger agreement, the Company is obligated to make clinical and regulatory milestone payments based on success in developing product candidates in addition to a royalty on net sales of any commercial products resulting from the anti-VLA-1 antibody technology. The fair value of the contingent consideration at the closing date was determined to be approximately $1.9 million using a probability-weighted discounted cash flow. The key assumptions in applying this approach were the discount rate and the probability assigned to the milestone or royalty being achieved. Management remeasures the fair value of the contingent consideration at each reporting period, with any change in its fair value being recorded in the current period’s statement of operations. Changes in the fair value may result from either the passage of time or events occurring after the acquisition date, such as changes in the estimate of the probability of achieving the milestone or royalty. The Company recorded a decrease in the fair value of contingent consideration of $3,000 for 2011 resulting primarily from changes in the estimated timing of achieving certain milestones and royalties and the passage of time. The Company recorded a change in fair value of contingent consideration of $157,000 for 2010 resulting from the passage of time from the September 2010 acquisition date through December 31, 2010. The fair value of the contingent consideration is included in long-term liabilities in the Company’s consolidated balance sheets, and changes in the fair value of contingent consideration are including in operating expenses.

5. Long-Term Debt

In July 2006, the Company entered into a loan agreement with Comerica Bank (“Comerica”), which was most recently amended in February 2012, pursuant to which the Company may request advances in an aggregate outstanding amount not to exceed $35.0 million. In December 2008, the Company drew down $10.0 million under the loan agreement. Prior to the February 2012 amendment to the loan agreement, the Company had selected the “prime rate” plus 0.50% interest rate option under the loan agreement, which as of December 31, 2011 was 3.75%. Pursuant to the February 2012 amendment, the revolving loan bears interest, as selected by the Company, at either the variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” or the LIBOR rate plus 2.25%. Interest payments on advances made under the amended loan agreement are due and payable in arrears on the first calendar day of each month during the term of the amended loan agreement. The February 2012 amendment to the loan agreement extends the maturity date of the revolving line from July 11, 2013 to February 13, 2015. Amounts borrowed under the loan agreement may be repaid and re-borrowed at any time prior to February 13, 2015, and any outstanding principal drawn during the term of the loan facility is due and payable on February 13, 2015. In conjunction with the execution of the February 2012 amendment to the loan agreement, the Company paid a one-time commitment fee of $175,000. However, pursuant to the February 2012 amendment, there is no longer an unused commitment fee on the credit facility, and the Company is no longer required to maintain a $4.0 million cash balance with Comerica. The amended loan agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the amended loan agreement.

Amounts borrowed under the amended loan agreement are secured by substantially all of the Company’s personal property, excluding intellectual property. Under the amended loan agreement, the Company is subject to certain affirmative and negative covenants, including limitations on the Company’s ability to: undergo certain change of control events; convey, sell, lease, license, transfer or otherwise dispose of assets; create, incur, assume, guarantee or be liable with respect to certain indebtedness; grant liens; pay dividends and make certain other restricted payments; and make investments. In addition, under the amended loan agreement, the Company is required to maintain its cash balances with either Comerica or another financial institution covered by a control agreement for the benefit of Comerica. The Company is also subject to specified financial covenants with respect to a minimum liquidity ratio and, in specified limited circumstances, minimum EBITDA requirements as defined in the amended loan agreement. The Company believes it has currently met all of its obligations under the amended loan agreement.

6. Commitments and Contingencies

Leases

The Company leases its primary office facility and certain equipment under various operating leases. In December 2007, the Company entered into a sublease agreement for the Company’s primary office facility. The sublease expires on February 27, 2013. The sublease provides for annual base rent payable in monthly installments and subject to 3.5% annual increases on April 1 of each calendar year throughout the term. The Company is also required to pay its pro rata share of any building and project operating costs that may exceed those operating costs incurred during the 2008 calendar year. The Company received an allowance of approximately $559,000 to cover the cost of the Company’s tenant improvements, which was provided in the form of an offset against the monthly installments of basic rent initially payable under the sublease. The cumulative rent to be paid under the sublease, net of the tenant allowance of approximately $559,000, is being amortized on a straight-line basis over the term of the sublease. In conjunction with the sublease, in January 2008, the Company established a letter of credit in the naming the sublessor as beneficiary. The amount of the letter of credit was $300,000 as of December 31, 2011 and was reduced to $200,000 on February 28, 2012. In August 2011, the Company amended the sublease agreement to expand the leased premises. The term of the sublease with respect to the expanded premises expires on February 27, 2013, the expiration date of the original sublease agreement.

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

At December 31, 2011, estimated annual future minimum payments under the Company’s operating leases are as follows (in thousands):

2012	$1,684
2013	402
2014	95
2015	—
2016	—
Thereafter	—

Total minimum lease payments	$2,181

Rent expense on facilities and equipment was approximately $1.6 million, $1.7 million and $2.2 million for 2011, 2010 and 2009, respectively.

Legal Proceedings

Glumetza Patent Litigation

In November 2009, Depomed, filed a lawsuit in the U.S. District Court for the Northern District of California against Lupin Limited and its wholly owned subsidiary, Lupin Pharmaceuticals, Inc. (collectively “Lupin”) for infringement of the following patents listed in the Orange Book for Glumetza: U.S. Patent Nos. 6,340,475; 6,635,280; and 6,488,962. The lawsuit was filed in response to an ANDA and paragraph IV certification filed with the FDA by Lupin regarding Lupin’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the asserted patents. In February 2012, the Company and Depomed entered into a settlement agreement with Lupin that grants Lupin the right to begin selling a generic version of Glumetza in February 2016, or earlier under certain circumstances. The settlement agreement is subject to review by the U.S. Department of Justice and the Federal Trade Commission, as well as entry by the U.S. District Court for the Northern District of California of an order dismissing the litigation.

In June 2011, Depomed filed a lawsuit in the U.S. District Court for the Northern District of New Jersey against Sun for infringement of the patents listed in the Orange Book for Glumetza (U.S. Patent Nos. 6,723,340; 6,635,280; 6,488,962; 6,340,475; and 7,780,987), as well as U.S. Patent No. 7,736,667. Valeant International (Barbados) SRL is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA and paragraph IV certification filed with the FDA by Sun regarding Sun’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the asserted patents. Depomed commenced the lawsuit within the requisite 45 day time period, resulting in an FDA stay on the approval of Sun’s proposed products for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in November 2013. Sun has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, and has also filed counterclaims. Briefing for the Markman hearing is scheduled for the first half of 2012, and a trial date has not yet been scheduled.

Under the terms of the Company’s commercialization agreement with Depomed, Depomed will continue to manage the ongoing patent infringement lawsuit against Sun, subject to certain consent rights in favor of the Company, including with regard to any proposed settlements. The Company is responsible for 70% of the future out-of-pocket costs, and Depomed is responsible for 30% of the future out-of-pocket costs, related to patent infringement cases. Although Depomed has indicated that it intends to vigorously defend and enforce its patent rights, the Company is not able to predict the timing or outcome of ongoing or future actions. At this time the Company is unable to estimate possible losses or ranges of losses for ongoing actions.

Any adverse outcome in the litigation described above would adversely impact the Company and its revenues. Regardless of how these litigation matters are ultimately resolved, the litigation will continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on the Company.

Fenoglide Patent Litigation

Prior to the execution of the Company’s license agreement with Cowen and Shore, Shore entered into a settlement arrangement with Impax in connection with ongoing patent infringement litigation associated with Impax’s ANDA for a generic version of Fenoglide and a related paragraph IV challenge. The settlement terms grant Impax a sublicense to begin selling a generic version of Fenoglide on October 1, 2015, or earlier under certain circumstances. In February 2012, the U.S. District Court for the District of Delaware entered an order dismissing the litigation and the Company assumed Shore’s obligations associated with the sublicense to Impax.

Zegerid and Zegerid OTC Patent Litigation

In April 2010, the U.S. District Court for the District of Delaware ruled that five patents covering Zegerid capsules and Zegerid powder for oral suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772) were invalid due to obviousness. These patents were the subject of lawsuits the Company filed in 2007 in response to ANDAs filed by Par with the FDA. In May 2010, the Company filed an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. Oral arguments in the appeal were held on May 2, 2011, and the Company is awaiting the decision on the appeal. Although the Company intends to vigorously defend and enforce its patent rights, the Company is not able to predict the timing or outcome of the appeal.

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

In December 2011, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against Zydus Pharmaceuticals USA, Inc. (“Zydus”) for infringement of the patents listed in the Orange Book for Zegerid capsules (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; and 7,399,772). The University of Missouri, licensor of the patents, is joined in the litigation as a co-plaintiff. Also in December 2011, Merck filed a lawsuit in the U.S. District Court for the District of New Jersey against Zydus for infringement of the patents listed in the Orange Book for Zegerid OTC (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; and 7,399,772). The University of Missouri and the Company are joined in the litigation as co-plaintiffs. Zydus had filed ANDAs with the FDA regarding its intent to market generic versions of Zegerid capsules and Zegerid OTC prior to the expiration of the listed patents. The parties in each of these lawsuits have agreed to stay the court proceedings until the earlier of the outcome of the pending appeal related to the Zegerid prescription product litigation or receipt of tentative regulatory approval for the proposed generic Zegerid capsules or Zegerid OTC products. The Company is not able to predict the timing or outcome of these lawsuits.

Any adverse outcome in the litigation described above would adversely impact the Company’s Zegerid and Zegerid OTC business, including the amount of, or the Company’s ability to receive, milestone payments and royalties under its agreement with Merck. For example, the royalties payable to the Company under its license agreement with Merck are subject to reduction in the event it is ultimately determined by the courts (with the decision being unappealable or unappealed within the time allowed for appeal) that there is no valid claim of the licensed patents covering the manufacture, use or sale of the Zegerid OTC product and third parties have received marketing approval for, and are conducting bona fide ongoing commercial sales of, generic versions of the licensed products. The ruling may also negatively impact the patent protection for the products being commercialized pursuant to the Company’s ex-US license with GSK. Although the U.S. ruling is not binding in countries outside the U.S., similar challenges to those raised in the U.S. litigation may be raised in territories outside the U.S.

Regardless of how these litigation matters are ultimately resolved, the litigation has been and will continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on the Company. At this time the Company is unable to estimate possible losses or ranges of losses for these matters.

Wage and Hour Putative Class Action Litigation

In December 2010, a complaint styled as a putative class action was filed against the Company in the U.S. District Court for the Southern District of New York by a person employed at the time by the Company as a sales representative and on behalf of a class of similarly situated current and former employees. The complaint sought damages for alleged violations of the New York Labor Law 650 §§ et seq. and the federal Fair Labor Standards Act, including failure to pay for overtime work. The complaint sought an unspecified amount for unpaid wages and overtime wages, liquidated and/or punitive damages, attorneys’ fees and other damages. The Company denied all claims asserted in the complaint, and the case was never certified as a class action. In February 2012, the Company settled this matter, and a dismissal of the case with prejudice was entered by the court in March 2012. Over the last several years, similar class action lawsuits have been filed against many other pharmaceutical companies alleging that the companies’ sales representatives have been misclassified as exempt employees under the federal Fair Labor Standards Act and applicable state laws. The issue of whether certain pharmaceutical sales representatives are exempt under federal law’s outside sales exemption is currently under review by the U.S. Supreme Court.

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

Common Stock Offerings

On November 17, 2011, the Company filed a universal shelf registration statement on Form S-3 covering equity or debt securities with the SEC which was declared effective in December 2011. The universal shelf registration statement replaced the Company’s previous universal shelf registration statement that expired in December 2011. The universal shelf registration statement may permit the Company, from time to time, to offer and sell up to approximately $75.0 million of equity or debt securities. As of December 31, 2011, the Company has not issued securities under the universal shelf registration statement.

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

In January 2004, the Company adopted the 2004 Equity Incentive Award Plan (the “2004 Plan”). The 2004 Plan was approved by the Company’s stockholders in February 2004, became effective with the Company’s initial public offering in April 2004 and was subsequently amended and restated in July 2004. As of December 31, 2011, the Company was authorized to issue options to purchase 20,755,325 shares of its common stock under the 2004 Plan and had 2,828,251 shares available for future issuance. In addition, the 2004 Plan contains an “evergreen provision” that allows for an annual increase in the number of shares available for issuance on the first day of the fiscal year, equal to the lesser of 5% of the outstanding capital stock on each January 1, 2,500,000 shares, or an amount determined by the Company’s board of directors. Effective January 1, 2012, the number of shares available for issuance was increased by 2,500,000 shares through the “evergreen provision.” The number of shares of common stock available for issuance will be further increased by any options that are repurchased, forfeited, cancelled or expire under the 1998 Plan.

Options generally vest over periods ranging from one to four years and expire ten years from the date of grant. Certain options are immediately exercisable, and unvested common shares obtained upon early exercise of options are subject to repurchase by the Company at the original issue price. As of December 31, 2011, there were no unvested common shares outstanding subject to repurchase by the Company.

A summary of stock option activity is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	16,403,743	$4.20
Granted	4,015,336	3.30
Exercised	(884,324)	1.76
Forfeited	(400,231)	2.73
Expired	(1,029,562)	6.57

Outstanding at December 31, 2011	18,104,962	$4.01	6.46	$9,476

Exercisable at December 31, 2011	12,933,247	$4.28	5.60	$7,861

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2011 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices that were lower than the $3.31 closing price of the Company’s common stock on December 30, 2011. The total intrinsic value of options exercised in 2011, 2010 and 2009 was approximately $1.2 million, $399,000 and $230,000, respectively, determined as of the date of exercise. The Company received approximately $1.6 million, $384,000 and $258,000 in cash from options exercised in 2011, 2010 and 2009, respectively.

Employee Stock Purchase Plan

In April 2004, the Company implemented the employee stock purchase plan, which was approved by the Company’s stockholders in February 2004 and subsequently amended and restated in July 2004 and November 2007. Under the Amended and Restated Employee Stock Purchase Plan (the “ESPP”), employees may contribute up to 20%, subject to certain maximums, of their cash earnings through payroll deductions, to be used to purchase shares of the Company’s common stock on each semi-annual purchase date. The purchase price will be equal to 85% of the market value per share on the employee’s entry date into the offering period, or if lower, 85% of the fair market value on the specified purchase date. The Company initially reserved 400,000 shares of common stock for issuance under the ESPP. In addition, the ESPP contains an “evergreen provision” that allows for an annual increase in the number of shares available for issuance on the first day of the fiscal year, equal to the lesser of 1% of the outstanding capital stock on each January 1, 500,000 shares, or an amount determined by the Company’s board of directors. As of December 31, 2011, the Company had issued 2,903,830 shares of common stock under the ESPP and had 804,124 shares available for future issuance. Effective January 1, 2012, the number of shares available for issuance was increased by 500,000 shares through the “evergreen provision.”

Shares Reserved for Future Issuance

Common stock reserved for future issuance as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Stock options issued and outstanding	18,104,962	16,403,329
Authorized for future issuance under equity compensation plans	3,632,375	3,432,867
Stock warrants outstanding	—	365,000

	21,737,337	20,201,196

8. 401(k) Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. Effective in January 2007 and through December 2009, the Company matched 25%

of employee contributions up to 6% of eligible compensation, with cliff vesting over five years from the date of hire. Effective in January 2010, the Company increased the employer match to 50% of employee contributions up to 6% of eligible compensation. Employer contributions were approximately $748,000 in 2011, $926,000 in 2010 and $485,000 in 2009.

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

The Company follows the authoritative guidance relating to accounting for uncertainty in income taxes. This guidance clarifies the recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The Company’s practice is to recognize interest and/or penalties related to uncertain income tax positions in income tax expense. The Company had no interest and/or penalties accrued on the Company’s consolidated balance sheets at December 31, 2011 and 2010, and the Company has not recognized any interest and/or penalties in the statement of operations for the years ended December 31, 2011, 2010 and 2009 related to uncertain tax positions.

The following is a reconciliation of the Company’s unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2011	2010	2009
Unrecognized tax benefits – January 1	$2,949	$1,803	$1,728
Gross decreases related to prior year tax positions	—	—	(35)
Gross increases related to current year tax positions	100	1,146	110
Settlements	—	—	—
Lapse of statute of limitations	—	—	—

Unrecognized tax benefits – December 31	$3,049	$2,949	$1,803

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 1999 and forward are subject to examination by the U.S., California and other state tax authorities. The Company is currently under audit by the California Franchise Tax Board for tax years 2008 and 2009.

Pursuant to Sections 382 and 383 of the Internal Revenue Code (“IRC”), annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three year period. The Company determined that no ownership change had occurred through December 31, 2011 as defined in the provision of Section 382 of the IRC. Since no ownership change has yet occurred, there is no limitation with regards to the usage of net operating loss and research and development credit carryforwards as of December 31, 2011.

The Company had total income tax expense of approximately $312,000 for 2011, $59,000 for 2010 and $1.8 million for 2009 which was comprised of Federal and state tax liabilities. The Company was subject to the Federal Alternative Minimum Tax totaling approximately $161,000 for 2011, $0 for 2010 and $806,000 for 2009. The Company generated tax liabilities in various states in 2011 primarily due to certain states imposing a tax on a modified income base and from the suspension of net operating loss carryforward use in California and Illinois.

At December 31, 2011, the Company had Federal and state income tax net operating loss carryforwards of approximately $163.0 million and $155.5 million, respectively. The Federal and California net operating loss carryforwards will begin to expire in 2024 and 2014, respectively, unless previously utilized. Net operating loss carryforwards in other states will begin to expire in years after 2011. Approximately $2.1 million of California net operating loss carryforwards have expired through 2011. At December 31, 2011, the Company had Federal and California research and development credit carryforwards of approximately $2.7 million and $260,000, respectively. The Federal research and development credit carryforwards will begin to expire in 2018 unless previously utilized. The California research and development credits carry forward indefinitely. At December 31, 2011, the Company also had Federal Alternative Minimum Tax credits of approximately $1.2 million, which will carry forward indefinitely.

Significant components of the Company’s deferred tax assets as of December 31, 2011 and 2010 are listed below (in thousands). A valuation allowance of $100.1 million and $103.2 million at December 31, 2011 and 2010, respectively, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain. The valuation allowance decreased by approximately $3.1 million during the year ended December 31, 2011 and increased by approximately $5.9 million during the year ended December 31, 2010.

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$63,490	$66,806
Research and development credits	2,877	2,835
Stock-based compensation	4,941	4,248
Depreciation and amortization	5,030	5,233
Accrued rebates	3,815	4,708
Deferred revenue	1,285	1,330
License fees and milestone payments	7,727	8,474
Allowance for product returns	5,183	5,139
Other	5,705	4,430

Total deferred tax assets	100,053	103,203
Valuation allowance	(100,053)	(103,203)

	$—	$—

Deferred tax liabilities:
Indefinite life intangible	$(440)	$(440)

Net deferred tax assets (liabilities)	$(440)	$(440)

A reconciliation of the statutory income tax rate to the Company’s effective tax is as follows:

	Years Ended December 31,
	2011	2010	2009
Federal income taxes	34.0%	34.0%	34.0%
State income tax, net of Federal benefit	3.3%	4.2%	4.1%
Tax effect on non-deductible expenses	5.5%	(2.3)%	1.9%
Stock compensation expense	19.6%	(5.0)%	2.4%
Change in valuation allowance	(63.2)%	(32.2)%	(39.0)%
Impact of state rate change	9.0%	0.1%	(0.7)%
Other	(2.0)%	0.7%	2.5%

	6.2%	(0.5)%	5.2%

10. Quarterly Financial Information (unaudited)

The following table sets forth quarterly results of operations for each quarter within the two-year period ended December 31, 2011. The information for each of these quarters is unaudited and has been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals, have been included to fairly present the unaudited quarterly results when read in conjunction with the Company’s audited consolidated financial statements and related notes. The operating results of any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Selected Quarterly Financial Data (unaudited):
2011:
Product sales, net	$11,981	$14,694	$19,813	$41,665
Total revenues	22,814	26,607	26,814	42,552
Cost of product sales	1,520	1,845	2,232	3,255
Total costs and expenses	23,207	23,772	25,948	40,435
Net income (loss)	(516)	2,706	563	1,916
Net income (loss) per share:
Basic	(0.01)	0.04	0.01	0.03
Diluted	(0.01)	0.04	0.01	0.03
2010:
Product sales, net	$29,010	$32,866	$10,972	$17,322
Total revenues	39,749	41,674	18,074	25,854
Cost of product sales	1,573	3,793	1,189	1,160
Total costs and expenses	36,089	35,559	43,917	27,820
Net income (loss)	3,311	6,025	(25,746)	(2,064)
Net income (loss) per share:
Basic	0.06	0.10	(0.44)	(0.03)
Diluted	0.05	0.10	(0.44)	(0.03)

Schedule II – Valuation and Qualifying Accounts

(in thousands)

		Additions	Deductions
	Balance at Beginning of Period	Provision Related to Current Period Sales	Actual Cash Discounts, Chargebacks, and Other Discounts Related to Current Period Sales	Actual Cash Discounts, Chargebacks, and Other Discounts Related to Prior Period Sales		Balance at End of Period
Allowance for cash discounts, chargebacks, and other sales discounts:
For the year ended December 31, 2011	$(1,383)	$(10,658)	$7,150	$1,273		$(3,618)
For the year ended December 31, 2010	(3,427)	(10,273)	9,008	3,309		(1,383)
For the year ended December 31, 2009	(3,248)	(16,873)	13,598	3,096		(3,427)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Balance Sheet	Deductions		Balance at End of Period
Allowance for excess and obsolete inventory:
For the year ended December 31, 2011	$(2,190)	$(577)	$(12)	$1,585	(1)	$(1,194)
For the year ended December 31, 2010	(4)	(1,959)	(227)	—		(2,190)
For the year ended December 31, 2009	(308)	(47)	—	351	(1)	(4)

		Additions	Deductions
	Balance at Beginning of Period	Provision Related to Current Period Sales	Actual Returns or Credits Related to Current Period	Actual Returns or Credits Related to Prior Period		Balance at End of Period
Allowance for product returns:
For the year ended December 31, 2011	$(13,450)	$(4,890)	$81	$4,364		$(13,895)
For the year ended December 31, 2010	(12,846)	(2,551)	89	1,858		(13,450)
For the year ended December 31, 2009	(10,251)	(4,634)	26	2,013		(12,846)

(1)	Deductions in allowance for excess and obsolete inventory represent physical disposition of inventory.