Form 10-Q
period 2012-03-31
SANTARUS INC
filed 2012-05-08
CIK 1172480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of April 30, 2012 was 62,610,396.

SANTARUS, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Santarus, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$61,447	$54,244
Short-term investments	4,065	4,364
Accounts receivable, net	20,751	20,274
Inventories, net	4,750	5,129
Prepaid expenses and other current assets	4,679	3,714

Total current assets	95,692	87,725

Long-term restricted cash	950	1,050
Property and equipment, net	500	578
Intangible assets, net	20,414	21,787
Goodwill	2,913	2,913

Total assets	$120,469	$114,053

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$34,762	$35,413
Allowance for product returns	14,210	13,895

Total current liabilities	48,972	49,308

Deferred revenue	2,053	2,163
Long-term debt	9,832	10,000
Other long-term liabilities	2,648	2,494
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2012 and December 31, 2011; no shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at March 31, 2012 and December 31, 2011; 62,582,296 and 61,107,695 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	6	6
Additional paid-in capital	360,537	354,288
Accumulated deficit	(303,579)	(304,206)

Total stockholders’ equity	56,964	50,088

Total liabilities and stockholders’ equity	$120,469	$114,053

See accompanying notes.

Santarus, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2012	2011

Revenues:
Product sales, net	$45,129	$11,981
Promotion revenue	—	10,262
Royalty revenue	751	571

Total revenues	45,880	22,814
Costs and expenses:
Cost of product sales	3,484	1,520
License fees and royalties	16,319	1,883
Research and development	5,174	3,326
Selling, general and administrative	19,847	16,478

Total costs and expenses	44,824	23,207

Income (loss) from operations	1,056	(393)
Other income (expense):
Interest income	—	10
Interest expense	(101)	(113)

Total other income (expense)	(101)	(103)

Income (loss) before income taxes	955	(496)
Income tax expense	328	20

Net income (loss)	$627	$(516)

Net income (loss) per share:
Basic	$0.01	$(0.01)

Diluted	$0.01	$(0.01)

Weighted average shares outstanding used to calculate net income (loss) per share:
Basic	61,768,374	60,194,575
Diluted	65,720,689	60,194,575

Comprehensive income (loss)	$627	$(516)

See accompanying notes.

Santarus, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income (loss)	$627	$(516)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,490	758
Loss on contingent consideration	154	115
Stock-based compensation	1,424	1,043
Issuance of common stock for technology license agreement	3,698	—
Changes in operating assets and liabilities:
Accounts receivable, net	(477)	647
Inventories, net	379	(161)
Prepaid expenses and other current assets	(965)	(272)
Accounts payable and accrued liabilities	608	(7,637)
Allowance for product returns	315	(590)
Deferred revenue	(110)	(5)

Net cash provided by (used in) operating activities	7,143	(6,618)

Investing activities
Purchases of short-term investments	—	(4,351)
Maturities of short-term investments	400	3,339
Purchases of property and equipment	(33)	(90)
Net cash paid for business combination	(1,259)	—

Net cash used in investing activities	(892)	(1,102)

Financing activities
Payment of commitment fee on credit facility	(175)	—
Exercise of stock options	1,127	436

Net cash provided by financing activities	952	436

Increase (decrease) in cash and cash equivalents	7,203	(7,284)
Cash and cash equivalents at beginning of the period	54,244	56,692

Cash and cash equivalents at end of the period	$61,447	$49,408

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) related to the preparation of interim financial statements and the rules and regulations of the U.S. Securities and Exchange Commission related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all information and disclosures required by GAAP for complete financial statements. The interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any future periods. For further information, please see the consolidated financial statements and related disclosures included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

Product Sales, Net. The Company sells its Glumetza® (metformin hydrochloride extended release tablets), Cycloset® (bromocriptine mesylate), Fenoglide® (fenofibrate) and Zegerid® (omeprazole/sodium bicarbonate) products primarily to pharmaceutical wholesale distributors. The Company is obligated to accept from customers products that are returned within six months of their expiration date or up to 12 months beyond their expiration date. The shelf life of the Company’s products from the date of manufacture is as follows: Glumetza (24 to 48 months); Cycloset (18 months); Fenoglide (24 to 36 months); and Zegerid (36 months). The Company authorizes returns for expired or damaged products in accordance with its return goods policy and procedures. The Company issues credit to the customer for expired or damaged returned product. The Company rarely exchanges product from inventory for returned product. At the time of sale, the Company records its estimates for product returns as a reduction to revenue at full sales value with a corresponding increase in the allowance for product returns liability. Actual returns are recorded as a reduction to the allowance for product returns liability at sales value with a corresponding decrease in accounts receivable for credit issued to the customer.

The Company recognizes product sales net of estimated allowances for product returns, estimated rebates in connection with contracts relating to managed care, Medicare, patient coupons and voucher programs, and estimated chargebacks from distributors, wholesaler fees and prompt payment and other discounts. The Company establishes allowances for estimated product returns, rebates and chargebacks based primarily on the following qualitative and quantitative factors:

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

The Company’s estimates of product returns, rebates and chargebacks require its most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. If actual future payments for returns, rebates, chargebacks and other discounts vary from the estimates the Company made at the time of sale, its financial position, results of operations and cash flows would be impacted.

The Company’s allowance for product returns was $14.2 million as of March 31, 2012 and $13.9 million as of December 31, 2011. The Company recognizes product sales at the time title passes to its customers, and the Company provides for an estimate of future product returns at that time based upon historical product returns trends, analysis of product expiration dating and estimated inventory levels in the distribution channel, review of returns trends for similar products, if available, and the other factors discussed above. Due to the lengthy shelf life of the Company’s products and the terms of the Company’s returns policy, there may be a significant time lag between the date the Company determines the estimated allowance and when the Company receives the product return and issues credit to a customer. Therefore, the amount of returns processed against the allowance in a particular year generally has no direct correlation to the product sales in the same year, and the Company may record adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods.

The Company has been tracking its Zegerid product returns history by individual production batches from the time of its first commercial product launch of Zegerid powder for oral suspension 20 mg in late 2004, taking into consideration product expiration dating and estimated inventory levels in the distribution channel. The Company launched Cycloset in November 2010 and began distributing Fenoglide in December 2011. The Company has provided for an estimate of Cycloset and Fenoglide product returns based upon its review of returns trends for similar products and taking into consideration the effect of a product’s shelf life on its returns history. Under a commercialization agreement with Depomed, Inc. (“Depomed”), the Company began distributing and recording product sales for Glumetza in September 2011. The Company has provided for an estimate of Glumetza product returns based upon the Glumetza product returns history and taking into consideration the effect of a product’s shelf life on its returns history.

The Company’s allowance for rebates, chargebacks and other discounts was $15.1 million as of March 31, 2012 and $13.8 million as of December 31, 2011. These allowances reflect an estimate of the Company’s liability for rebates due to managed care organizations under specific contracts, rebates due to various organizations under Medicare contracts and regulations, chargebacks due to various organizations purchasing the Company’s products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. The Company estimates its liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, the Company evaluates its outstanding contracts and applies the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, the Company projects the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by the Company and/or its competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date the Company determines the estimated allowance and when the Company makes the contractual payment or issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods.

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

Promotion, Royalty and Other License Revenue. The Company analyzes each element of its promotion and licensing agreements to determine the appropriate revenue recognition. Prior to January 1, 2011, the Company recognized revenue on upfront payments over the period of significant involvement under the related agreements unless the fee was in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation existed under the contract. The Company follows the authoritative guidance for revenue arrangements with multiple deliverables materially modified or entered into after December 31, 2010. Under this guidance, the Company identifies the deliverables included within the agreement and evaluates which deliverables represent separate units of accounting. Upfront license fees are generally recognized upon delivery of the license if the facts and circumstances dictate that the license has standalone value from any undelivered items, the relative selling price allocation of the license is equal to or exceeds the upfront license fees, persuasive evidence of an arrangement exists, the Company’s price to the partner is fixed or determinable and collectability is reasonably assured. Upfront license fees are deferred if facts and circumstances dictate that the license does not have standalone value. The determination of the length of the period over which to defer revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period.

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

For the three months ended March 31, 2012 and 2011, the Company recognized approximately $1.4 million and $1.0 million of total stock-based compensation, respectively. In March 2012, the Company granted options to purchase an aggregate of 1,959,015 shares of its common stock in connection with annual option grants to all eligible employees. These stock options vest over a four-year period from the date of grant. As of March 31, 2012, total unrecognized compensation cost related to stock options and employee stock purchase plan rights was approximately $15.5 million, and the weighted average period over which it was expected to be recognized was 3.0 years.

6.	Net Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, contingently issuable shares, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted income (loss) per share when their effect is dilutive. Potentially dilutive securities totaling 10.9 million shares and 17.8 million shares for the three months ended March 31, 2012 and 2011, respectively, were excluded from the calculation of diluted income (loss) per share because of their anti-dilutive effect.

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income (loss) (in thousands)	$627	$(516)

Denominator:
Weighted average common shares outstanding for basic net income (loss) per share	61,768,374	60,194,575

Net effect of dilutive common stock equivalents	3,952,315	—

Denominator for diluted net income (loss) per share	65,720,689	60,194,575

Net income (loss) per share
Basic	$0.01	$(0.01)

Diluted	$0.01	$(0.01)

7.	Segment Reporting

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

The following is a summary of the Company’s available-for-sale investment securities as of March 31, 2012 and December 31, 2011 (in thousands). All available-for-sale securities held as of March 31, 2012 and December 31, 2011 have contractual maturities within one year. There were no material gross realized gains or losses on sales of available-for-sale securities for the three months ended March 31, 2012 and 2011.

	Amortized Cost	Market Value	Unrealized Gain (Loss)
March 31, 2012:
U.S. Treasury securities	$1,500	$1,500	$—
U.S. government sponsored enterprise securities	3,515	3,515	—

	$5,015	$5,015	$—

December 31, 2011:
U.S. Treasury securities	$1,500	$1,500	$—
U.S. government sponsored enterprise securities	3,914	3,914	—

	$5,414	$5,414	$—

The classification of available-for-sale securities in the Company’s consolidated balance sheets is as follows (in thousands):

	March 31, 2012	December 31, 2011
Short-term investments	$4,065	$4,364
Restricted cash	950	1,050

	$5,015	$5,414

9.	Fair Value Measurements

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

The Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2012:
Assets
Money market funds	$27,749	$—	$—	$27,749
U.S. Treasury securities	1,500	—	—	1,500
U.S. government sponsored enterprise securities	—	37,213	—	37,213

	$29,249	$37,213	$—	$66,462

Liabilities
Contingent consideration	$—	$—	$2,208	$2,208

	$—	$—	$2,208	$2,208

December 31, 2011:
Assets
Money market funds	$40,244	$—	$—	$40,244
U.S. Treasury securities	1,500	—	—	1,500
U.S. government sponsored enterprise securities	—	17,914	—	17,914

	$41,744	$17,914	$—	$59,658

Liabilities
Contingent consideration	$—	$—	$2,054	$2,054

	$—	$—	$2,054	$2,054

The following table provides a summary of changes in fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Contingent Consideration:
Beginning balance	$2,054	$2,057
Change in fair value recorded in operating expenses	154	115

Ending balance	$2,208	$2,172

Level 3 liabilities include contingent milestone and royalty obligations the Company may pay related to the acquisition of Covella in September 2010. The fair value of the contingent consideration has been determined using a probability-weighted discounted cash flow model. The key assumptions in applying this approach are the discount rate and the probability assigned to the milestone or royalty being achieved. Management remeasures the fair value of the contingent consideration at each reporting period, with any change in its fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in the estimated probability or timing of achieving the milestone or royalty, being recorded in the current period’s statement of operations. The Company recorded an increase in the fair value of contingent consideration of $154,000 and $115,000 for the three months ended March 31, 2012 and 2011, respectively, resulting from the passage of time.

10.	Balance Sheet Details

Inventories, net consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$963	$873
Finished goods	4,619	5,450

	5,582	6,323
Allowance for excess and obsolete inventory	(832)	(1,194)

	$4,750	$5,129

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

Accounts payable and accrued liabilities consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Accounts payable	$7,260	$4,549
Accrued compensation and benefits	4,236	7,226
Accrued rebates	12,002	10,227
Accrued license fees and royalties	5,709	4,859
Accrued research and development expenses	1,049	2,400
Accrued legal fees	621	2,632
Income taxes payable	602	580
Other accrued liabilities	3,283	2,940

	$34,762	$35,413

11.	Long-Term Debt

In July 2006, the Company entered into a loan agreement with Comerica Bank (“Comerica”), which was most recently amended in February 2012, pursuant to which the Company may request advances in an aggregate outstanding amount not to exceed $35.0 million. In December 2008, the Company drew down $10.0 million under the loan agreement. Pursuant to the February 2012 amendment, the revolving loan bears interest, as selected by the Company, at either the variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” or the LIBOR rate plus 2.25%. The Company has selected the LIBOR rate plus 2.25% interest rate option, which as of March 31, 2012 was approximately 2.49%. Interest payments on advances made under the amended loan agreement are due and payable in arrears on a monthly basis during the term of the amended loan agreement. The February 2012 amendment to the loan agreement extends the maturity date of the revolving line from July 11, 2013 to February 13, 2015. Amounts borrowed under the loan agreement may be repaid and re-borrowed at any time prior to February 13, 2015, and any outstanding principal drawn during the term of the loan facility is due and payable on February 13, 2015. In conjunction with the execution of the February 2012 amendment to the loan agreement, the Company paid a one-time commitment fee of $175,000. The commitment fee has been capitalized as a debt discount and is being amortized to interest expense over the remaining term of the loan agreement. The amended loan agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the amended loan agreement.

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

In December 2008, the Company entered into a strategic collaboration with Cosmo Technologies Limited (“Cosmo”), an affiliate of Cosmo Pharmaceuticals S.p.A., including a license agreement, a stock issuance agreement and a registration rights agreement, as amended, under which the Company was granted exclusive rights to develop and commercialize the Uceris™ (budesonide) and rifamycin SV MMX® development-stage products in the U.S. In February 2012, following U.S. Food and Drug Administration (“FDA”) acceptance for filing of the new drug application (“NDA”) for Uceris, Cosmo elected to receive payment of a regulatory milestone through the issuance of 906,412 shares of the Company’s common stock. Under the terms of the registration rights agreement, as amended, the Company is filing a registration statement to cover the 906,412 shares.

The Company recorded the fair value of the 906,412 shares of its common stock issued to Cosmo for the regulatory milestone achievement of approximately $3.7 million in license fees and royalties expense in the three months ended March 31, 2012. As these shares have a six-month trading restriction pursuant to the stock issuance agreement, the Company estimated a fair value of $4.08 per share, which reflected a discount due to lack of marketability (“DLOM”) of approximately 15% on the $4.80 per share closing price of its common stock on the milestone achievement date. The Company calculated the DLOM associated with the contractual restriction using the Black-Scholes valuation model for a hypothetical put option with the following assumptions: life of the option of 0.5 years; risk-free interest rate of 0.15%; volatility of 53%; and dividend rate of 0%.

13.	Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on the presentation of comprehensive income. This newly issued authoritative guidance (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this authoritative guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. The authoritative guidance is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued guidance which defers the requirement for entities to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. This requirement has been indefinitely deferred and will be further deliberated by the FASB at a future date. During the deferral period, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of the new guidance. The Company adopted the requirements of this guidance effective for the Company’s fiscal year beginning January 1, 2012. Upon adoption, the guidance did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued an update to the authoritative guidance on performing goodwill impairment testing. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required; otherwise, no further testing is required. The revised guidance does not change how goodwill is calculated or assigned to reporting units, does not revise the requirement to test goodwill annually for impairment, and does not amend the requirement to test goodwill for impairment between annual tests if events and circumstances warrant. The revised authoritative guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this guidance effective for the Company’s fiscal year beginning January 1, 2012. Upon adoption, the guidance did not have a material impact on the Company’s consolidated financial statements.

14.	Contingencies

Glumetza Patent Litigation

In November 2009, Depomed filed a lawsuit in the U.S. District Court for the Northern District of California against Lupin Limited and its wholly owned subsidiary, Lupin Pharmaceuticals, Inc. (collectively “Lupin”) for infringement of the following patents listed in the Orange Book for Glumetza: U.S. Patent Nos. 6,340,475; 6,635,280; and 6,488,962. The lawsuit was filed in response to an abbreviated new drug application (“ANDA”) and paragraph IV certification filed with the FDA by Lupin regarding Lupin’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the asserted patents. In February 2012, the Company and Depomed entered into a settlement agreement with Lupin that grants Lupin the right to begin selling a generic version of Glumetza in February 2016, or earlier under certain circumstances. In March 2012, the U.S. District Court for the Northern District of California entered an order dismissing the litigation.

In June 2011, Depomed filed a lawsuit in the U.S. District Court for the Northern District of New Jersey against Sun Pharma Global FZE, Sun Pharmaceutical Industries Ltd. and Sun Pharmaceutical Industries Inc. (collectively “Sun”) for infringement of the patents listed in the Orange Book for Glumetza (U.S. Patent Nos. 6,723,340; 6,635,280; 6,488,962; 6,340,475; and 7,780,987), as well as U.S. Patent No. 7,736,667. Valeant International (Barbados) SRL is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA and paragraph IV certification filed with the FDA by Sun regarding Sun’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the asserted patents. Depomed commenced the lawsuit within the requisite 45 day time period, resulting in an FDA stay on the approval of Sun’s proposed products for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in November 2013. Sun has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, and has also filed counterclaims. Briefing for the Markman hearing is scheduled to be completed in May 2012, and a Markman hearing date and a trial date have not yet been scheduled.

In April 2012, Depomed filed a lawsuit in the U.S. District Court for the District of Delaware against Watson Laboratories, Inc. — Florida, Watson Pharmaceuticals, Inc. and Watson Pharma, Inc. (collectively, “Watson”) for infringement of the patents listed in the Orange Book for Glumetza 1000 mg (U.S. Patent Nos. 6,488,962 and 7,780,987). Valeant International (Barbados) SRL is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA and paragraph IV certification filed with the FDA by Watson regarding Watson’s intent to market a generic version of Glumetza 1000 mg tablets prior to the expiration of the asserted patents. Depomed commenced the lawsuit within the requisite 45 day time period, resulting in an FDA stay on the approval of Watson’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in September 2014.

Under the terms of the Company’s commercialization agreement with Depomed, Depomed will continue to manage the ongoing patent infringement lawsuits against Sun and Watson, subject to certain consent rights in favor of the Company, including with regard to any proposed settlements. The Company is responsible for 70% of the future out-of-pocket costs, and Depomed is responsible for 30% of the future out-of-pocket costs, related to patent infringement cases. Although Depomed has indicated that it intends to vigorously defend and enforce its patent rights, the Company is not able to predict the timing or outcome of ongoing or future actions. At this time the Company is unable to estimate possible losses or ranges of losses for ongoing actions.

Any adverse outcome in the litigation described above would adversely impact the Company and its revenues. Regardless of how these litigation matters are ultimately resolved, the litigation will continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on the Company.

In addition, any patent litigation settlement agreements the Company enters with regard to Glumetza, Fenoglide or any of the Company’s other products could be subject to further review by the U.S. Department of Justice and the Federal Trade Commission. Any legal or regulatory challenge to one or more of our settlement agreements by the U.S. Department of Justice and/or the Federal Trade Commission could adversely impact the Company and its revenues.

Fenoglide Patent Litigation

Prior to the execution of the Company’s license agreement with Cowen Healthcare Royalty Partners, L.P. (“CHRP”) and Shore Therapeutics, Inc. (“Shore”), Shore entered into a settlement arrangement with Impax Laboratories, Inc. (“Impax”) in connection with ongoing patent infringement litigation associated with Impax’s ANDA for a generic version of Fenoglide and a related paragraph IV challenge. The settlement terms grant Impax a sublicense to begin selling a generic version of Fenoglide on October 1, 2015, or earlier under certain circumstances. In February 2012, the U.S. District Court for the District of Delaware entered an order dismissing the litigation and the Company assumed Shore’s obligations associated with the sublicense to Impax.

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

In September 2010, MSD Consumer Products, Inc. (“Merck”), a subsidiary of Merck & Co., filed lawsuits in the U.S. District Court for the District of New Jersey against each of Par and Perrigo Research and Development Company (“Perrigo”) for infringement of the patents listed in the Orange Book for Zegerid OTC® (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; and 7,399,772). The Company and the University of Missouri, licensors of the listed patents, are joined in the lawsuits as co-plaintiffs. Par and Perrigo had filed ANDAs with the FDA regarding each company’s intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. The parties in each of these lawsuits have agreed to stay the court proceedings until the earlier of the outcome of the pending appeal related to the Zegerid prescription product litigation or receipt of tentative regulatory approval for the proposed generic Zegerid OTC products. The Company is not able to predict the timing or outcome of these lawsuits.

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

Any adverse outcome in the litigation described above would adversely impact the Company’s Zegerid and Zegerid OTC business, including the amount of, or the Company’s ability to receive, milestone payments and royalties under its agreement with Merck. For example, the royalties payable to the Company under its license agreement with Merck are subject to reduction in the event it is ultimately determined by the courts (with the decision being unappealable or unappealed within the time allowed for appeal) that there is no valid claim of the licensed patents covering the manufacture, use or sale of the Zegerid OTC product and third parties have received marketing approval for, and are conducting bona fide ongoing commercial sales of, generic versions of the licensed products. The ruling may also negatively impact the patent protection for the products being commercialized pursuant to the Company’s ex-US license with Glaxo Group Limited (“GSK”), an affiliate of GlaxoSmithKline plc. Although the U.S. ruling is not binding in countries outside the U.S., similar challenges to those raised in the U.S. litigation may be raised in territories outside the U.S.

Regardless of how these litigation matters are ultimately resolved, the litigation has been and will continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on the Company. At this time the Company is unable to estimate possible losses or ranges of losses for these matters.

Wage and Hour Putative Class Action Litigation

In December 2010, a complaint styled as a putative class action was filed against the Company in the U.S. District Court for the Southern District of New York by a person employed at the time by the Company as a sales representative and on behalf of a class of similarly situated current and former employees. The complaint sought damages for alleged violations of the New York Labor Law 650 §§ et seq. and the federal Fair Labor Standards Act, including failure to pay for overtime work. The Company denied all claims asserted in the complaint, and the case was never certified as a class action. Although the Company settled this case in February 2012, it is possible that a similar action may be filed against the Company in the future. Over the last several years, similar class action lawsuits have been filed against many other pharmaceutical companies alleging that the companies’ sales representatives have been misclassified as exempt employees under the federal Fair Labor Standards Act and applicable state laws. The issue of whether certain pharmaceutical sales representatives are exempt under federal law’s outside sales exemption is currently under review by the U.S. Supreme Court. The Company cannot be certain about how the U.S. Supreme Court will rule on the outside sales exemption or on how any ruling in that case will impact any claims that may arise in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve risks and uncertainties. As used herein, the terms “we,” “us,” “our” or the “Company” refer to Santarus, Inc., a Delaware corporation, and its wholly owned subsidiary Covella. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” The interim consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

IPR&D will not be amortized until the related development process is complete, and goodwill is not amortized. License agreements and other intangible assets are amortized over their estimated useful lives. If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fair value is determined by a combination of third-party sources and forecasted discounted cash flows. In addition, we base the useful lives and related amortization expense on our estimate of the period that the assets will generate revenues or otherwise be used. We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. A change in any of the above-mentioned factors or estimates could result in an impairment charge which could negatively impact our results of operations. We have not recognized any impairment charges on our intangible assets or goodwill through March 31, 2012.

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

We recognize product sales net of estimated allowances for product returns, estimated rebates in connection with contracts relating to managed care, Medicare, patient coupons and voucher programs, and estimated chargebacks from distributors, wholesaler fees and prompt payment and other discounts. We establish allowances for estimated product returns, rebates and chargebacks based primarily on the following qualitative and quantitative factors:

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

Our estimates of product returns, rebates and chargebacks require our most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. If actual future payments for returns, rebates, chargebacks and other discounts vary from the estimates we made at the time of sale, our financial position, results of operations and cash flows would be impacted.

Our allowance for product returns was $14.2 million as of March 31, 2012 and $13.9 million as of December 31, 2011. We recognize product sales at the time title passes to our customers, and we provide for an estimate of future product returns at that time based upon historical product returns trends, analysis of product expiration dating and estimated inventory levels in the distribution channel, review of returns trends for similar products, if available, and the other factors discussed above. Due to the lengthy shelf life of our products and the terms of our returns policy, there may be a significant time lag between the date we determine the estimated allowance and when we receive the product return and issue credit to a customer. Therefore, the amount of returns processed against the allowance in a particular year generally has no direct correlation to the product sales in the same year, and we may record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods.

We have been tracking our Zegerid product returns history by individual production batches from the time of our first commercial product launch of Zegerid powder for oral suspension 20 mg in late 2004, taking into consideration product expiration dating and estimated inventory levels in the distribution channel. We launched Cycloset in November 2010 and began distributing Fenoglide in December 2011. We have provided for an estimate of Cycloset and Fenoglide product returns based upon our review of returns trends for similar products and taking into consideration the effect of a product’s shelf life on its returns history. Under a commercialization agreement with Depomed, we began distributing and recording product sales for Glumetza in September 2011. We have provided for an estimate of Glumetza product returns based upon the Glumetza product returns history and taking into consideration the effect of a product’s shelf life on its returns history.

Our allowance for rebates, chargebacks and other discounts was $15.1 million as of March 31, 2012 and $13.8 million as of December 31, 2011. These allowances reflect an estimate of our liability for rebates due to managed care organizations under specific contracts, rebates due to various organizations under Medicare contracts and regulations, chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. We estimate our liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, we evaluate our outstanding contracts and apply the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, we project the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by us and/or our competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date we determine the estimated allowance and when we make the contractual payment or issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods. For the three months ended March 31, 2012 and 2011, actual results were not materially different from our estimates.

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

Promotion, Royalty and Other License Revenue. We analyze each element of our promotion and licensing agreements to determine the appropriate revenue recognition. Prior to January 1, 2011, we recognized revenue on upfront payments over the period of significant involvement under the related agreements unless the fee was in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation existed under the contract. We follow the authoritative guidance for revenue arrangements with multiple deliverables materially modified or entered into after December 31, 2010. Under this guidance, we identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting. Upfront license fees are generally recognized upon delivery of the license if the facts and circumstances dictate that the license has standalone value from any undelivered items, the relative selling price allocation of the license is equal to or exceeds the upfront license fees, persuasive evidence of an arrangement exists, our price to the partner is fixed or determinable and collectability is reasonably assured. Upfront license fees are deferred if facts and circumstances dictate that the license does not have standalone value. The determination of the length of the period over which to defer revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period.

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

The fair value of options granted is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period ranging from one to four years. Pre-vesting forfeitures were estimated to be approximately 0% for the three months ended March 31, 2012 and 2011 as the majority of options granted contain monthly vesting terms.

The following table includes stock-based compensation recognized in our consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of product sales	$49	$27
Research and development	249	161
Selling, general and administrative	1,126	855

Total	$1,424	$1,043

As of March 31, 2012, total unrecognized compensation cost related to stock options was approximately $15.5 million, and the weighted average period over which it was expected to be recognized was 3.0 years.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income. This newly issued authoritative guidance (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this authoritative guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. The authoritative guidance is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued guidance which defers the requirement for entities to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. This requirement has been indefinitely deferred and will be further deliberated by the FASB at a future date. During the deferral period, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of the new guidance. We adopted the requirements of this guidance effective for our fiscal year beginning January 1, 2012. Upon adoption, the guidance did not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued an update to the authoritative guidance on performing goodwill impairment testing. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required; otherwise, no further testing is required. The revised guidance does not change how goodwill is calculated or assigned to reporting units, does not revise the requirement to test goodwill annually for impairment, and does not amend the requirement to test goodwill for impairment between annual tests if events and circumstances warrant. The revised authoritative guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this guidance effective for our fiscal year beginning January 1, 2012. Upon adoption, the guidance did not have a material impact on our consolidated financial statements.

Results of Operations

Comparison of Three Months Ended March 31, 2012 and 2011

Product Sales, Net. Product sales, net were $45.1 million for the three months ended March 31, 2012 and $12.0 million for the three months ended March 31, 2011. The following table summarizes the components of our product sales, net for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011

Product sales, net
Glumetza	$31,241	$—
Zegerid (brand and authorized generic)	8,500	10,995
Cycloset	3,586	986
Fenoglide	1,802	—

Total product sales, net	$45,129	$11,981

The $33.1 million increase in product sales, net consisted of $31.2 million in sales of Glumetza which we began distributing in September 2011 and $1.8 million in sales of Fenoglide which we began distributing in December 2011. Also contributing to the increase in product sales, net was an increase in the sales volume of Cycloset, offset in part by a decrease in sales of our Zegerid products, including the authorized generic products. For the three months ended March 31, 2011, revenue related to our promotion of Glumetza was recorded as promotion revenue and is further described below.

Promotion Revenue. Promotion revenue was $10.3 million for the three months ended March 31, 2011 and was comprised of fees earned under our promotion agreement with Depomed for the promotion of Glumetza prescription products. Promotion revenue for the three months ended March 31, 2011 was based on Glumetza sales recorded by Depomed. The promotion agreement was replaced by a commercialization agreement with Depomed under which we began distributing and recording product sales for Glumetza in September 2011. Glumetza 500 mg was the subject of a voluntary recall and supply interruption which resulted in the unavailability of this dosage strength from June 2010 through early January 2011. Shipments of Glumetza 500 mg resumed in January 2011.

Royalty Revenue. Royalty revenue was $751,000 for the three months ended March 31, 2012 and $571,000 for the three months ended March 31, 2011 and was comprised of royalty revenue earned under our license agreement with Merck for Zegerid OTC and our license agreement with GSK for prescription and OTC immediate-release omeprazole products in specified countries outside the U.S. Merck commenced commercial sales of Zegerid OTC products in the first quarter of 2010, and GSK commenced commercial sales in Mexico in the second quarter of 2011 and Kenya in the fourth quarter of 2011.

Cost of Product Sales. Cost of product sales was $3.5 million for the three months ended March 31, 2012 and $1.5 million for the three months ended March 31, 2011, or approximately 8% and 13% of net product sales, respectively. Cost of product sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Glumetza, Cycloset, Fenoglide and Zegerid prescription products as well as shipments to Prasco of the authorized generic version of Zegerid capsules. Cost of product sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales. The decrease in our cost of product sales as a percentage of net product sales was primarily attributable to higher gross margins associated with the Glumetza products and certain fixed costs being applied to increased sales volumes.

License Fees and Royalties. License fees and royalties were $16.3 million for the three months ended March 31, 2012 and $1.9 million for the three months ended March 31, 2011. License fees and royalties consist of royalties due to Depomed under our commercialization agreement based upon net product sales of Glumetza, royalties earned by CHRP and Shore under our license agreement based upon net product sales of Fenoglide and royalties due to the University of Missouri based upon net product sales of our Zegerid prescription products, sales of Zegerid OTC by Merck under our license agreement and products sold by GSK under our license agreement. In addition, license fees and royalties include milestone payments and upfront fees expensed or amortized under license agreements, as well as amounts payable to S2 Therapeutics, Inc., or S2, and VeroScience, LLC, or VeroScience, based on a percentage of the gross margin associated with net sales of Cycloset. License fees and royalties also include changes in the fair value of contingent consideration related to business combinations.

The $14.4 million increase in license fees and royalties was primarily attributable to license fees and royalties related to our commercialization agreement with Depomed entered into in August 2011 and our license agreement with CHRP and Shore entered into in December 2011, as well as an increase in amounts payable to S2 and VeroScience under our license agreement. The increase was also attributable to a milestone payment to Cosmo Technologies Limited, an affiliate of Cosmo Pharmaceuticals S.p.A., or Cosmo, based on the achievement of a regulatory milestone under our license agreement. Cosmo elected to receive payment through the issuance of 906,412 shares of our common stock. The fair value of the shares issued to Cosmo was approximately $3.7 million.

Research and Development. Research and development expenses were $5.2 million for the three months ended March 31, 2012 and $3.3 million for the three months ended March 31, 2011. The $1.9 million increase in our research and development expenses was primarily attributable to an increase in costs associated with our Uceris phase IIIb clinical study and increased compensation costs associated with an increase in the number of research and development personnel and annual merit increases to existing employees.

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

We have acquired rights to Rhucin under license and supply agreements with Pharming Group NV, or Pharming. Rhucin is a recombinant version of the human protein C1 inhibitor, which is produced using proprietary transgenic technology. Rhucin is currently being evaluated in a phase III clinical study at a 50 U/kg dose for the treatment of acute attacks of HAE, an orphan disease.

We have acquired the exclusive worldwide rights to SAN-300 through the acquisition of Covella and a related license agreement with Biogen Idec MA, or Biogen. SAN-300 is a humanized anti-VLA-1 mAb and has shown activity in multiple preclinical models of inflammatory and autoimmune diseases. We believe that SAN-300 may have potential application as a drug candidate in multiple inflammatory and autoimmune diseases, including rheumatoid arthritis, inflammatory bowel disease, psoriasis and organ transplantation. We initiated a multicenter, randomized, placebo-controlled, single-dose, dose-escalation phase I clinical study with SAN-300 in March 2011, which study we expect to be completed in 2012.

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

	Three Months Ended March 31,		Project to Date Through
	2012	2011	March 31, 2012(1)
Direct costs:
Uceris	$1,774	$607	$24,550
Rifamycin SV MMX	352	329	4,856
Rhucin	41	128	619
SAN-300	288	312	3,312
Zegerid and other projects	352	59	N/A

Total direct costs	2,807	1,435
Indirect costs	2,367	1,891	N/A

Total research and development	$5,174	$3,326

(1)	Project to date amounts are included for projects on which we are primarily focused.

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

Selling, General and Administrative. Selling, general and administrative expenses were $19.8 million for the three months ended March 31, 2012 and $16.5 million for the three months ended March 31, 2011. The $3.3 million increase in our selling, general and administrative expenses was primarily attributable to the expansion of our commercial presence, including expenses associated with engaging Ventiv Commercial Services, LLC, d/b/a inVentiv Commercial Services, LLC, or inVentiv, to supplement our sales effort by adding 40 contract sales representatives and increased compensation costs associated with an increase in our sales personnel and annual merit increases.

Interest Income. Interest income was $10,000 for the three months ended March 31, 2011. There was no interest income for the three months ended March 31, 2012.

Interest Expense. Interest expense was $101,000 for the three months ended March 31, 2012 and $113,000 for the three months ended March 31, 2011. Interest expense was comprised primarily of interest due in connection with our revolving credit facility with Comerica Bank, or Comerica.

Income Tax Expense. Income tax expense was $328,000 for the three months ended March 31, 2012 and $20,000 for the three months ended March 31, 2011. The provision for income taxes reflects our estimate of the effective tax rate expected to be applicable for the full fiscal year. Our effective tax rate for the three months ended March 31, 2012 and 2011 is impacted by anticipated utilization of Federal and state income tax net operating loss carryforwards.

Liquidity and Capital Resources

As of March 31, 2012, cash, cash equivalents and short-term investments were $65.5 million, compared to $58.6 million as of December 31, 2011, an increase of $6.9 million. This net increase resulted primarily from our net income for the three months ended March 31, 2012, adjusted for non-cash charges.

Net cash provided by operating activities was $7.1 million for the three months ended March 31, 2012, and net cash used in operating activities was $6.6 million for the three months ended March 31, 2011. The primary source of cash for the three months ended March 31, 2012 resulted from our net income for the period, adjusted for non-cash charges, including $1.5 million in depreciation and amortization, $1.4 million in stock-based compensation and $3.7 million related to the issuance of common stock under a technology license agreement. The primary use of cash for the three months ended March 31, 2011 resulted from our net loss for the period, adjusted for non-cash charges, including $758,000 in depreciation and amortization and $1.0 million in stock-based compensation, and changes in operating assets and liabilities. Significant working capital uses of cash for the three months ended March 31, 2011 included decreases in accounts payable and accrued liabilities related to payment of a one-time $3.0 million sales milestone to Depomed, annual corporate bonuses, accrued rebates and other expenses accrued in 2010.

Net cash used in investing activities was $892,000 for the three months ended March 31, 2012 and $1.1 million for the three months ended March 31, 2011. These activities included purchases and maturities of short-term investments and purchases of property and equipment. For the three months ended March 31, 2012, net cash used in investing activities also included approximately $1.3 million we paid to Depomed for the purchase of Glumetza inventories in connection with the commercialization agreement we entered into in August 2011.

Net cash provided by financing activities was $952,000 for the three months ended March 31, 2012 and $436,000 for the three months ended March 31, 2011. Net cash provided by financing activities included proceeds received from the exercise of stock options. For the three months ended March 31, 2012, net cash provided by financing activities also included payment of a $175,000 commitment fee in connection with a February 2012 amendment to our credit facility with Comerica.

Contractual Obligations and Commitments

We rely on Patheon, Inc. as our manufacturer of Glumetza 500 mg, Cycloset and Zegerid powder for oral suspension, and we currently rely on Depomed to oversee the manufacturing of Glumetza 1000 mg. We rely on Norwich Pharmaceuticals, Inc. as our manufacturer of Zegerid capsules and the related authorized generic product, and we rely on Catalent Pharma Solutions, LLC as our manufacturer of Fenoglide. We also are required to purchase commercial quantities of certain active ingredients in our commercial products. At March 31, 2012, we had finished goods and raw materials inventory purchase commitments of approximately $5.3 million.

Agreements with Depomed

Under our commercialization agreement with Depomed entered into in August 2011, we are required to pay to Depomed royalties on Glumetza net product sales in the U.S. of 29.5% in 2012; 32.0% in 2013 and 2014; and 34.5% in 2015 and beyond prior to generic entry of a Glumetza product. We have the exclusive right to commercialize authorized generic versions of the Glumetza products. In the event of generic entry of a Glumetza product in the U.S., the parties will equally share proceeds based on a gross margin split. Under the commercialization agreement, we have certain minimum marketing expenditures and sales force promotion obligations during the term of the agreement until such time as a generic to Glumetza enters the market. Under the terms of the commercialization agreement, Depomed will continue to manage the ongoing patent infringement lawsuit against Sun Pharma Global FZE, Sun Pharmaceutical Industries Ltd. and Sun Pharmaceutical Industries Inc., collectively Sun, and Watson Laboratories, Inc. — Florida, Watson Pharmaceuticals, Inc. and Watson Pharma, Inc., collectively Watson, subject to certain consent rights in favor of us, including with regard to any proposed settlements. We are responsible for 70% of the future out-of-pocket costs, and Depomed is responsible for 30% of the future out-of-pocket costs, related to patent infringement cases.

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

License Agreement with Cosmo

Under our license agreement, stock issuance agreement and registration rights agreement with Cosmo entered into in December 2008, in February 2012, following FDA acceptance for filing of the NDA for Uceris, Cosmo elected to receive payment of a regulatory milestone through the issuance of 906,412 shares of our common stock. Cosmo is entitled to receive a $2.0 million regulatory milestone remaining under the agreements for the initial indication for rifamycin SV MMX and up to $6.0 million in clinical and regulatory milestones for a second indication for rifamycin SV MMX. In addition, we may also be required to pay Cosmo up to $57.5 million in commercial milestones for the two products, including a $7.0 million commercial milestone on first commercial sale of Uceris. The milestones may be paid in cash or through issuance of additional shares of our common stock, at Cosmo’s option, subject to certain limitations. We will be required to pay tiered royalties to Cosmo ranging from 12% to 14% on net sales of any licensed products we sell. Such royalties are subject to reduction in certain circumstances, including in the event of market launch in the U.S. of a generic version of a licensed product. We are responsible for one-half of the total out-of-pocket costs associated with the Uceris phase III clinical program associated with obtaining regulatory approval and for all of the out-of-pocket costs for the ongoing rifamycin SV MMX phase III U.S. registration study and the Uceris phase IIIb multicenter clinical study. In the event that additional clinical work is required to obtain U.S. regulatory approval for either of the licensed products, the parties will agree on cost sharing.

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

The following summarizes our long-term contractual obligations as of March 31, 2012, excluding potential clinical, regulatory and commercial milestones and royalty obligations under our agreements which are described above:

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	Thereafter
	(in thousands)
Operating leases	$1,747	$1,251	$496	$—	$—
Long-term debt	10,716	187	10,529	—	—

Total	$12,463	$1,438	$11,025	$—	$—

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

In July 2006, we entered into our loan agreement with Comerica, which was most recently amended in February 2012, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $35.0 million. In December 2008, we drew down $10.0 million under the loan agreement. The revolving loan bears interest, as selected by us, at a variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” or the LIBOR rate plus 2.25%. Interest payments on advances made under the loan agreement are due and payable in arrears on a monthly basis during the term of the loan agreement. The February 2012 amendment to the loan agreement extends the maturity date of the revolving line from July 11, 2013 to February 13, 2015. Amounts borrowed under the loan agreement may be repaid and re-borrowed at any time prior to February 13, 2015, and any outstanding principal drawn during the term of the loan facility is due and payable on February 13, 2015. The loan agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the loan agreement.

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

In March 2010, the President signed the Patient Protection and Affordable Care Act, or PPACA, which makes extensive changes to the delivery of healthcare in the U.S. This act includes numerous provisions that affect pharmaceutical companies, some of which are effective immediately and others of which will be taking effect over the next several years. For example, the act seeks to expand healthcare coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The act also imposes substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit, an annual fee imposed on all manufacturers of brand prescription drugs in the U.S., and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics. The act also contains cost-containment measures that could reduce reimbursement levels for healthcare items and services generally, including pharmaceuticals. It also will require reporting and public disclosure of payments and other transfers of value provided by pharmaceutical companies to physicians and teaching hospitals. These measures could result in decreased net revenues from our pharmaceutical products and decreased potential returns from our development efforts. It is also possible that the PPACA may be modified or repealed in the future, and the PPACA is currently under review by the U.S. Supreme Court.

As of March 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Under the terms of our loan agreement with Comerica Bank, or Comerica, the interest rate applicable to any amounts borrowed by us under the credit facility will be, at our election, indexed to either Comerica’s prime rate or the LIBOR rate. If we elect Comerica’s prime rate for all or any portion of our borrowings, the interest rate will be variable, which would expose us to the risk of increased interest expense if interest rates rise. If we elect the LIBOR rate for all or any portion of our borrowings, such LIBOR rate will remain fixed only for a specified, limited period of time after the date of our election, after which we will be required to repay the borrowed amount, or elect a new interest rate indexed to either Comerica’s prime rate or the LIBOR rate. The new rate may be higher than the earlier interest rate applicable under the loan agreement. As of March 31, 2012, the balance outstanding under the credit facility was $10.0 million, and we had elected the LIBOR rate plus 2.25% interest rate option, which was approximately 2.49% as of March 31, 2012. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 10% increase or decrease in the interest rate under the loan agreement would not materially affect our interest expense at our current level of borrowing.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Glumetza® Patent Litigation

In November 2009, Depomed filed a lawsuit in the U.S. District Court for the Northern District of California against Lupin Limited and its wholly owned subsidiary, Lupin Pharmaceuticals, Inc., collectively referred to herein as Lupin, for infringement of the following patents listed in the Orange Book for Glumetza: U.S. Patent Nos. 6,340,475; 6,635,280; and 6,488,962. The lawsuit was filed in response to an ANDA and paragraph IV certification filed with the FDA by Lupin regarding Lupin’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the asserted patents. In February 2012, we and Depomed entered into a settlement agreement with Lupin that grants Lupin the right to begin selling a generic version of Glumetza in February 2016, or earlier under certain circumstances. In March 2012, the U.S. District Court for the Northern District of California entered an order dismissing the litigation.

In June 2011, Depomed filed a lawsuit in the U.S. District Court for the Northern District of New Jersey against Sun Pharma Global FZE, Sun Pharmaceutical Industries Ltd. and Sun Pharmaceutical Industries Inc., collectively referred to herein as Sun, for infringement of the patents listed in the Orange Book for Glumetza (U.S. Patent Nos. 6,723,340; 6,635,280; 6,488,962; 6,340,475; and 7,780,987), as well as U.S. Patent No. 7,736,667. Valeant International (Barbados) SRL is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA and paragraph IV certification filed with the FDA by Sun regarding Sun’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the asserted patents. Depomed commenced the lawsuit within the requisite 45 day time period, resulting in an FDA stay on the approval of Sun’s proposed products for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in November 2013. Sun has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, and has also filed counterclaims. Briefing for the Markman hearing is scheduled to be completed in May 2012, and a Markman hearing date and a trial date have not yet been scheduled.

In April 2012, Depomed filed a lawsuit in the U.S. District Court for the District of Delaware against Watson Laboratories, Inc. — Florida, Watson Pharmaceuticals, Inc. and Watson Pharma, Inc., collectively referred to herein as Watson, for infringement of the patents listed in the Orange Book for Glumetza 1000 mg (U.S. Patent Nos. 6,488,962 and 7,780,987). Valeant International (Barbados) SRL is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA and paragraph IV certification filed with the FDA by Watson regarding Watson’s intent to market a generic version of Glumetza 1000 mg tablets prior to the expiration of the asserted patents. Depomed commenced the lawsuit within the requisite 45 day time period, resulting in an FDA stay on the approval of Watson’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in September 2014.

Under the terms of our commercialization agreement with Depomed, Depomed will manage the ongoing patent infringement lawsuits against Sun and Watson, subject to certain consent rights in favor of us, including with regard to any proposed settlements. We are responsible for 70% of the future out-of-pocket costs, and Depomed is responsible for 30% of the future out-of-pocket costs, related to patent infringement cases. Although Depomed has indicated that it intends to vigorously defend and enforce its patent rights, we are not able to predict the timing or outcome of ongoing or future actions. At this time we are unable to estimate possible losses or ranges of losses for ongoing actions.

Any adverse outcome in the litigation described above would adversely impact our business and revenues. Regardless of how these litigation matters are ultimately resolved, the litigation will continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on our business.

In addition, any patent litigation settlement agreements we enter with regard to Glumetza, Fenoglide or any of our other products could be subject to further review by the U.S. Department of Justice and the Federal Trade Commission. Any legal or regulatory challenge to one or more of our settlement agreements by the U.S. Department of Justice and/or the Federal Trade Commission could adversely impact our business and revenues.

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

Any adverse outcome in the litigation described above would adversely impact our Zegerid and Zegerid OTC business, including the amount of, or our ability to receive, milestone payments and royalties under our agreement with Merck. For example, the royalties payable to us under our license agreement with Merck are subject to reduction in the event it is ultimately determined by the courts (with the decision being unappealable or unappealed within the time allowed for appeal) that there is no valid claim of the licensed patents covering the manufacture, use or sale of the Zegerid OTC product and third parties have received marketing approval for, and are conducting bona fide ongoing commercial sales of, generic versions of the licensed products. The ruling may also negatively impact the patent protection for the products being commercialized pursuant to our ex-U.S. license with GSK. Although the U.S. ruling is not binding in countries outside the U.S., similar challenges to those raised in the U.S. litigation may be raised in territories outside the U.S.

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

•

our ability to successfully advance the development of, obtain regulatory approval for and ultimately commercialize, our development products: Uceris ™ (budesonide) tablets, Rhucin® (recombinant human C1 inhibitor), rifamycin SV MMX® and SAN-300;

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

We promote the Glumetza products under a commercialization agreement that we entered into with Depomed, Inc., or Depomed. We promote the Cycloset products under a distribution and license agreement that we entered into with S2 Therapeutics, Inc., or S2, and VeroScience, LLC, or VeroScience. We promote the Fenoglide products under a license agreement that we entered into with Cowen Healthcare Royalty Partners, L.P., or CHRP, and Shore Therapeutics, Inc., or Shore. Our ability to successfully commercialize the Glumetza, Cycloset and Fenoglide products is also subject to risks associated with these agreements, including the financial condition of our partners, the potential for termination of the agreements, our reliance on Depomed (or its licensor, Valeant International (Barbados) SRL, or Valeant) and VeroScience for patent protection for the products and, for Cycloset, our reliance on VeroScience to maintain regulatory responsibility.

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

In addition to the general development and regulatory risks described above, each of our development products is subject to the following additional risks:

Uceris (budesonide)

Uceris was studied for the treatment of ulcerative colitis in a phase III clinical program pursuant to our strategic collaboration with Cosmo Technologies Limited, or Cosmo. We announced statistically significant top-line results from the U.S. and European phase III clinical studies, and top-line safety data from a 12-month, double-blind, extended use study. Our NDA for Uceris seeking approval to market Uceris 9 mg tablets for the induction of remission of mild to moderate active ulcerative colitis was accepted for filing by the FDA in February 2012 and is currently under review by the FDA. We expect that the FDA will complete its review or otherwise respond to the Uceris NDA by October 16, 2012.

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

We cannot be certain that the FDA will approve our Uceris NDA by the October 2012 action date, and the FDA may provide us with a complete response letter or take other action that could delay or prevent approval. The FDA may ultimately conclude that we have not demonstrated sufficient safety or efficacy to approve an NDA filing for this development product or may require additional clinical studies or other development programs before approving Uceris. The FDA may also require that our NDA be reviewed by an advisory panel as part of the review process. The costs of any additional clinical studies and development programs could be significant, and we may not have sufficient resources to complete any additional development requirements in a prompt manner or at all.

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

Rifamycin SV MMX

In June 2010, we initiated a phase III clinical study evaluating rifamycin SV MMX in patients with travelers’ diarrhea pursuant to our strategic collaboration with Cosmo, and we anticipate that enrollment in the study will be completed in the third quarter of 2012. Our ongoing phase III clinical study is being conducted in Mexico and Guatemala, and to date, enrollment has been slower than we initially anticipated due to a variety of circumstances, including a decrease in tourism and student travel in these countries. Cosmo’s European partner Dr. Falk Pharma GmbH, or Dr. Falk, initiated its phase III clinical study in October 2010, the results of which are also intended to support approval in the U.S. We cannot be certain that we and Dr. Falk will be able to complete our respective planned studies in a timely and successful manner.

SAN-300 (anti-VLA-1antibody)

We have acquired the exclusive worldwide rights to a humanized anti-VLA-1 monoclonal antibody, or mAb, development program, through the acquisition of Covella Pharmaceuticals, Inc., or Covella, and a related license agreement with Biogen Idec MA Inc., or Biogen. SAN-300, our anti-VLA-1 mAb, is an inhibitor of VLA-1, also known as a1ß1 integrin, and has shown activity in multiple preclinical models of inflammatory and autoimmune diseases. We initially expect to develop SAN-300 for the treatment of rheumatoid arthritis, or RA. We initiated a single-dose, dose-escalation phase I clinical study in March 2011, which study we expect to be completed in 2012.

Although SAN-300 has shown activity in pre-clinical models, it is at a very early stage of development, and is in the initial phase of human clinical testing. As a result, we cannot be certain that the initial clinical testing and any necessary additional pre-clinical testing will be timely or successful, and there are many significant risks for this early-stage development program.

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

Sales of our Zegerid brand and authorized generic products may also be negatively impacted by general commercial risks, including risks relating to manufacturing and the occurrence of adverse side effects or inadequate therapeutic efficacy and any resulting product liability claims or product recalls. For example, the FDA has required proton pump inhibitor, or PPI, manufacturers to highlight various potential risks as part of the prescribing information, including the association of high-dose or long-term PPI therapy with increased risk for osteoporosis-related fractures of the hip, wrist or spine.

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

If we are unable to compete successfully, our business, financial condition and results of operations will be materially adversely affected.

Our Glumetza, Cycloset and Fenoglide prescription products currently compete with many other drug products.

The Glumetza prescription products compete with many other products, including:

•	other branded immediate-release and extended-release metformin products (such as Fortamet®, Glucophage® and Glucophage XR®);

•	branded extended-release metformin combination products (such as Janumet®XR and Kombiglyze™XR);

•	generic immediate-release and extended-release metformin products; and

•	other prescription diabetes treatments.

The relatively recent launches of Janumet XR and Kombiglyze XR may pose heightened competition risk as they combine extended-release metformin with additional active ingredients to treat diabetes and are promoted by companies with greater resources than us. In addition, various companies are developing new products that may compete with the Glumetza products in the future. For example, Depomed has licensed rights to use its extended-release patents in combination with canagliflozin, a sodium-glucose transporter-2, or SGLT2, compound being developed by Janssen. Depomed has also licensed rights to use its extended-release metformin patents to Boehringer Ingelheim for use with certain of its proprietary compounds. The Glumetza prescription products are also the subject of ongoing patent infringement litigation related to proposed ANDA products. If the litigation is resolved unfavorably to our licensor, Depomed, we may face competition from generic versions of 500 mg and/or 1000 mg dosage strengths of Glumetza earlier than anticipated.

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

Our ability to generate revenues in the longer term will also depend on whether our strategic alliances with Merck and GSK lead to revenue growth from existing omeprazole products and the successful commercialization of additional omeprazole products, and we cannot be certain that we will receive any additional milestone payments or sales-based royalties from these alliances. Under these agreements, we depend on the efforts of Merck and GSK, and we have limited control over their commercialization efforts. We are also subject to the risk of termination of each of these agreements.

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

The Patient Protection and Affordable Care Act, or PPACA, enacted in 2010, imposes new reporting and disclosure requirements for pharmaceutical and device manufacturers with regard to payments or other transfers of value made to physicians and teaching hospitals. In addition, pharmaceutical and device manufacturers will also be required to report and disclose investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties for payments, transfers of value or ownership or investment interests not reported in an annual submission. The reforms imposed by the PPACA will significantly impact the pharmaceutical industry; however, the full effects of the new law cannot be known until these provisions are implemented and the Centers for Medicare & Medicaid Services and other federal and state agencies issue applicable regulations or guidance. It is also possible that the PPACA may be modified or repealed in the future, and the PPACA is currently under review by the U.S. Supreme Court.

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

We are subject to new legislation, regulatory proposals, managed care initiatives and other legal developments that may increase our costs and adversely affect our ability to market our products.

In March 2010, the President signed the PPACA, which makes extensive changes to the delivery of healthcare in the U.S. This act includes numerous provisions that affect pharmaceutical companies, some of which are effective immediately and others of which will be taking effect over the next several years. For example, the act seeks to expand healthcare coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The act also imposes substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit, an annual fee imposed on all manufacturers of brand prescription drugs in the U.S., increased disclosure obligations and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics. The act also contains cost-containment measures that could reduce reimbursement levels for healthcare items and services generally, including pharmaceuticals. It also will require reporting and public disclosure of payments and other transfers of value provided by pharmaceutical companies to physicians and teaching hospitals. These measures could result in decreased net revenues from our pharmaceutical products and decreased potential returns from our development efforts. It is also possible that the PPACA may be modified or repealed in the future, and the PPACA is currently under review by the U.S. Supreme Court.

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

We, as well as many other pharmaceutical companies, sponsor prescription drug coupons and other cost-savings programs to help reduce the burden of co-payments and co-insurance. During 2012, lawsuits have been filed against several pharmaceutical companies alleging that the drug-makers violated anti-trust laws and the Racketeer Influenced and Corrupt Organizations Act, or RICO, when they provided coupon programs to privately-insured consumers that subsidize all or part of the cost-sharing obligation (co-pay or co-insurance) for a branded prescription drug or drugs. We cannot be certain as to whether we will be named in any future similar lawsuit or concerning the potential outcome of the ongoing litigation.

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

We are a small company and, as of March 31, 2012, had 237 employees. Our success depends on our continued ability to retain and motivate highly qualified management, clinical, regulatory, manufacturing, product development, business development and sales and marketing personnel. We may not be able to recruit and retain qualified personnel in the future, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results.

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

Even if we are successful in future in-licenses or acquisitions, other companies who have shifted focus to new products and additional development programs have been the target of unsolicited public proposals from activist stockholders. The unsolicited and often hostile nature of these public proposals can result in significant uncertainty for current and potential licensors, suppliers, patients, physicians and other constituents, and can cause these parties to change or terminate their business relationships with the targeted company. Companies targeted by these unsolicited proposals from activist stockholders may not be able to attract and retain key personnel as a result of the related uncertainty. In addition, unsolicited proposals can result in stockholder class action lawsuits. The review and consideration of an unsolicited proposal as well as any resulting lawsuits can be a significant distraction for management and employees, and may require the expenditure of significant time, costs and other resources.

If we were to receive unsolicited public proposals from activist stockholders, we may encounter all of these risks and, as a result, may be delayed in executing our core strategy. We could be required to spend substantial resources on the evaluation of the proposal as well as the review of other opportunities that never come to fruition. If we were to receive any of these unsolicited public proposals, the future trading price of our common stock is likely to be even more volatile than in the past, and could be subject to wide price fluctuations based on many factors, including uncertainty associated with the proposals.

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

In November 2009, Depomed filed a lawsuit in the U.S. District Court for the Northern District of California against Lupin Limited and its wholly owned subsidiary, Lupin Pharmaceuticals, Inc., collectively referred to herein as Lupin, for infringement of the following patents listed in the Orange Book for Glumetza: U.S. Patent Nos. 6,340,475; 6,635,280; and 6,488,962. The lawsuit was filed in response to an ANDA and paragraph IV certification filed with the FDA by Lupin regarding Lupin’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the asserted patents. In February 2012, we and Depomed entered into a settlement agreement with Lupin that grants Lupin the right to begin selling a generic version of Glumetza in February 2016, or earlier under certain circumstances. In March 2012, the U.S. District Court for the Northern District of California entered an order dismissing the litigation.

In June 2011, Depomed filed a lawsuit in the U.S. District Court for the Northern District of New Jersey against Sun Pharma Global FZE, Sun Pharmaceutical Industries Ltd. and Sun Pharmaceutical Industries Inc., collectively referred to herein as Sun, for infringement of the patents listed in the Orange Book for Glumetza (U.S. Patent Nos. 6,723,340; 6,635,280; 6,488,962; 6,340,475; and 7,780,987), as well as U.S. Patent No. 7,736,667. Valeant International (Barbados) SRL is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA and paragraph IV certification filed with the FDA by Sun regarding Sun’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the asserted patents. Depomed commenced the lawsuit within the requisite 45 day time period, resulting in an FDA stay on the approval of Sun’s proposed products for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in November 2013. Sun has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, and has also filed counterclaims. Briefing for the Markman hearing is scheduled to be completed in May 2012, and a Markman hearing date and a trial date have not yet been scheduled.

In April 2012, Depomed filed a lawsuit in the U.S. District Court for the District of Delaware against Watson Laboratories, Inc. — Florida, Watson Pharmaceuticals, Inc. and Watson Pharma, Inc., collectively referred to herein as Watson, for infringement of the patents listed in the Orange Book for Glumetza 1000 mg (U.S. Patent Nos. 6,488,962 and 7,780,987). Valeant International (Barbados) SRL is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA and paragraph IV certification filed with the FDA by Watson regarding Watson’s intent to market a generic version of Glumetza 1000 mg tablets prior to the expiration of the asserted patents. Depomed commenced the lawsuit within the requisite 45 day time period, resulting in an FDA stay on the approval of Watson’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in September 2014.

Under the terms of our commercialization agreement with Depomed, Depomed will manage the ongoing patent infringement lawsuits against Sun and Watson, subject to certain consent rights in favor of us, including with regard to any proposed settlements. We are responsible for 70% of the future out-of-pocket costs, and Depomed is responsible for 30% of the future out-of-pocket costs, related to patent infringement cases. Although Depomed has indicated that it intends to vigorously defend and enforce its patent rights, we are not able to predict the timing or outcome of ongoing or future actions. At this time we are unable to estimate possible losses or ranges of losses for ongoing actions.

Any adverse outcome in the litigation described above would adversely impact our business and revenues. Regardless of how these litigation matters are ultimately resolved, the litigation will continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on our business.

In addition, any patent litigation settlement agreements we enter with regard to Glumetza, Fenoglide or any of our other products could be subject to further review by the U.S. Department of Justice and the Federal Trade Commission. Any legal or regulatory challenge to one or more of our settlement agreements by the U.S. Department of Justice and/or the Federal Trade Commission could adversely impact our business and revenues.

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

Fenoglide and Recent Patent Litigation

We have exclusive rights to manufacture and commercialize Fenoglide in the U.S. under the terms of a license agreement with Cowen Healthcare Royalty Partners, L.P., or CHRP, and Shore Therapeutics, Inc., or Shore. Currently, there are two issued U.S. patent that provides coverage for the Fenoglide products (U.S. Patent Nos. 7,568,944, and 8,124,125), with expiration dates in 2024.

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

Rhucin

We have exclusive rights to develop and commercialize the Rhucin development-stage product in the U.S., Canada and Mexico under our license and supply agreements with Pharming. Currently, there are two issued U.S. patents that are owned by Pharming and licensed to us that we believe provide coverage for Rhucin (U.S. Patent Nos. 7,067,713 and 7,544,853), which expire in 2022 and 2024. In addition, we believe Rhucin, as a biological product, is entitled under the PPACA to a period of 12 years of regulatory exclusivity in the U.S. As described above, it is possible that the PPACA may be modified or repealed in the future, and it is currently under review by the U.S. Supreme Court.

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

SAN-300

We acquired worldwide rights to develop and commercialize the SAN-300 development-stage product in connection with our acquisition of Covella. Currently, there are seven issued U.S. patents that are owned by Biogen and licensed to us that we believe provide coverage for SAN-300 (U.S. Patent Nos. 7,358,054; 7,462,353; 6,955,810; 7,723,073; 7,910,099; 8,084,031; and 8,084,028), which expire in 2020 and 2022. In addition, we believe SAN-300, as a biological product, is entitled under the PPACA to a period of 12 years of regulatory exclusivity in the U.S. As described above, it is possible that the PPACA may be modified or repealed in the future, and it is currently under review by the U.S. Supreme Court.

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

The extent of our future operating losses and our ability to sustain profitability are highly uncertain. We have been engaged in developing and commercializing drugs and have generated significant operating losses since our inception in December 1996. Our commercial activities and continued product development and clinical activities will require significant expenditures. For the quarter ended March 31, 2012, we recognized $45.9 million in total revenues, and, as of March 31, 2012, we had an accumulated deficit of $303.6 million.

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

The market prices for securities of specialty biopharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. For example, during the quarter ended March 31, 2012, the trading prices for our common stock ranged from a high of $5.85 to a low of $3.25. In addition, we have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Furthermore, our loan agreement with Comerica prohibits us from paying dividends. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment.

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

•	announcements concerning any recalls or supply interruptions caused by manufacturing issues or otherwise;

•	developments, including announcements concerning progress, delays or terminations, pursuant to our strategic alliances with Merck and GSK;

•	announcements made by our strategic partners concerning their business or the products they develop or promote;

•	other disputes or developments concerning proprietary rights, including patents and trade secrets, litigation matters, and our ability to patent or otherwise protect our products and technologies;

•	conditions or trends in the pharmaceutical and biotechnology industries, including the impact and possible repeal of healthcare reform;

•	fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	changes in, or our failure to meet or exceed, investors’ and securities analysts’ expectations;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

2.1(1)*	Agreement and Plan of Merger, dated September 10, 2010, among us, SAN Acquisition Corp., Covella Pharmaceuticals, Inc. and Lawrence C. Fritz, as the Stockholder Representative

3.1(2)	Amended and Restated Certificate of Incorporation

3.2(3)	Amended and Restated Bylaws

3.3(4)	Certificate of Designations for Series A Junior Participating Preferred Stock

4.1(4)	Form of Common Stock Certificate

4.2(5)	Amended and Restated Investors’ Rights Agreement, dated April 30, 2003, among us and the parties named therein

4.3(5)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated May 19, 2003, among us and the parties named therein

4.4(5)*	Stock Restriction and Registration Rights Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

4.5(5)	Form of Common Stock Purchase Warrant

4.6(4)	Rights Agreement, dated as of November 12, 2004, between us and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Santarus, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

4.7(6)	First Amendment to Rights Agreement, dated as of April 19, 2006, between us and American Stock Transfer & Trust Company

4.8(7)	Second Amendment to Rights Agreement, dated December 10, 2008, between us and American Stock Transfer & Trust Company

4.9(8)	Warrant to Purchase Shares of Common Stock, dated February 3, 2006, issued by us to Kingsbridge Capital Limited

4.10(8)	Registration Rights Agreement, dated February 3, 2006, between us and Kingsbridge Capital Limited

4.11(9)	Registration Rights Agreement, dated December 10, 2008, between us and Cosmo Technologies Limited

4.12(9)	Amendment No. 1 to Registration Rights Agreement, dated April 23, 2009, between us and Cosmo Technologies Limited

10.1+	Settlement and License Agreement, dated February 22, 2012, between us, Depomed, Inc., Lupin Pharmaceuticals, Inc., and Lupin Limited

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q of Santarus, Inc. for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 9, 2010.
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q of Santarus, Inc. for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 13, 2004.
(3)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on December 5, 2008.
(4)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on November 17, 2004.

(5)	Incorporated by reference to the Registration Statement on Form S-1 of Santarus, Inc. (Registration No. 333-111515), filed with the Securities and Exchange Commission on December 23, 2003, as amended.
(6)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on April 21, 2006.
(7)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2008.
(8)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on February 3, 2006.
(9)	Incorporated by reference to the Registration Statement on Form S-3 of Santarus, Inc. (Registration No. 333-156806), filed with the Securities and Exchange Commission on January 20, 2009, as amended.
*	Santarus, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which portions have been omitted and filed separately with the Securities and Exchange Commission.
+	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
#	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Santarus, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2012

/s/ Debra P. Crawford
Debra P. Crawford,
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)