Form 10-Q
period 2012-06-30
SANTARUS INC
filed 2012-08-07
CIK 1172480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of July 31, 2012 was             62,953,204.

SANTARUS, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Santarus, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$55,334	$54,244
Short-term investments	16,742	4,364
Accounts receivable, net	20,901	20,274
Inventories, net	5,478	5,129
Prepaid expenses and other current assets	5,208	3,714

Total current assets	103,663	87,725

Long-term restricted cash	950	1,050
Property and equipment, net	415	578
Intangible assets, net	19,027	21,787
Goodwill	2,913	2,913

Total assets	$126,968	$114,053

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$32,005	$35,413
Allowance for product returns	17,515	13,895

Total current liabilities	49,520	49,308

Deferred revenue	1,933	2,163
Long-term debt	9,847	10,000
Other long-term liabilities	2,782	2,494
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2012 and December 31, 2011; no shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at June 30, 2012 and December 31, 2011; 62,942,485 and 61,107,695 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	6	6
Additional paid-in capital	363,017	354,288
Accumulated other comprehensive loss	(6)	—
Accumulated deficit	(300,131)	(304,206)

Total stockholders’ equity	62,886	50,088

Total liabilities and stockholders’ equity	$126,968	$114,053

See accompanying notes.

Santarus, Inc.

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues:
Product sales, net	$46,308	$14,694	$91,437	$26,675
Promotion revenue	—	11,055	—	21,317
Royalty revenue	884	858	1,635	1,429

Total revenues	47,192	26,607	93,072	49,421
Costs and expenses:
Cost of product sales	3,703	1,845	7,187	3,365
License fees and royalties	12,376	1,999	28,695	3,882
Research and development	6,738	3,812	11,912	7,138
Selling, general and administrative	20,587	16,116	40,434	32,594

Total costs and expenses	43,404	23,772	88,228	46,979

Income from operations	3,788	2,835	4,844	2,442
Other income (expense):
Interest income	2	4	2	14
Interest expense	(77)	(113)	(178)	(226)

Total other income (expense)	(75)	(109)	(176)	(212)

Income before income taxes	3,713	2,726	4,668	2,230
Income tax expense	265	20	593	40

Net income	$3,448	$2,706	$4,075	$2,190

Net income per share:
Basic	$0.05	$0.04	$0.07	$0.04

Diluted	$0.05	$0.04	$0.06	$0.04

Weighted average shares outstanding used to calculate net income per share:
Basic	62,723,040	60,349,209	62,245,707	60,272,319
Diluted	68,270,628	63,118,902	66,995,658	62,433,165

Comprehensive income	$3,442	$2,707	$4,069	$2,191

See accompanying notes.

Santarus, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income	$4,075	$2,190
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,003	1,508
Loss on contingent consideration	288	221
Stock-based compensation	3,094	2,458
Issuance of common stock for technology license agreement	3,698	—
Changes in operating assets and liabilities:
Accounts receivable, net	(627)	1,507
Inventories, net	(349)	264
Prepaid expenses and other current assets	(1,494)	(1,503)
Accounts payable and accrued liabilities	(889)	(10,289)
Allowance for product returns	3,620	(1,543)
Deferred revenue	(230)	(101)

Net cash provided by (used in) operating activities	14,189	(5,288)

Investing activities
Purchases of short-term investments	(16,756)	(7,916)
Sales and maturities of short-term investments	5,414	7,912
Long-term restricted cash	(950)	—
Purchases of property and equipment	(50)	(127)
Net cash paid for business combination	(2,519)	—

Net cash used in investing activities	(14,861)	(131)

Financing activities
Payment of commitment fee on credit facility	(175)	—
Exercise of stock options	1,545	649
Issuance of common stock, net	392	265

Net cash provided by financing activities	1,762	914

Increase (decrease) in cash and cash equivalents	1,090	(4,505)
Cash and cash equivalents at beginning of the period	54,244	56,692

Cash and cash equivalents at end of the period	$55,334	$52,187

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

Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for any future periods. For further information, please see the consolidated financial statements and related disclosures included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

The Company’s allowance for product returns was $17.5 million as of June 30, 2012 and $13.9 million as of December 31, 2011. The Company recognizes product sales at the time title passes to its customers, and the Company provides for an estimate of future product returns at that time based upon historical product returns trends, analysis of product expiration dating and estimated inventory levels in the distribution channel, review of returns trends for similar products, if available, and the other factors discussed above. Due to the lengthy shelf life of the Company’s products and the terms of the Company’s returns policy, there may be a significant time lag between the date the Company determines the estimated allowance and when the Company receives the product return and issues credit to a customer. Therefore, the amount of returns processed against the allowance in a particular year generally has no direct correlation to the product sales in the same year, and the Company may record adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods.

The Company has been tracking its Zegerid product returns history by individual production batches from the time of its first commercial product launch of Zegerid powder for oral suspension 20 mg in late 2004, taking into consideration product expiration dating and estimated inventory levels in the distribution channel. The Company launched Cycloset in November 2010 and began distributing Fenoglide in December 2011. Under a commercialization agreement with Depomed, Inc. (“Depomed”), the Company began distributing and recording product sales for Glumetza in September 2011. The Company has provided for an estimate of product returns based upon a review of the Company’s product returns history and returns trends for similar products, taking into consideration the effect of a product’s shelf life on its returns history.

The Company’s allowance for rebates, chargebacks and other discounts was $14.8 million as of June 30, 2012 and $13.8 million as of December 31, 2011. These allowances reflect an estimate of the Company’s liability for rebates due to managed care organizations under specific contracts, rebates due to various organizations under Medicare contracts and regulations, chargebacks due to various organizations purchasing the Company’s products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. The Company estimates its liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, the Company evaluates its outstanding contracts and applies the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, the Company projects the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by the Company and/or its competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date the Company determines the estimated allowance and when the Company makes the contractual payment or issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods.

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

For the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and 2011, the Company recognized approximately $1.7 million, $1.4 million, $3.1 million and $2.5 million of total stock-based compensation, respectively. In March 2012, the Company granted options to purchase an aggregate of 1,959,015 shares of its common stock in connection with annual option grants to all eligible employees. These stock options vest over a four-year period from the date of grant. As of June 30, 2012, total unrecognized compensation cost related to stock options and employee stock purchase plan rights was approximately $15.3 million, and the weighted average period over which it was expected to be recognized was 2.6 years.

6.	Net Income Per Share

Basic income per share is calculated by dividing the net income by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted income per share is computed by dividing the net income by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, contingently issuable shares, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted income per share when their effect is dilutive. Potentially dilutive securities totaling 6.4 million shares and 12.4 million shares for the three months ended June 30, 2012 and 2011, and 8.7 million shares and 12.6 million shares for the six months ended June 30, 2012 and 2011, respectively, were excluded from the calculation of diluted income per share because of their anti-dilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income (in thousands)	$3,448	$2,706	$4,075	$2,190

Denominator:
Weighted average common shares outstanding for basic net income per share	62,723,040	60,349,209	62,245,707	60,272,319
Net effect of dilutive common stock equivalents	5,547,588	2,769,693	4,749,951	2,160,846

Denominator for diluted net income per share	68,270,628	63,118,902	66,995,658	62,433,165

Net income per share
Basic	$0.05	$0.04	$0.07	$0.04

Diluted	$0.05	$0.04	$0.06	$0.04

7.	Segment Reporting

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

The following is a summary of the Company’s available-for-sale investment securities as of June 30, 2012 and December 31, 2011 (in thousands). All available-for-sale securities held as of June 30, 2012 and December 31, 2011 have contractual maturities within one year. There were no material gross realized gains or losses on sales of available-for-sale securities for the three and six months ended June 30, 2012 and 2011 and the year ended December 31, 2011.

	Amortized Cost	Market Value	Unrealized Loss
June 30, 2012:
U.S. government sponsored enterprise securities	$16,748	$16,742	$(6)

December 31, 2011:
U.S. Treasury securities	$1,500	$1,500	$—
U.S. government sponsored enterprise securities	3,914	3,914	—

	$5,414	$5,414	$—

The classification of available-for-sale securities in the Company’s consolidated balance sheets is as follows (in thousands):

	June 30,	December 31,
	2012	2011
Short-term investments	$16,742	$4,364
Restricted cash	—	1,050

	$16,742	$5,414

9.	Fair Value Measurements

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

The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2012:
Assets
Money market funds	$25,070	$—	$—	$25,070
U.S. government sponsored enterprise securities	—	47,956	—	47,956

	$25,070	$47,956	$—	$73,026

Liabilities
Contingent consideration	$—	$—	$2,342	$2,342

December 31, 2011:
Assets
Money market funds	$40,244	$—	$—	$40,244
U.S. Treasury securities	1,500	—	—	1,500
U.S. government sponsored enterprise securities	—	17,914	—	17,914

	$41,744	$17,914	$—	$59,658

Liabilities
Contingent consideration	$—	$—	$2,054	$2,054

The following table provides a summary of changes in fair value of the Company’s Level 3 liabilities for the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Contingent Consideration:
Beginning balance	$2,208	$2,172	$2,054	$2,057
Change in fair value recorded in operating expenses	134	106	288	221

Ending balance	$2,342	$2,278	$2,342	$2,278

Level 3 liabilities include contingent milestone and royalty obligations the Company may pay related to the acquisition of Covella in September 2010. The fair value of the contingent consideration has been determined using a probability-weighted discounted cash flow model. The key assumptions in applying this approach are the discount rate and the probability assigned to the milestone or royalty being achieved. Management remeasures the fair value of the contingent consideration at each reporting period, with any change in its fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in the estimated probability or timing of achieving the milestone or royalty, being recorded in the current period’s statement of operations. For the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and 2011, the increase in the fair value of contingent consideration resulted primarily from the passage of time.

10.	Balance Sheet Details

Inventories, net consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$1,220	$873
Finished goods	5,367	5,450

	6,587	6,323
Allowance for excess and obsolete inventory	(1,109)	(1,194)

	$5,478	$5,129

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

Accounts payable and accrued liabilities consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Accounts payable	$3,323	$4,549
Accrued compensation and benefits	5,153	7,226
Accrued rebates	12,177	10,227
Accrued license fees and royalties	4,745	4,859
Accrued research and development expenses	2,271	2,400
Accrued legal fees	551	2,632
Income taxes payable	787	580
Other accrued liabilities	2,998	2,940

	$32,005	$35,413

11.	Long-Term Debt

In July 2006, the Company entered into a loan agreement with Comerica Bank (“Comerica”), which was most recently amended in February 2012, pursuant to which the Company may request advances in an aggregate outstanding amount not to exceed $35.0 million. In December 2008, the Company drew down $10.0 million under the loan agreement. Pursuant to the February 2012 amendment, the revolving loan bears interest, as selected by the Company, at either the variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” or the LIBOR rate plus 2.25%. The Company has selected the LIBOR rate plus 2.25% interest rate option, which as of June 30, 2012 was approximately 2.49%. Interest payments on advances made under the amended loan agreement are due and payable in arrears on a monthly basis during the term of the amended loan agreement. The February 2012 amendment to the loan agreement extends the maturity date of the revolving line from July 11, 2013 to February 13, 2015. Amounts borrowed under the loan agreement may be repaid and re-borrowed at any time prior to February 13, 2015, and any outstanding principal drawn during the term of the loan facility is due and payable on February 13, 2015. In conjunction with the execution of the February 2012 amendment to the loan agreement, the Company paid a one-time commitment fee of $175,000. The commitment fee has been capitalized as a debt discount and is being amortized to interest expense over the remaining term of the loan agreement. The amended loan agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the amended loan agreement.

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

In December 2008, the Company entered into a strategic collaboration with Cosmo Technologies Limited (“Cosmo”), an affiliate of Cosmo Pharmaceuticals S.p.A., including a license agreement, a stock issuance agreement and a registration rights agreement, as amended, under which the Company was granted exclusive rights to develop and commercialize the Uceris™ (budesonide) and rifamycin SV MMX® development-stage products in the U.S. In February 2012, following U.S. Food and Drug Administration (“FDA”) acceptance for filing of the new drug application (“NDA”) for Uceris, Cosmo elected to receive payment of a regulatory milestone through the issuance of 906,412 shares of the Company’s common stock. Under the terms of the registration rights agreement, as amended, the Company filed a registration statement to cover the 906,412 shares.

The Company recorded the fair value of the 906,412 shares of its common stock issued to Cosmo for the regulatory milestone achievement of approximately $3.7 million in license fees and royalties expense in the six months ended June 30, 2012. As these shares have a six-month trading restriction pursuant to the stock issuance agreement, the Company estimated a fair value of $4.08 per share, which reflected a discount due to lack of marketability (“DLOM”) of approximately 15% on the $4.80 per share closing price of its common stock on the milestone achievement date. The Company calculated the DLOM associated with the contractual restriction using the Black-Scholes valuation model for a hypothetical put option with the following assumptions: life of the option of 0.5 years; risk-free interest rate of 0.15%; volatility of 53%; and dividend rate of 0%.

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

In June 2011, Depomed filed a lawsuit in the U.S. District Court for the District of New Jersey against Sun Pharma Global FZE, Sun Pharmaceutical Industries Ltd. and Sun Pharmaceutical Industries Inc. (collectively “Sun”) for infringement of the patents listed in the Orange Book for Glumetza (U.S. Patent Nos. 6,723,340; 6,635,280; 6,488,962; 6,340,475; and 7,780,987), as well as U.S. Patent No. 7,736,667. Valeant International Bermuda (formerly Valeant International (Barbados) SRL) (“Valeant”) is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA and paragraph IV certification filed with the FDA by Sun regarding Sun’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the asserted patents. Depomed and Valeant commenced the lawsuit within the requisite 45 day time period, resulting in an FDA stay on the approval of Sun’s proposed products for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in November 2013. Sun has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, and has also filed counterclaims. A hearing for claim construction, or Markman hearing, was held in July 2012. Following the hearing, the court principally adopted the patent term constructions Depomed and Valeant proposed or stipulated. A trial date for the lawsuit has not yet been set.

In April 2012, Depomed filed a lawsuit in the U.S. District Court for the District of Delaware against Watson Laboratories, Inc. — Florida, Watson Pharmaceuticals, Inc. and Watson Pharma, Inc. (collectively, “Watson”) for infringement of the patents listed in the Orange Book for Glumetza 1000 mg (U.S. Patent Nos. 6,488,962 and 7,780,987). Valeant is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA and paragraph IV certification filed with the FDA by Watson regarding Watson’s intent to market a generic version of Glumetza 1000 mg tablets prior to the expiration of the asserted patents. Depomed and Valeant commenced the lawsuit within the requisite 45 day time period, resulting in an FDA stay on the approval of Watson’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in September 2014. Watson has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, failure to state a claim, lack of subject matter jurisdiction, and has also filed counterclaims.

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

In addition, any patent litigation settlement agreements the Company enters with regard to Glumetza or any of the Company’s other products could be subject to further review by the U.S. Department of Justice and the Federal Trade Commission. Any legal or regulatory challenge to one or more of our settlement agreements by the U.S. Department of Justice and/or the Federal Trade Commission could adversely impact the Company and its revenues.

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

In addition, in July 2012, the Company received a paragraph IV certification notice from Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. (collectively “Dr. Reddy’s”) advising of the submission to the FDA of an ANDA for Zegerid capsules. Dr. Reddy’s notice letter alleges that the patents listed in the Orange Book for Zegerid capsules (U.S. Patent Nos. 6,645,988; 6,489,346; 6,699,885; and 7,399,772) are invalid, unenforceable, and/or will not be infringed by Dr. Reddy’s manufacture, use, sale, offer to sell in the United States or importation into the United States of the products for which the ANDA was submitted. The Company is evaluating its options in response to Dr. Reddy’s notice letter.

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

•

Ruconest® (recombinant human C1 inhibitor) is a recombinant version of the human protein C1 inhibitor, which is produced using proprietary transgenic technology. Ruconest is currently being evaluated in a phase III clinical study under a special protocol assessment, or SPA, with the FDA for the treatment of acute attacks of angioedema in patients with hereditary angioedema, or HAE.

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

We accounted for the license agreement with Cowen Healthcare Royalty Partners, L.P., or CHRP, and Shore Therapeutics, Inc., or Shore, entered into in December 2011 in accordance with the revised authoritative guidance for business combinations. The purchase consideration was comprised of an upfront cash payment, and the purchase price was allocated to prepaid royalty expense and intangible assets related to the license agreement. There were no other assets acquired or liabilities assumed under the license agreement. Under the license agreement, we have an obligation to pay royalties to Shore based on Fenoglide net product sales and certain one-time success-based milestones contingent on sales achievement. These royalties and sales milestones will be expensed as incurred as we determined that the royalty rates and sales milestone amounts reflect reasonable market rates for the manufacturing and commercialization rights granted under the license agreement.

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

IPR&D will not be amortized until the related development process is complete, and goodwill is not amortized. License agreements and other intangible assets are amortized over their estimated useful lives. If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fair value is determined by a combination of third-party sources and forecasted discounted cash flows. In addition, we base the useful lives and related amortization expense on our estimate of the period that the assets will generate revenues or otherwise be used. We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. A change in any of the above-mentioned factors or estimates could result in an impairment charge which could negatively impact our results of operations. We have not recognized any impairment charges on our intangible assets or goodwill through June 30, 2012.

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

Our allowance for product returns was $17.5 million as of June 30, 2012 and $13.9 million as of December 31, 2011. We recognize product sales at the time title passes to our customers, and we provide for an estimate of future product returns at that time based upon historical product returns trends, analysis of product expiration dating and estimated inventory levels in the distribution channel, review of returns trends for similar products, if available, and the other factors discussed above. Due to the lengthy shelf life of our products and the terms of our returns policy, there may be a significant time lag between the date we determine the estimated allowance and when we receive the product return and issue credit to a customer. Therefore, the amount of returns processed against the allowance in a particular year generally has no direct correlation to the product sales in the same year, and we may record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods.

We have been tracking our Zegerid product returns history by individual production batches from the time of our first commercial product launch of Zegerid powder for oral suspension 20 mg in late 2004, taking into consideration product expiration dating and estimated inventory levels in the distribution channel. We launched Cycloset in November 2010 and began distributing Fenoglide in December 2011. Under a commercialization agreement with Depomed, we began distributing and recording product sales for Glumetza in September 2011. We have provided for an estimate of product returns based upon a review of our product returns history and returns trends for similar products, taking into consideration the effect of a product’s shelf life on its returns history. In the six months ended June 30, 2012, based upon our analysis of product expiration dating and actual product returns history through June 30, 2012, we increased our estimate for Cycloset product returns to reflect actual experience accordingly. For the six months ended June 30, 2012, we recorded an increase in our estimated allowance for Cycloset product returns associated with product sales in prior periods of approximately $1.8 million. This change in estimate was based on our assessment of actual returns of Cycloset product during the six months ended June 30, 2012. Prior to 2012, we had not experienced significant returns activity.

Our allowance for rebates, chargebacks and other discounts was $14.8 million as of June 30, 2012 and $13.8 million as of December 31, 2011. These allowances reflect an estimate of our liability for rebates due to managed care organizations under specific contracts, rebates due to various organizations under Medicare contracts and regulations, chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. We estimate our liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, we evaluate our outstanding contracts and apply the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, we project the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by us and/or our competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date we determine the estimated allowance and when we make the contractual payment or issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods. For the six months ended June 30, 2012 actual results were not materially different from our estimates. For the six months ended June 30, 2011, we recorded a decrease in our estimated allowance for accrued rebates associated with product sales in prior periods of approximately $1.4 million due to decreased utilization under, as well as the termination of, certain of our managed care and other contracts associated with our Zegerid products. Our estimate for accrued rebates was impacted by reduced sales volumes resulting from Par’s commencement of its commercial sale of a generic version of Zegerid capsules prescription products and our decision to cease promotion of our Zegerid prescription products at that time. Absent this discrete event, actual results were not materially different from our estimates for the six months ended June 30, 2011.

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

The fair value of options granted is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period ranging from one to four years. Pre-vesting forfeitures were estimated to be approximately 0% for the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and 2011 as the majority of options granted contain monthly vesting terms.

The following table includes stock-based compensation recognized in our consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of product sales	$55	$39	$104	$66
Research and development	319	219	568	380
Selling, general and administrative	1,296	1,157	2,422	2,012

Total	$1,670	$1,415	$3,094	$2,458

As of June 30, 2012, total unrecognized compensation cost related to stock options was approximately $15.3 million, and the weighted average period over which it was expected to be recognized was 2.6 years.

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

Results of Operations

Comparison of Three Months Ended June 30, 2012 and 2011 and Six Months Ended June 30, 2012 and 2011

Product Sales, Net. The following table summarizes the components of our product sales, net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Product sales, net
Glumetza	$31,927	$—	$63,168	$—
Zegerid (brand and authorized generic)	10,309	12,982	18,809	23,977
Cycloset	1,960	1,712	5,546	2,698
Fenoglide	2,112	—	3,914	—

Total product sales, net	$46,308	$14,694	$91,437	$26,675

Product sales, net were $46.3 million for the three months ended June 30, 2012 and $14.7 million for the three months ended June 30, 2011. The $31.6 million increase in product sales, net consisted of $31.9 million in sales of Glumetza which we began distributing in September 2011 and $2.1 million in sales of Fenoglide which we began distributing in December 2011. For the three months ended June 30, 2011, revenue related to our promotion of Glumetza was recorded as promotion revenue and is further described below.

Product sales, net were $91.4 million for the six months ended June 30, 2012 and $26.7 million for the six months ended June 30, 2011. The $64.7 million increase in product sales, net consisted of $63.2 million in sales of Glumetza which we began distributing in September 2011 and $3.9 million in sales of Fenoglide which we began distributing in December 2011. For the six months ended June 30, 2011, revenue related to our promotion of Glumetza was recorded as promotion revenue and is further described below.

Promotion Revenue. Promotion revenue was $11.1 million for the three months ended June 30, 2011 and $21.3 million for the six months ended June 30, 2011. Promotion revenue was comprised of fees earned under our promotion agreement with Depomed for the promotion of Glumetza prescription products. Promotion revenue for the three and six months ended June 30, 2011 was based on Glumetza sales recorded by Depomed. The promotion agreement was replaced by a commercialization agreement with Depomed under which we began distributing and recording product sales for Glumetza in September 2011. Glumetza 500 mg was the subject of a voluntary recall and supply interruption which resulted in the unavailability of this dosage strength from June 2010 through early January 2011. Shipments of Glumetza 500 mg resumed in January 2011.

Royalty Revenue. Royalty revenue was $884,000 for the three months ended June 30, 2012 and $858,000 for the three months ended June 30, 2011. Royalty revenue was $1.6 million for the six months ended June 30, 2012 and $1.4 million for the six months ended June 30, 2011. Royalty revenue was comprised of royalties earned under our license agreement with Merck for Zegerid OTC and our license agreement with GSK for prescription and OTC immediate-release omeprazole products in specified countries outside the U.S.

Cost of Product Sales. Cost of product sales was $3.7 million for the three months ended June 30, 2012 and $1.8 million for the three months ended June 30, 2011, or approximately 8% and 13% of net product sales, respectively. Cost of product sales was $7.2 million for the six months ended June 30, 2012 and $3.4 million for the six months ended June 30, 2011, or approximately 8% and 13% of net product sales, respectively. Cost of product sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Glumetza, Cycloset, Fenoglide and Zegerid prescription products as well as shipments to Prasco of the authorized generic version of Zegerid capsules. Cost of product sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales. The decrease in our cost of product sales as a percentage of net product sales for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 was primarily attributable to higher gross margins associated with the Glumetza products and certain fixed costs being applied to increased sales volumes.

License Fees and Royalties. License fees and royalties were $12.4 million for the three months ended June 30, 2012 and $2.0 million for the three months ended June 30, 2011. License fees and royalties were $28.7 million for the six months ended June 30, 2012 and $3.9 million for the six months ended June 30, 2011. License fees and royalties consist of royalties due to Depomed under our commercialization agreement based upon net product sales of Glumetza, royalties earned by CHRP and Shore under our license agreement based upon net product sales of Fenoglide and royalties due to the University of Missouri based upon net product sales of our Zegerid prescription products, sales of Zegerid OTC by Merck under our license agreement and products sold by GSK under our license agreement. In addition, license fees and royalties include milestone payments and upfront fees expensed or amortized under license agreements, as well as amounts payable to S2 Therapeutics, Inc., or S2, and VeroScience, LLC, or VeroScience, based on a percentage of the gross margin associated with net sales of Cycloset. License fees and royalties also include changes in the fair value of contingent consideration related to business combinations.

The $10.4 million increase in license fees and royalties for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 and the $24.8 million increase in license fees and royalties for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 were primarily attributable to license fees and royalties related to our commercialization agreement with Depomed entered into in August 2011 and our license agreement with CHRP and Shore entered into in December 2011, as well as an increase in amounts payable to S2 and VeroScience under our license agreement. Additionally, for the six months ended June 30, 2012, the increase was also attributable to a milestone payment to Cosmo Technologies Limited, an affiliate of Cosmo Pharmaceuticals S.p.A., or Cosmo, based on the achievement of a regulatory milestone under our license agreement. Cosmo elected to receive payment through the issuance of 906,412 shares of our common stock. The fair value of the shares issued to Cosmo was approximately $3.7 million.

Research and Development. Research and development expenses were $6.7 million for the three months ended June 30, 2012 and $3.8 million for the three months ended June 30, 2011. Research and development expenses were $11.9 million for the six months ended June 30, 2012 and $7.1 million for the six months ended June 30, 2011. The $2.9 million increase in our research and development expenses for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 and the $4.8 million increase in our research and development expenses for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 were primarily attributable to an increase in costs associated with our Uceris phase IIIb clinical study and increased compensation costs associated with an increase in the number of research and development personnel and annual merit increases to existing employees.

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

We have acquired rights to Ruconest under license and supply agreements with Pharming Group NV, or Pharming. Ruconest is a recombinant version of the human protein C1 inhibitor, which is produced using proprietary transgenic technology. Ruconest is currently being evaluated in a phase III clinical study at a 50 U/kg dose for the treatment of acute attacks of HAE, an orphan disease.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Project to Date Through June 30,
	2012	2011	2012	2011	2012(1)
Direct costs:
Uceris	$3,072	$271	$4,846	$878	$27,622
Rifamycin SV MMX	368	363	720	692	5,224
Ruconest	—	61	41	189	619
SAN-300	861	1,081	1,149	1,393	4,173
Zegerid and other projects	51	64	403	123	N/A

Total direct costs	4,352	1,840	7,159	3,275
Indirect costs	2,386	1,972	4,753	3,863	N/A

Total research and development	$6,738	$3,812	$11,912	$7,138

(1)	Project to date amounts are included for projects on which we are primarily focused.

In the future, we may conduct additional clinical studies to further differentiate our marketed products and products under development, as well as conduct research and development related to any future products that we may in-license or otherwise acquire. Although we are currently focused primarily on the advancement of the Uceris, rifamycin SV MMX, Ruconest and SAN-300 development-stage products, we anticipate that we will make determinations as to which development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific, clinical and commercial merits of each project. We are unable to estimate with any certainty the research and development costs that we may incur in the future. In addition, in connection with the approval of our NDAs for Zegerid powder for oral suspension, we committed to commence clinical studies to evaluate the product in pediatric populations in 2005. We have not yet commenced any of the studies and have requested a waiver of this requirement from the FDA. We received an initial response from the FDA waiving certain of the requirements and plan to seek further clarification.

Selling, General and Administrative. Selling, general and administrative expenses were $20.6 million for the three months ended June 30, 2012 and $16.1 million for the three months ended June 30, 2011. Selling, general and administrative expenses were $40.4 million for the six months ended June 30, 2012 and $32.6 million for the six months ended June 30, 2011. The $4.5 million increase in our selling, general and administrative expenses for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 and the $7.8 million increase in our selling, general and administrative expenses for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 were primarily attributable to the expansion of our commercial presence, including expenses associated with engaging Ventiv Commercial Services, LLC, d/b/a inVentiv Commercial Services, LLC, or inVentiv, to supplement our sales effort by adding 40 contract sales representatives, and increased compensation costs associated with an increase in our sales personnel and annual merit increases.

Interest Income. Interest income was $2,000 for the three months ended June 30, 2012 and $4,000 for the three months ended June 30, 2011. Interest income was $2,000 for the six months ended June 30, 2012 and $14,000 for the six months ended June 30, 2011.

Interest Expense. Interest expense was $77,000 for the three months ended June 30, 2012 and $113,000 for the three months ended June 30, 2011. Interest expense was $178,000 for the six months ended June 30, 2012 and $226,000 for the six months ended June 30, 2011. Interest expense was comprised primarily of interest due in connection with our revolving credit facility with Comerica Bank, or Comerica.

Income Tax Expense. Income tax expense was $265,000 for the three months ended June 30, 2012 and $20,000 for the three months ended June 30, 2011. Income tax expense was $593,000 for the six months ended June 30, 2012 and $40,000 for the six months ended June 30, 2011. The provision for income taxes reflects our estimate of the effective tax rate expected to be applicable for the full fiscal year. Our effective tax rates for the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and 2011 are impacted by anticipated utilization of Federal and state income tax net operating loss carryforwards.

Liquidity and Capital Resources

As of June 30, 2012, cash, cash equivalents and short-term investments were $72.1 million, compared to $58.6 million as of December 31, 2011, an increase of $13.5 million. This net increase resulted primarily from our net income for the six months ended June 30, 2012, adjusted for non-cash charges.

Net cash provided by operating activities was $14.2 million for the six months ended June 30, 2012, and net cash used in operating activities was $5.3 million for the six months ended June 30, 2011. The primary source of cash for the six months ended June 30, 2012 resulted from our net income for the period, adjusted for non-cash charges, including $3.0 million in depreciation and amortization, $3.1 million in stock-based compensation and $3.7 million related to the issuance of common stock under a technology license agreement. The primary use of cash for the six months ended June 30, 2011 resulted from changes in operating assets and liabilities. Significant working capital uses of cash for the six months ended June 30, 2011 included decreases in accounts payable and accrued liabilities related to payments of a one-time $3.0 million sales milestone to Depomed, annual corporate bonuses, accrued rebates and other expenses accrued in 2010. These working capital uses of cash were offset in part by our net income for the six months ended June 30, 2011, adjusted for non-cash charges, including $2.5 million in stock-based compensation and $1.5 million in depreciation and amortization.

Net cash used in investing activities was $14.9 million for the six months ended June 30, 2012 and $131,000 for the six months ended June 30, 2011. These activities included purchases, sales and maturities of short-term investments. For the six months ended June 30, 2012, net cash used in investing activities also included approximately $2.5 million we paid to Depomed for the purchase of Glumetza inventories in connection with the commercialization agreement we entered into in August 2011.

Net cash provided by financing activities was $1.8 million for the six months ended June 30, 2012 and $914,000 for the six months ended June 30, 2011. Net cash provided by financing activities included proceeds received from the exercise of stock options and through the issuance of common stock under our employee stock purchase plan.

Contractual Obligations and Commitments

We rely on Patheon, Inc. as our manufacturer of Glumetza 500 mg, Cycloset and Zegerid powder for oral suspension, and we currently rely on Depomed to oversee the manufacturing of Glumetza 1000 mg. We rely on Norwich Pharmaceuticals, Inc. as our manufacturer of Zegerid capsules and the related authorized generic product, and we rely on Catalent Pharma Solutions, LLC as our manufacturer of Fenoglide. We also are required to purchase commercial quantities of certain active ingredients in our commercial products. At June 30, 2012, we had finished goods and raw materials inventory purchase commitments of approximately $6.4 million.

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

License Agreement and Manufacturing and Supply Agreement with Cosmo

Under our license agreement, stock issuance agreement and registration rights agreement with Cosmo entered into in December 2008, in February 2012, following FDA acceptance for filing of the NDA for Uceris, Cosmo elected to receive payment of a regulatory milestone through the issuance of 906,412 shares of our common stock. Cosmo is entitled to receive a $2.0 million regulatory milestone remaining under the agreements for the initial indication for rifamycin SV MMX and up to $6.0 million in clinical and regulatory milestones for a second indication for rifamycin SV MMX. In addition, we may also be required to pay Cosmo up to $57.5 million in commercial milestones for the two products, including a $7.0 million commercial milestone on first commercial sale of Uceris. The milestones may be paid in cash or through issuance of additional shares of our common stock, at Cosmo’s option, subject to certain limitations. We will be required to pay tiered royalties to Cosmo ranging from 12% to 14% on net sales of any licensed products we sell. Such royalties are subject to reduction in certain circumstances, including in the event of market launch in the U.S. of a generic version of a licensed product. We are responsible for one-half of the total out-of-pocket costs associated with the Uceris phase III clinical program associated with obtaining regulatory approval and for all of the out-of-pocket costs for the ongoing rifamycin SV MMX phase III U.S. registration study and the Uceris phase IIIb multicenter clinical study. In the event that additional clinical work is required to obtain U.S. regulatory approval for either of the licensed products, the parties will agree on cost sharing. Under our manufacturing and supply agreement with Cosmo entered into in May 2012, we are obligated to purchase all of our commercial supply of Uceris from Cosmo. We will pay Cosmo a supply price equal to ten percent of net sales, and Cosmo will reimburse us for costs associated with packaging, which will be contracted separately by us.

License Agreement and Supply Agreement with Pharming

Under our license agreement with Pharming entered into in September 2010, we are required to pay a $5.0 million milestone to Pharming upon FDA acceptance of a biologics license application for Ruconest. We may also be required to pay Pharming additional success-based clinical and commercial milestones totaling up to an aggregate of $30.0 million, including a $10.0 million milestone payable on successful completion of the phase III clinical study, depending upon the achievement of developmental and commercial objectives. In addition, we will be required to pay certain one-time performance milestones if we achieve certain aggregate net sales levels of Ruconest. The amount of each such milestone payment varies upon the level of net sales in a calendar year. The maximum amount of all such payments to Pharming would be $45.0 million, assuming net sales exceeded $500.0 million in a calendar year. As consideration for the licenses and rights granted under the license agreement, and as compensation for the commercial supply of Ruconest by Pharming pursuant to our supply agreement, we will pay Pharming a tiered supply price, based on a percentage of net sales of Ruconest, subject to reduction in certain events.

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

The following summarizes our long-term contractual obligations as of June 30, 2012, excluding potential clinical, regulatory and commercial milestones and royalty obligations under our agreements which are described above:

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	Thereafter
	(in thousands)
Operating leases	$1,880	$881	$999	$—	$—
Long-term debt	10,654	125	10,529	—	—

Total	$12,534	$1,006	$11,528	$—	$—

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

In March 2010, the President signed the Patient Protection and Affordable Care Act, or PPACA, which makes extensive changes to the delivery of healthcare in the U.S. This act includes numerous provisions that affect pharmaceutical companies, some of which are effective immediately and others of which will be taking effect over the next several years. For example, the act seeks to expand healthcare coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The act also imposes substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit, an annual fee imposed on all manufacturers of brand prescription drugs in the U.S., and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics. The act also contains cost-containment measures that could reduce reimbursement levels for healthcare items and services generally, including pharmaceuticals. It also will require reporting and public disclosure of payments and other transfers of value provided by pharmaceutical companies to physicians and teaching hospitals. These measures could result in decreased net revenues from our pharmaceutical products and decreased potential returns from our development efforts. In addition, although the PPACA was recently upheld by the U.S. Supreme Court, it is also possible that the PPACA may be modified or repealed in the future.

As of June 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Caution on Forward-Looking Statements

Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance that are not historical facts are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to generate revenues from our currently promoted commercial products; our ability to successfully advance the development of, obtain regulatory approval for and ultimately commercialize, our development-stage products; our ability to ensure continued supply of our commercial products; whether we obtain regulatory approval for Uceris™ in a timely manner or at all; our ability to maintain patent protection for our products, including the difficulty in predicting the timing and outcome of ongoing patent litigation; our ability to achieve continued progress under our strategic alliances, and the potential for early termination of, or reduced payments under, these agreements; our dependence on our strategic partners for certain aspects of our development programs, including risks related to their financial stability; our ability to continue to generate revenues from our branded and authorized generic Zegerid® prescription products and the impact on our business and financial condition of the ongoing generic competition for our Zegerid products; adverse side effects, inadequate therapeutic efficacy or other issues related to our products or products we promote that could result in product recalls, market withdrawals or product liability claims; competition from other pharmaceutical or biotechnology companies and evolving market dynamics; our ability to further diversify our sources of revenue and product portfolio; other difficulties or delays relating to the development, testing, manufacturing and marketing of, and obtaining and maintaining regulatory approvals for, our and our strategic partners’ products; fluctuations in quarterly and annual results; our ability to obtain additional financing as needed to support our operations or future product acquisitions; the impact of healthcare reform legislation and the recent turmoil in the financial markets; and other risks detailed below under Part I — Item 1A — Risk Factors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Under the terms of our loan agreement with Comerica Bank, or Comerica, the interest rate applicable to any amounts borrowed by us under the credit facility will be, at our election, indexed to either Comerica’s prime rate or the LIBOR rate. If we elect Comerica’s prime rate for all or any portion of our borrowings, the interest rate will be variable, which would expose us to the risk of increased interest expense if interest rates rise. If we elect the LIBOR rate for all or any portion of our borrowings, such LIBOR rate will remain fixed only for a specified, limited period of time after the date of our election, after which we will be required to repay the borrowed amount, or elect a new interest rate indexed to either Comerica’s prime rate or the LIBOR rate. The new rate may be higher than the earlier interest rate applicable under the loan agreement. As of June 30, 2012, the balance outstanding under the credit facility was $10.0 million, and we had elected the LIBOR rate plus 2.25% interest rate option, which was approximately 2.49% as of June 30, 2012. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 10% increase or decrease in the interest rate under the loan agreement would not materially affect our interest expense at our current level of borrowing.

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

In June 2011, Depomed filed a lawsuit in the U.S. District Court for the District of New Jersey against Sun Pharma Global FZE, Sun Pharmaceutical Industries Ltd. and Sun Pharmaceutical Industries Inc., collectively referred to herein as Sun, for infringement of the patents listed in the Orange Book for Glumetza (U.S. Patent Nos. 6,723,340; 6,635,280; 6,488,962; 6,340,475; and 7,780,987), as well as U.S. Patent No. 7,736,667. Valeant International Bermuda (formerly Valeant International (Barbados) SRL), or Valeant, is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA and paragraph IV certification filed with the FDA by Sun regarding Sun’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the asserted patents. Depomed and Valeant commenced the lawsuit within the requisite 45 day time period, resulting in an FDA stay on the approval of Sun’s proposed products for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in November 2013. Sun has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, and has also filed counterclaims. A hearing for claim construction, or Markman hearing, was held in July 2012. Following the hearing, the court principally adopted the patent term constructions Depomed and Valeant proposed or stipulated. A trial date for the lawsuit has not yet been set.

In April 2012, Depomed filed a lawsuit in the U.S. District Court for the District of Delaware against Watson Laboratories, Inc. — Florida, Watson Pharmaceuticals, Inc. and Watson Pharma, Inc., collectively referred to herein as Watson, for infringement of the patents listed in the Orange Book for Glumetza 1000 mg (U.S. Patent Nos. 6,488,962 and 7,780,987). Valeant is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA and paragraph IV certification filed with the FDA by Watson regarding Watson’s intent to market a generic version of Glumetza 1000 mg tablets prior to the expiration of the asserted patents. Depomed and Valeant commenced the lawsuit within the requisite 45 day time period, resulting in an FDA stay on the approval of Watson’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in September 2014. Watson has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, failure to state a claim, lack of subject matter jurisdiction, and has also filed counterclaims.

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

In addition, any patent litigation settlement agreements we enter with regard to Glumetza or any of our other products could be subject to further review by the U.S. Department of Justice and the Federal Trade Commission. Any legal or regulatory challenge to one or more of our settlement agreements by the U.S. Department of Justice and/or the Federal Trade Commission could adversely impact our business and revenues.

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

In addition, in July 2012, we received a paragraph IV certification notice from Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc., collectively, Dr. Reddy’s, advising of the submission to the FDA of an ANDA for Zegerid capsules. Dr. Reddy’s notice letter alleges that the patents listed in the Orange Book for Zegerid capsules (U.S. Patent Nos. 6,645,988; 6,489,346; 6,699,885; and 7,399,772) are invalid, unenforceable, and/or will not be infringed by Dr. Reddy’s manufacture, use, sale, offer to sell in the United States or importation into the United States of the products for which the ANDA was submitted. We are evaluating our options in response to Dr. Reddy’s notice letter.

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

•

our ability to successfully advance the development of, obtain regulatory approval for and ultimately commercialize, our development products: Uceris ™ (budesonide) tablets, Ruconest® (recombinant human C1 inhibitor), rifamycin SV MMX® and SAN-300;

•

our ability to maintain patent protection and regulatory exclusivity for our commercial and development-stage products, including difficulty in predicting the timing and outcome of ongoing patent litigation; and

•

our ability to continue to generate revenues from our branded and authorized generic Zegerid (omeprazole/sodium bicarbonate) prescription products and the impact on our business and financial condition of the ongoing generic competition for our Zegerid products.

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

Our ability to generate product revenue in the near term will depend primarily on the success of Glumetza, Cycloset and Fenoglide. The commercial success of our promoted commercial products will depend on several factors, including:

•	our ability to generate and increase market demand for, and sales of, our promoted commercial products;

•	the ability to maintain patent coverage for our promoted commercial products, including whether a favorable outcome is obtained in the pending patent infringement lawsuits relating to Glumetza;

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

We promote the Glumetza products under a commercialization agreement that we entered into with Depomed, Inc., or Depomed. We promote the Cycloset products under a distribution and license agreement that we entered into with S2 Therapeutics, Inc., or S2, and VeroScience, LLC, or VeroScience. We promote the Fenoglide products under a license agreement that we entered into with Cowen Healthcare Royalty Partners, L.P., or CHRP, and Shore Therapeutics, Inc., or Shore. Our ability to successfully commercialize the Glumetza, Cycloset and Fenoglide products is also subject to risks associated with these agreements, including the financial condition of our partners, the potential for termination of the agreements, our reliance on Depomed (or its licensor, Valeant International Bermuda (formerly Valeant International (Barbados) SRL)) and VeroScience for patent protection for the products and, for Cycloset, our reliance on VeroScience to maintain regulatory responsibility.

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

We will not be permitted to market Uceris, Ruconest, rifamycin SV MMX and SAN-300 or any other development products for which we may acquire rights in the U.S. until we complete all necessary development activities and obtain regulatory approval from the FDA.

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

Ruconest (recombinant human C1 inhibitor), formerly known as Rhucin

We have licensed rights to develop and commercialize Ruconest pursuant to license and supply agreements with Pharming Group NV, or Pharming. In December 2010, Pharming submitted a BLA for Ruconest to the FDA seeking approval to market Ruconest for the treatment of acute angioedema attacks in patients with hereditary angioedema, or HAE. In February 2011, based on prior discussions with the FDA, Pharming initiated a placebo-controlled, double-blind clinical study to provide additional data in support of the 50 U/kg dose of Ruconest for the treatment of HAE.

Also in February 2011 and after the initiation of the additional study, Pharming announced receipt of a refusal to file letter from the FDA for the Ruconest BLA. In the letter, the FDA indicated that the BLA was not sufficiently complete to enable a critical medical review. In reaching its conclusion, the FDA indicated that the previously conducted studies evaluating Ruconest for the treatment of acute attacks of HAE did not provide data for a sufficient number of subjects to support the proposed dose of 50 U/kg and lacked prospective validation of the visual analog scale used in measuring the clinical effects of Ruconest. The FDA also provided other comments on the prior clinical studies and indicated that the FDA would provide additional feedback on the design of the ongoing clinical study. In addition, the FDA requested that the results of the ongoing clinical study be included in any future BLA submission for Ruconest.

In late March 2011, we and Pharming met with the FDA to discuss the FDA refusal to file letter and to gain further clarification on the protocol for the ongoing study. In August 2011, we and Pharming reached an agreement with the FDA on the protocol for the study through the Special Protocol Assessment, or SPA, process, which included an increase of the number of patients from 50 to approximately 75 and a modification of the manner in which the primary endpoint will be assessed. The study protocol also includes an open-label extension to further evaluate the efficacy, safety and immunogenicity of Ruconest at 50 U/kg for the repeated treatment of acute HAE attacks.

In July 2012, Pharming completed enrollment in the phase III study. Following completion of an up to 90 day follow-up period and data analysis activities, top-line results should be available in the fourth quarter of 2012.

We cannot be certain that Pharming will complete the phase III clinical study in a timely or successful manner. In addition, we cannot be certain that the FDA will accept a future BLA submission for Ruconest and ultimately approve Ruconest in a timely manner or at all. The FDA may require additional clinical studies or other development programs beyond the ongoing phase III study prior to approving Ruconest. The costs of any additional clinical studies and development programs could be significant, and we and Pharming may not have sufficient resources to complete any additional development requirements in a prompt manner or at all.

We are dependent on Pharming for many activities related to the Ruconest development program, including conduct of the phase III study and manufacturing and supply, and there are significant risks concerning Pharming’s ability to continue to perform these functions based on its limited financial resources. Pharming’s most recent financial statements include a going concern assessment. In addition, Pharming recently announced that it is in the process of reviewing strategic alternatives which could include a merger, equity investment or sale. Pharming further announced that it had sold the tangible assets of its U.S. based research operations and is considering the implementation of additional cost containment measures. Although Pharming has recently announced that it has secured a €10.0m equity working capital facility, we cannot be certain that the facility will provide adequate funding for Pharming’s operations. Any inability of Pharming to continue to fund its operations would have a material adverse effect on the Ruconest development program.

Moreover, Ruconest utilizes Pharming’s transgenic technology platform for the production of recombinant human proteins, and to date there has been only one other prescription product approved by the FDA that utilizes transgenic technology. As a result, the Ruconest development product is subject to risks related to the novelty of its technology platform as well as other general development risks, any of which may result in additional costs and delays prior to our ability to obtain U.S. regulatory approval for, and commercialize, Ruconest.

Rifamycin SV MMX

In May 2012, we completed enrollment in a phase III clinical study evaluating rifamycin SV MMX in patients with travelers’ diarrhea pursuant to our strategic collaboration with Cosmo, and we anticipate that top-line data will be available in the third quarter of 2012. Cosmo’s European partner Dr. Falk Pharma GmbH, or Dr. Falk, is conducting a phase III clinical study, the results of which are also intended to support approval in the U.S. Based on a prespecified interim analysis, an independent data monitoring committee has recommended that approximately 250 patients be added to the study, which originally targeted enrolling 780 patients. Dr. Falk is working with the Indian regulatory authorities to gain approval for this amendment to the protocol. Assuming the amendment is approved by the end of 2012, Dr. Falk would expect to complete the study in mid-2013. However, we cannot be certain that Dr. Falk will be able to complete its study in a timely manner or that results from the two studies will be positive.

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

As an integral component of our clinical development programs, we engage clinical investigators and clinical research organizations, or CROs, to enroll patients and conduct and manage our clinical studies, including CROs located both within and outside the U.S. In addition, it is anticipated that U.S. regulatory approval for each of the Uceris, Ruconest and rifamycin SV MMX development products will be supported in part by clinical studies that have been or are being conducted by our strategic partners in connection with CROs or other third parties. Accordingly, our ability to successfully commercialize these products is subject to risks associated with our agreements with these partners, including the potential for early termination of the agreements and the financial condition of our partners. As a result, many key aspects of this process have been and will be out of our direct control and are impacted by general conditions both within and outside the U.S. If the CROs and other third parties that we rely on for patient enrollment and other portions of our clinical studies fail to perform the clinical studies in a timely and satisfactory manner and in compliance with applicable U.S. and foreign regulations, including the FDA’s regulations relating to good clinical practices, we could face significant delays in completing our clinical studies or we may be unable to rely in the future on the clinical data generated. If these CROs or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our patient enrollment criteria, our clinical protocols, regulatory requirements or for other reasons, our clinical studies may be extended, delayed or terminated, we may be required to repeat one or more of our clinical studies and we may be unable to obtain or maintain regulatory approval for or successfully commercialize our products.

Due to Par’s decision to launch its generic product, sales of our Zegerid brand and authorized generic prescription products have been significantly less than historical sales, which will continue to negatively impact our overall financial results.

In April 2010, the U.S. District Court for the District of Delaware ruled that certain patents covering our Zegerid prescription products were invalid due to obviousness. These patents were the subject of lawsuits we filed in 2007 in response to abbreviated new drug applications, or ANDAs, filed by Par Pharmaceutical, Inc., or Par, with the FDA. In May

2010, we filed an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. Oral arguments in the appeal were held on May 2, 2011, and we are awaiting the decision on the appeal. Although we intend to vigorously defend and enforce our patent rights, we are not able to predict the timing or outcome of the appeal. See “Legal Proceedings — Zegerid® and Zegerid OTC® Patent Litigation” for a description of all pending litigation relating to our Zegerid and Zegerid OTC products.

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

The launch of generic Zegerid Capsules prescription products has and will continue to adversely impact sales of our Zegerid brand prescription products and have a negative impact on our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows. Even if physicians prescribe Zegerid products, third-party payors and pharmacists can substitute generic versions of Zegerid. In many cases, insurers and other healthcare payment organizations encourage the use of generic brands through their prescription benefits coverage and payment or reimbursement policies. Insurers and other healthcare payment organizations typically make generic alternatives more attractive to patients by providing different amounts of coverage or out-of-pocket expenses so that the net cost of the generic product to the patient is less than the net cost of the branded product. In addition, the launch of additional generic Zegerid products by additional generic manufacturers will create additional pricing pressure and will further reduce our sales.

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

Like Glumetza, our Cycloset prescription product competes with many other products, including:

•	dipeptidyl peptidase IV inhibitors, or DPP-4, products (such as Januvia® and Onglyza®);

•	glucagon-like peptide 1, or GLP-1, receptor agonist products (such as Byetta®, Victoza® and Bydureon®);

•	thiazolidinedione, or TZD, products (such as Avandia® and Actos®);

•	sulfonylureas products (such as Amaryl® and Glynase®); and

•	branded and generic metformin products.

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

We have limited control over our third-party manufacturers and strategic partners, including with respect to regulatory compliance and quality assurance matters. Any delay or interruption of supply related to a failure to comply with regulatory or other requirements, or in connection with transfer of manufacturing activities to alternate facilities, would limit our ability to sell our products. Any manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims. With respect to any future products under development, if the FDA finds significant issues with any of our manufacturers during the pre-approval inspection process, the approval of those products could be delayed while the manufacturer addresses the FDA’s concerns, or we may be required to identify and obtain the FDA’s approval of a new supplier. This could result in significant delays before manufacturing of our products can begin, which in turn would delay commercialization of our products. In addition, the importation of pharmaceutical materials into the U.S. is subject to regulation by the FDA, and the FDA can refuse to allow an imported item into the U.S. if it is not satisfied that the product complies with applicable laws or regulations.

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

In connection with the license of rights to Fenoglide, we assumed a commercial supply agreement with Catalent Pharma Solutions, LLC, or Catalent, and accordingly, we rely on a Catalent facility located in Kentucky as the sole third-party manufacturer for Fenoglide.

For our Zegerid Capsules prescription product, we currently rely on Norwich Pharmaceuticals, Inc., located in New York, as the sole third-party manufacturer of the brand and related authorized generic product. In addition, we rely on a Patheon facility located in Canada for the supply of Zegerid Powder for Oral Suspension.

For our Uceris and rifamycin SV MMX development-stage products, we rely on Cosmo, located in Italy, to manufacture and supply all of our drug product requirements. We recently entered into a manufacturing and supply agreement with Cosmo relating to the commercial supply of Uceris.

For our Ruconest development-stage product, we rely on Pharming to oversee product manufacturing and supply. In turn, Pharming utilizes certain of its own facilities as well as third-party manufacturing facilities for supply, all of which are located in Europe.

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

The Patient Protection and Affordable Care Act, or PPACA, enacted in 2010, imposes new reporting and disclosure requirements for pharmaceutical and device manufacturers with regard to payments or other transfers of value made to physicians and teaching hospitals. In addition, pharmaceutical and device manufacturers will also be required to report and disclose investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties for payments, transfers of value or ownership or investment interests not reported in an annual submission. The reforms imposed by the PPACA will significantly impact the pharmaceutical industry; however, the full effects of the new law cannot be known until these provisions are implemented and the Centers for Medicare & Medicaid Services and other federal and state agencies issue applicable regulations or guidance. In addition, although the PPACA was recently upheld by the U.S. Supreme Court, it is possible that the PPACA may be modified or repealed in the future.

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

In March 2010, the President signed the PPACA, which makes extensive changes to the delivery of healthcare in the U.S. This act includes numerous provisions that affect pharmaceutical companies, some of which are effective immediately and others of which will be taking effect over the next several years. For example, the act seeks to expand healthcare coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The act also imposes substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit, an annual fee imposed on all manufacturers of brand prescription drugs in the U.S., increased disclosure obligations and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics. The act also contains cost-containment measures that could reduce reimbursement levels for healthcare items and services generally, including pharmaceuticals. It also will require reporting and public disclosure of payments and other transfers of value provided by pharmaceutical companies to physicians and teaching hospitals. These measures could result in decreased net revenues from our pharmaceutical products and decreased potential returns from our development efforts. Although the PPACA was recently upheld by the U.S. Supreme Court, it is possible that the PPACA may be modified or repealed in the future.

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

We, as well as many other pharmaceutical companies, sponsor prescription drug coupons and other cost-savings programs to help reduce the burden of co-payments and co-insurance. During 2012, lawsuits have been filed against several pharmaceutical companies alleging, among other things, that the drug-makers violated anti-trust laws and the Racketeer Influenced and Corrupt Organizations Act, or RICO, when they provided coupon programs to privately-insured consumers that subsidize all or part of the cost-sharing obligation (co-pay or co-insurance) for a branded prescription drug or drugs. We cannot be certain as to whether we will be named in any future similar lawsuit or concerning the potential outcome of the ongoing litigation.

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

We are a small company and, as of June 30, 2012, had 245 employees. Our success depends on our continued ability to retain and motivate highly qualified management, clinical, regulatory, manufacturing, product development, business development and sales and marketing personnel. We may not be able to recruit and retain qualified personnel in the future, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results.

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

In June 2011, Depomed filed a lawsuit in the U.S. District Court for the District of New Jersey against Sun Pharma Global FZE, Sun Pharmaceutical Industries Ltd. and Sun Pharmaceutical Industries Inc., collectively referred to herein as Sun, for infringement of the patents listed in the Orange Book for Glumetza (U.S. Patent Nos. 6,723,340; 6,635,280; 6,488,962; 6,340,475; and 7,780,987), as well as U.S. Patent No. 7,736,667. Valeant International Bermuda (formerly Valeant International (Barbados) SRL), or Valeant, is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA and paragraph IV certification filed with the FDA by Sun regarding Sun’s intent to market generic versions of 500 mg and 1000 mg tablets for Glumetza prior to the expiration of the asserted patents. Depomed and Valeant commenced the lawsuit within the requisite 45 day time period, resulting in an FDA stay on the approval of Sun’s proposed products for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in November 2013. Sun has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, and has also filed counterclaims. A hearing for claim construction, or Markman hearing, was held in July 2012. Following the hearing, the court principally adopted the patent term constructions Depomed and Valeant proposed or stipulated. A trial date for the lawsuit has not yet been set.

In April 2012, Depomed filed a lawsuit in the U.S. District Court for the District of Delaware against Watson Laboratories, Inc. — Florida, Watson Pharmaceuticals, Inc. and Watson Pharma, Inc., collectively referred to herein as Watson, for infringement of the patents listed in the Orange Book for Glumetza 1000 mg (U.S. Patent Nos. 6,488,962 and 7,780,987). Valeant is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA and paragraph IV certification filed with the FDA by Watson regarding Watson’s intent to market a generic version of Glumetza 1000 mg tablets prior to the expiration of the asserted patents. Depomed and Valeant commenced the lawsuit within the requisite 45 day time period, resulting in an FDA stay on the approval of Watson’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in September 2014. Watson has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, failure to state a claim, lack of subject matter jurisdiction, and has also filed counterclaims.

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

Fenoglide and Recent Patent Litigation

We have exclusive rights to manufacture and commercialize Fenoglide in the U.S. under the terms of a license agreement with Cowen Healthcare Royalty Partners, L.P., or CHRP, and Shore Therapeutics, Inc., or Shore. Currently, there are two issued U.S. patent that provides coverage for the Fenoglide products (U.S. Patent Nos. 7,658,944, and 8,124,125), with expiration dates in 2024.

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

In May 2012, Cosmo filed an application to reissue U.S. Patent No. 8,029,823, or the ‘823 patent, with the PTO, for the purpose of correcting an incorporation by reference statement that was included in the patent application that matured into the ‘823 patent. It is not feasible to predict the impact that the reissue proceedings may have on the scope and validity of the ‘823 patent claims. Although we believe the reissue will be concluded successfully, if the claims of the ‘823 patent ultimately are narrowed substantially or invalidated by the PTO, the extent of the patent coverage afforded to our Uceris development product could be impaired, which could potentially harm our business and operating results.

Ruconest

We have exclusive rights to develop and commercialize the Ruconest development-stage product in the U.S., Canada and Mexico under our license and supply agreements with Pharming. Currently, there are two issued U.S. patents that are owned by Pharming and licensed to us that we believe provide coverage for Ruconest (U.S. Patent Nos. 7,067,713 and

7,544,853), which expire in 2022 and 2024. In addition, we believe Ruconest, as a biological product, is entitled under the PPACA to a period of 12 years of regulatory exclusivity in the U.S. As described above, although the PPACA was recently upheld by the U.S. Supreme Court, it is possible that the PPACA may be modified or repealed in the future.

In June 2011, Pharming filed with the PTO an application to reissue U.S. Patent No. 7,544,853, or the ’853 patent, a method of treatment patent. Pharming received a notice of allowance from the PTO in May 2012, indicating that the PTO found all of the original claims of the ‘853, as well as additional claims added during the reissue process, to be patentable. Pharming has until August 24, 2012 to pay the required issue fees.

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

SAN-300

We acquired worldwide rights to develop and commercialize the SAN-300 development-stage product in connection with our acquisition of Covella. Currently, there are seven issued U.S. patents that are owned by Biogen and licensed to us that we believe provide coverage for SAN-300 (U.S. Patent Nos. 7,358,054; 7,462,353; 6,955,810; 7,723,073; 7,910,099; 8,084,031; and 8,084,028), which expire in 2020 and 2022. In addition, we believe SAN-300, as a biological product, is entitled under the PPACA to a period of 12 years of regulatory exclusivity in the U.S. As described above, although the PPACA was recently upheld by the U.S. Supreme Court, it is possible that the PPACA may be modified or repealed in the future.

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

In addition, in July 2012, we received a paragraph IV certification notice from Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc., collectively, Dr. Reddy’s, advising of the submission to the FDA of an ANDA for Zegerid capsules. Dr. Reddy’s notice letter alleges that the patents listed in the Orange Book for Zegerid capsules (U.S. Patent Nos. 6,645,988; 6,489,346; 6,699,885; and 7,399,772) are invalid, unenforceable, and/or will not be infringed by Dr. Reddy’s manufacture, use, sale, offer to sell in the United States or importation into the United States of the products for which the ANDA was submitted. We are evaluating our options in response to Dr. Reddy’s notice letter.

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

The extent of our future operating losses and our ability to sustain profitability are highly uncertain. We have been engaged in developing and commercializing drugs and have generated significant operating losses since our inception in December 1996. Our commercial activities and continued product development and clinical activities will require significant expenditures. For the six months ended June 30, 2012, we recognized $93.1 million in total revenues, and, as of June 30, 2012, we had an accumulated deficit of $300.1 million.

We may incur additional operating losses and capital expenditures as we support the continued marketing of the Glumetza, Cycloset and Fenoglide products and the development of our Uceris, Ruconest, rifamycin SV MMX and SAN-300 development products and any other products or development products that we acquire or in-license.

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

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the commercial success of, and demand for, currently marketed products, as well as the success and costs of our development programs are uncertain and therefore our future prospects are uncertain. The level of our revenues and results of operations at any given time will be based primarily on the following factors:

•	commercial success of the Glumetza, Cycloset and Fenoglide prescription products;

•	results of clinical studies and other development programs, including the ongoing and planned clinical programs for the Uceris, Ruconest, rifamycin SV MMX and SAN-300 development products;

•	our ability to obtain regulatory approval for our development products, including the pending NDA for Uceris, and any future products we develop or in-license;

•	potential to receive revenue from Zegerid brand and authorized generic products;

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

The market prices for securities of specialty biopharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. For example, during the quarter ended June 30, 2012, the trading prices for our common stock ranged from a high of $7.42 to a low of $5.30. In addition, we have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Furthermore, our loan agreement with Comerica prohibits us from paying dividends. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment.

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

The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical and biotechnology companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. Any securities or other class action litigation asserted against us could have a material adverse effect on our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

2.1(1)*	Agreement and Plan of Merger, dated September 10, 2010, among us, SAN Acquisition Corp., Covella Pharmaceuticals, Inc. and Lawrence C. Fritz, as the Stockholder Representative

3.1(2)	Amended and Restated Certificate of Incorporation

3.2(3)	Amended and Restated Bylaws

3.3(4)	Certificate of Designations for Series A Junior Participating Preferred Stock

4.1(4)	Form of Common Stock Certificate

4.2(5)	Amended and Restated Investors’ Rights Agreement, dated April 30, 2003, among us and the parties named therein

4.3(5)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated May 19, 2003, among us and the parties named therein

4.4(5)*	Stock Restriction and Registration Rights Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

4.5(5)	Form of Common Stock Purchase Warrant

4.6(4)	Rights Agreement, dated as of November 12, 2004, between us and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Santarus, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

4.7(6)	First Amendment to Rights Agreement, dated as of April 19, 2006, between us and American Stock Transfer & Trust Company

4.8(7)	Second Amendment to Rights Agreement, dated December 10, 2008, between us and American Stock Transfer & Trust Company

4.9(8)	Warrant to Purchase Shares of Common Stock, dated February 3, 2006, issued by us to Kingsbridge Capital Limited

4.10(8)	Registration Rights Agreement, dated February 3, 2006, between us and Kingsbridge Capital Limited

4.11(9)	Registration Rights Agreement, dated December 10, 2008, between us and Cosmo Technologies Limited

4.12(9)	Amendment No. 1 to Registration Rights Agreement, dated April 23, 2009, between us and Cosmo Technologies Limited

10.1+	Manufacturing and Supply Agreement, dated May 18, 2012, between us and Cosmo Technologies Limited

10.2	Amendment to License Agreement, dated June 18, 2012, among us, Pharming Group N.V., on behalf of itself and each of its affiliates, including Pharming Intellectual Property B.V. and Pharming Technologies B.V.

10.3#	Deferred Compensation Plan

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q of Santarus, Inc. for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 9, 2010.
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q of Santarus, Inc. for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 13, 2004.
(3)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on December 5, 2008.

(4)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on November 17, 2004.
(5)	Incorporated by reference to the Registration Statement on Form S-1 of Santarus, Inc. (Registration No. 333-111515), filed with the Securities and Exchange Commission on December 23, 2003, as amended.
(6)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on April 21, 2006.
(7)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2008.
(8)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on February 3, 2006.
(9)	Incorporated by reference to the Registration Statement on Form S-3 of Santarus, Inc. (Registration No. 333-156806), filed with the Securities and Exchange Commission on January 20, 2009, as amended.
*	Santarus, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which portions have been omitted and filed separately with the Securities and Exchange Commission.
+	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.
‡	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Santarus, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2012

/s/ Debra P. Crawford
Debra P. Crawford,
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)