Form 10-Q
period 2012-09-30
SANTARUS INC
filed 2012-11-08
CIK 1172480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of October 31, 2012 was 63,167,246.

SANTARUS, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Santarus, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$40,119	$54,244
Short-term investments	41,814	4,364
Accounts receivable, net	23,339	20,274
Inventories, net	7,628	5,129
Prepaid expenses and other current assets	6,825	3,714

Total current assets	119,725	87,725

Long-term restricted cash	950	1,050
Property and equipment, net	450	578
Intangible assets, net	17,641	21,787
Goodwill	2,913	2,913

Total assets	$141,679	$114,053

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$35,887	$35,413
Allowance for product returns	17,480	13,895

Total current liabilities	53,367	49,308

Deferred revenue	1,767	2,163
Long-term debt	9,861	10,000
Other long-term liabilities	2,511	2,494
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2012 and December 31, 2011; no shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at September 30, 2012 and December 31, 2011; 63,126,699 and 61,107,695 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	6	6
Additional paid-in capital	365,317	354,288
Accumulated other comprehensive loss	(3)	—
Accumulated deficit	(291,147)	(304,206)

Total stockholders’ equity	74,173	50,088

Total liabilities and stockholders’ equity	$141,679	$114,053

See accompanying notes.

Santarus, Inc.

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Product sales, net	$53,687	$19,813	$145,124	$46,488
Promotion revenue	—	6,022	—	27,339
Royalty revenue	983	979	2,618	2,408

Total revenues	54,670	26,814	147,742	76,235
Costs and expenses:
Cost of product sales	3,276	2,232	10,463	5,597
License fees and royalties	14,849	3,739	43,544	7,621
Research and development	6,177	3,825	18,089	10,963
Selling, general and administrative	21,133	16,152	61,567	48,746

Total costs and expenses	45,435	25,948	133,663	72,927

Income from operations	9,235	866	14,079	3,308
Other income (expense):
Interest income	11	2	13	16
Interest expense	(81)	(116)	(259)	(342)

Total other income (expense)	(70)	(114)	(246)	(326)

Income before income taxes	9,165	752	13,833	2,982
Income tax expense	181	189	774	229

Net income	$8,984	$563	$13,059	$2,753

Net income per share:
Basic	$0.14	$0.01	$0.21	$0.05

Diluted	$0.13	$0.01	$0.19	$0.04

Weighted average shares outstanding used to calculate net income per share:
Basic	62,992,473	60,630,297	62,496,446	60,392,956
Diluted	69,723,094	63,111,407	67,906,620	62,660,557

Comprehensive income	$8,987	$562	$13,056	$2,753

See accompanying notes.

Santarus, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Operating activities
Net income	$13,059	$2,753
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,605	2,265
Gain on contingent consideration	(25)	(109)
Stock-based compensation	4,897	3,917
Issuance of common stock for technology license agreement	3,698	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,065)	(8,232)
Inventories, net	(2,499)	795
Prepaid expenses and other current assets	(3,069)	2,609
Accounts payable and accrued liabilities	2,993	(5,761)
Allowance for product returns	3,585	(1,641)
Deferred revenue	(396)	(324)

Net cash provided by (used in) operating activities	23,783	(3,728)

Investing activities
Purchases of short-term investments	(41,925)	(9,816)
Sales and maturities of short-term investments	5,414	9,809
Long-term restricted cash	(950)	—
Purchases of property and equipment	(187)	(180)
Net cash paid for business combination	(2,519)	—

Net cash used in investing activities	(40,167)	(187)

Financing activities
Payment of commitment fee on credit facility	(175)	—
Exercise of stock options	2,041	1,332
Issuance of common stock, net	393	266

Net cash provided by financing activities	2,259	1,598

Decrease in cash and cash equivalents	(14,125)	(2,317)
Cash and cash equivalents at beginning of the period	54,244	56,692

Cash and cash equivalents at end of the period	$40,119	$54,375

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

Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for any future periods. For further information, please see the consolidated financial statements and related disclosures included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

The Company’s allowance for product returns was $17.5 million as of September 30, 2012 and $13.9 million as of December 31, 2011. The Company recognizes product sales at the time title passes to its customers, and the Company provides for an estimate of future product returns at that time based upon historical product returns trends, analysis of product expiration dating and estimated inventory levels in the distribution channel, review of returns trends for similar products, if available, and the other factors discussed above. Due to the lengthy shelf life of the Company’s products and the terms of the Company’s returns policy, there may be a significant time lag between the date the Company determines the estimated allowance and when the Company receives the product return and issues credit to a customer. Therefore, the amount of returns processed against the allowance in a particular year generally has no direct correlation to the product sales in the same year, and the Company may record adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods.

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

The Company’s allowance for rebates, chargebacks and other discounts was $16.9 million as of September 30, 2012 and $13.8 million as of December 31, 2011. These allowances reflect an estimate of the Company’s liability for rebates due to managed care organizations under specific contracts, rebates due to various organizations under Medicare contracts and regulations, chargebacks due to various organizations purchasing the Company’s products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. The Company estimates its liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, the Company evaluates its outstanding contracts and applies the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, the Company projects the ultimate disposition of the sale (e.g.

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

For the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011, the Company recognized approximately $1.8 million, $1.5 million, $4.9 million and $3.9 million of total stock-based compensation, respectively. In March 2012, the Company granted options to purchase an aggregate of 1,959,015 shares of its common stock in connection with annual option grants to all eligible employees. These stock options vest over a four-year period from the date of grant. As of September 30, 2012, total unrecognized compensation cost related to stock options and employee stock purchase plan rights was approximately $13.6 million, and the weighted average period over which it was expected to be recognized was 2.5 years.

6.	Net Income Per Share

Basic income per share is calculated by dividing the net income by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted income per share is computed by dividing the net income by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, contingently issuable shares, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted income per share when their effect is dilutive. Potentially dilutive securities totaling 3.1 million shares and 12.4 million shares for the three months ended September 30, 2012 and 2011, and 6.8 million shares and 12.5 million shares for the nine months ended September 30, 2012 and 2011, respectively, were excluded from the calculation of diluted income per share because of their anti-dilutive effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income (in thousands)	$8,984	$563	$13,059	$2,753

Denominator:
Weighted average common shares outstanding for basic net income per share	62,992,473	60,630,297	62,496,446	60,392,956
Net effect of dilutive common stock equivalents	6,730,621	2,481,110	5,410,174	2,267,601

Denominator for diluted net income per share	69,723,094	63,111,407	67,906,620	62,660,557

Net income per share
Basic	$0.14	$0.01	$0.21	$0.05

Diluted	$0.13	$0.01	$0.19	$0.04

7.	Segment Reporting

Management has determined that the Company operates in one business segment which is the acquisition, development and commercialization of pharmaceutical products.

8.	Available-for-Sale Securities

The Company has classified its debt securities as available-for-sale and, accordingly, carries these investments at fair value, and unrealized holding gains or losses on these securities are carried as a separate component of stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

The following is a summary of the Company’s available-for-sale investment securities as of September 30, 2012 and December 31, 2011 (in thousands). All available-for-sale securities held as of September 30, 2012 and December 31, 2011 have contractual maturities within one year. There were no material gross realized gains or losses on sales of available-for-sale securities for the three and nine months ended September 30, 2012 and 2011 and the year ended December 31, 2011.

	Amortized Cost	Market Value	Unrealized Loss
September 30, 2012:
U.S. government sponsored enterprise securities	$41,817	$41,814	$(3)

December 31, 2011:
U.S. Treasury securities	$1,500	$1,500	$—
U.S. government sponsored enterprise securities	3,914	3,914	—

	$5,414	$5,414	$—

The classification of available-for-sale securities in the Company’s consolidated balance sheets is as follows (in thousands):

	September 30,	December 31,
	2012	2011
Short-term investments	$41,814	$4,364
Restricted cash	—	1,050

	$41,814	$5,414

9.	Fair Value Measurements

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

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2012:
Assets
Money market funds	$34,803	$—	$—	$34,803
U.S. government sponsored enterprise securities	—	48,080	—	48,080
Deferred compensation plan assets	41	—	—	41

	$34,844	$48,080	$—	$82,924

Liabilities
Contingent consideration	$—	$—	$2,029	$2,029
Deferred compensation plan liabilities	41	—	—	41

	$41	$—	$2,029	$2,070

December 31, 2011:
Assets
Money market funds	$40,244	$—	$—	$40,244
U.S. Treasury securities	1,500	—	—	1,500
U.S. government sponsored enterprise securities	—	17,914	—	17,914

	$41,744	$17,914	$—	$59,658

Liabilities
Contingent consideration	$—	$—	$2,054	$2,054

The following table provides a summary of changes in fair value of the Company’s Level 3 liabilities for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Contingent Consideration:
Beginning balance	$2,342	$2,278	$2,054	$2,057
Change in fair value recorded in operating expenses	(313)	(330)	(25)	(109)

Ending balance	$2,029	$1,948	$2,029	$1,948

Level 3 liabilities include contingent milestone and royalty obligations the Company may pay related to the acquisition of Covella in September 2010. The fair value of the contingent consideration has been determined using a probability-weighted discounted cash flow model. The key assumptions in applying this approach are the discount rate and the probability assigned to the milestone or royalty being achieved. Management remeasures the fair value of the contingent consideration at each reporting period, with any change in its fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in the estimated probability or timing of achieving the milestone or royalty, being recorded in the current period’s statement of operations. For the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011, the Company recorded decreases in the fair value of contingent consideration resulting primarily from changes in the estimated timing of achieving certain milestones and royalties and the passage of time.

10.	Balance Sheet Details

Inventories, net consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$1,292	$873
Finished goods	7,549	5,450

	8,841	6,323
Allowance for excess and obsolete inventory	(1,213)	(1,194)

	$7,628	$5,129

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

Accounts payable and accrued liabilities consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Accounts payable	$2,124	$4,549
Accrued compensation and benefits	6,636	7,226
Accrued rebates	12,757	10,227
Accrued license fees and royalties	6,238	4,859
Accrued research and development expenses	2,425	2,400
Accrued legal fees	663	2,632
Income taxes payable	787	580
Other accrued liabilities	4,257	2,940

	$35,887	$35,413

11.	Long-Term Debt

In July 2006, the Company entered into a loan agreement with Comerica Bank (“Comerica”), which was most recently amended in February 2012, pursuant to which the Company may request advances in an aggregate outstanding amount not to exceed $35.0 million. In December 2008, the Company drew down $10.0 million under the loan agreement. Pursuant to the February 2012 amendment, the revolving loan bears interest, as selected by the Company, at either the variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” or the LIBOR rate plus 2.25%. The Company has selected the LIBOR rate plus 2.25% interest rate option, which as of September 30, 2012 was approximately 2.47%. Interest payments on advances made under the amended loan agreement are due and payable in arrears on a monthly basis during the term of the amended loan agreement. The February 2012 amendment to the loan agreement extends the maturity date of the revolving line from July 11, 2013 to February 13, 2015. Amounts borrowed under the loan agreement may be repaid and re-borrowed at any time prior to February 13, 2015, and any outstanding principal drawn during the term of the loan facility is due and payable on February 13, 2015. In conjunction with the execution of the February 2012 amendment to the loan agreement, the Company paid a one-time commitment fee of $175,000. The commitment fee has been capitalized as a debt discount and is being amortized to interest expense over the remaining term of the loan agreement. The amended loan agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the amended loan agreement.

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

The Company recorded the fair value of the 906,412 shares of its common stock issued to Cosmo for the regulatory milestone achievement of approximately $3.7 million in license fees and royalties expense in the nine months ended September 30, 2012. As these shares have a six-month trading restriction pursuant to the stock issuance agreement, the Company estimated a fair value of $4.08 per share, which reflected a discount due to lack of marketability (“DLOM”) of approximately 15% on the $4.80 per share closing price of its common stock on the milestone achievement date. The Company calculated the DLOM associated with the contractual restriction using the Black-Scholes valuation model for a hypothetical put option with the following assumptions: life of the option of 0.5 years; risk-free interest rate of 0.15%; volatility of 53%; and dividend rate of 0%.

13.	Deferred Compensation Plan

In June 2012, the Company adopted the Santarus, Inc. Deferred Compensation Plan (the “Plan”) for a select group of highly compensated employees of the Company, including its executive officers, pursuant to which participants may elect to defer receipt of compensation from the Company for purposes of retirement or otherwise. The Plan allows for deferrals by participants of up to 50% of base salary, and up to 100% of bonuses and performance-based compensation. A participant in the Plan may elect to have the participant’s account credited with investment gains and losses by assuming that deferred amounts were invested in one or more hypothetical investment fund options selected by the participant. Participants are permitted to change their investment elections at any time. Plan participants are always 100% vested in the amount they defer and the earnings, gains and losses credited to their accounts. A Plan participant is entitled to receive a distribution under the Plan upon such participant’s separation from service or disability or upon an unforeseeable emergency or a change in control, as well as in the event of the participant’s death or at the time specified by the participant for an in-service or education distribution. The Company-owned assets are placed in a “rabbi trust” and are included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. The trust assets, which consist primarily of mutual funds, had a fair value of approximately $41,000 at September 30, 2012. The corresponding liability was approximately $41,000 at September 30, 2012 and was included in other long-term liabilities in the accompanying consolidated balance sheet. Total contributions to the Plan, consisting solely of compensation deferred by participants, were approximately $41,000 for the three and nine months ended September 30, 2012.

14.	Recent Accounting Pronouncements

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

In April 2012, Depomed filed a lawsuit in the U.S. District Court for the District of Delaware against Watson Laboratories, Inc. — Florida, Watson Pharmaceuticals, Inc. and Watson Pharma, Inc. (collectively, “Watson”) for infringement of the patents listed in the Orange Book for Glumetza 1000 mg (U.S. Patent Nos. 6,488,962 and 7,780,987). Valeant is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA and paragraph IV certification filed with the FDA by Watson regarding Watson’s intent to market a generic version of Glumetza 1000 mg tablets prior to the expiration of the asserted patents. Depomed and Valeant commenced the lawsuit within the requisite 45 day time period, resulting in an FDA stay on the approval of Watson’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in September 2014. Watson has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, failure to state a claim, lack of subject matter jurisdiction, and has also filed counterclaims. The Markman hearing for this matter has been scheduled in April 2014, and the trial has been scheduled in May 2014.

Under the terms of the Company’s commercialization agreement with Depomed, Depomed will manage the ongoing patent infringement lawsuits against Sun and Watson, subject to certain consent rights in favor of the Company, including with regard to any proposed settlements. The Company is responsible for 70% of the future out-of-pocket costs, and Depomed is responsible for 30% of the future out-of-pocket costs, related to patent infringement cases. Although Depomed has indicated that it intends to vigorously defend and enforce its patent rights, the Company is not able to predict the timing or outcome of ongoing or future actions. At this time the Company is unable to estimate possible losses or ranges of losses for ongoing actions.

Any adverse outcome in the litigation described above would adversely impact the Company and its revenues. Regardless of how these litigation matters are ultimately resolved, the litigation will continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on the Company.

Zegerid and Zegerid OTC Patent Litigation

Zegerid Rx Litigation

In September 2012, the U.S. Court of Appeals for the Federal Circuit reversed in part the April 2010 decision of the U.S. District Court for the District of Delaware involving asserted patent claims covering our Zegerid capsules and Zegerid powder for oral suspension prescription products. The Federal Circuit found that certain claims of asserted U.S. Patent numbers 6,780,882 and 7,399,772, which Par Pharmaceutical, Inc. (“Par”) had been found to infringe, were not invalid due to obviousness. These patents represent two of the five patents that were found to be invalid by the District Court, and the Federal Circuit affirmed the District Court’s finding of invalidity for the asserted claims from the remaining three patents. The Federal Circuit also upheld the District Court’s finding that there was no inequitable conduct.

On November 2, 2012, Par petitioned the Federal Circuit for rehearing of the decision by the original panel and en banc. Although the Company does not believe that Par has a meritorious basis upon which to further dispute infringement or validity, the Company cannot be certain concerning the timing or outcome of Par’s request for rehearing. If the petition for rehearing is granted, the Federal Circuit may ultimately modify its decision in a manner that impacts the patent coverage for the Company’s Zegerid products. If the petition for rehearing is denied, the case will be remanded to the District Court for further proceedings pertaining to damages, and the Company cannot be certain of the timing or outcome of any damages proceedings.

In December 2011, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against Zydus Pharmaceuticals USA, Inc. (“Zydus”) for infringement of the patents listed in the Orange Book for Zegerid capsules. The University of Missouri, licensor of the patents, is joined in the litigation as a co-plaintiff. Zydus had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid capsules prior to the expiration of the listed patents. The parties in this lawsuit agreed to stay the court proceedings until the outcome of the pending appeal. Following the September 2012 Federal Circuit decision, the parties agreed to lift the stay. In September 2012, the Company amended its complaint to be limited to U.S. Patent No. 7,399,772, which patent was found to be valid in the September 2012 Federal Circuit decision. In October 2012, Zydus filed its answer, which alleges, among other things, failure to state a claim upon which relief can be granted. The lawsuit was commenced within the requisite 45 day time period, resulting in an FDA stay on the approval of Zydus’ proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. Absent a court decision, the 30-month stay is expected to expire in May 2014. The Company is not able to predict the timing or outcome of this lawsuit.

In August 2012, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. (collectively “Dr. Reddy’s”) for infringement of the patents listed in the Orange Book for Zegerid capsules. The University of Missouri, licensor of the patents, is joined in the litigation as a co-plaintiff. Dr. Reddy’s had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid capsules prior to the expiration of the listed patents. In October 2012, the Company amended its complaint to be limited to U.S. Patent No. 7,399,772, which patent was found to be valid in the September 2012 Federal Circuit decision. Also in October 2012, Dr. Reddy’s filed its answer, which alleges, among other things, non-infringement, invalidity, failure to state a claim upon which relief can be granted and estoppel. The lawsuit was commenced within the requisite 45 day time period, resulting in an FDA stay on the approval of Dr. Reddy’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. Absent a court decision, the 30-month stay is expected to expire in January 2015. The Company is not able to predict the timing or outcome of this lawsuit.

Zegerid OTC Litigation

In September 2010, MSD Consumer Products, Inc. (“Merck”), a subsidiary of Merck & Co., filed a lawsuit in the U.S. District Court for the District of New Jersey against Par for infringement of the patents listed in the Orange Book for Zegerid OTC. The Company and the University of Missouri, licensors of the listed patents, are joined in the lawsuit as co-plaintiffs. Par had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. The parties in this lawsuit agreed to stay the court proceedings until the outcome of the pending appeal related to the Zegerid prescription product litigation. Following the September 2012 Federal Circuit decision, the parties agreed to lift the stay. In October 2012, Merck amended its complaint to be limited to U.S. Patent No. 7,399,772, which patent was found to be valid in the September 2012 Federal Circuit decision. Also in October 2012, Par filed its answer, which alleges, among other things, failure to state a claim upon which relief can be granted, non-infringement and invalidity. Par has received tentative approval of its proposed generic Zegerid OTC product. The lawsuit was commenced within the requisite 45 day time period, resulting in an FDA stay on the approval of Par’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. Absent a court decision, the 30-month stay is expected to expire in February 2013. The Company is not able to predict the timing or outcome of this lawsuit.

In September 2010, Merck filed a lawsuit in the U.S. District Court for the District of New Jersey against Perrigo Research and Development Company (“Perrigo”) for infringement of the patents listed in the Orange Book for Zegerid OTC. The Company and the University of Missouri, licensors of the listed patents, are joined in the lawsuits as co-plaintiffs. Perrigo had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. The parties in this lawsuit agreed to stay the court proceedings until the outcome of the pending appeal related to the Zegerid prescription product litigation. Following the September 2012 Federal Circuit decision, the parties agreed to lift the stay. Perrigo has until December 2012 to file an answer. Perrigo has received tentative approval of its proposed generic Zegerid OTC product. The lawsuit was commenced within the requisite 45 day time period, resulting in an FDA stay on the approval of Perrigo’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. Absent a court decision, the 30-month stay is expected to expire in February 2013. The Company is not able to predict the timing or outcome of this lawsuit.

In December 2011, Merck filed a lawsuit in the U.S. District Court for the District of New Jersey against Zydus for infringement of the patents listed in the Orange Book for Zegerid OTC. The Company and the University of Missouri are joined in the litigation as co-plaintiffs. Zydus had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. The parties in this lawsuit agreed to stay the court proceedings until the outcome of the pending appeal related to the Zegerid prescription product litigation. Following the September 2012 Federal Circuit decision, the parties agreed to lift the stay. In September 2012, Merck amended its complaint to be limited to U.S. Patent No. 7,399,772, which patent was found to be valid in the September 2012 Federal Circuit decision. In October 2012, Zydus filed its answer, which alleges, among other things, failure to state a claim upon which relief can be granted. The lawsuit was commenced within the requisite 45 day time period, resulting in an FDA stay on the approval of Zydus’ proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. Absent a court decision, the 30-month stay is expected to expire in May 2014. The Company is not able to predict the timing or outcome of these lawsuits.

Any adverse outcome in the Zegerid Rx and Zegerid OTC litigation described above would adversely impact the Company, including the amount of revenues it receives from sales of Zegerid brand and authorized generic prescription products and the Company’s ability to receive milestone payments and royalties under its agreement with Merck. For example, the royalties payable to the Company under its license agreement with Merck are subject to reduction in the event it is ultimately determined by the courts (with the decision being unappealable or unappealed within the time allowed for appeal) that there is no valid claim of the licensed patents covering the manufacture, use or sale of the Zegerid OTC product and third parties have received marketing approval for, and are conducting bona fide ongoing commercial sales of, generic versions of the licensed products. Any negative outcome may also negatively impact the patent protection for the products being commercialized pursuant to the Company’s ex-US license with GSK. Although the U.S. ruling is not binding in countries outside the U.S., similar challenges to those raised in the U.S. litigation may be raised in territories outside the U.S. At this time the Company is unable to estimate possible losses or ranges of losses for these matters.

Regardless of how these litigation matters are ultimately resolved, the litigation has been and will continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on the Company.

16.	Subsequent Events

Office Lease

In October 2012, the Company entered into an office lease for the relocation of the Company’s headquarters. The lease provides for the Company initially to lease approximately 40,144 square feet of office space and subsequently to lease an additional 7,044 square feet of office space. The term for the initial premises will commence upon the substantial completion of specified improvements and will continue for approximately 89 calendar months from the commencement date. The term of the lease is expected to commence on or around December 15, 2012 for the initial premises and December 1, 2013 for the additional space, and is expected to expire on or around May 31, 2020 for both spaces. The lease also provides the Company with the option to renew the lease term for two additional five year periods, subject to the conditions set forth in the lease. The lease provides for annual base rent payable in monthly installments and subject to annual increases of 3.0% during the term of the lease. The Company will not be required to pay rent for the initial premises for the first five full calendar months following the Company’s occupancy of the initial premises and will not be required to pay the rent attributable to the additional space for the first six full calendar months following the Company’s occupancy of the additional space. The Company paid a security deposit of approximately $349,000 in October 2012.

License Agreement with Pharming

In September 2010, the Company entered into a license agreement and a supply agreement with Pharming Group NV (“Pharming”) under which the Company was granted certain non-exclusive rights to develop and manufacture, and certain exclusive rights to commercialize Ruconest® in the U.S., Canada and Mexico for the treatment of acute attacks of hereditary angioedema (“HAE”) and other future indications. In November 2012, the Company and Pharming announced positive top-line results from the phase III clinical study to evaluate the safety and efficacy of Ruconest for the treatment of acute angioedema attacks in patients with HAE. Following successful completion of the phase III clinical study in November 2012, the Company is required to pay Pharming a $10.0 million milestone. The milestone is payable in December 2012.

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

•

Ruconest® (recombinant human C1 esterase inhibitor) is a recombinant version of the human protein C1 esterase inhibitor, which is produced using proprietary transgenic technology. In November 2012, we announced positive top-line results from the phase III clinical study to evaluate the safety and efficacy of Ruconest for the treatment of acute attacks of angioedema in patients with hereditary angioedema, or HAE.

•

Rifamycin SV MMX® is a broad spectrum, non-systemic antibiotic in a novel oral tablet formulation, which utilizes proprietary MMX colonic delivery technology. Rifamycin SV MMX is currently being investigated in a phase III clinical program in patients with travelers’ diarrhea. In September 2012, we announced positive top-line results from the first phase III clinical study to evaluate the safety and efficacy of rifamycin SV MMX for the treatment of patients with travelers’ diarrhea.

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

IPR&D will not be amortized until the related development process is complete, and goodwill is not amortized. License agreements and other intangible assets are amortized over their estimated useful lives. If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fair value is determined by a combination of third-party sources and forecasted discounted cash flows. In addition, we base the useful lives and related amortization expense on our estimate of the period that the assets will generate revenues or otherwise be used. We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. A change in any of the above-mentioned factors or estimates could result in an impairment charge which could negatively impact our results of operations. We have not recognized any impairment charges on our intangible assets or goodwill through September 30, 2012.

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

Our allowance for product returns was $17.5 million as of September 30, 2012 and $13.9 million as of December 31, 2011. We recognize product sales at the time title passes to our customers, and we provide for an estimate of future product returns at that time based upon historical product returns trends, analysis of product expiration dating and estimated inventory levels in the distribution channel, review of returns trends for similar products, if available, and the other factors discussed above. Due to the lengthy shelf life of our products and the terms of our returns policy, there may be a significant time lag between the date we determine the estimated allowance and when we receive the product return and issue credit to a customer. Therefore, the amount of returns processed against the allowance in a particular year generally has no direct correlation to the product sales in the same year, and we may record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods.

We have been tracking our Zegerid product returns history by individual production batches from the time of our first commercial product launch of Zegerid powder for oral suspension 20 mg in late 2004, taking into consideration product expiration dating and estimated inventory levels in the distribution channel. We launched Cycloset in November 2010 and began distributing Fenoglide in December 2011. Under a commercialization agreement with Depomed, we began distributing and recording product sales for Glumetza in September 2011. We have provided for an estimate of product returns based upon a review of our product returns history and returns trends for similar products, taking into consideration the effect of a product’s shelf life on its returns history. In the nine months ended September 30, 2012, based upon our analysis of product expiration dating and actual product returns history through September 30, 2012, we increased our estimate for Cycloset product returns to reflect actual experience accordingly. The increase in our estimate for Cycloset product returns reflected higher than expected actual returns, as well as an increase in the sales price of Cycloset, during the second quarter of 2012. Contributing to the higher than expected actual product returns was our receipt of regulatory approval during the second quarter of 2012 for an improved process for the manufacturing of Cycloset product. We began shipping Cycloset product manufactured under the new process in the second quarter of 2012. As a result of the availability of this new product that has the standard 18 months shelf life from the date of manufacture, we experienced higher than expected product returns of short-dated Cycloset product in accordance with our returns policy in the second quarter of 2012. For the nine months ended September 30, 2012, we recorded an increase in our estimated allowance for Cycloset product returns associated with product sales in prior periods of approximately $1.8 million. This change in estimate was based on our assessment of actual returns of Cycloset product during the nine months ended September 30, 2012. Prior to 2012, we had not experienced significant returns activity.

Our allowance for rebates, chargebacks and other discounts was $16.9 million as of September 30, 2012 and $13.8 million as of December 31, 2011. These allowances reflect an estimate of our liability for rebates due to managed care organizations under specific contracts, rebates due to various organizations under Medicare contracts and regulations, chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. We estimate our liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, we evaluate our outstanding contracts and apply the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, we project the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by us and/or our competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date we determine the estimated allowance and when we make the contractual payment or issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods. For the nine months ended September 30, 2012 actual results were not materially different from our estimates. For the nine months ended September 30, 2011, we recorded a decrease in our estimated allowance for accrued rebates associated with product sales in prior periods of approximately $1.4 million due to decreased utilization under, as well as the termination of, certain of our managed care and other contracts associated with our Zegerid products. Our estimate for accrued rebates was impacted by reduced sales volumes resulting from Par’s commencement of its commercial sale of a generic version of Zegerid capsules prescription products and our decision to cease promotion of our Zegerid prescription products at that time. Absent this discrete event, actual results were not materially different from our estimates for the nine months ended September 30, 2011.

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

The fair value of options granted is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period ranging from one to four years. Pre-vesting forfeitures were estimated to be approximately 0% for the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011 as the majority of options granted contain monthly vesting terms.

The following table includes stock-based compensation recognized in our consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of product sales	$58	$41	$162	$107
Research and development	317	243	885	623
Selling, general and administrative	1,428	1,175	3,850	3,187

Total	$1,803	$1,459	$4,897	$3,917

As of September 30, 2012, total unrecognized compensation cost related to stock options was approximately $13.6 million, and the weighted average period over which it was expected to be recognized was 2.5 years.

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

Results of Operations

Comparison of Three Months Ended September 30, 2012 and 2011 and Nine Months Ended September 30, 2012 and 2011

Product Sales, Net. The following table summarizes the components of our product sales, net (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Product sales, net
Glumetza	$39,236	$7,865	$102,404	$7,865
Zegerid (brand and authorized generic)	8,407	9,874	27,216	33,851
Cycloset	4,323	2,074	9,869	4,772
Fenoglide	1,721	—	5,635	—

Total product sales, net	$53,687	$19,813	$145,124	$46,488

Product sales, net were $53.7 million for the three months ended September 30, 2012 and $19.8 million for the three months ended September 30, 2011. The $33.9 million increase in product sales, net consisted primarily of an increase in net sales of Glumetza which we began distributing in September 2011. During July and August 2011, revenue related to our promotion of Glumetza was recorded as promotion revenue and is further described below.

Product sales, net were $145.1 million for the nine months ended September 30, 2012 and $46.5 million for the nine months ended September 30, 2011. The $98.6 million increase in product sales, net consisted primarily of an increase in net sales of Glumetza which we began distributing in September 2011. Through August 2011, revenue related to our promotion of Glumetza was recorded as promotion revenue and is further described below. Also contributing to the increase in product sales, net were $5.6 million in sales of Fenoglide which we began distributing in December 2011 and an increase in net sales of Cycloset of $5.1 million primarily due to an increase in sales volume.

Promotion Revenue. Promotion revenue was $6.0 million for the three months ended September 30, 2011 and $27.3 million for the nine months ended September 30, 2011. Promotion revenue was comprised of fees earned under our promotion agreement with Depomed for the promotion of Glumetza prescription products. Promotion revenue for the three and nine months ended September 30, 2011 was based on Glumetza sales recorded by Depomed through August 2011. The promotion agreement was replaced by a commercialization agreement with Depomed under which we began distributing and recording product sales for Glumetza in September 2011. Glumetza 500 mg was the subject of a voluntary recall and supply interruption which resulted in the unavailability of this dosage strength from June 2010 through early January 2011. Shipments of Glumetza 500 mg resumed in January 2011.

Royalty Revenue. Royalty revenue was $983,000 for the three months ended September 30, 2012 and $979,000 for the three months ended September 30, 2011. Royalty revenue was $2.6 million for the nine months ended September 30, 2012 and $2.4 million for the nine months ended September 30, 2011. Royalty revenue was comprised of royalties earned under our license agreement with Merck for Zegerid OTC and our license agreement with GSK for prescription and OTC immediate-release omeprazole products in specified countries outside the U.S.

Cost of Product Sales. Cost of product sales was $3.3 million for the three months ended September 30, 2012 and $2.2 million for the three months ended September 30, 2011, or approximately 6% and 11% of net product sales, respectively. Cost of product sales was $10.5 million for the nine months ended September 30, 2012 and $5.6 million for the nine months ended September 30, 2011, or approximately 7% and 12% of net product sales, respectively. Cost of product sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our Glumetza, Cycloset, Fenoglide and Zegerid prescription products as well as shipments to Prasco of the authorized generic version of Zegerid capsules. Cost of product sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales. The decrease in our cost of product sales as a percentage of net product sales for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 was primarily attributable to higher gross margins associated with the Glumetza products.

License Fees and Royalties. License fees and royalties were $14.8 million for the three months ended September 30, 2012 and $3.7 million for the three months ended September 30, 2011. License fees and royalties were $43.5 million for the nine months ended September 30, 2012 and $7.6 million for the nine months ended September 30, 2011. License fees and royalties consist of royalties due to Depomed under our commercialization agreement based upon net product sales of Glumetza, royalties earned by CHRP and Shore under our license agreement based upon net product sales of Fenoglide and royalties due to the University of Missouri based upon net product sales of our Zegerid prescription products, sales of Zegerid OTC by Merck under our license agreement and products sold by GSK under our license agreement. In addition, license fees and royalties include milestone payments and upfront fees expensed or amortized under license agreements, as well as amounts payable to S2 Therapeutics, Inc., or S2, and VeroScience, LLC, or VeroScience, based on a percentage of the gross margin associated with net sales of Cycloset. License fees and royalties also include changes in the fair value of contingent consideration related to business combinations.

The $11.1 million increase in license fees and royalties for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 and the $35.9 million increase in license fees and royalties for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 were primarily attributable to license fees and royalties related to our commercialization agreement with Depomed entered into in August 2011 and our license agreement with CHRP and Shore entered into in December 2011, as well as an increase in amounts payable to S2 and VeroScience under our license agreement. Additionally, for the nine months ended September 30, 2012, the increase was also attributable to a milestone payment to Cosmo Technologies Limited, an affiliate of Cosmo Pharmaceuticals S.p.A., or Cosmo, based on the achievement of a regulatory milestone under our license agreement. Cosmo elected to receive payment through the issuance of 906,412 shares of our common stock. The fair value of the shares issued to Cosmo was approximately $3.7 million.

Research and Development. Research and development expenses were $6.2 million for the three months ended September 30, 2012 and $3.8 million for the three months ended September 30, 2011. Research and development expenses were $18.1 million for the nine months ended September 30, 2012 and $11.0 million for the nine months ended September 30, 2011. The $2.4 million increase in our research and development expenses for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 and the $7.1 million increase in our research and development expenses for the nine months ended September 30, 2012 as compared to the nine months ended

September 30, 2011 were primarily attributable to an increase in costs associated with our Uceris phase IIIb clinical study and increased compensation costs associated with an increase in the number of research and development personnel and annual merit increases to existing employees.

In connection with our strategic collaboration with Cosmo entered into in December 2008, we are developing two product candidates targeting gastrointestinal, or GI, conditions. Uceris is a non-systemic corticosteroid in a novel oral tablet formulation, dosed one tablet once daily, which utilizes proprietary MMX colonic delivery technology and is being developed for the treatment of ulcerative colitis. We have announced statistically significant top-line results according to our statistical analysis plan from two phase III clinical studies which evaluated Uceris 9 mg for the induction of remission of mild to moderate active ulcerative colitis. Additionally, we announced top-line safety data from a 12-month, double-blind, extended use study. In December 2011, we submitted an NDA for Uceris to the FDA seeking approval to market Uceris 9 mg tablets for the induction of remission of mild to moderate active ulcerative colitis. The FDA accepted our NDA for filing in February 2012. In connection with the ongoing development and potential future commercialization of Uceris, in February 2012, we began patient enrollment in a phase IIIb multicenter, randomized, double-blind placebo-controlled clinical study evaluating whether there is an incremental benefit when Uceris 9 mg is added to current oral aminosalicylate, or 5-ASA, therapy for patients with mild to moderate active ulcerative colitis who are not adequately controlled on background 5-ASA therapy. Rifamycin SV MMX is a broad spectrum, semi-synthetic antibiotic in a novel oral tablet formulation, which utilizes proprietary MMX colonic delivery technology and is being developed for the treatment of patients with travelers’ diarrhea and potentially for other diseases that have a bacterial component in the intestine. Rifamycin SV MMX 200 mg oral tablets taken twice daily (2 times 200 mg per dose, 800 mg total daily dose) is currently being investigated in a phase III clinical program in patients with travelers’ diarrhea. In September 2012, we announced positive top-line results from the first phase III clinical study to evaluate the safety and efficacy of rifamycin SV MMX for the treatment of patients with travelers’ diarrhea.

We have acquired rights to Ruconest under license and supply agreements with Pharming Group NV, or Pharming. Ruconest is a recombinant version of the human protein C1 esterase inhibitor, which is produced using proprietary transgenic technology. In November 2012, we and Pharming announced positive top-line results from the phase III clinical study to evaluate the safety and efficacy of Ruconest for the treatment of acute attacks of angioedema in patients with HAE.

We have acquired the exclusive worldwide rights to SAN-300 through the acquisition of Covella and a related license agreement with Biogen Idec MA, or Biogen. SAN-300 is a humanized anti-VLA-1 mAb and has shown activity in multiple preclinical models of inflammatory and autoimmune diseases. We believe that SAN-300 may have potential application as a drug candidate in multiple inflammatory and autoimmune diseases, including rheumatoid arthritis, inflammatory bowel disease, psoriasis and organ transplantation. We initiated a multicenter, randomized, placebo-controlled, single-dose, dose-escalation phase I clinical study using an intravenous formulation of SAN-300 in March 2011, and more recently have expanded the study to include testing of a subcutaneous formulation. We expect enrollment in the phase I study to be completed in 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Project to Date Through September 30,
	2012	2011	2012	2011	2012 (1)
Direct costs:
Uceris	$3,064	$743	$7,910	$1,621	$30,686
Rifamycin SV MMX	211	475	931	1,167	5,435
Ruconest	19	40	60	229	638
SAN-300	418	328	1,567	1,721	4,591
Zegerid and other projects	56	53	459	176	N/A

Total direct costs	3,768	1,639	10,927	4,914
Indirect costs	2,409	2,186	7,162	6,049	N/A

Total research and development	$6,177	$3,825	$18,089	$10,963

(1)	Project to date amounts are included for projects on which we are primarily focused.

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

Selling, General and Administrative. Selling, general and administrative expenses were $21.1 million for the three months ended September 30, 2012 and $16.2 million for the three months ended September 30, 2011. Selling, general and administrative expenses were $61.6 million for the nine months ended September 30, 2012 and $48.7 million for the nine months ended September 30, 2011. The $4.9 million increase in our selling, general and administrative expenses for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 and the $12.9 million increase in our selling, general and administrative expenses for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 were primarily attributable to the expansion of our commercial presence, including expenses associated with engaging Ventiv Commercial Services, LLC, d/b/a inVentiv Commercial Services, LLC, or inVentiv, to supplement our sales effort by adding 40 contract sales representatives, and increased compensation costs associated with an increase in our sales personnel and annual merit increases. The increase in selling, general and administrative expenses was also attributable to launch preparation activities related to Uceris and promotional activities for Fenoglide.

Interest Income. Interest income was $11,000 for the three months ended September 30, 2012 and $2,000 for the three months ended September 30, 2011. Interest income was $13,000 for the nine months ended September 30, 2012 and $16,000 for the nine months ended September 30, 2011.

Interest Expense. Interest expense was $81,000 for the three months ended September 30, 2012 and $116,000 for the three months ended September 30, 2011. Interest expense was $259,000 for the nine months ended September 30, 2012 and $342,000 for the nine months ended September 30, 2011. Interest expense was comprised primarily of interest due in connection with our revolving credit facility with Comerica Bank, or Comerica.

Income Tax Expense. Income tax expense was $181,000 for the three months ended September 30, 2012 and $189,000 for the three months ended September 30, 2011. Income tax expense was $774,000 for the nine months ended September 30, 2012 and $229,000 for the nine months ended September 30, 2011. The provision for income taxes reflects our estimate of the effective tax rate expected to be applicable for the full fiscal year. Our effective tax rates for the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011 are impacted by anticipated utilization of Federal and state income tax net operating loss carryforwards.

Liquidity and Capital Resources

As of September 30, 2012, cash, cash equivalents and short-term investments were $81.9 million, compared to $58.6 million as of December 31, 2011, an increase of $23.3 million. This net increase resulted primarily from our net income for the nine months ended September 30, 2012, adjusted for non-cash charges.

Net cash provided by operating activities was $23.8 million for the nine months ended September 30, 2012, and net cash used in operating activities was $3.7 million for the nine months ended September 30, 2011. The primary source of cash for the nine months ended September 30, 2012 resulted from our net income for the period, adjusted for non-cash charges, including $4.6 million in depreciation and amortization, $4.9 million in stock-based compensation and $3.7 million related to the issuance of common stock under a technology license agreement. The primary use of cash for the nine months ended September 30, 2011 resulted from changes in operating assets and liabilities. Significant working capital uses of cash for the nine months ended September 30, 2011 included increases in accounts receivable related to our commencement of distribution of Glumetza in September 2011 and decreases in accounts payable and accrued liabilities related to payments of a one-time $3.0 million sales milestone to Depomed, annual corporate bonuses, accrued rebates and other expenses accrued in 2010. These working capital uses of cash were offset in part by our net income for the nine months ended September 30, 2011, adjusted for non-cash charges, including $3.9 million in stock-based compensation and $2.3 million in depreciation and amortization.

Net cash used in investing activities was $40.2 million for the nine months ended September 30, 2012 and $187,000 for the nine months ended September 30, 2011. These activities included purchases, sales and maturities of short-term investments. For the nine months ended September 30, 2012, net cash used in investing activities also included approximately $2.5 million we paid to Depomed for the purchase of Glumetza inventories in connection with the commercialization agreement we entered into in August 2011.

Net cash provided by financing activities was $2.3 million for the nine months ended September 30, 2012 and $1.6 million for the nine months ended September 30, 2011. Net cash provided by financing activities included proceeds received from the exercise of stock options and through the issuance of common stock under our employee stock purchase plan.

Contractual Obligations and Commitments

We rely on Patheon, Inc. as our manufacturer of Glumetza 500 mg, Cycloset and Zegerid powder for oral suspension, and we currently rely on Depomed to oversee the manufacturing of Glumetza 1000 mg. We rely on Norwich Pharmaceuticals, Inc. as our manufacturer of Zegerid capsules and the related authorized generic product, and we rely on Catalent Pharma Solutions, LLC as our manufacturer of Fenoglide. We also are required to purchase commercial quantities of certain active ingredients in our commercial products. At September 30, 2012, we had finished goods and raw materials inventory purchase commitments of approximately $7.0 million.

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

License Agreement and Manufacturing and Supply Agreement with Cosmo

Under our license agreement, stock issuance agreement and registration rights agreement with Cosmo entered into in December 2008, in February 2012, following FDA acceptance for filing of the NDA for Uceris, Cosmo elected to receive payment of a regulatory milestone through the issuance of 906,412 shares of our common stock. Cosmo is entitled to receive a $2.0 million regulatory milestone remaining under the agreements for the initial indication for rifamycin SV MMX and up to $6.0 million in clinical and regulatory milestones for a second indication for rifamycin SV MMX. In addition, we may also be required to pay Cosmo up to $57.5 million in commercial milestones for the two products, including a $7.0 million commercial milestone on first commercial sale of Uceris. The milestones may be paid in cash or through issuance of additional shares of our common stock, at Cosmo’s option, subject to certain limitations. We will be required to pay tiered royalties to Cosmo ranging from 12% to 14% on net sales of any licensed products we sell. Such royalties are subject to reduction in certain circumstances, including in the event of market launch in the U.S. of a generic version of a licensed product. We are responsible for one-half of the total out-of-pocket costs associated with the Uceris phase III clinical program associated with obtaining regulatory approval and for all of the out-of-pocket costs for the rifamycin SV MMX phase III U.S. registration study and the Uceris phase IIIb multicenter clinical study. In the event that additional clinical work is required to obtain U.S. regulatory approval for either of the licensed products, the parties will agree on cost sharing. Under our manufacturing and supply agreement with Cosmo entered into in May 2012, we are obligated to purchase all of our commercial supply of Uceris from Cosmo. We will pay Cosmo a supply price equal to ten percent of net sales, and Cosmo will reimburse us for costs associated with packaging, which will be contracted separately by us.

License Agreement and Supply Agreement with Pharming

Under our license agreement with Pharming entered into in September 2010, we are required to pay a $5.0 million milestone to Pharming upon FDA acceptance of a biologics license application for Ruconest. Following successful completion of the phase III clinical study in November 2012, we are required to pay Pharming a $10.0 million milestone in December 2012. We may also be required to pay Pharming an additional $20.0 million milestone depending upon the achievement of commercial objectives. In addition, we will be required to pay certain one-time performance milestones if we achieve certain aggregate net sales levels of Ruconest. The amount of each such milestone payment varies upon the level of net sales in a calendar year. The maximum amount of all such payments to Pharming would be $45.0 million, assuming net sales exceeded $500.0 million in a calendar year. As consideration for the licenses and rights granted under the license agreement, and as compensation for the commercial supply of Ruconest by Pharming pursuant to our supply agreement, we will pay Pharming a tiered supply price, based on a percentage of net sales of Ruconest, subject to reduction in certain events.

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

The following summarizes our long-term contractual obligations as of September 30, 2012, excluding potential clinical, regulatory and commercial milestones and royalty obligations under our agreements which are described above:

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	Thereafter
	(in thousands)
Operating leases	$1,618	$445	$1,173	$—	$—
Long-term debt	10,587	62	10,525	—	—

Total	$12,205	$507	$11,698	$—	$—

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

In March 2010, the President signed the Patient Protection and Affordable Care Act, or PPACA, which makes extensive changes to the delivery of healthcare in the U.S. This act includes numerous provisions that affect pharmaceutical companies, some of which were effective immediately and others of which will be taking effect over the next several years. For example, the act seeks to expand healthcare coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The act also imposes substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit, an annual fee imposed on all manufacturers of brand prescription drugs in the U.S., and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics. The act also contains cost-containment measures that could reduce reimbursement levels for healthcare items and services generally, including pharmaceuticals. It also will require reporting and public disclosure of payments and other transfers of value provided by pharmaceutical companies to physicians and teaching hospitals. These measures could result in decreased net revenues from our pharmaceutical products and decreased potential returns from our development efforts. In addition, although the PPACA was recently upheld by the U.S. Supreme Court, it is also possible that the PPACA may be modified or repealed in the future.

As of September 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Caution on Forward-Looking Statements

Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance that are not historical facts are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to generate revenues from our currently promoted commercial products; our ability to continue to generate revenues from our branded and authorized generic Zegerid® prescription products; uncertainty relating to the timing and outcome of Par Pharmaceutical, Inc.’s, or Par’s, request for rehearing of the Federal Circuit decision and our ability to recover damages or other relief from Par in a timely manner or at all; our ability to successfully advance the development of, obtain regulatory approval for and ultimately commercialize, our development-stage products; our ability to ensure continued supply of our commercial products; whether we obtain regulatory approval for Uceris™ in a timely manner or at all, including whether the U.S. Food and Drug Administration agrees with the statistical analysis plan for the Uceris phase III studies, the clinical interpretation of the results and the conduct of the studies; our ability to maintain patent protection for our products, including the difficulty in predicting the timing and outcome of ongoing patent litigation; our ability to achieve continued progress under our strategic alliances, and the potential for early termination of, or reduced payments under, these agreements; our dependence on our strategic partners for certain aspects of our development programs, including risks related to their financial stability; adverse side effects, inadequate therapeutic efficacy or other issues related to our products or products we promote that could result in product recalls, market withdrawals or product liability claims; competition from other pharmaceutical or biotechnology companies and evolving market dynamics; our ability to further diversify our sources of revenue and product portfolio; other difficulties or delays relating to the development, testing, manufacturing and marketing of, and obtaining and maintaining regulatory approvals for, our and our strategic partners’ products; fluctuations in quarterly and annual results; our ability to obtain additional financing as needed to support our operations or future product acquisitions; the impact of healthcare reform legislation and the recent turmoil in the financial markets; and other risks detailed below under Part I — Item 1A — Risk Factors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Under the terms of our loan agreement with Comerica Bank, or Comerica, the interest rate applicable to any amounts borrowed by us under the credit facility will be, at our election, indexed to either Comerica’s prime rate or the LIBOR rate. If we elect Comerica’s prime rate for all or any portion of our borrowings, the interest rate will be variable, which would expose us to the risk of increased interest expense if interest rates rise. If we elect the LIBOR rate for all or any portion of our borrowings, such LIBOR rate will remain fixed only for a specified, limited period of time after the date of our election, after which we will be required to repay the borrowed amount, or elect a new interest rate indexed to either Comerica’s prime rate or the LIBOR rate. The new rate may be higher than the earlier interest rate applicable under the loan agreement. As of September 30, 2012, the balance outstanding under the credit facility was $10.0 million, and we had elected the LIBOR rate plus 2.25% interest rate option, which was approximately 2.47% as of September 30, 2012. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 10% increase or decrease in the interest rate under the loan agreement would not materially affect our interest expense at our current level of borrowing.

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

In April 2012, Depomed filed a lawsuit in the U.S. District Court for the District of Delaware against Watson Laboratories, Inc. — Florida, Watson Pharmaceuticals, Inc. and Watson Pharma, Inc., collectively referred to herein as Watson, for infringement of the patents listed in the Orange Book for Glumetza 1000 mg (U.S. Patent Nos. 6,488,962 and 7,780,987). Valeant is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA and paragraph IV certification filed with the FDA by Watson regarding Watson’s intent to market a generic version of Glumetza 1000 mg tablets prior to the expiration of the asserted patents. Depomed and Valeant commenced the lawsuit within the requisite 45 day time period, resulting in an FDA stay on the approval of Watson’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in September 2014. Watson has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, failure to state a claim, lack of subject matter jurisdiction, and has also filed counterclaims. The Markman hearing for this matter has been scheduled in April 2014, and the trial has been scheduled in May 2014.

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

Zegerid® and Zegerid OTC® Patent Litigation

Zegerid Rx Litigation

In September 2012, the U.S. Court of Appeals for the Federal Circuit reversed in part the April 2010 decision of the U.S. District Court for the District of Delaware involving asserted patent claims covering our Zegerid capsules and Zegerid powder for oral suspension prescription products. The Federal Circuit found that certain claims of asserted U.S. Patent numbers 6,780,882 and 7,399,772, which Par Pharmaceutical, Inc., or Par, had been found to infringe, were not invalid due to obviousness. These patents represent two of the five patents that were found to be invalid by the District Court, and the Federal Circuit affirmed the District Court’s finding of invalidity for the asserted claims from the remaining three patents. The Federal Circuit also upheld the District Court’s finding that there was no inequitable conduct.

On November 2, 2012, Par petitioned the Federal Circuit for rehearing of the decision by the original panel and en banc. Although we do not believe that Par has a meritorious basis upon which to further dispute infringement or validity, we cannot be certain concerning the timing or outcome of Par’s request for rehearing. If the petition for rehearing is granted, the Federal Circuit may ultimately modify its decision in a manner that impacts the patent coverage for our Zegerid products. If the petition for rehearing is denied, the case will be remanded to the District Court for further proceedings pertaining to damages, and we cannot be certain of the timing or outcome of any damages proceedings.

In December 2011, we filed a lawsuit in the U.S. District Court for the District of New Jersey against Pharmaceuticals USA, Inc., or Zydus, for infringement of the patents listed in the Orange Book for Zegerid capsules. The University of Missouri, licensor of the patents, is joined in the litigation as a co-plaintiff. Zydus had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid capsules prior to the expiration of the listed patents. The parties in this lawsuit agreed to stay the court proceedings until the outcome of the pending appeal. Following the September 2012 Federal Circuit decision, the parties agreed to lift the stay. In September 2012, we amended our complaint to be limited to U.S. Patent No. 7,399,772, which patent was found to be valid in the September 2012 Federal Circuit decision. In October 2012, Zydus filed its answer, which alleges, among other things, failure to state a claim upon which relief can be granted. The lawsuit was commenced within the requisite 45 day time period, resulting in an FDA stay on the approval of Zydus’ proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. Absent a court decision, the 30-month stay is expected to expire in May 2014. We are not able to predict the timing or outcome of this lawsuit.

In August 2012, we filed a lawsuit in the U.S. District Court for the District of New Jersey against Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc., collectively, Dr. Reddy’s, for infringement of the patents listed in the Orange Book for Zegerid capsules. The University of Missouri, licensor of the patents, is joined in the litigation as a co-plaintiff. Dr. Reddy’s had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid capsules prior to the expiration of the listed patents. In October 2012, we amended our complaint to be limited to U.S. Patent No. 7,399,772, which patent was found to be valid in the September 2012 Federal Circuit decision. Also in October 2012, Dr. Reddy’s filed its answer, which alleges, among other things, non-infringement, invalidity, failure to state a claim upon which relief can be granted and estoppel. The lawsuit was commenced within the requisite 45 day time period, resulting in an FDA stay on the approval of Dr. Reddy’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. Absent a court decision, the 30-month stay is expected to expire in January 2015. We are not able to predict the timing or outcome of this lawsuit.

Zegerid OTC Litigation

In September 2010, Merck filed a lawsuit in the U.S. District Court for the District of New Jersey against Par for infringement of the patents listed in the Orange Book for Zegerid OTC. We and the University of Missouri, licensors of the listed patents, are joined in the lawsuit as co-plaintiffs. Par had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. The parties in this lawsuit agreed to stay the court proceedings until the outcome of the pending appeal related to the Zegerid prescription product litigation. Following the September 2012 Federal Circuit decision, the parties agreed to lift the stay. In October 2012, Merck amended its complaint to be limited to U.S. Patent No. 7,399,772, which patent was found to be valid in the September 2012 Federal Circuit decision. Also in October 2012, Par filed its answer, which alleges, among other things, failure to state a claim upon which relief can be granted, non-infringement and invalidity. Par has received tentative approval of its proposed generic Zegerid OTC product. The lawsuit was commenced within the requisite 45 day time period, resulting in an FDA stay on the approval of Par’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. Absent a court decision, the 30-month stay is expected to expire in February 2013. We are not able to predict the timing or outcome of this lawsuit.

In September 2010, Merck filed a lawsuit in the U.S. District Court for the District of New Jersey against Perrigo Research and Development Company, or Perrigo, for infringement of the patents listed in the Orange Book for Zegerid OTC. We and the University of Missouri, licensors of the listed patents, are joined in the lawsuits as co-plaintiffs. Perrigo had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. The parties in this lawsuit agreed to stay the court proceedings until the outcome of the pending appeal related to the Zegerid prescription product litigation. Following the September 2012 Federal Circuit decision, the parties agreed to lift the stay. Perrigo has until December 2012 to file an answer. Perrigo has received tentative approval of its proposed generic Zegerid OTC product. The lawsuit was commenced within the requisite 45 day time period, resulting in an FDA stay on the approval of Perrigo’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. Absent a court decision, the 30-month stay is expected to expire in February 2013. We are not able to predict the timing or outcome of this lawsuit.

In December 2011, Merck filed a lawsuit in the U.S. District Court for the District of New Jersey against Zydus for infringement of the patents listed in the Orange Book for Zegerid OTC. The University of Missouri and Santarus are joined in the litigation as co-plaintiffs. Zydus had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. The parties in this lawsuit agreed to stay the court proceedings until the outcome of the pending appeal related to the Zegerid prescription product litigation. Following the September 2012 Federal Circuit decision, the parties agreed to lift the stay. In September 2012, Merck amended its complaint to be limited to U.S. Patent No. 7,399,772, which patent was found to be valid in the September 2012 Federal Circuit decision. In October 2012, Zydus filed its answer, which alleges, among other things, failure to state a claim upon which relief can be granted. The lawsuit was commenced within the requisite 45 day time period, resulting in an FDA stay on the approval of Zydus’ proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. Absent a court decision, the 30-month stay is expected to expire in May 2014. We are not able to predict the timing or outcome of these lawsuits.

Any adverse outcome in the Zegerid Rx and Zegerid OTC litigation described above would adversely impact our business, including the amount of revenues we receive from sales of Zegerid brand and authorized generic prescription products and our ability to receive, milestone payments and royalties under our agreement with Merck. For example, the royalties payable to us under our license agreement with Merck are subject to reduction in the event it is ultimately determined by the courts (with the decision being unappealable or unappealed within the time allowed for appeal) that there is no valid claim of the licensed patents covering the manufacture, use or sale of the Zegerid OTC product and third parties have received marketing approval for, and are conducting bona fide ongoing commercial sales of, generic versions of the licensed products. Any negative outcome may also negatively impact the patent protection for the products being commercialized pursuant to our ex-US license with GSK. Although the U.S. ruling is not binding in countries outside the U.S., similar challenges to those raised in the U.S. litigation may be raised in territories outside the U.S. At this time we are unable to estimate possible losses or ranges of losses for these matters.

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

•	our ability to continue to generate revenues from our branded and authorized generic Zegerid (omeprazole/sodium bicarbonate) prescription products;

•

our ability to successfully advance the development of, obtain regulatory approval for and ultimately commercialize, our development products: Uceris ™ (budesonide) tablets, Ruconest® (recombinant human C1 esterase inhibitor), rifamycin SV MMX® and SAN-300; and

•

our ability to maintain patent protection and regulatory exclusivity for our commercial and development-stage products, including difficulty in predicting the timing and outcome of ongoing patent litigation.

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

Our ability to generate product revenue in the near term will depend in part on the success of Glumetza, Cycloset and Fenoglide, which in turn will depend on several factors, including:

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

We promote the Glumetza products under a commercialization agreement that we entered into with Depomed, Inc., or Depomed. We promote the Cycloset products under a distribution and license agreement that we entered into with S2 Therapeutics, Inc., or S2, and VeroScience, LLC, or VeroScience. We promote the Fenoglide products under a license agreement that we entered into with Cowen Healthcare Royalty Partners, L.P., or CHRP, and Shore Therapeutics, Inc., or Shore. Our ability to successfully commercialize the Glumetza, Cycloset and Fenoglide products is also subject to risks associated with these agreements, including the financial condition of our partners, the potential for termination of the agreements, our reliance on Depomed (or its licensor, Valeant International Bermuda, or Valeant) for patent enforcement, patent prosecution and certain manufacturing activities and our reliance on VeroScience for patent prosecution and to maintain regulatory responsibility. We cannot be certain that our marketing of our promoted prescription products will result in increased demand for, and sales of, those products.

We are also dependent on our ability to generate and increase revenues from sales of our branded and authorized generic Zegerid prescription products following the favorable appellate ruling and Par’s decision to cease distribution of its generic product.

In September 2012, the U.S. Court of Appeals for the Federal Circuit reversed in part the April 2010 decision of the U.S. District Court for the District of Delaware involving asserted patent claims covering our Zegerid capsules and Zegerid powder for oral suspension prescription products. The Federal Circuit found that certain claims of asserted U.S. Patent numbers 6,780,882 and 7,399,772, which Par Pharmaceutical, Inc., or Par, had been found to infringe, were not invalid due to obviousness. These patents represent two of the five patents that were found to be invalid by the District Court, and the Federal Circuit affirmed the District Court’s finding of invalidity for the asserted claims from the remaining three patents. The Federal Circuit also upheld the District Court’s finding that there was no inequitable conduct.

On November 2, 2012, Par petitioned the Federal Circuit for rehearing of the decision by the original panel and en banc. Although we do not believe that Par has a meritorious basis upon which to further dispute infringement or validity, we cannot be certain concerning the timing or outcome of Par’s request for rehearing. If the petition for rehearing is granted, the Federal Circuit may ultimately modify its decision in a manner that impacts the patent coverage for our Zegerid products. If the petition for rehearing is denied, the case will be remanded to the District Court for further proceedings pertaining to damages, and we cannot be certain of the timing or outcome of any damages proceedings. See also “Risks Related to Our Intellectual Property” for a further description of the Zegerid Rx and Zegerid OTC patent litigation.

Following the Federal Circuit Court decision in September 2012, Par announced that it has ceased distribution of its generic product pending further developments. Under the terms of our distribution and supply agreement with Prasco LLC, or Prasco, Prasco will continue to distribute and sell an authorized generic of prescription Zegerid capsules in the U.S. Prasco pays us a specified invoice supply price and a percentage of the gross margin on sales of the authorized generic products.

Although Par has ceased distribution of its product, we are dependent on Prasco and cannot be certain that Prasco will be able to increase revenues related to the authorized generic product. In addition, we may never be able to return to the level of Zegerid prescription product sales that we had prior to generic entry. Even if physicians prescribe Zegerid products, third-party payors and pharmacists may encourage patients to use generic versions of other proton pump inhibitor, or PPI, products. In many cases, insurers and other healthcare payment organizations encourage the use of generic brands through their prescription benefits coverage and payment or reimbursement policies. Any inability to generate and increase sales of our branded and authorized generic Zegerid prescription products would have a negative impact on our financial condition and results of operations.

Sales of our Zegerid brand and authorized generic products may also be negatively impacted by general commercial risks, including risks relating to manufacturing and the occurrence of adverse side effects or inadequate therapeutic efficacy and any resulting product liability claims or product recalls. For example, the FDA has required PPI manufacturers to highlight various potential risks as part of the prescribing information, including the association of high-dose or long-term PPI therapy with increased risk for osteoporosis-related fractures of the hip, wrist or spine.

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

Our NDA for Uceris seeking approval to market Uceris 9 mg tablets for the induction of remission of mild to moderate active ulcerative colitis was accepted for filing by the FDA in February 2012 and is currently under review by the FDA. On August 13, 2012, we announced that the FDA had extended the Prescription Drug User Fee Act, or PDUFA, target action date for the review of the Uceris NDA from October 16, 2012 to January 16, 2013. Earlier in August, following the FDA’s request, we had submitted additional information to the Office of Scientific Investigations, which is the division of the FDA responsible for ensuring compliance with good clinical practices in connection with U.S. and ex-U.S. pre-approval inspections. We subsequently received a communication from the FDA that the submission has been classified as a major amendment to the NDA. Since the submission was received within three months of the target action date, the FDA extended the PDUFA date by three months to provide time for a full review of the submitted information. The FDA also indicated that if major deficiencies are not identified during the review of the NDA, the FDA plans to communicate proposed labeling and, if necessary, any postmarketing requirement/commitment requests to us by December 12, 2012.

We cannot be certain as to whether the FDA will identify major deficiencies during its review of the Uceris NDA. Although the top-line results in the U.S. and European phase III studies showed that Uceris 9 mg taken once daily met the primary endpoint of superiority to placebo in achieving clinical remission as measured by the ulcerative colitis disease activity index score after eight weeks of treatment, we cannot be sure that the FDA will concur with our clinical interpretation of the results, our statistical analysis plan (including our definition of the intent-to-treat population) or the conduct of the studies. It is also possible that the extended use study, which evaluated Uceris 6 mg, will not provide adequate data to support approval of Uceris 9 mg and that an additional study with the 9 mg dose might be required. Moreover, we cannot be certain that the FDA will be satisfied with the additional information we submitted to the Office of Scientific Investigations, or that all U.S. and ex-U.S. pre-approval inspections will be completed in a timely and satisfactory manner.

We cannot be certain that the FDA will approve our Uceris NDA by the January 2013 action date, and the FDA may provide us with a complete response letter or take other action that could delay or prevent approval. The FDA may ultimately conclude that we have not demonstrated sufficient safety or efficacy to approve an NDA filing for this development product or may require additional clinical studies or other development programs before approving Uceris. The FDA may also require that our NDA be reviewed by an advisory panel as part of the review process. The costs of any additional clinical studies and development programs could be significant, and we may not have sufficient resources to complete any additional development requirements in a prompt manner or at all.

In addition, in August 2012 Cosmo announced that it had received a communication from the Dutch Regulatory Agency, or MEB, declining to approve the investigational drug Cortiment® (budesonide with MMX® technology) for the induction of remission in patients with active, mild to moderate ulcerative colitis. Cosmo indicated that the reasons given for the decline appeared to be on the grounds of clinical relevance. Although we do not believe that the MEB’s decision with regard to Cortiment will be determinative in the FDA’s review of Uceris, we cannot be certain of the extent to which the European review may have an impact on the FDA’s review of the Uceris NDA.

In connection with the ongoing development and potential future commercialization of Uceris, in February 2012, we began patient enrollment in a multicenter, randomized, double-blind placebo-controlled phase IIIb clinical study to evaluate Uceris 9 mg as an add-on therapy to current oral 5-ASA drugs, such as Asacol® or Lialda®, for induction of remission of active ulcerative colitis. We expect to enroll approximately 500 patients at clinical sites in the U.S., Canada and Europe and to complete patient enrollment in the phase IIIb study in 2013. We may not be able to complete this trial as expected, and we cannot be certain that the results of the trial will be positive.

Ruconest (recombinant human C1 esterase inhibitor)

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

In November 2012, we and Pharming announced positive top-line results from the phase III clinical study to evaluate the safety and efficacy of Ruconest for the treatment of acute angioedema attacks in patients with HAE. We and Pharming plan to file a BLA seeking approval to market Ruconest for this indication in the first half of 2013.

We cannot be certain as to whether the BLA will be timely submitted or whether the FDA will accept the BLA for review following submission and ultimately approve it. Although the top-line results from the phase III study were positive, we cannot be sure that the FDA will concur with our clinical interpretation of the results or the conduct of the study. Ultimately, the FDA may provide us with a complete response letter or take other action that could delay or prevent approval. The FDA may ultimately conclude that we have not demonstrated sufficient safety or efficacy to approve a BLA filing for this development product or may require additional clinical studies or other development programs before approving Ruconest. The costs of any additional clinical studies and development programs could be significant, and we and Pharming may not have sufficient resources to complete any additional development requirements in a prompt manner or at all.

We are dependent on Pharming for many activities related to the Ruconest development program, including conduct of the phase III study and manufacturing and supply, and there are significant risks concerning Pharming’s ability to continue to perform these functions based on its limited financial resources. Pharming’s most recent financial statements include a going concern assessment. In addition, Pharming announced that it is in the process of reviewing strategic alternatives which could include a merger, equity investment or sale. Pharming further announced that it had sold the tangible assets of its U.S. based research operations and is considering the implementation of additional cost containment measures. Although Pharming has announced that it has secured a €10.0 million equity working capital facility, we cannot be certain that the facility will provide adequate funding for Pharming’s operations. Any inability of Pharming to continue to fund its operations would have a material adverse effect on the Ruconest development program.

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

Rifamycin SV MMX

In September 2012, we announced positive top-line results from the phase III clinical study to evaluate the safety and efficacy of rifamycin SV MMX for the treatment of patients with travelers’ diarrhea. The study results showed that rifamycin SV MMX when compared with placebo, met the primary endpoint of reducing time to last unformed stool, or TLUS, in patients with travelers’ diarrhea. We have licensed rights to develop and commercialize rifamycin SV MMX in the U.S. from Cosmo.

Dr. Falk Pharma GmbH, or Dr. Falk, Cosmo’s European development partner, is conducting a second phase III clinical study to evaluate the safety and efficacy of rifamycin SV MMX versus ciprofloxacin on the primary endpoint of TLUS in patients with travelers’ diarrhea. Based on a prespecified interim analysis, an independent data monitoring committee has recommended that approximately 250 patients be added to the study, which originally targeted enrolling 780 patients. Dr. Falk is working with the Indian regulatory authorities to gain approval for this amendment to the protocol. Assuming the amendment is approved by the end of 2012, we expect that Dr. Falk will complete the study in mid- 2013. Assuming positive results in the second phase III clinical study, we and Dr. Falk plan to share the clinical data from their respective phase III studies for inclusion in each company’s regulatory submissions. We cannot be certain that Dr. Falk will be able to complete its study in a timely manner or that results from Dr. Falk’s study will be positive.

SAN-300 (anti-VLA-1antibody)

We have acquired the exclusive worldwide rights to a humanized anti-VLA-1 monoclonal antibody, or mAb, development program, through the acquisition of Covella Pharmaceuticals, Inc., or Covella, and a related license agreement with Biogen Idec MA Inc., or Biogen. SAN-300, our anti-VLA-1 mAb, is an inhibitor of VLA-1, also known as a1ß1 integrin, and has shown activity in multiple preclinical models of inflammatory and autoimmune diseases. We initially expect to develop SAN-300 for the treatment of rheumatoid arthritis, or RA. We initiated a single-dose, dose-escalation phase I clinical study using an intravenous formulation of SAN-300 in March 2011 and more recently have expanded the study to include testing of a subcutaneous formulation. We expect enrollment in the phase I study to be completed in 2012.

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

The relatively recent launches of Janumet XR and Kombiglyze XR may pose heightened competition risk as they combine extended-release metformin with additional active ingredients to treat diabetes and are promoted by companies with greater resources than us. In addition, various companies are developing new products that may compete with the Glumetza products in the future. For example, Depomed has licensed rights to use its extended-release patents in combination with canagliflozin, a sodium-glucose transporter-2, or SGLT2, compound being developed by Janssen. Depomed has also licensed rights to use its extended-release metformin patents to Boehringer Ingelheim for use with certain of its proprietary compounds. The Glumetza prescription products are also the subject of ongoing patent infringement litigation related to proposed generic products. If the litigation is resolved unfavorably to our licensor, Depomed, we may face competition from generic versions of 500 mg and/or 1000 mg dosage strengths of Glumetza earlier than anticipated.

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

See also “Risks Related to Our Intellectual Property” for a description of the Zegerid Rx and Zegerid OTC patent litigation and the potential impact on our strategic alliances.

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

For Glumetza 500 mg, we assumed from Depomed a commercial manufacturing agreement with Patheon, and, accordingly, we rely on a Patheon facility located in Puerto Rico to manufacture Glumetza 500 mg. We currently rely on Depomed to oversee product manufacturing and supply of Glumetza 1000 mg. In turn, Depomed relies on a Valeant facility located in Canada to manufacture Glumetza 1000 mg.

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

In March 2010, the President signed the PPACA, which makes extensive changes to the delivery of healthcare in the U.S. This act includes numerous provisions that affect pharmaceutical companies, some of which were effective immediately and others of which will be taking effect over the next several years. For example, the act seeks to expand healthcare coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The act also imposes substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit, an annual fee imposed on all manufacturers of brand prescription drugs in the U.S., increased disclosure obligations and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics. The act also contains cost-containment measures that could reduce reimbursement levels for healthcare items and services generally, including pharmaceuticals. It also will require reporting and public disclosure of payments and other transfers of value provided by pharmaceutical companies to physicians and teaching hospitals. These measures could result in decreased net revenues from our pharmaceutical products and decreased potential returns from our development efforts. Although the PPACA was recently upheld by the U.S. Supreme Court, it is possible that the PPACA may be modified or repealed in the future.

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

We are a small company and, as of September 30, 2012, had 245 employees. Our success depends on our continued ability to retain and motivate highly qualified management, clinical, regulatory, manufacturing, product development, business development and sales and marketing personnel. We may not be able to recruit and retain qualified personnel in the future, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results.

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

In addition, any patent litigation settlement agreements we enter with regard to our products could be subject to further review by the U.S. Department of Justice and the Federal Trade Commission. Any legal or regulatory challenge to one or more of our settlement agreements by the U.S. Department of Justice and/or the Federal Trade Commission could adversely impact our business and revenues.

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

In April 2012, Depomed filed a lawsuit in the U.S. District Court for the District of Delaware against Watson Laboratories, Inc. — Florida, Watson Pharmaceuticals, Inc. and Watson Pharma, Inc., collectively referred to herein as Watson, for infringement of the patents listed in the Orange Book for Glumetza 1000 mg (U.S. Patent Nos. 6,488,962 and 7,780,987). Valeant is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA and paragraph IV certification filed with the FDA by Watson regarding Watson’s intent to market a generic version of Glumetza 1000 mg tablets prior to the expiration of the asserted patents. Depomed and Valeant commenced the lawsuit within the requisite 45 day time period, resulting in an FDA stay on the approval of Watson’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in September 2014. Watson has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, failure to state a claim, lack of subject matter jurisdiction, and has also filed counterclaims. The Markman hearing for this matter has been scheduled in April 2014, and the trial has been scheduled in May 2014.

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

Fenoglide and Recent Patent Litigation

We have exclusive rights to manufacture and commercialize Fenoglide in the U.S. under the terms of a license agreement with CHRP and Shore. Currently, there are two issued U.S. patents that provide coverage for the Fenoglide products (U.S. Patent Nos. 7,658,944, and 8,124,125), with expiration dates in 2024.

Prior to the execution of the license agreement, Shore entered into a settlement arrangement with Impax Laboratories, Inc., or Impax, in connection with ongoing patent infringement litigation associated with Impax’s ANDA for a generic version of Fenoglide and a related paragraph IV challenge. The settlement terms grant Impax a sublicense to begin selling a generic version of Fenoglide on October 1, 2015, or earlier under certain circumstances. In February 2012, the U.S. District Court for the District of Delaware entered an order dismissing the litigation, and we assumed Shore’s obligations associated with the sublicense to Impax.

Uceris

We have exclusive rights to develop and commercialize the Uceris development-stage product in the U.S. under our strategic collaboration with Cosmo. Currently, there are four issued U.S. patents that are owned by Cosmo and licensed to us that we believe provide coverage for Uceris (U.S. Patent Nos. 7,431,943, 7,410,651; 8,029,823 and 8,293,273), each of which expires in 2020.

In May 2012, Cosmo filed an application to reissue U.S. Patent No. 8,029,823, or the ‘823 patent, with the PTO, for the purpose of correcting an incorporation by reference statement that was included in the patent application that matured into the ‘823 patent. The PTO issued a Notice of Allowance in the reissue application, and Cosmo paid the issue fee in September 2012.

Ruconest

We have exclusive rights to develop and commercialize the Ruconest development-stage product in the U.S., Canada and Mexico under our license and supply agreements with Pharming. Currently, there are two issued U.S. patents that are owned by Pharming and licensed to us that we believe provide coverage for Ruconest (U.S. Patent Nos. 7,067,713 and RE43,691), which expire in 2022 and 2024. In addition, we believe Ruconest, as a biological product, is entitled under the PPACA to a period of 12 years of regulatory exclusivity in the U.S. As described above, although the PPACA was recently upheld by the U.S. Supreme Court, it is possible that the PPACA may be modified or repealed in the future.

Rifamycin SV MMX

We have exclusive rights to develop and commercialize the rifamycin SV MMX development-stage product in the U.S. under our strategic collaboration with Cosmo. Currently, there are two issued U.S. patents that are owned by Cosmo and licensed to us that we believe provide coverage for rifamycin SV MMX (U.S. Patent Nos. 7,431,943 and 8,263,120), which expire in 2020 and 2025. In addition, rifamycin SV MMX, as a new chemical entity, is entitled to a period of five years of data exclusivity.

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

Zegerid, Related PPI Technology and Pending Patent Litigation

We have entered into an exclusive, worldwide license agreement with the University of Missouri for patents and pending patent applications relating to specific formulations of PPIs with antacids and other buffering agents and methods of using these formulations. Currently, there are three U.S. patents that we believe provide coverage for our Zegerid products (U.S. Patent Nos. 5,840,737; 6,780,882; and 7,399,772), each of which is subject to the University of Missouri license agreement. These patents have been and are the subject of pending litigation as described further below under the heading, “Zegerid Rx and Zegerid OTC Patent Litigation.” In addition to the issued U.S. patent coverage described above, several international patents have been issued.

Zegerid Rx and Zegerid OTC Patent Litigation

Zegerid Rx Litigation

In September 2012, the U.S. Court of Appeals for the Federal Circuit reversed in part the April 2010 decision of the U.S. District Court for the District of Delaware involving asserted patent claims covering our Zegerid capsules and Zegerid powder for oral suspension prescription products. The Federal Circuit found that certain claims of asserted U.S. Patent numbers 6,780,882 and 7,399,772, which Par Pharmaceutical, Inc., or Par, had been found to infringe, were not invalid due to obviousness. These patents represent two of the five patents that were found to be invalid by the District Court, and the Federal Circuit affirmed the District Court’s finding of invalidity for the asserted claims from the remaining three patents. The Federal Circuit also upheld the District Court’s finding that there was no inequitable conduct.

On November 2, 2012, Par petitioned the Federal Circuit for rehearing of the decision by the original panel and en banc. Although we do not believe that Par has a meritorious basis upon which to further dispute infringement or validity, we cannot be certain concerning the timing or outcome of Par’s request for rehearing. If the petition for rehearing is granted, the Federal Circuit may ultimately modify its decision in a manner that impacts the patent coverage for our Zegerid products. If the petition for rehearing is denied, the case will be remanded to the District Court for further proceedings pertaining to damages, and we cannot be certain of the timing or outcome of any damages proceedings.

In December 2011, we filed a lawsuit in the U.S. District Court for the District of New Jersey against Zydus Pharmaceuticals USA, Inc., or Zydus, for infringement of the patents listed in the Orange Book for Zegerid capsules. The University of Missouri, licensor of the patents, is joined in the litigation as a co-plaintiff. Zydus had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid capsules prior to the expiration of the listed patents. The parties in this lawsuit agreed to stay the court proceedings until the outcome of the pending appeal. Following the September 2012 Federal Circuit decision, the parties agreed to lift the stay. In September 2012, we amended our complaint to be limited to U.S. Patent No. 7,399,772, which patent was found to be valid in the September 2012 Federal Circuit decision. In October 2012, Zydus filed its answer, which alleges, among other things, failure to state a claim upon which relief can be granted. The lawsuit was commenced within the requisite 45 day time period, resulting in an FDA stay on the approval of Zydus’ proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. Absent a court decision, the 30-month stay is expected to expire in May 2014. We are not able to predict the timing or outcome of this lawsuit.

In August 2012, we filed a lawsuit in the U.S. District Court for the District of New Jersey against Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc., collectively, Dr. Reddy’s, for infringement of the patents listed in the Orange Book for Zegerid capsules. The University of Missouri, licensor of the patents, is joined in the litigation as a co-plaintiff. Dr. Reddy’s had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid capsules prior to the expiration of the listed patents. In October 2012, we amended our complaint to be limited to U.S. Patent No. 7,399,772, which patent was found to be valid in the September 2012 Federal Circuit decision. Also in October 2012, Dr. Reddy’s filed its answer, which alleges, among other things, non-infringement, invalidity, failure to state a claim upon which relief can be granted and estoppel. The lawsuit was commenced within the requisite 45 day time period, resulting in an FDA stay on the approval of Dr. Reddy’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. Absent a court decision, the 30-month stay is expected to expire in January 2015. We are not able to predict the timing or outcome of this lawsuit.

Zegerid OTC Litigation

In September 2010, Merck filed a lawsuit in the U.S. District Court for the District of New Jersey against Par for infringement of the patents listed in the Orange Book for Zegerid OTC. We and the University of Missouri, licensors of the listed patents, are joined in the lawsuit as co-plaintiffs. Par had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. The parties in this lawsuit agreed to stay the court proceedings until the outcome of the pending appeal related to the Zegerid prescription product litigation. Following the September 2012 Federal Circuit decision, the parties agreed to lift the stay. In October 2012, Merck amended its complaint to be limited to U.S. Patent No. 7,399,772, which patent was found to be valid in the September 2012 Federal Circuit decision. Also in October 2012, Par filed its answer, which alleges, among other things, failure to state a claim upon which relief can be granted, non-infringement and invalidity. Par has received tentative approval of its proposed generic Zegerid OTC product. The lawsuit was commenced within the requisite 45 day time period, resulting in an FDA stay on the approval of Par’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. Absent a court decision, the 30-month stay is expected to expire in February 2013. We are not able to predict the timing or outcome of this lawsuit.

In September 2010, Merck filed a lawsuit in the U.S. District Court for the District of New Jersey against Perrigo Research and Development Company, or Perrigo, for infringement of the patents listed in the Orange Book for Zegerid OTC. We and the University of Missouri, licensors of the listed patents, are joined in the lawsuits as co-plaintiffs. Perrigo had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. The parties in this lawsuit agreed to stay the court proceedings until the outcome of the pending appeal related to the Zegerid prescription product litigation. Following the September 2012 Federal Circuit decision, the parties agreed to lift the stay. Perrigo has until December 2012 to file an answer. Perrigo has received tentative approval of its proposed generic Zegerid OTC product. The lawsuit was commenced within the requisite 45 day time period, resulting in an FDA stay on the approval of Perrigo’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. Absent a court decision, the 30-month stay is expected to expire in February 2013. We are not able to predict the timing or outcome of this lawsuit.

In December 2011, Merck filed a lawsuit in the U.S. District Court for the District of New Jersey against Zydus for infringement of the patents listed in the Orange Book for Zegerid OTC. The University of Missouri and Santarus are joined in the litigation as co-plaintiffs. Zydus had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. The parties in this lawsuit agreed to stay the court proceedings until the outcome of the pending appeal related to the Zegerid prescription product litigation. Following the September 2012 Federal Circuit decision, the parties agreed to lift the stay. In September 2012, Merck amended its complaint to be limited to U.S. Patent No. 7,399,772, which patent was found to be valid in the September 2012 Federal Circuit decision. In October 2012, Zydus filed its answer, which alleges, among other things, failure to state a claim upon which relief can be granted. The lawsuit was commenced within the requisite 45 day time period, resulting in an FDA stay on the approval of Zydus’ proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. Absent a court decision, the 30-month stay is expected to expire in May 2014. We are not able to predict the timing or outcome of these lawsuits.

Any adverse outcome in the Zegerid Rx and Zegerid OTC litigation described above would adversely impact our business, including the amount of revenues we receive from sales of Zegerid brand and authorized generic prescription products and our ability to receive, milestone payments and royalties under our agreement with Merck. For example, the royalties payable to us under our license agreement with Merck are subject to reduction in the event it is ultimately determined by the courts (with the decision being unappealable or unappealed within the time allowed for appeal) that there is no valid claim of the licensed patents covering the manufacture, use or sale of the Zegerid OTC product and third parties have received marketing approval for, and are conducting bona fide ongoing commercial sales of, generic versions of the licensed products. Any negative outcome may also negatively impact the patent protection for the products being commercialized pursuant to our ex-US license with GSK. Although the U.S. ruling is not binding in countries outside the U.S., similar challenges to those raised in the U.S. litigation may be raised in territories outside the U.S. At this time we are unable to estimate possible losses or ranges of losses for these matters.

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

The extent of our future operating losses and our ability to sustain profitability are highly uncertain. We have been engaged in developing and commercializing drugs and have generated significant operating losses since our inception in December 1996. Our commercial activities and continued product development and clinical activities will require significant expenditures. For the nine months ended September 30, 2012, we recognized $147.7 million in total revenues, and, as of September 30, 2012, we had an accumulated deficit of $291.1 million.

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

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the commercial success of, and demand for, currently marketed products, as well as the success and costs of our development programs are uncertain and therefore our future prospects are uncertain. The level of our revenues and results of operations at any given time will be based primarily on the following factors:

•	commercial success of the Glumetza, Cycloset and Fenoglide prescription products;

•	potential to receive revenue from Zegerid brand and authorized generic products;

•	results of clinical studies and other development programs, including the ongoing and planned clinical programs for the Uceris, Ruconest, rifamycin SV MMX and SAN-300 development products;

•	our ability to obtain regulatory approval for our development products, including the pending NDA for Uceris, and any future products we develop or in-license;

•	whether we are able to maintain patent protection for our products, including whether favorable outcomes are obtained in the pending litigation relating to our Zegerid and Glumetza products;

•	interruption in the manufacturing or distribution of our products;

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

The market prices for securities of specialty biopharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. For example, during the quarter ended September 30, 2012, the trading prices for our common stock ranged from a high of $8.88 to a low of $5.92. In addition, we have not paid cash dividends since our inception and do not intend to pay cash dividends in the foreseeable future. Furthermore, our loan agreement with Comerica prohibits us from paying dividends. Therefore, investors will have to rely on appreciation in our stock price and a liquid trading market in order to achieve a gain on their investment.

The trading price of our common stock may continue to fluctuate substantially as a result of one or more of the following factors:

•

announcements concerning our commercial progress and activities, including sales and revenue trends for the Glumetza, Cycloset and Fenoglide products we promote and the status of the patent litigation relating to Glumetza;

•	the sales and revenue trends for our brand and authorized generic Zegerid prescription products, as well as developments in the pending litigation relating to our Zegerid products;

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

•	acquisition of products or businesses by us or our competitors;

•	litigation and government inquiries; or

•	economic and political factors, including election results, sovereign debt uncertainty, wars, terrorism and political unrest.

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

Dated: November 7, 2012

/s/ Debra P. Crawford
Debra P. Crawford,
Senior Vice President and Chief
Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)