Form 10-K
period 2012-12-31
SANTARUS INC
filed 2013-03-04
CIK 1172480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-50651

SANTARUS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0734433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3611 Valley Centre Drive, Suite 400 San Diego, California	92130
(Address of Principal Executive Offices)	(Zip Code)

(858) 314-5700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	Nasdaq Global Select Market
Series A Junior Participating Preferred Stock Purchase Rights	Nasdaq Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 29, 2012, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $380.2 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on June 29, 2012 of $7.09 per share.*

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 15, 2013 was 63,907,327.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year end December 31, 2012 are incorporated by reference into Part III of this report.

*	Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeded 10% of the registrant’s common stock outstanding at June 29, 2012. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

SANTARUS, INC.

FORM 10-K — ANNUAL REPORT

For the Year Ended December 31, 2012

		Page

PART I
Item 1	Business	2
Item 1A	Risk Factors	33
Item 1B	Unresolved Staff Comments	56
Item 2	Properties	56
Item 3	Legal Proceedings	57
Item 4	Mine Safety Disclosures	60
PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	61
Item 6	Selected Financial Data	63
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	65
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	81
Item 8	Financial Statements and Supplementary Data	82
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	82
Item 9A	Controls and Procedures	82
Item 9B	Other Information	85
PART III
Item 10	Directors, Executive Officers and Corporate Governance	86
Item 11	Executive Compensation	86
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	86
Item 13	Certain Relationships and Related Transactions, and Director Independence	86
Item 14	Principal Accountant Fees and Services	86
PART IV
Item 15	Exhibits and Financial Statement Schedules	87
Signatures		95
EXHIBIT 10.35
EXHIBIT 10.47
EXHIBIT 10.66
EXHIBIT 10.67
EXHIBIT 10.68
EXHIBIT 10.69
EXHIBIT 10.70
EXHIBIT 10.71
EXHIBIT 10.72
EXHIBIT 10.73
EXHIBIT 10.74
EXHIBIT 10.75
EXHIBIT 10.76
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

i

PART I

Forward-Looking Statements

Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance that are not historical facts are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to successfully launch Uceris™ and generate revenues from our other currently promoted commercial products and our authorized generic Zegerid® product; our ability to successfully advance the development of, obtain regulatory approval for and ultimately commercialize, our investigational drugs; our ability to maintain patent protection for our products, including the difficulty in predicting the timing and outcome of ongoing and any future patent litigation; our ability to achieve continued progress under our strategic alliances, and the potential for early termination of, or reduced payment under, these agreements; our dependence on our strategic partners for certain aspects of our development programs, including risks related to their financial stability; adverse side effects, inadequate therapeutic efficacy or other issues related to our products that could result in product recalls, market withdrawals or product liability claims; competition from other pharmaceutical or biotechnology companies and evolving market dynamics; other difficulties or delays relating to the development, testing, manufacturing and marketing of, and obtaining and maintaining regulatory approvals for, our products; fluctuations in quarterly and annual results; our ability to obtain additional financing as needed to support our operations or future product acquisitions; the impact of healthcare reform legislation and any instability in the financial markets; and other risks detailed below under Part I — Item 1A — Risk Factors.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Corporate Information

We were incorporated in California in December 1996 and reincorporated in Delaware in July 2002. Our principal executive offices are located at 3611 Valley Centre Drive, Suite 400, San Diego, California 92130 and our telephone number is (858) 314-5700. Our web site address is www.santarus.com. The information contained in, or that can be accessed through, our web site is not part of this report. Unless the context requires otherwise, in this report the terms “Santarus,” “we,” “us” and “our” refer to Santarus, Inc., a Delaware corporation, together with its consolidated subsidiary.

We own or have rights to various trademarks, copyrights and tradenames used in our business, including the following: Santarus®, Zegerid®, Glumetza®, Cycloset®, Fenoglide®, MMX® and MMX Multi-Matrix System® and Ruconest®. We have applied for trademark registration for various other names and logos, such as Uceris™. All other trademarks, service marks or trade names appearing in this report are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners.

Item 1.	Business

We are a specialty biopharmaceutical company focused on acquiring, developing and commercializing proprietary products that address the needs of patients treated by physician specialists. The following table provides an overview of our product portfolio:

Santarus Product Portfolio

Marketed and Approved Products

Uceris™ (budesonide) extended release tablets (Rx – U.S.)	Marketed for the induction of remission of active, mild to moderate ulcerative colitis; phase IIIb clinical study for add-on therapy to 5-ASA drugs ongoing; commercially launched in February 2013

Zegerid® (omeprazole/sodium bicarbonate) capsules and powder for oral suspension (Rx – U.S.)	Marketed to treat certain upper gastrointestinal, or GI, conditions, including gastroesophageal reflux disease; capsule formulation is also distributed as authorized generic

Glumetza® (metformin hydrochloride extended release tablets) (Rx – U.S.)	Marketed as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes

Cycloset® (bromocriptine mesylate) tablets (Rx – U.S.)	Marketed as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes

Fenoglide® (fenofibrate) tablets (Rx – U.S.)	Marketed as an adjunct to diet to treat high cholesterol

Investigational Drugs

Ruconest® (recombinant human C1 esterase inhibitor) (Rx – U.S., Canada and Mexico)	Positive top-line phase III clinical study results for treatment of acute attacks of angioedema in patients with hereditary angioedema announced in November 2012; BLA submission to FDA planned during the second quarter of 2013

Rifamycin SV MMX® (Rx – U.S.)	Positive top-line phase III clinical study results for treatment of travelers’ diarrhea announced in September 2012; second phase III clinical study in same indication being conducted by Dr. Falk Pharma

SAN-300 (anti-VLA-1 mAb) (Rx – Worldwide)	Phase I clinical study completed in December 2012 in healthy volunteers; phase IIa clinical study for treatment of rheumatoid arthritis planned to begin during the fourth quarter of 2013

Strategic Alliances

Merck Zegerid OTC® (OTC – U.S.)	Marketed for treatment of frequent heartburn

GlaxoSmithKline Immediate-release Omeprazole products (Rx and OTC – Specified Ex-U.S. countries)	Marketed in Mexico, Ecuador, Kenya, Nigeria, French W. Africa and Tanzania to treat certain upper GI conditions; regulatory submissions made in certain Latin American, African and Asian countries; preparation of additional regulatory filings ongoing

Marketed and Approved Products

Our commercial organization currently promotes the following products in the U.S. prescription pharmaceutical market:

•

Uceris (budesonide) extended release tablets is available in 9 mg tablets and is a locally acting corticosteroid in an oral tablet formulation that utilizes proprietary multi-matrix system, or MMX, colonic delivery technology. Uceris is indicated for the induction of remission in patients with active, mild to moderate ulcerative colitis.

•

Zegerid (omeprazole/sodium bicarbonate) capsules and powder for oral suspension is available in 20 mg and 40 mg dosage strengths and is a proprietary immediate-release formulation of the proton pump inhibitor, or PPI, omeprazole. Zegerid is indicated for short-term treatment of active duodenal ulcer, short-term treatment of active benign gastric ulcer, treatment of gastroesophageal reflux disease, or GERD, maintenance of healing of erosive esophagitis and reduction of risk of upper gastrointestinal, or GI, bleeding in critically ill patients. In addition, we receive a significant percentage of the gross margin on sales of an authorized generic version of Zegerid capsules.

•

Glumetza (metformin hydrochloride extended release tablets) is available in 500 mg and 1000 mg tablets and is a once-daily, extended-release formulation of metformin that incorporates patented drug delivery technology. Glumetza is indicated as an adjunct to diet and exercise to improve glycemic control in adult patients with type 2 diabetes.

•

Cycloset (bromocriptine mesylate) tablets is available in 0.8 mg tablets and is a novel formulation of bromocriptine, a dopamine receptor agonist that acts on the central nervous system. Cycloset is indicated as an adjunct to diet and exercise to improve glycemic control in adult patients with type 2 diabetes.

•

Fenoglide (fenofibrate) tablets is available in 40 mg and 120 mg tablets and is a proprietary formulation of fenofibrate that incorporates patented drug delivery technology. Fenoglide is indicated as an adjunct to diet to reduce elevated low-density lipoprotein-cholesterol, or LDL-C, total cholesterol, triglycerides and apolipoprotein B, or Apo B, and to increase high-density lipoprotein-cholesterol, or HDL-C, in adult patients with primary hyperlipidemia or mixed dyslipidemia. Fenoglide also is indicated as an adjunct to diet for treatment of adult patients with hypertriglyceridemia.

Investigational Drugs

In addition to our commercial products, we are focused on advancing the following investigational drugs to commercialization:

•

Ruconest (recombinant human C1 esterase inhibitor) is a recombinant version of the human protein C1 esterase inhibitor, which is produced using proprietary transgenic technology. In November 2012, we announced positive top-line results from the phase III clinical study to evaluate the safety and efficacy of Ruconest for the treatment of acute attacks of angioedema in patients with hereditary angioedema, or HAE. We plan to submit a biologics license application, or BLA, to the U.S. Food and Drug Administration, or FDA, during the second quarter of 2013, seeking approval to market Ruconest for this indication.

•

Rifamycin SV MMX is a broad spectrum, non-systemic antibiotic in a novel oral tablet formulation, which utilizes proprietary MMX colonic delivery technology. In September 2012, we announced positive top-line results from the first phase III clinical study to evaluate the safety and efficacy of rifamycin SV MMX for the treatment of patients with travelers’ diarrhea. Dr. Falk Pharma GmbH, or Dr. Falk, is currently conducting a second phase III clinical study evaluating rifamycin SV MMX for the treatment of travelers’ diarrhea.

•	SAN-300 (anti-VLA-1 antibody) is a novel early stage anti-VLA-1 monoclonal antibody, or mAb, investigational drug that we initially expect to develop for the treatment of rheumatoid arthritis. In

December 2012, we completed a phase I dose-escalation clinical study in healthy volunteers to determine the safety, tolerability, pharmacokinetics and pharmacodynamics of single doses of SAN-300. We plan to begin a phase IIa clinical study evaluating SAN-300 for treatment of rheumatoid arthritis during the fourth quarter of 2013.

Strategic Alliances

To leverage our PPI technology and diversify our sources of revenue, we have licensed certain exclusive rights to MSD Consumer Products, Inc., a subsidiary of Merck & Co., Inc., or Merck, to develop, manufacture and sell over-the-counter, or OTC, Zegerid products in the U.S. and Canada. We have also licensed certain exclusive rights to our PPI technology to Glaxo Group Limited, an affiliate of GlaxoSmithKline, plc, or GSK, to develop, manufacture and commercialize prescription and OTC immediate-release omeprazole products in more than 100 specified countries (including markets within Africa, Asia, the Middle-East, and Latin America).

Strategy

Our goal is to be recognized as a premier specialty biopharmaceutical company with a successful record of developing and commercializing differentiated proprietary products that address unmet patient needs while delivering revenue and earnings growth. We are focused on maintaining a balanced portfolio with marketed products and investigational drugs for indications managed by specialist physicians in endocrinology, gastroenterology, allergy/immunology, and rheumatology. In addition, we will make investments in research and development and selling, general and administrative expenses to achieve meaningful, sustainable growth in revenues and profits. Key elements of our business strategy include the following:

•

Successfully Launching Uceris and Increasing Sales of Our Other Promoted Prescription Products. Our commercial resources are focused on successfully launching Uceris and increasing market demand for, and sales of, our other promoted prescription products. Our field sales organization currently promotes and sells these products to gastroenterologists, endocrinologists and other selected physicians. We believe that these products offer differentiated treatment options and represent attractive commercial opportunities.

•

Advancing Our Investigational Drugs to Commercialization and Maximizing the Value of Our Overall Product Portfolio. In addition, we are focused on advancing our investigational drugs to commercialization, and on maximizing the value of our overall product portfolio by pursuing new formulations or indications for our existing products. We believe these investigational drugs have the potential to offer unique features and benefits to address unmet medical needs of patients treated by physician specialists.

•

Expanding Our Product Portfolio. We are also focused on further expanding our product portfolio through co-promotion, in-licensing or acquisition of products that would be complementary to our existing products or that otherwise have attractive commercial potential.

Marketed and Approved Products

Uceris (budesonide) Extended Release Tablets

Uceris (budesonide) extended release tablets 9 mg is a locally acting corticosteroid in an oral tablet formulation that utilizes proprietary MMX colonic delivery technology. Uceris is indicated for the induction of remission in patients with active, mild to moderate ulcerative colitis. The Uceris formulation is designed to release budesonide throughout the entire length of the colon, targeting delivery to the site of action for ulcerative colitis. In addition, Uceris is designed to provide an attractive safety profile, with no clinically significant differences in glucocorticoid-related side effects between Uceris and placebo being noted after 8 weeks to 12 months of treatment during the phase III clinical program. We have rights to commercialize Uceris in the U.S. under a strategic collaboration with Cosmo Technologies Limited, or Cosmo, as further described below. We received FDA approval of Uceris in January 2013 and commercially launched this product in February 2013.

In connection with receipt of FDA approval of Uceris, we committed to a post-marketing requirement to conduct an 8-week randomized clinical study in children 5 to 17 years of age with active, mild to moderate ulcerative colitis. We currently plan to submit the protocol for this study later this year and expect to initiate the study once we have reached agreement with the FDA on the study design.

In addition, in February 2012 we began patient enrollment in a multicenter, randomized, double-blind placebo-controlled phase IIIb clinical study evaluating whether there is an incremental benefit when Uceris 9 mg is added to current oral aminosalicylate, or 5-ASA, therapy for patients with active, mild to moderate ulcerative colitis who are not adequately controlled on background 5-ASA therapy. The phase IIIb study is evaluating patients with active, mild to moderate ulcerative colitis who continue using their current 5-ASA treatment regimen and for an 8 week period will add either Uceris 9 mg or placebo administered once daily. We expect to enroll approximately 500 patients, with 250 in each treatment arm, at clinical sites in the U.S., Canada and Europe. We expect to complete patient enrollment in the phase IIIb study in mid-2013.

In February 2013, we submitted a citizen petition to the FDA requesting that the FDA (1) develop and publish an individual bioequivalence recommendation for budesonide extended release tablets and (2) refrain from approving any abbreviated new drug application, or ANDA, that identifies Uceris as the reference listed drug unless the generic product is shown to be bioequivalent based on appropriate data from a clinical efficacy endpoint study, comparative pharmacokinetic testing, in vitro dissolution testing, and pharmacoscintigraphy studies. We cannot predict when or if the FDA will respond to, or otherwise take any action with respect to, the citizen petition.

Currently, there are four issued U.S. patents that we believe provide coverage for Uceris, with expiration dates in 2020. Additional information about the intellectual property for Uceris is set forth below under the heading “Business — Intellectual Property — Uceris.”

Inflammatory Bowel Disease and Ulcerative Colitis

According to the prevalence statistics provided by the Crohn’s & Colitis Foundation of America, inflammatory bowel disease, or IBD, affects an estimated 1.4 million Americans. Ulcerative colitis and Crohn’s disease are the two main forms of IBD. Ulcerative colitis is a chronic form of IBD characterized by inflammation of the lining of the colon. According to the Crohn’s & Colitis Foundation of America, as many as 700,000 people in the U.S. suffer from ulcerative colitis. Symptoms of active ulcerative colitis include rectal bleeding, abdominal pain, increased stool frequency, loss of appetite, fever and weight loss. The cause of ulcerative colitis is unknown and no known cure exists. Treatments for ulcerative colitis are aimed at inducing and maintaining remission of inflammation and its symptoms.

Strategic Collaboration with Cosmo

In December 2008, we entered into a strategic collaboration with Cosmo, including a license agreement, stock issuance agreement and registration rights agreement, under which we were granted exclusive rights in the U.S. to develop and commercialize Uceris and rifamycin SV MMX, an investigational drug described further below under the heading, “Business — Investigational Drugs — Rifamycin SV MMX.”

License Agreement

Under the license agreement, Cosmo granted us the exclusive right to develop, market and commercialize Uceris and rifamycin SV MMX in the U.S. As upfront consideration, we issued 6,000,000 shares of our common stock and made a cash payment of $2.5 million to Cosmo. In addition, following the completion of the phase III studies for Uceris, Cosmo elected to receive payment of a $3.0 million clinical milestone through the issuance of 972,132 shares of our common stock. Following FDA acceptance for filing of the new drug application, or NDA, for Uceris, Cosmo elected to receive payment of a $4.0 million regulatory milestone through the issuance of 906,412 shares of our common stock. Following the first commercial sale of Uceris which occurred in February 2013, Cosmo has the option to elect, on or before April 15, 2013, whether to receive payment of a $7.0 million commercial milestone in cash or through the issuance of 565,793 shares of our common stock. We may also be required to pay Cosmo commercial milestones of up to $22.5 million for Uceris and $28.0 million for rifamycin SV MMX. In addition, we may also be required to pay Cosmo an additional $2.0 million regulatory milestone for the initial indication for rifamycin SV MMX and up to $6.0 million in clinical and regulatory milestones for a second indication for rifamycin SV MMX. The milestones may be paid in cash or through issuance of additional shares of our common stock, at Cosmo’s option, subject to certain limitations.

We will be required to pay tiered royalties to Cosmo equal to 12% (on annual net sales of each licensed product up to $120 million) and 14% (on annual net sales of each licensed product in excess of $120 million). Such royalties are subject to reduction in certain circumstances, including in the event of market launch in the U.S. of a generic version of a licensed product. Our obligation to pay the specified royalties under the license agreement will continue for the life of the relevant patents (including certain patent applications) covering each licensed product. Following that period, the parties have agreed to negotiate in good faith a reduced royalty arrangement for the continued use of Cosmo’s know-how and trademarks related to the licensed products.

We were responsible for one-half of the total out-of-pocket costs associated with the Uceris phase III clinical program and for all of the out-of-pocket costs for the rifamycin SV MMX phase III U.S. registration study. We are also responsible for all of the out-of-pocket costs for the ongoing Uceris phase IIIb clinical study. In the event that additional clinical work is required to obtain U.S. regulatory approval for rifamycin SV MMX, the parties will agree on cost sharing. Cosmo is responsible for any additional pre-clinical costs for rifamycin SV MMX and for any product development and scale-up costs for either of the licensed products.

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

Cosmo is responsible for manufacturing and supplying all of our drug product requirements during the term of the license agreement, and we and Cosmo have entered into a separate commercial supply agreement for Uceris.

The term of the license agreement will continue until 50 years following the expiration of the licensed patent rights. We may withdraw from the license agreement for one or both licensed products upon 60 days’ prior written notice to Cosmo in the event that either such product fails to achieve the primary endpoints in the applicable phase III clinical studies within five years following the date of the license agreement or the clinical studies with respect to such product are not sufficient to obtain U.S. regulatory approval within five years following the date of the license agreement. In addition, either party may terminate the license agreement in the event of the other party’s uncured material breach.

Stock Issuance Agreement/Registration Rights Agreement

As described above, we have issued to Cosmo a total of 7,878,544 shares of our common stock as upfront consideration and as milestone payments. We will make additional payments to Cosmo upon the achievement of certain development and commercial milestones, which milestones may be paid in cash or through issuance of additional shares of common stock, at Cosmo’s option. Our obligation to issue additional shares of common stock to Cosmo upon the achievement of one or more milestones is subject to certain limitations, including that the total number of shares of common stock issued to Cosmo shall not exceed 10,300,000 shares. Any such additional shares to be issued will be valued at the average daily closing price of the common stock as reported on the Nasdaq Global Market for the 30 consecutive trading days ending on the day immediately prior to the achievement of the applicable milestone. For the six months following the issuance of any shares of common stock upon achievement of milestones, Cosmo has agreed that it will not transfer or dispose of any such issued shares.

Under the terms of the registration rights agreement, as amended, we filed resale registration statements on Form S-3 with the Securities and Exchange Commission, or SEC, to register the resale of the shares we have issued to Cosmo. We are obligated to file additional registration statements for any additional shares issued to Cosmo under the stock issuance agreement and to use best efforts to have any such registration statements declared effective by the SEC.

Zegerid Capsules and Zegerid Powder for Oral Suspension

Zegerid (omeprazole/sodium bicarbonate) 20 mg and 40 mg capsules and powder for oral suspension is an immediate-release formulation of the PPI omeprazole and is indicated for short-term treatment of active duodenal ulcer, short-term treatment of active benign gastric ulcer, treatment of GERD, maintenance of healing of erosive esophagitis and reduction of risk of upper GI bleeding in critically ill patients. Zegerid is designed to provide long-lasting acid control in an immediate-release formulation. We acquired rights to our immediate-release PPI technology under a license agreement with the University of Missouri, as further described below.

We determined in late June 2010 to cease promotion of the Zegerid products in connection with the launch of a generic version of Zegerid capsules that occurred after an April 2010 lower court decision that the patents covering our Zegerid products were invalid due to obviousness. At this same time, we also launched an authorized generic version of our Zegerid capsules product under a distribution and supply agreement with Prasco LLC, or Prasco, as further described below. In September 2012, the U.S. Court of Appeals for the Federal Circuit reversed in part the April 2010 decision of the lower court and found that certain of the asserted patent claims were not invalid. In December 2012, the Federal Circuit issued an order denying a combined petition for panel and en banc rehearing filed by Par Pharmaceutical, Inc., or Par, and issued its mandate, remanding the case to the lower court for further proceedings pertaining to damages. Following the Federal Circuit’s decision and subsequent denials of a petition for rehearing, we resumed promotion of Zegerid in February 2013.

In connection with the approval of Zegerid powder for oral suspension, we committed to commence clinical studies to evaluate the product in pediatric populations. We have not yet commenced any of the studies and have requested a waiver of this requirement from the FDA.

Currently, there are three issued U.S. patents that we believe provide coverage for Zegerid, with expiration dates in 2016. Additional information about the intellectual property for Zegerid, including ongoing patent infringement litigation, is set forth below under the heading “Business — Intellectual Property — Zegerid and Pending Patent Litigation.”

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

•

Heartburn is pain or a burning sensation in the throat or chest area resulting from the reflux of acid from the stomach into the esophagus. An individual consistently experiencing heartburn at least twice per week is generally diagnosed as having GERD. It has been demonstrated that more than 61 million American adults report GERD-related symptoms at least once a week.

•

Erosive esophagitis is characterized by erosions and ulcers from the repeated exposure of the esophagus to acid and digestive enzymes. It is estimated that as many as 30% of GERD patients, or approximately 16 million patients, have erosive esophagitis in the U.S.

•

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

Exclusive License Agreement with the University of Missouri

In January 2001, we entered into an exclusive, worldwide license agreement with the University of Missouri for patents and pending patent applications relating to specific formulations of PPIs with antacids and other buffering agents and methods of using these formulations. Pursuant to the terms of the license agreement, we paid the University of Missouri an upfront licensing fee of $1.0 million in 2001, a one-time $1.0 million milestone fee in 2003 following the filing of our first NDA and a one-time $5.0 million milestone fee in July 2004 following the FDA’s approval of Zegerid powder for oral suspension 20 mg. We are required to make additional milestone payments to the University of Missouri upon initial commercial sale in specified territories outside the U.S., which may total up to $3.5 million in the aggregate. We are also required to make milestone payments, up to a maximum of $86.3 million, based on first-time achievement of significant sales thresholds, the first of which was a one-time $2.5 million milestone payment upon initial achievement of $100.0 million in annual calendar year net product sales, which was paid to the University of Missouri in the first quarter of 2009, and the next of which is a one-time $7.5 million milestone payment upon initial achievement of $250.0 million in annual calendar year net product sales. We are also obligated to pay mid-single digit royalties to the University of Missouri on net sales of our products and any products sold by Prasco, Merck and GSK under our existing license and distribution agreements. In addition, we are required to bear the costs of prosecuting and maintaining the licensed patents, but the University of Missouri remains responsible for prosecution of any applications.

The license from the University of Missouri expires in each country when the last patent for licensed technology expires in that country and the last patent application for licensed technology in that country is abandoned, provided that our obligation to pay certain minimum royalties in countries in which there are no pending patent applications or existing patents terminates on a country-by-country basis on the 15th anniversary of our first commercial sale in such country. If we fail to meet certain diligence obligations following commercialization in specified countries, the University of Missouri can terminate our license or render it non-exclusive with respect to those countries. Our rights under this license are also generally subject to early termination under specified circumstances, including our material and uncured breach or our bankruptcy or insolvency. We can terminate the license at any time, in whole or in part, with 60 days’ prior written notice.

Distribution and Supply Agreement with Prasco

In April 2010, as part of our contingency plan to prepare for a possible launch of a generic version of our Zegerid prescription products, we entered into a distribution and supply agreement with Prasco that granted Prasco the right to distribute and sell an authorized generic version of our Zegerid prescription products in the U.S. As described above, Prasco initiated sales of an authorized generic version of Zegerid capsules in late June 2010. Under the terms of the distribution and supply agreement, which was amended in November 2012, Prasco is obligated to use commercially reasonable efforts to distribute and sell such products in the U.S. Prasco agreed to purchase all of its authorized generic product requirements from us and pays us a specified invoice supply price for such products. Prasco is also obligated to pay us a significant percentage of the gross margin on sales of the authorized generic products.

The term of the distribution and supply agreement will continue until June 2015, five years after the date of launch of the first authorized generic product, with automatic one year renewals thereafter unless either party elects not to renew by giving notice at least six months prior to the expiration of the applicable renewal period. The distribution and supply agreement may also be terminated under certain other specified circumstances. We may terminate the distribution and supply agreement with respect to any of the covered products not yet launched at any time prior to the first commercial sale of such product or upon 30 days’ prior written notice in the event that a competitive product that was previously launched is no longer available. In addition, we may terminate the distribution and supply agreement with regard to Zegerid capsules upon 30 days’ prior written notice (a) at any time after May 30, 2013, in the event that we determine to cease distribution and sales of an authorized generic version of Zegerid capsules or (b) in connection with any settlement of patent litigation relating to Zegerid capsules, subject to certain obligations to mitigate certain penalties that Prasco may incur in limited situations. We may also terminate the agreement for any reason upon nine months’ prior written notice.

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

Currently, there are four issued U.S. patents that are owned or licensed by Depomed that we believe provide coverage for the Glumetza 500 mg dose product, with expiration dates in 2016, 2020 and 2021. There are three issued U.S. patents that are owned or licensed by Depomed that we believe provide coverage for the Glumetza 1000 mg dose product, with expiration dates in 2020 and 2025. In connection with settlement agreements entered into in February 2012 and January 2013, a first generic filer was granted the right to begin selling a generic version of Glumetza in February 2016 and a subsequent generic filer was granted the right to begin selling a generic version of Glumetza in August 2016. Additional information about the intellectual property for Glumetza, including ongoing patent infringement litigation, is set forth below under the heading “Business — Intellectual Property — Glumetza and Pending Patent Litigation.”

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

We were required to pay to Depomed royalties on net product sales in the territory of 26.5% in 2011 and 29.5% in 2012, and we are required to pay to Depomed royalties on net product sales in the territory of 32.0% in 2013 and 2014 and 34.5% in 2015 and beyond prior to generic entry of a Glumetza product. We have the exclusive right to commercialize authorized generic versions of the Glumetza products. In the event of generic entry of a Glumetza product in the territory, the parties will equally share proceeds based on a gross margin split. We will pay no additional sales milestones to Depomed, as was required under the prior promotion agreement. In addition, starting in 2012, we reduced minimum marketing expenditures and sales force promotion obligations during the term of the commercialization agreement until such time as a generic to Glumetza enters the market.

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

The commercialization agreement will continue in effect for so long as we commercialize branded Glumetza or authorized generic products, unless terminated sooner. Subject to 120 days’ prior written notice to Depomed, we have the right to terminate the agreement at any time. Subject to 60 days’ prior written notice to us, Depomed may terminate the agreement if we fail to meet our obligations with respect to minimum promotion and expenditure obligations and fail to cure such breach within a specified time period. Either party may terminate the agreement if the other party fails to perform any material term of the agreement and fails to cure such breach, subject to prior written notice within a specified time period. In addition, either party may terminate the agreement if a force majeure event prevents the other party from carrying out its material obligations under the agreement for a period of at least six months. Finally, either party may terminate the agreement if the other party becomes insolvent, files or consents to the filing of a petition under any bankruptcy or insolvency law or has any such petition filed against it, and within a specified time period, such filing has not been dismissed.

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

Currently, there are three issued U.S. patents that we have licensed from S2 and VeroScience that we believe provide coverage for Cycloset, with expiration dates in 2014, 2015 and 2023. Additional information about the intellectual property for Cycloset is set forth below under the heading “Business — Intellectual Property — Cycloset.”

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

The distribution and license agreement will continue in effect until we cease to market or sell Cycloset in the U.S., unless terminated sooner. We may terminate the agreement at any time subject to 120 days’ prior written notice. We may also terminate the agreement immediately in specified circumstances relating to a significant recall or market withdrawal of Cycloset, in the event of certain regulatory or governmental actions that would prevent us from performing our obligations under the agreement or in the event of FDA approval of a third party ANDA for an “AB” rated equivalent of Cycloset. Either us on the one hand or S2 and VeroScience on the other hand may terminate the agreement in the following circumstances: (a) if the other party fails to perform any material term of the agreement and fails to cure such breach, subject to prior written notice within a specified time period; (b) if a force majeure event prevents the carrying out of material obligations of the other party under the agreement for a period of at least six months; or (c) upon the insolvency or occurrence of other specified bankruptcy events.

Fenoglide (fenofibrate) Tablets

Fenoglide (fenofibrate) 40 mg and 120 mg tablets is a proprietary formulation of fenofibrate and is indicated as an adjunct to diet to reduce elevated LDL-C, total cholesterol, triglycerides and Apo B, and to increase HDL-C, in adult patients with primary hyperlipidemia or mixed dyslipidemia. Fenoglide also is indicated as an adjunct to diet for treatment of adult patients with hypertriglyceridemia. We began promoting Fenoglide in February 2012, under the terms of a license agreement with Healthcare Royalty Partners, L.P., or HRP, and Shore Therapeutics, Inc., or Shore, as further described below.

Currently, there are two issued U.S. patents that we believe provide coverage for the Fenoglide products, with expiration dates in 2024. In connection with a settlement agreement entered into in December 2011, Shore granted the first generic filer the right to begin selling a generic version of Fenoglide in October 2015. Additional information about the intellectual property for Fenoglide, including ongoing patent infringement litigation, is set forth below under the heading “Business — Intellectual Property — Fenoglide and Pending Patent Litigation.”

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

License Agreement with HRP and Shore

In December 2011, we entered into a license agreement with HRP and Shore, granting us exclusive rights to commercialize Fenoglide prescription products in the U.S. In partial consideration of the licenses and rights granted under the license agreement, we paid Shore an $11 million upfront fee. In addition, we are obligated to pay Shore tiered royalties on net sales of Fenoglide. The royalties are 5% on net sales of up to $10 million (commencing in 2013), a 20% royalty on net sales between $10 million and $20 million, and a 25% royalty on net sales above $20 million. We will also be obligated to pay Shore one-time, success-based milestones contingent on sales achievement: $2 million if calendar year net sales equal or exceed $20 million and $3 million if calendar year net sales equal or exceed $30 million.

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

During the term of the license agreement, Shore is not permitted to, directly or indirectly, develop, manufacture or commercialize any fenofibrate products for human use in the U.S., and HRP is not permitted to, directly or indirectly, develop, manufacture or commercialize Fenoglide for human use in the U.S. We also have exclusive rights to use the Fenoglide trademark in the U.S.

The license agreement will remain in effect until we cease to commercialize licensed products in the U.S., unless terminated sooner. Subject to 180 days’ prior written notice to Shore, we may terminate the license agreement at any time. Under certain circumstances following the introduction of a generic version of Fenoglide, we may also terminate the agreement upon 90 days’ prior written notice to Shore in the event we elect to cease sales of licensed products. Either we or Shore may terminate the agreement in the following circumstances: (a) if the other party fails to perform any material term of the agreement and fails to cure such breach, subject to prior written notice within a specified time period; or (b) upon the insolvency or occurrence of other specified bankruptcy events.

Investigational Drugs

Ruconest (recombinant human C1esterase inhibitor)

Ruconest is a recombinant version of the human protein C1 esterase inhibitor, which is produced using proprietary transgenic technology. Ruconest was granted orphan drug designation by the FDA for the treatment of acute attacks of angioedema in patients with HAE. We have rights to commercialize Ruconest in North America under a license agreement with Pharming Group NV, or Pharming, as further described below.

In November 2012, we announced that when compared with placebo, Ruconest demonstrated a significantly shorter time to beginning of relief of symptoms, the primary endpoint, in a pivotal phase III clinical study that was conducted to evaluate the safety and efficacy of Ruconest 50 IU/kg for the treatment of acute attacks of angiodema in patients with HAE. The time to beginning of symptom relief was defined as the time from the beginning of infusion of study medication (Ruconest or placebo) until the beginning of a persistent beneficial effect, based on the patients’ responses to a treatment effect questionnaire for the primary attack location. The study was conducted under a protocol agreed with the FDA through the special protocol assessment, or SPA, process. In the study, a statistically significant difference in the time to beginning of symptom relief was observed between Ruconest (n=44) and placebo (n=31) in the intent-to-treat (ITT) population (n=75), which included all randomized patients (p=0.031). In addition, Ruconest was generally well tolerated in the phase III clinical study and the frequency of patients experiencing at least one treatment emergent adverse event in the Ruconest treated group was less than in the placebo group.

The positive results from the phase III study are consistent with the efficacy data previously reported from two smaller randomized, controlled clinical studies with Ruconest in patients with HAE. We plan to submit a BLA to the FDA during the second quarter of 2013, seeking approval to market Ruconest for the treatment of acute attacks of angioedema in patients with HAE.

We currently are exploring clinical and regulatory strategies with the goal of initiating a proof-of-concept study in late 2013 to evaluate Ruconest for the treatment of acute pancreatitis.

Currently, there are two issued U.S. patents that we believe provide coverage for the Ruconest investigational drug, with expiration dates in 2022 and 2024. In addition, we believe Ruconest, as a biological product, is entitled under the Patient Protection and Affordable Care Act, or PPACA, to a period of 12 years of data exclusivity. Additional information about the intellectual property for the Ruconest product is set forth below under the heading “Business — Intellectual Property — Ruconest.”

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

License and Supply Agreements with Pharming

In September 2010, we entered into a license agreement and a supply agreement with Pharming, under which we were granted certain non-exclusive rights to develop and manufacture, and certain exclusive rights to commercialize Ruconest in the U.S., Canada and Mexico for the treatment of HAE and other future indications, as further described below.

License Agreement

Under the license agreement, Pharming granted us the non-exclusive rights to develop and manufacture and the exclusive right to commercialize licensed products in the U.S., Canada and Mexico.

In partial consideration of the licenses granted under the license agreement, we paid Pharming a $15 million upfront fee. In addition, in November 2012 we paid Pharming a $10 million milestone following successful achievement of the primary endpoint of the phase III clinical study. We may also be required to pay Pharming additional success-based regulatory and commercial milestones totaling up to an aggregate of $25 million, including a $5 million milestone upon FDA acceptance for review of a BLA for Ruconest and a $20 million milestone upon the earlier of first commercial sale of Ruconest in the U.S. or 90 days following receipt of FDA approval. In addition, we will be required to pay the following one-time performance milestones if we achieve certain aggregate net sales levels of Ruconest: a $20 million milestone if calendar year net sales exceed $300 million and a $25 million milestone if calendar year net sales exceed $500 million. As consideration for the licenses and rights granted under the license agreement, and as compensation for the commercial supply of Ruconest by Pharming pursuant to the supply agreement described below, we will pay Pharming a tiered supply price, based on a percentage of net sales of Ruconest, subject to reduction in certain events, as follows: 30% of net sales less than or equal to $100 million, 32% of net sales greater than $100 million but less than or equal to $250 million, 34% of net sales greater than $250 million but less than or equal to $500 million, 37% of net sales greater than $500 million but less than or equal to $750 million, and 40% of net sales greater than $750 million.

Under the license agreement, Pharming was responsible for conducting the phase III clinical study for Ruconest for the treatment of acute attacks of angioedema in patients with HAE and all costs of such clinical development. We are working together with Pharming to prepare the BLA for this indication for submission to the FDA. We will be responsible for seeking regulatory approval for this indication in the U.S., Canada and Mexico.

Either party may propose the development of Ruconest for additional indications in the U.S., Canada and Mexico, to which the other party may opt-in to participate in the development.

We have agreed to use commercially reasonable efforts to promote, sell and distribute Ruconest in the U.S., Canada and Mexico, including launching Ruconest for the treatment of acute attacks of angioedema in patients with HAE in the U.S. within 120 days following receipt of U.S. regulatory approval. During the term of the license agreement, Pharming has agreed not to, and to insure that its distributors and dealers do not, sell Ruconest to any customer in the U.S., Canada and Mexico. Both parties have agreed not to manufacture, develop, promote, market or distribute any other forms of C1 inhibitors for use in the U.S., Canada and Mexico during the term.

The license agreement will continue in effect until we cease to sell Ruconest in the U.S., Canada and Mexico, unless terminated sooner. Either party may terminate the agreement in the following circumstances: (a) if the other party breaches any material term of the agreement and fails to cure such breach within a specified time period following written notice; or (b) upon the insolvency or occurrence of other specified bankruptcy events. We may also terminate the license agreement at any time subject to 12 months’ prior written notice.

Following termination by Pharming or by us at will, the rights associated with Ruconest revert to Pharming and the supply agreement will terminate. Following termination by us for uncured material breach, bankruptcy or insolvency, the licenses granted to us will survive, we will have a right to reduce the supply price, and the supply agreement will remain in effect.

Supply Agreement

Under the supply agreement, Pharming will manufacture and exclusively supply to us, and we will exclusively order from Pharming, Ruconest at the supply price for commercialization activities. Pharming will manufacture and supply recombinant human C1 inhibitor products to us at cost for development activities. Pharming will be responsible for obtaining and maintaining all manufacturing approvals and related costs.

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

In September 2012, we announced that rifamycin SV MMX demonstrated a statistically significant reduction in the time to last unformed stool, or TLUS, the primary endpoint in a phase III clinical study in patients with travelers’ diarrhea. In the ITT population (n=264), the median TLUS was 46.0 hours for rifamycin SV MMX (n=199) compared with 68.0 hours for placebo (n=65), p = 0.0008. In addition, rifamycin SV MMX was generally well tolerated in this study and the frequency of treatment emergent adverse events was similar to placebo. The most frequent treatment emergent adverse events experienced by ≥ 2% of patients in either treatment group were: headache, diarrhea, infectious diarrhea, constipation, amoebic dysentery and GI infection. There were three patients who experienced serious adverse events, all of which were assessed by the investigator as not related to the study drug.

Dr. Falk Pharma GmbH, Cosmo’s European development partner, is conducting a second phase III clinical study to evaluate the efficacy of rifamycin SV MMX versus ciprofloxacin with the primary endpoint of TLUS in patients with travelers’ diarrhea. Based on a prespecified interim analysis, an independent data monitoring committee has recommended that approximately 250 patients be added to the study, which originally targeted enrolling approximately 780 patients. Dr. Falk is working with the Indian regulatory authorities to gain approval for this amendment to the protocol. We anticipate that the estimated timeline for completion of the study will be updated once Dr. Falk receives approval to move forward with the amended protocol. Assuming positive results in the second phase III clinical study, we and Dr. Falk plan to share the clinical data from our respective phase III studies for inclusion in each company’s regulatory submissions.

Currently, there are two issued U.S. patents that we believe provide coverage for the rifamycin SV MMX investigational drug, with expiration dates in 2020 and 2025. In addition, rifamycin SV MMX, as a new chemical entity, is entitled to a period of five years of data exclusivity. Additional information about the intellectual property for the rifamycin SV MMX product is set forth below under the heading “Business — Intellectual Property — Rifamycin SV MMX.”

Travelers’ Diarrhea/Intestinal Infections

Intestinal infections are caused by bacteria, viruses or parasites. A common infection of the intestine is travelers’ diarrhea, which is primarily caused by the ingestion of food or water contaminated by pathogenic strains of bacteria. According to the U.S. Centers for Disease Control and Prevention, each year between 20% and 50% of international travelers (an estimated 10 million people) develop diarrhea, primarily caused by bacteria.

Other diseases that may have a bacterial component in the intestine include infectious diarrhea, IBD, irritable bowel syndrome, Clostridium difficile-associated diarrhea, pouchitis, diverticular disease and hepatic encephalopathy.

In December 2008, we entered into a strategic collaboration with Cosmo, including a license agreement, stock issuance agreement and registration rights agreement, under which we were granted exclusive rights to develop and commercialize Uceris and rifamycin SV MMX in the U.S. Our strategic collaboration with Cosmo is described above under the heading “Business –– Marketed and Approved Products — Uceris (budesonide) Extended Release Tablets — Strategic Collaboration with Cosmo.”

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

SAN-300 is an inhibitor of VLA-1, also known as a1b1 integrin, and has shown activity in multiple preclinical models of inflammatory and autoimmune diseases. This integrin, a cell adhesion molecule, plays a key role in the migration, retention and proliferation of activated T cells and monocytes at sites of chronic inflammation. We believe that SAN-300 has potential application as a drug candidate in multiple inflammatory and autoimmune diseases, including rheumatoid arthritis, IBD, psoriasis and organ transplantation.

In December 2012, we completed a phase I dose-escalation clinical study in healthy volunteers to determine the safety, tolerability, pharmacokinetics and pharmacodynamics of single doses of SAN-300 in both intraveneous, or IV, and subcutaneous formulations. The phase I study was conducted in Australia and enrolled a total of 66 healthy volunteers. We plan to begin a phase IIa clinical study evaluating SAN-300 for treatment of rheumatoid arthritis during the fourth quarter of 2013.

Currently, there are seven issued U.S. patents that we believe provide coverage for SAN-300, with expiration dates in 2020 and 2022. In addition, we believe SAN-300, as a biological product, is entitled under the PPACA to a period of 12 years of data exclusivity. Additional information about the intellectual property for SAN-300 is set forth below under the heading “Business — Intellectual Property — SAN-300.”

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

Acquisition of SAN-300 Development Program

Merger Agreement

In September 2010, we acquired the worldwide rights to SAN-300 through the acquisition of Covella, pursuant to the terms of a merger agreement. Prior to our acquisition of Covella, Covella was a privately held company owned by a small number of stockholders, including Mark Totoritis, our Senior Vice President, Clinical Research, among others. Dr. Totoritis received a portion of the merger consideration and also may be entitled to additional milestone and royalty payments.

Under the terms of the merger agreement, we paid a total upfront of $162,000 in cash and issued 181,342 in unregistered shares of our common stock to the Covella stockholders. We also assumed responsibility for payment of approximately $1.2 million in Covella liabilities and transaction expenses. We may be required to make clinical and regulatory milestone payments to the former Covella stockholders totaling up to an aggregate of $37.7 million (consisting of a combination of cash and our common stock) based on success in developing product candidates (with the first such milestone being payable upon successful completion of the first phase IIb clinical study). We may also be required to pay a royalty equal to a low single digit percentage rate of net sales of any commercial products resulting from the anti-VLA-1 mAb technology. Our obligation to pay the royalties continues on a country-by-country basis until the date which is the later of: (i) expiration of the last valid claim of the patents licensed by Covella pursuant to the license agreement in such country; or (ii) 10 years after the first commercial sale of the products in such country.

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

Amended License and Amended Services and Supply Agreement with Biogen

In connection with the merger agreement, we and Covella entered into a license agreement amendment in September 2010 with Biogen, amending an existing license agreement entered into in January 2009 between Covella and Biogen. Under the terms of the amended license, Biogen has granted us an exclusive, worldwide license to patents and certain know-how and other intellectual property owned and controlled by Biogen relating to SAN-300 and the anti-VLA-1 mAb development program. We are required to use commercially reasonable efforts to develop and commercialize at least one licensed product.

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

Also in connection with the merger agreement, we assumed a services and supply agreement between Covella and Biogen, which was subsequently amended in November 2011 and in December 2012. Under the services and supply agreement, Biogen agreed to supply to Covella materials manufactured by Biogen for use in the SAN-300 development program. In addition, upon Covella’s (or its affiliates’ or sublicensees’) achievement of the first regulatory approval set forth in the amended license, Biogen is entitled to receive a one-time milestone payment equal to approximately $11.7 million, which is equivalent to the cost of the materials supplied under the services and supply agreement. In the event the amended license is terminated by either Covella or Biogen prior to Covella’s (or its affiliates’ or sublicensees’) achievement of the first regulatory approval set forth in the amended license, Covella is required to pay Biogen a one-time termination fee of $3.0 million.

Strategic Alliances

To leverage our PPI technology and diversify our sources of revenue, we have entered into strategic alliances with other pharmaceutical companies that have capabilities in markets that we do not address.

OTC License Agreement with Merck

In October 2006, we licensed exclusive rights to Merck under our PPI technology to develop, manufacture, market and sell Zegerid brand OTC products in the lower dosage strength of 20 mg of omeprazole in the U.S. and Canada. Under the license agreement, Merck is required to use active, sustained and diligent efforts to conduct and complete in a timely manner all activities required to develop licensed products, receive marketing approval for licensed products and market, sell and generate and meet market demand for licensed products in the licensed territories. Merck commenced commercial sales of Zegerid OTC (omeprazole 20 mg/sodium bicarbonate 1100 mg capsules) in March 2010.

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

The license agreement remains in effect as long as Merck is marketing products under the license agreement. Merck may terminate the agreement at any time on 180 days’ prior written notice to us. In addition, either party may terminate the license agreement in the event of uncured material breach of a material obligation, subject to certain limitations, or in the event of bankruptcy or insolvency.

Additional information about the intellectual property for Zegerid OTC, including ongoing patent infringement litigation, is set forth below under the heading “Business — Intellectual Property — Zegerid and Pending Patent Litigation.”

License Agreement with GSK

In November 2007, we entered into a license agreement granting exclusive rights to GSK under our PPI technology to commercialize prescription and OTC immediate-release omeprazole products in a number of international markets.

Under the license agreement, we granted GSK the exclusive right to develop, manufacture and commercialize prescription and OTC immediate-release omeprazole products for sale in more than 100 countries within Africa, Asia, the Middle-East and Latin America. GSK is required to use commercially reasonable efforts to seek regulatory approval for, and to launch, market and sell licensed products in the licensed territories and is required to do so within specified time frames in certain “major countries,” defined in the license agreement as Brazil, China, Mexico, South Africa, South Korea, Taiwan and Turkey. To date, GSK has elected not to pursue development in China and Taiwan and has returned the rights to those territories to us. GSK will be responsible for all costs associated with its activities related to the license agreement.

Currently, GSK has launched licensed products in Mexico, Ecuador, Kenya, Nigeria, French W. Africa and Tanzania and has made regulatory filings in other selected countries in Africa, Asia and Latin America. GSK is continuing work to prepare the regulatory filings necessary to obtain marketing approval authorization in additional countries covered by the license agreement.

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

The license agreement will remain in effect as long as GSK is obligated to pay royalties under the license agreement for one or more licensed territories. GSK may terminate the license agreement on six months’ prior written notice to us at any time. We may terminate the license agreement on a country-by-country basis in the event that GSK fails to satisfy its diligence obligations applicable to such country. In addition, either party may terminate the license agreement in the event of the other party’s uncured material breach or bankruptcy or insolvency. Following termination, the rights associated with licensed products revert to us.

Sales and Marketing

We have established a commercial organization that is focused on the marketing, promotion and sale of the Uceris, Zegerid, Glumetza, Cycloset and Fenoglide prescription products in the U.S. Our sales organization currently calls on gastroenterologists, endocrinologists and other selected physicians.

Our commercial organization is comprised of approximately 300 sales and marketing personnel, including in-house staff, field sales representatives (both employee and contract), sales managers and account managers. Our field sales representatives, including approximately 150 Santarus employees and 85 contract sales representatives, are positioned in major metropolitan areas across the U.S. In connection with the launch of Uceris in February 2013, we added approximately 85 new sales representatives, increasing our total number of sales representatives to approximately 235.

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

Uceris and Rifamycin SV MMX

For Uceris and rifamycin SV MMX, we rely on Cosmo, located in Italy, to manufacture and supply all of our drug product requirements. We have agreed to purchase such requirements exclusively from Cosmo during the term of our license agreement with Cosmo. We have entered into a supply agreement relating to Uceris and plan to enter into a supply agreement relating to rifamycin SV MMX in the future.

Under the terms of our supply agreement with Cosmo relating to the commercial supply of Uceris, we have agreed to pay Cosmo a supply price equal to 10% of net sales. Cosmo will reimburse us for costs associated with packaging, which is handled by a third party. The term of the supply agreement continues for so long as our license agreement with Cosmo remains in effect. We may terminate the agreement at any time if we decide to no longer market the product by providing six months prior written notice. We may also terminate the agreement with 30 days’ prior written notice in the event any governmental agency takes any action, or raises any objection, that prevents us from importing, exporting, purchasing or selling the product or otherwise makes such activity unlawful. We may also terminate the agreement if any regulatory proceeding, or other action, by the FDA or a foreign regulatory authority imposes on the manufacturing facility an import ban or withdraws any license required by Cosmo to manufacture the product. In addition, either party may terminate the agreement in the event of the other party’s uncured material breach, subject to prior written notice within a specified time period, or in the event of the other party’s insolvency or bankruptcy.

Zegerid

We currently rely on Norwich Pharmaceuticals, Inc., or Norwich, located in New York, as the sole third-party manufacturer of the brand and related authorized generic Zegerid capsules product. We have entered into a supply agreement with Norwich that continues in force indefinitely unless terminated by either party with 18 months’ prior written notice. We can also terminate the agreement, effective immediately, at any time if we decide to no longer market the product, in the event any governmental agency takes any action that prevents us from importing, exporting, purchasing or selling the product or in the event of certain regulatory proceedings involving the manufacturer. Either party may terminate the agreement if the other party fails to perform any material term of the agreement and fails to cure such breach within a specified time period, subject to prior written notice.

We currently rely on Patheon for the manufacture of Zegerid powder for oral suspension. The agreement, as amended, has an initial five-year term, which expires in October 2014. Thereafter, the term of the agreement continues in force indefinitely, except that either party may terminate the agreement at any time by providing the other party with 18 months’ prior written notice. In addition, we may terminate the agreement at any time if we decide to no longer market a product by providing six months’ prior written notice. We may also terminate the agreement with 30 days’ prior written notice in the event any governmental agency takes any action that prevents us from purchasing or selling a product for a certain period of time. Either party may terminate the agreement if the other party fails to perform any material term of the agreement, subject to prior written notice within a specified time period, or in the event of the other party’s insolvency or bankruptcy.

Under our authorized generic agreement with Prasco, we supply our authorized generic of prescription Zegerid capsules to Prasco, and Prasco is responsible for invoicing and distribution to pharmaceutical wholesalers and other customers.

Glumetza

For Glumetza 500 mg, we assumed from Depomed a commercial manufacturing agreement with Patheon, and, accordingly, we rely on a Patheon facility located in Puerto Rico as the sole third party manufacturer of Glumetza 500 mg. The current term of the manufacturing agreement with Patheon expires in June 2014. Thereafter, the manufacturing agreement automatically renews for additional terms of two years each, unless one party gives notice to terminate 12 months prior to the expiration of the current term. Neither party to the manufacturing agreement has given notice to terminate. In addition, we may terminate the manufacturing agreement upon 180 days’ prior written notice to Patheon if, due to market conditions, selling the Glumetza product becomes commercially unfeasible and we discontinue selling the product. Either party may terminate the agreement if the other party fails to perform any material term of the agreement, subject to prior written notice within a specified time period, or in the event of the other party’s insolvency or bankruptcy.

For Glumetza 1000 mg, we currently rely on Depomed to oversee product manufacturing and supply. Depomed, in turn, relies on a Valeant Pharmaceuticals International, Inc. facility located in Canada as the sole third party manufacturer of Glumetza 1000 mg.

Cycloset

In connection with the license of rights to Cycloset, we assumed a manufacturing services agreement with Patheon, and, accordingly, we rely on a Patheon facility located in Ohio as the sole third-party manufacturer for Cycloset. The manufacturing services agreement with Patheon is non-exclusive and although we are not required to purchase any minimum quantity of the product under the agreement, we have agreed to purchase not less than a specified percentage of the total amount of Cycloset offered for sale by us in the U.S. For so long as Patheon manufactures the required percentage for us, Patheon has agreed not to manufacture bromocriptine mesylate products, regardless of dosage form, for any other third party without our express written consent. The agreement expires in December 2016, and thereafter automatically continues for two-year renewal terms, unless 18 months’ prior written notice is provided by either party. We may terminate the agreement at any time if we decide to discontinue the product by providing Patheon advance notice within a specified period of time. We may also terminate the agreement with 30 days’ prior written notice in the event any governmental agency takes any action or raises any objection that prevents us from importing, exporting, purchasing or selling the product. Either party may immediately terminate the agreement if the other party fails to perform any material term of the agreement or in the event of the other party’s insolvency, bankruptcy or if the agreement is assigned by the other party for the benefit of creditors. In addition, either party may terminate the agreement if the other party fails to perform any material term of the agreement, subject to prior written notice and opportunity to cure.

Fenoglide

In connection with the license of rights to Fenoglide, we assumed a commercial supply agreement with Catalent Pharma Solutions, LLC, or Catalent, and accordingly, we rely on a Catalent facility located in Kentucky to manufacture Fenoglide.

Ruconest

For our Ruconest investigational drug, we rely on Pharming to oversee product manufacturing and supply. In turn, Pharming utilizes certain of its own facilities as well as third-party manufacturing facilities for supply, all of which are located in Europe.

SAN-300

For our SAN-300 investigational drug, we plan to utilize materials previously manufactured by Biogen for the production of clinical trial materials. In the future, Biogen has a right of first offer to supply our product requirements.

Distribution

We sell our brand prescription products primarily to pharmaceutical wholesalers, who in turn seek to distribute the products to retail pharmacies, mail order pharmacies, hospitals and other institutional customers. We have retained third-party service providers to perform a variety of functions related to the distribution of our approved products, including logistics management, sample accountability, storage and transportation. We have also entered into channel services agreements with some wholesalers under which we receive certain distribution management services and data reporting from the wholesalers, in exchange for a fee. Sales to our three largest wholesalers in 2012, McKesson Corporation, Cardinal Health, Inc. and AmerisourceBergen Corporation, accounted for approximately 35%, 31% and 18%, respectively of our annual revenues. The loss of any of these wholesalers as customers could materially and adversely affect our business, results of operations, financial condition and cash flows.

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

Uceris

We have exclusive rights to develop and commercialize Uceris in the U.S. under our strategic collaboration with Cosmo. Currently, there are four issued U.S. patents that are owned by Cosmo and licensed to us that we believe provide coverage for Uceris (U.S. Patent Nos. 7,431,943, 7,410,651; RE43,799 and 8,293,273), each of which expires in 2020.

Zegerid and Pending Patent Litigation

We have entered into an exclusive, worldwide license agreement with the University of Missouri for patents and pending patent applications relating to specific formulations of PPIs with antacids and other buffering agents and methods of using these formulations. Currently, there are three issued U.S. patents that we believe provide coverage for our Zegerid products (U.S. Patent Nos. 5,840,737; 6,780,882; and 7,399,772), each of which expires in 2016. In addition to the issued U.S. patent coverage described above, several international patents have been issued.

Zegerid Rx and Zegerid OTC Patent Litigation

Zegerid Rx Litigation

In April 2010, the U.S. District Court for the District of Delaware ruled that five patents covering Zegerid capsules and Zegerid powder for oral suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772) were invalid due to obviousness. These patents were the subject of lawsuits we filed in 2007 against Par in response to ANDAs filed by Par with the FDA. The University of Missouri, licensor of the patents, is joined in the litigation as a co-plaintiff. In May 2010, we filed an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. Following the District Court’s decision, Par launched its generic version of Zegerid capsules in late June 2010.

In September 2012, the U.S. Court of Appeals for the Federal Circuit reversed in part the April 2010 decision of the District Court. The Federal Circuit found that certain claims of asserted U.S. Patent Nos. 6,780,882 and 7,399,772, which Par had been found to infringe, were not invalid due to obviousness. These patents represent two of the five patents that were found to be invalid by the District Court, and the Federal Circuit affirmed the District Court’s finding of invalidity for the asserted claims from the remaining three patents. The Federal Circuit also upheld the District Court’s finding that there was no inequitable conduct. Following the Federal Circuit’s decision, Par announced that it had ceased distribution of its generic Zegerid capsules product in September 2012. In December 2012, the Federal Circuit issued an order denying a combined petition for panel and en banc rehearing filed by Par and issued its mandate, remanding the case to the District Court for further proceedings pertaining to damages. In February 2013, we filed an amended complaint with the District Court for infringement of U.S. Patent Nos. 6,780,882 and 7,399,772 and requested a jury trial with respect to the issue of damages in connection with Par’s launch of its generic version of Zegerid capsules in June 2010. In March 2013, Par filed its amended answer, which alleges, among other things, failure to state a claim upon which relief can be granted and non-infringement based on purported invalidity of the two asserted patents. In addition, Par filed a motion for a judgment on the pleadings, alleging, among other things, that the two asserted patents are invalid because the Federal Circuit purportedly did not expressly address certain prior art references considered by the District Court. Although we do not believe that Par has a meritorious basis upon which to further challenge validity of the asserted patents in this proceeding, we cannot be certain of the timing or outcome of this or any other proceedings.

In December 2011, we filed a lawsuit in the U.S. District Court for the District of New Jersey against Zydus Pharmaceuticals USA, Inc., or Zydus, for infringement of the patents listed in the Orange Book for Zegerid capsules. The University of Missouri, licensor of the patents, is joined in the litigation as a co-plaintiff. Zydus had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid capsules prior to the expiration of the listed patents. In September 2012, we amended our complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the September 2012 Federal Circuit decision. In October 2012, Zydus filed its answer, which alleges, among other things, failure to state a claim upon which relief can be granted. The lawsuit was commenced within the requisite 45-day time period, resulting in an FDA stay on the approval of Zydus’ proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. The Markman hearing for this matter has been scheduled in July 2013 and a trial has been scheduled in January 2014. Absent a court decision, the 30-month stay is expected to expire in May 2014. We are not able to predict the timing or outcome of this lawsuit.

In August 2012, we filed a lawsuit in the U.S. District Court for the District of New Jersey against Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc., collectively referred to herein as Dr. Reddy’s, for infringement of the patents listed in the Orange Book for Zegerid capsules. The University of Missouri, licensor of the patents, is joined in the litigation as a co-plaintiff. Dr. Reddy’s had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid capsules prior to the expiration of the listed patents. In October 2012, we amended our complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the September 2012 Federal Circuit decision. Also in October 2012, Dr. Reddy’s filed its answer, which alleges, among other things, non-infringement, invalidity, failure to state a claim upon which relief can be granted and estoppel. The lawsuit was commenced within the requisite 45-day time period, resulting in an FDA stay on the approval of Dr. Reddy’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. The Markman hearing for this matter has been scheduled in July 2013 and a trial has been scheduled in July 2014. Absent a court decision, the 30-month stay is expected to expire in January 2015. We are not able to predict the timing or outcome of this lawsuit.

Zegerid OTC Litigation

In September 2010, Merck filed a lawsuit in the U.S. District Court for the District of New Jersey against Par for infringement of the patents listed in the Orange Book for Zegerid OTC. We and the University of Missouri, licensors of the listed patents, are joined in the lawsuit as co-plaintiffs. Par had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. In October 2012, Merck amended its complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the September 2012 Federal Circuit decision. Also in October 2012, Par filed its answer, which alleges, among other things, failure to state a claim upon which relief can be granted, non-infringement and invalidity. Par has received tentative approval of its proposed generic Zegerid OTC product. The lawsuit was commenced within the requisite 45-day time period, resulting in an FDA stay on the approval of Par’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. Although the 30-month stay expired in February 2013, the parties have agreed that Par will not launch its generic Zegerid OTC product unless there is a District Court judgment favorable to Par or in certain other specified circumstances. The Markman hearing for this matter has been scheduled in July 2013 and a trial has been scheduled in January 2015. We are not able to predict the timing or outcome of this lawsuit.

In September 2010, Merck filed a lawsuit in the U.S. District Court for the District of New Jersey against Perrigo Research and Development Company, or Perrigo, for infringement of the patents listed in the Orange Book for Zegerid OTC. We and the University of Missouri, licensors of the listed patents, were joined in the lawsuits as co-plaintiffs. Perrigo had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. In January 2013, this case was settled allowing entry into the market by Perrigo upon expiration of the applicable patents (or earlier under certain circumstances), and the District Court entered an order dismissing the case with prejudice.

In December 2011, Merck filed a lawsuit in the U.S. District Court for the District of New Jersey against Zydus for infringement of the patents listed in the Orange Book for Zegerid OTC. We and the University of Missouri, licensors of the listed patents, are joined in the litigation as co-plaintiffs. Zydus had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. In September 2012, Merck amended its complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the September 2012 Federal Circuit decision. In October 2012, Zydus filed its answer, which alleges, among other things, failure to state a claim upon which relief can be granted. The lawsuit was commenced within the requisite 45-day time period, resulting in an FDA stay on the approval of Zydus’ proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. Absent a court decision, the 30-month stay is expected to expire in May 2014. The Markman hearing for this matter has been scheduled in July 2013 and a trial has been scheduled in January 2014. We are not able to predict the timing or outcome of this lawsuit.

Glumetza and Pending Patent Litigation

We have exclusive rights to manufacture and commercialize the Glumetza products in the U.S., including its territories and possessions and Puerto Rico, under our commercialization agreement with Depomed. Currently, there are four issued U.S. patents that are owned or licensed by Depomed that we believe provide coverage for the Glumetza 500 mg dose product (U.S. Patent Nos. 6,340,475; 6,635,280; 6,488,962; and 6,723,340), with expiration dates in 2016, 2020 and 2021. There are three issued U.S. patents that are owned or licensed by Depomed that we believe provide coverage for the Glumetza 1000 mg dose product (U.S. Patent Nos. 6,488,962; 7,780,987; and 8,323,692), with expiration dates in 2020 and 2025.

In November 2009, Depomed filed a lawsuit in the U.S. District Court for the Northern District of California against Lupin Limited and its wholly owned subsidiary, Lupin Pharmaceuticals, Inc., collectively referred to herein as Lupin, for infringement of certain patents listed in the Orange Book for Glumetza. The lawsuit was filed in response to an ANDA filed with the FDA by Lupin regarding Lupin’s intent to market generic versions of Glumetza 500 mg and 1000 mg tablets prior to the expiration of the listed patents. In February 2012, we and Depomed entered into a settlement agreement with Lupin that grants Lupin the right to begin selling a generic version of Glumetza in February 2016, or earlier under certain circumstances. In March 2012, the U.S. District Court for the Northern District of California entered an order dismissing the litigation.

In June 2011, Depomed filed a lawsuit in the U.S. District Court for the District of New Jersey against Sun Pharma Global FZE, Sun Pharmaceutical Industries Ltd. and Sun Pharmaceutical Industries Inc., collectively referred to herein as Sun, for infringement of the patents listed in the Orange Book for Glumetza. Valeant International Bermuda, or Valeant, was joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by Sun regarding Sun’s intent to market generic versions of Glumetza 500 mg and 1000 mg tablets prior to the expiration of the listed patents. In January 2013, we, Depomed and Valeant entered into a settlement agreement with Sun that grants Sun the right to begin selling a generic version of Glumetza in August 2016, or earlier under certain circumstances. In January 2013, the District Court dismissed the lawsuit without prejudice in view of the settlement agreement. The settlement agreement is subject to review by the U.S. Department of Justice and the Federal Trade Commission.

In April 2012, Depomed filed a lawsuit in the U.S. District Court for the District of Delaware against Watson Laboratories, Inc. — Florida, Watson Pharmaceuticals, Inc. and Watson Pharma, Inc., collectively referred to herein as Watson, for infringement of the patents listed in the Orange Book for Glumetza 1000 mg at the time the lawsuit was filed (U.S. Patent Nos. 6,488,962 and 7,780,987). Valeant is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by Watson regarding Watson’s intent to market a generic version of Glumetza 1000 mg tablets prior to the expiration of the listed patents. Depomed and Valeant commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Watson’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents. Absent a court decision, the 30-month stay is expected to expire in September 2014. Watson has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, failure to state a claim, lack of subject matter jurisdiction, and has also filed counterclaims. In February 2013, Depomed amended its complaint to add infringement of a newly listed Orange Book patent (U.S. Patent No. 8,323,692), as well as two non-Orange Book listed patents (U.S. Patent Nos. 7,736,667 and 8,329,215). The Markman hearing for this matter has been scheduled in April 2014, and the trial has been scheduled in May 2014. We are not able to predict the timing or outcome of this lawsuit.

In February 2013, Depomed filed a lawsuit in the U.S. District Court for the District of Delaware against Watson Laboratories, Inc. — Florida, Watson Pharmaceuticals, Inc. and Watson Pharma, Inc., collectively referred to herein as Watson, for infringement of the patents listed in the Orange Book for Glumetza 500 mg at the time the lawsuit was filed (U.S. Patent Nos. 6,340,475; 6,488,962; 6,635,280 and 6,723,340). Valeant is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by Watson regarding Watson’s intent to market a generic version of Glumetza 500 mg tablets prior to the expiration of the listed patents. Depomed and Valeant commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Watson’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents. Absent a court decision, the 30-month stay is expected to expire in July 2015.

Under the terms of our commercialization agreement with Depomed, Depomed will manage the ongoing patent infringement litigation relating to Glumetza, subject to certain consent rights in favor of us, including with regard to any proposed settlements. We are responsible for 70% of the future out-of-pocket costs, and Depomed is responsible for 30% of the future out-of-pocket costs, related to patent infringement cases.

Cycloset

We have exclusive rights to manufacture and commercialize Cycloset in the U.S. under our distribution and license agreement with S2 and VeroScience. Currently, there are three issued U.S. patents that we have licensed from S2 and VeroScience that we believe provide coverage for Cycloset (U.S. Patent Nos. 5,679,685; 5,716,957; and 7,888,310), with expiration dates in 2014, 2015 and 2023.

Fenoglide and Pending Patent Litigation

We have exclusive rights to manufacture and commercialize Fenoglide in the U.S. under the terms of a license agreement with HRP and Shore. Currently, there are two issued U.S. patents that we believe provide coverage for the Fenoglide products (U.S. Patent Nos. 7,658,944, and 8,124,125), with expiration dates in 2024.

Prior to the execution of the license agreement, Shore entered into a settlement arrangement with Impax Laboratories, Inc., or Impax, in connection with patent infringement litigation associated with Impax’s ANDA for a generic version of Fenoglide and a related paragraph IV challenge. The settlement terms grant Impax a sublicense to begin selling a generic version of Fenoglide on October 1, 2015, or earlier under certain circumstances. In February 2012, the U.S. District Court for the District of Delaware entered an order dismissing the litigation, and we assumed Shore’s obligations associated with the sublicense to Impax.

In January 2013, we filed a lawsuit in the U.S. District Court for the District of Delaware against Mylan Inc. and Mylan Pharmaceuticals Inc., collectively referred to herein as Mylan, for infringement of the patents listed in the Orange Book for Fenoglide 120 mg and 40 mg (U.S. Patent Nos. 7,658,944, and 8,124,125). Veloxis Pharmaceuticals A/S, or Veloxis, is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by Mylan regarding Mylan’s intent to market a generic version of Fenoglide 120 mg and 40 mg tablets prior to the expiration of the listed patents. We commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Mylan’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in June 2015. Mylan has filed an answer in the case that asserts, among other things, non-infringement, invalidity, and failure to state a claim, and has also filed counterclaims. We are not able to predict the timing or outcome of this lawsuit.

Ruconest

We have exclusive rights to develop and commercialize the Ruconest investigational drug in the U.S., Canada and Mexico under our license and supply agreements with Pharming. Currently, there are two issued U.S. patents that are owned by Pharming and licensed to us that we believe provide coverage for Ruconest (U.S. Patent Nos. 7,067,713 and RE43,691), which expire in 2022 and 2024. In addition, we believe Ruconest, as a biological product, is entitled under the PPACA to a period of 12 years of regulatory exclusivity in the U.S.

Rifamycin SV MMX

We have exclusive rights to develop and commercialize the rifamycin SV MMX investigational drug in the U.S. under our strategic collaboration with Cosmo. Currently, there are two issued U.S. patents that are owned by Cosmo and licensed to us that we believe provide coverage for rifamycin SV MMX (U.S. Patent Nos. 7,431,943 and 8,263,120), which expire in 2020 and 2025. In addition, we believe rifamycin SV MMX, as a new chemical entity, is entitled to a period of five years of data exclusivity.

SAN-300

We acquired worldwide rights to develop and commercialize the SAN-300 investigational drug in connection with our acquisition of Covella. Currently, there are seven issued U.S. patents that are owned by Biogen and licensed to us that we believe provide coverage for SAN-300 (U.S. Patent Nos. 7,358,054; 7,462,353; 6,955,810; 7,723,073; 7,910,099; 8,084,031; and 8,084,028), which expire in 2020 and 2022. In addition, we believe SAN-300, as a biological product, is entitled under the PPACA to a period of 12 years of regulatory exclusivity in the U.S.

Trademarks

We own, or have licensed the rights to use, the trademarks for each of our brand pharmaceutical products, as well as for our corporate name and logo. We have applied for trademark registration for various other names and logos. Over time, we intend to maintain registrations on trademarks that remain valuable to our business.

Competition

The pharmaceutical and biotechnology industries are intensely competitive in the markets in which our commercial products compete and investigational drugs may compete, and there are many other currently marketed products that are well-established and successful, as well as development programs underway. In addition, many of our competitors are large, well-established companies in the pharmaceutical and biotechnology fields with significantly greater financial resources, sales and marketing capabilities, manufacturing capabilities, experience in obtaining regulatory approvals for product candidates, and other resources than we do. Larger pharmaceutical and biotechnology companies typically have significantly larger field sales force organizations and invest significant amounts in advertising and marketing their products. As a result, these larger companies are able to reach a greater number of physicians and consumers than we can with our smaller sales organization.

If we are unable to compete successfully, our business, financial condition and results of operations will be materially adversely affected.

Uceris competes with many other products, including:

•	branded 5-aminosalicylate prescription products (such as Asacol®, Lialda®, Pentasa® and Apriso®);

•	generic 5-aminosalicylate prescription products (such as sulfasalzine, mesalamine, and balsalazide);

•	generic prescription corticosteroids (such as prednisone and hydrocortisone);

•	branded and generic prescription immunosuppressive products (such as aziothioprine and 6-mercaptopurine); and

•	branded anti-TNF-a prescription products (such as Remicade® and Humira®).

Zegerid (branded and authorized generic) competes with many other products, including:

•	branded PPI prescription products (such as Nexium®, Aciphex® and Dexilant®);

•	generic PPI prescription products (such as delayed-release omeprazole, delayed-release lansoprazole and delayed-release pantoprazole);

•	OTC PPI products (such as Prilosec OTC® , Prevacid® 24HR and store-brand versions); and

•	other prescription and/or OTC acid-reducing agents (such as histamine-2 receptor antagonists and antacids).

Glumetza competes with many other products, including:

•	other branded immediate-release and extended-release metformin products (such as Fortamet®, Glucophage® and Glucophage XR®);

•	branded extended-release metformin combination products (such as Janumet®XR and Kombiglyze®XR);

•	generic immediate-release and extended-release metformin products; and

•	other prescription diabetes treatments.

In addition, various companies are developing new products that may compete with the Glumetza products in the future. For example, Depomed has licensed rights to use its extended-release patents in combination with canagliflozin, a sodium-glucose transporter-2, or SGLT2, compound being developed by Janssen. Depomed has also licensed rights to use its extended-release metformin patents to Boehringer Ingelheim for use with certain fixed dose combination products that include proprietary Boehringer Ingelheim compounds.

Like Glumetza, Cycloset competes with many other products, including:

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

Fenoglide competes with many other products, including:

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

In addition, if approved, our investigational drugs will compete with many other drug and biologic products that are already entrenched in the marketplace, as well as face competition from other product candidates currently under development.

Research and Development

Our research and development expenses were $25.8 million for 2012, $18.4 million for 2011 and $17.4 million for 2010. Research and development expenses have historically consisted primarily of costs associated with clinical studies of our investigational drugs as well as clinical studies designed to further differentiate our products from those of our competitors, development of and preparation for commercial manufacturing of our products, compensation and other expenses related to research and development personnel and facilities expenses.

Our research and development efforts are currently focused on the Uceris phase IIIb program and our Ruconest, rifamycin SV MMX and SAN-300 investigational drugs. Additional information about these development programs is set forth above under the headings “Business — Marketed and Approved Products” and “Business — Investigational Drugs.”

In the future, we may conduct additional clinical studies to further differentiate our marketed products and investigational drugs, as well as conduct research and development related to any future products that we may in-license or otherwise acquire. Although we are currently focused primarily on the advancement of Uceris and the Ruconest, rifamycin SV MMX and SAN-300 investigational drugs, we anticipate that we will make determinations as to which development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific, clinical and commercial merits of each project. We are unable to estimate with any certainty the research and development costs that we may incur in the future.

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

Marketing Exclusivity Under the Hatch-Waxman Act

Under the Hatch-Waxman Act, newly-approved drugs and indications benefit from a statutory period of non-patent marketing exclusivity. The Hatch-Waxman Act provides five-year marketing exclusivity to the first applicant to gain approval of an NDA for a new chemical entity, meaning that the FDA has not previously approved any other new drug containing the same active moiety. The Hatch-Waxman Act prohibits the submission of an ANDA or a Section 505(b)(2) NDA for another version of such drug during the five-year exclusive period; however, submission of an ANDA or Section 505(b)(2) NDA containing a paragraph IV certification is permitted after four years, which may trigger a 30-month stay of approval of the ANDA or Section 505(b)(2) NDA. Protection under Hatch-Waxman will not prevent the submission or approval of another full NDA; however, the applicant would be required to conduct its own preclinical and adequate and well-controlled clinical trials to demonstrate safety and effectiveness. The Hatch-Waxman Act also provides three years of marketing exclusivity for the approval of new and supplemental NDAs, including Section 505(b)(2) NDAs, for, among other things, new indications, dosages or strengths of an existing drug, if new clinical investigations that were conducted or sponsored by the applicant are essential to the approval of the application. Additionally, six months of marketing exclusivity is available under Section 505A of the FDCA if, in response to a written request from the FDA, a sponsor submits and the agency accepts certain requested information relating to the use of the approved drug in the pediatric population.

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

The reforms imposed by the new law will significantly impact the pharmaceutical industry; however, the full effects of the PPACA cannot be known until these provisions are implemented. It is also possible that the PPACA may be modified or repealed in the future. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products or investigational drugs.

Employees

As of January 31, 2013, we had 290 employees. A total of 61 employees were engaged in clinical research, regulatory, quality assurance, product development and manufacturing, and medical affairs, 201 were engaged in sales, marketing, commercial operations and business development, and 28 were engaged in administration and finance.

Available Information

We make available free of charge on or through our Internet web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our Internet address is www.santarus.com. Information is also available through the SEC’s website at www.sec.gov or is available at the SEC’s Public Reference Room located at 100 F Street, NE, Washington DC, 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The information in or accessible through the SEC and our web site are not incorporated into, and are not considered part of, this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

In the near-term, the success of our business will depend on many factors, including:

•

our ability to generate revenues from our marketed products: Uceris™ (budesonide) extended release tablets, Zegerid® (omeprazole/sodium bicarbonate) capsules and powder for oral suspension, Glumetza® (metformin hydrochloride extended release tablets), Cycloset® (bromocriptine mesylate) tablets, and Fenoglide® (fenofibrate) tablets;

•	our ability to continue to generate revenues from our authorized generic Zegerid (omeprazole/sodium bicarbonate) capsules prescription product;

•	our ability to maintain patent coverage for our promoted commercial products, including whether favorable outcomes are obtained in pending and any future patent infringement lawsuits;

•

our ability to successfully advance the development of, obtain regulatory approval for and ultimately commercialize, our investigational drugs: Ruconest® (recombinant human C1 esterase inhibitor), rifamycin SV MMX® and SAN-300; and

•

our ability to further expand our product portfolio through co-promotion, in-licensing or acquisition of products that would be complementary to our existing products or that otherwise have attractive commercial potential.

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

Risks Related to Our Business and Industry

We are dependent upon our ability to generate revenues from our promoted commercial products, and we cannot be certain that we will be successful.

Our ability to generate product revenue in the near term will depend in part on the success of our promoted commercial products, which in turn will depend on several factors, including:

•	our ability to successfully launch Uceris and to generate and increase market demand for, and sales of, our promoted commercial products;

•	our ability to maintain patent coverage for our promoted commercial products, including whether favorable outcomes are obtained in pending and any future patent infringement lawsuits;

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

We promote Uceris under a strategic collaboration with Cosmo Technologies Limited, or Cosmo. We promote Zegerid under a license agreement with the University of Missouri. We promote Glumetza under a commercialization agreement with Depomed, Inc., or Depomed. We promote Cycloset under a distribution and license agreement with S2 Therapeutics, Inc., or S2, and VeroScience, LLC, or VeroScience. We promote Fenoglide under a license agreement with Healthcare Royalty Partners, L.P., or HRP, and Shore Therapeutics, Inc., or Shore. Our ability to successfully commercialize our marketed products is also subject to risks associated with these agreements, including the financial condition of our partners, the potential for termination of the agreements, and our reliance on our partners for certain key activities. We cannot be certain that our marketing of our promoted commercial products will result in increased demand for, and sales of, those products.

We are also dependent on our ability to generate and increase revenues from sales of our authorized generic Zegerid prescription products.

Under the terms of our distribution and supply agreement with Prasco LLC, or Prasco, Prasco distributes and sells an authorized generic of prescription Zegerid capsules in the U.S. Prasco pays us a specified invoice supply price and a percentage of the gross margin on sales of the authorized generic products.

We are dependent on Prasco and cannot be certain that Prasco will be able to maintain or increase revenues related to the authorized generic product. Even if physicians prescribe Zegerid products, third-party payors and pharmacists may encourage patients to use generic versions of other proton pump inhibitor, or PPI, products. In many cases, insurers and other healthcare payment organizations encourage the use of generic brands through their prescription benefits coverage and payment or reimbursement policies. Any inability to generate and increase sales of our authorized generic Zegerid prescription products would have a negative impact on our financial condition and results of operations.

Our investigational drugs will require significant development activities and ultimately may not be approved by the FDA, and any failure or delays associated with these activities or the FDA’s approval of such products would increase our costs and time to market.

We will not be permitted to market Ruconest, rifamycin SV MMX and SAN-300 or any other investigational drugs for which we may acquire rights in the U.S. until we complete all necessary development activities and obtain regulatory approval from the FDA.

To market a new drug in the U.S., we must submit to the FDA and obtain FDA approval of a new drug application, or NDA, or a biologics license application, or BLA. An NDA or BLA must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls, or CMC, to demonstrate the safety and effectiveness of the applicable investigational drug. The FDA’s regulatory review of NDAs and BLAs is becoming increasingly focused on product safety attributes, and even if approved, investigational drugs may not be approved for all indications requested and such approval may be subject to limitations on the indicated uses for which the drug may be marketed, restricted distribution methods or other limitations.

Failure can occur at any stage of clinical testing. The clinical study process may fail to demonstrate that our products are safe for humans or effective for their intended uses. Our clinical tests must comply with FDA and other applicable U.S. and foreign regulations, including a requirement that they be conducted in accordance with good clinical practices. We may encounter delays based on our inability to timely enroll enough patients to complete our clinical studies. We may suffer significant setbacks in advanced clinical studies, even after showing promising results in earlier studies. Based on results at any stage of clinical studies, we may decide to discontinue development of an investigational drug. We or the FDA may suspend clinical studies at any time if the patients participating in the studies are exposed to unacceptable health risks or if the FDA finds deficiencies in our applications to conduct the clinical studies or in the conduct of our studies.

Regulatory approval of an NDA or a BLA is difficult, time-consuming and expensive to obtain. The number and types of preclinical studies and clinical trials that will be required for NDA or BLA approval varies depending on the investigational drug, the disease or the condition that the investigational drug is designed to target and the regulations applicable to any particular investigational drug. Despite the time and expense associated with preclinical and clinical studies, failure can occur at any stage, and we could encounter problems that cause us to repeat or perform additional preclinical studies, CMC studies or clinical studies. The FDA and similar foreign authorities could delay, limit or deny approval of an investigational drug for many reasons, including because they:

•	may not deem an investigational drug to be adequately safe and effective;

•	may not find the data from preclinical studies, CMC studies and clinical studies to be sufficient to support a claim of safety and efficacy;

•	may interpret data from preclinical studies, CMC studies and clinical studies significantly differently than we do;

•	may not approve the manufacturing processes or facilities utilized for our development activities or our proposed commercial manufacturing operations;

•	may conclude that we have not sufficiently demonstrated long-term stability of the formulation for which we are seeking marketing approval;

•	may change approval policies (including with respect to our investigational drugs’ class of drugs) or adopt new regulations; or

•	may not accept a submission due to, among other reasons, the content or formatting of the submission.

Even if we believe that data collected from our preclinical studies, CMC development program and clinical studies of our investigational drugs are promising and that our information and procedures regarding CMC are sufficient, our data may not be sufficient to support marketing approval by the FDA or any other U.S. or foreign regulatory authority, or regulatory interpretation of these data and procedures may be unfavorable. In addition, before the FDA approves one of our investigational drugs, the FDA may choose to conduct an inspection of one or more clinical or manufacturing sites. These inspections may be conducted by the FDA both at U.S. sites as well as overseas. Any restrictions on the ability of FDA investigators to travel overseas to conduct such inspections, either because of financial or other reasons including political unrest, disease outbreaks or terrorism, could delay the inspection of overseas sites and consequently delay FDA approval of our investigational drugs.

Our product development costs will increase and our product revenues will be delayed if we experience delays or setbacks for any reason. In addition, such failures could cause us to abandon an investigational drug entirely. If we fail to take any current or future investigational drug from the development stage to market, we will have incurred significant expenses without the possibility of generating revenues, and our business will be adversely affected.

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

In addition to the general development and regulatory risks described above, each of our investigational drugs is subject to the following additional risks:

Ruconest (recombinant human C1 esterase inhibitor)

Ruconest is a recombinant version of the human protein C1 esterase inhibitor, which is produced using proprietary transgenic technology. We have rights to commercialize Ruconest in North America under a license agreement with Pharming Group NV, or Pharming.

In November 2012, we announced that when compared with placebo, Ruconest demonstrated a significantly shorter time to beginning of relief of symptoms, the primary endpoint, in a pivotal phase III clinical study that was conducted to evaluate the safety and efficacy of Ruconest 50 IU/kg for the treatment of acute attacks of angioedema in patients with HAE. We plan to submit a BLA to the FDA during the second quarter of 2013, seeking approval to market Ruconest for the treatment of acute attacks of angioedema in patients with HAE.

In addition, we currently are exploring clinical and regulatory strategies with the goal of initiating a proof-of-concept study in late 2013 to evaluate Ruconest for the treatment of acute pancreatitis. This program is very early stage, and we cannot be certain that we will be able to initiate the study in a timely manner or at all or otherwise pursue development for this indication.

We cannot be certain as to whether the BLA will be timely submitted or whether the FDA will accept the BLA for review following submission and ultimately approve it. Although the top-line results from the phase III study were positive, we cannot be sure that the FDA will concur with our clinical interpretation of the results or the conduct of the study. Ultimately, the FDA may provide us with a complete response letter or take other action that could delay or prevent approval. The FDA may ultimately conclude that we have not demonstrated sufficient safety or efficacy to approve a BLA filing for this investigational drug or may require additional clinical studies or other development programs before approving Ruconest. The costs of any additional clinical studies and development programs could be significant, and we and Pharming may not have sufficient resources to complete any additional development requirements in a prompt manner or at all.

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

Moreover, Ruconest utilizes Pharming’s transgenic technology platform for the production of recombinant human proteins, and to date there has been only one other prescription product approved by the FDA that utilizes transgenic technology. As a result, Ruconest is subject to risks related to the novelty of its technology platform as well as other general development risks, any of which may result in additional costs and delays prior to our ability to obtain U.S. regulatory approval for, and commercialize, Ruconest.

Rifamycin SV MMX

In September 2012, we announced positive top-line results from a phase III clinical study to evaluate the safety and efficacy of rifamycin SV MMX for the treatment of patients with travelers’ diarrhea. The study results showed that rifamycin SV MMX, when compared with placebo, demonstrated a statistically significant reduction in the time to last unformed stool, or TLUS, the primary endpoint of the study. We have licensed rights to develop and commercialize rifamycin SV MMX in the U.S. from Cosmo.

Dr. Falk Pharma GmbH, or Dr. Falk, Cosmo’s European development partner, is conducting a second phase III clinical study to evaluate the efficacy of rifamycin SV MMX versus ciprofloxacin with a primary endpoint of TLUS in patients with travelers’ diarrhea. Based on a prespecified interim analysis, an independent data monitoring committee has recommended that approximately 250 patients be added to the study, which originally targeted enrolling approximately 780 patients. Dr. Falk is working with the Indian regulatory authorities to gain approval for this amendment to the protocol. We anticipate that the estimated timeline for completion of the study will be updated once Dr. Falk receives approval to move forward with the amended protocol. The Dr. Falk study has taken longer than originally anticipated and we cannot be certain that it will be completed in a timely manner or at all. Assuming positive results in the second phase III clinical study, we and Dr. Falk plan to share the clinical data from our respective phase III studies for inclusion in each company’s regulatory submissions. We cannot be certain that Dr. Falk will be able to complete its study in a timely manner or that results from Dr. Falk’s study will be positive or provide a sufficient basis for planned regulatory submissions.

SAN-300 (anti-VLA-1antibody)

We have acquired the exclusive worldwide rights to a humanized anti-VLA-1 monoclonal antibody, or mAb, development program, through the acquisition of Covella Pharmaceuticals, Inc., or Covella, and a related license agreement with Biogen Idec MA Inc., or Biogen. SAN-300, our anti-VLA-1 mAb, is an inhibitor of VLA-1, also known as a1b1 integrin, and has shown activity in multiple preclinical models of inflammatory and autoimmune diseases. We initially expect to develop SAN-300 for the treatment of rheumatoid arthritis.

In December 2012, we completed a phase I dose-escalation clinical study in healthy volunteers to determine the safety, tolerability, pharmacokinetics and pharmacodynamics of single doses of SAN-300 in both intraveneous, or IV, and subcutaneous formulations. The phase I study was conducted in Australia and enrolled a total of 66 healthy volunteers . We plan to begin a phase IIa clinical study evaluating SAN-300 for treatment of rheumatoid arthritis during the fourth quarter of 2013.

Although SAN-300 has shown activity in pre-clinical models, it is at a very early stage of development, and has only recently completed the initial phase of human clinical testing. As a result, we cannot be certain that further clinical testing and any necessary additional pre-clinical testing will be timely or successful, and there are many significant risks for this early-stage development program.

Our reliance on our strategic partners, third-party clinical investigators and clinical research organizations, or CROs, may result in delays in completing, or a failure to complete, clinical studies or we may be unable to use the clinical data gathered if they fail to comply with our patient enrollment criteria, our clinical protocols or regulatory requirements, or otherwise fail to perform under our agreements with them.

As an integral component of our clinical development programs, we engage clinical investigators and CROs to enroll patients and conduct and manage our clinical studies, including CROs located both within and outside the U.S. In addition, it is anticipated that U.S. regulatory approval for many of our investigational drugs will be supported in part by clinical studies that have been or are being conducted by our strategic partners in connection with CROs or other third parties. Accordingly, our ability to successfully commercialize these products is subject to risks associated with our agreements with these partners, including the potential for early termination of the agreements and the financial condition of our partners. As a result, many key aspects of this process have been and will be out of our direct control and are impacted by general conditions both within and outside the U.S. If the CROs and other third parties that we rely on for patient enrollment and other portions of our clinical studies fail to perform the clinical studies in a timely and satisfactory manner and in compliance with applicable U.S. and foreign regulations, including the FDA’s regulations relating to good clinical practices, we could face significant delays in completing our clinical studies or we may be unable to rely in the future on the clinical data generated. If these CROs or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our patient enrollment criteria, our clinical protocols, regulatory requirements or for other reasons, our clinical studies may be extended, delayed or terminated, we may be required to repeat one or more of our clinical studies and we may be unable to obtain or maintain regulatory approval for or successfully commercialize our products.

The markets in which we compete are intensely competitive and many of our competitors have significantly more resources and experience, which may limit our commercial opportunity.

The pharmaceutical and biotechnology industries are intensely competitive in the markets in which our commercial products compete and our investigational drugs may compete, and there are many other currently marketed products that are well-established and successful, as well as development programs underway. In addition, many of our competitors are large, well-established companies in the pharmaceutical and biotechnology fields with significantly greater financial resources, sales and marketing capabilities, manufacturing capabilities, experience in obtaining regulatory approvals for product candidates, and other resources than we do. Larger pharmaceutical and biotechnology companies typically have significantly larger field sales force organizations and invest significant amounts in advertising and marketing their products. As a result, these larger companies are able to reach a greater number of physicians and consumers than we can with our smaller sales organization.

If we are unable to compete successfully, our business, financial condition and results of operations will be materially adversely affected.

Our marketed prescription products currently compete with many other drug products.

Uceris competes with many other products, including:

•	branded 5-aminosalicylate prescription products (such as Asacol®, Lialda®, Pentasa® and Apriso®);

•	generic 5-aminosalicylate prescription products (such as sulfasalzine, mesalamine, and balsalazide);

•	generic prescription corticosteroids (such as prednisone and hydrocortisone);

•	branded and generic prescription immunosuppressive products (such as aziothioprine and 6-mercaptopurine); and

•	branded anti-TNF-a prescription products (such as Remicade® and Humira®).

Zegerid (branded and authorized generic) competes with many other products, including:

•	branded PPI prescription products (such as Nexium®, Aciphex® and Dexilant®);

•	generic PPI prescription products (such as delayed-release omeprazole, delayed-release lansoprazole and delayed-release pantoprazole);

•	OTC PPI products (such as Prilosec OTC®, Prevacid® 24HR and store-brand versions); and

•	other prescription and/or OTC acid-reducing agents (such as histamine-2 receptor antagonists and antacids).

Glumetza competes with many other products, including:

•	other branded immediate-release and extended-release metformin products (such as Fortamet®, Glucophage® and Glucophage XR®);

•	branded extended-release metformin combination products (such as Janumet®XR and Kombiglyze®XR);

•	generic immediate-release and extended-release metformin products; and

•	other prescription diabetes treatments.

In addition, various companies are developing new products that may compete with the Glumetza products in the future. For example, Depomed has licensed rights to use its extended-release patents in combination with canagliflozin, a sodium-glucose transporter-2, or SGLT2, compound being developed by Janssen. Depomed has also licensed rights to use its extended-release metformin patents to Boehringer Ingelheim for use with certain fixed dose combination products that include proprietary Boehringer Ingelheim compounds.

Like Glumetza, Cycloset competes with many other products, including:

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

Fenoglide competes with many other products, including:

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

In addition, if approved, our investigational drugs will compete with many other drug and biologic products that are already entrenched in the marketplace, as well as face competition from other product candidates currently under development.

Our ability to generate revenues also depends on the success of our strategic alliances with MSD Consumer Products, Inc., a subsidiary of Merck & Co., Inc., or Merck, and Glaxo Group Limited, an affiliate of GlaxoSmithKline, plc, or GSK.

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

See also “Risks Related to Our Intellectual Property” for a description of the Zegerid related patent litigation and the potential impact on our strategic alliances.

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

We have limited control over our third-party manufacturers and strategic partners, including with respect to regulatory compliance and quality assurance matters. Any delay or interruption of supply related to a failure to comply with regulatory or other requirements, or in connection with transfer of manufacturing activities to alternate facilities, would limit our ability to sell our products. Any manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims. With respect to our investigational drugs, if the FDA finds significant issues with any of our manufacturers during the pre-approval inspection process, the approval of those drugs could be delayed while the manufacturer addresses the FDA’s concerns, or we may be required to identify and obtain the FDA’s approval of a new supplier. This could result in significant delays before manufacturing of our products can begin, which in turn would delay commercialization of our products. In addition, the importation of pharmaceutical materials into the U.S. is subject to regulation by the FDA, and the FDA can refuse to allow an imported item into the U.S. if it is not satisfied that the product complies with applicable laws or regulations.

For Uceris, we rely on Cosmo, located in Italy, to manufacture and supply all of our drug product requirements. We recently entered into a manufacturing and supply agreement with Cosmo relating to the commercial supply of Uceris.

For Zegerid, we currently rely on Norwich Pharmaceuticals, Inc., located in New York, as the sole third-party manufacturer of the brand and related authorized generic product. In addition, we rely on a Patheon Inc., or Patheon, facility located in Canada for the supply of Zegerid powder for oral suspension.

For Glumetza 500 mg, we assumed from Depomed a commercial manufacturing agreement with Patheon, and, accordingly, we rely on a Patheon facility located in Puerto Rico as the sole third-party manufacturer of Glumetza 500 mg. We currently rely on Depomed to oversee product manufacturing and supply of Glumetza 1000 mg. In turn, Depomed relies on a Valeant Pharmaceuticals International, Inc. facility located in Canada as the sole third-party manufacturer of Glumetza 1000 mg.

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

For our Ruconest investigational drug, we rely on Pharming to oversee product manufacturing and supply. In turn, Pharming utilizes certain of its own facilities as well as third-party manufacturing facilities for supply, all of which are located in Europe.

For our rifamycin SV MMX investigational drug, we will rely on Cosmo, located in Italy, to manufacture and supply all of our drug product requirements. We plan to enter into a manufacturing and supply agreement with Cosmo relating to the commercial supply of rifamycin SV MMX.

For our SAN-300 investigational drug, we are utilizing materials previously manufactured by Biogen for the production of clinical trial materials. In the future, Biogen has a right of first offer to supply our product requirements. We plan to contract with a third-party manufacturer in the event Biogen elects not to supply our product requirements.

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

Any delay, interruption or cessation of production by our third-party manufacturers or strategic partners of our commercial products or investigational drugs or their respective materials and components, as a result of any of the above factors or otherwise, may limit our ability to meet demand for our commercial products resulting in lost potential revenue or, with respect to investigational drugs, delay any ongoing clinical trials, which could have a material adverse impact on our business, results of operations and financial condition.

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

Following receipt of regulatory approval, any products that we market continue to be subject to extensive regulation. These regulations impact many aspects of our operations, including the manufacture, labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion and record keeping related to the products. The FDA also frequently requires post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products. For example, in connection with the approval of Zegerid powder for oral suspension, we committed to commence clinical studies to evaluate the product in pediatric populations. We have not yet commenced any of the studies and have requested a waiver of this requirement from the FDA. Similarly, in connection with the approval of Uceris, we committed to a post-marketing requirement to conduct an 8-week randomized clinical study in children 5 to 17 years of age with active, mild to moderate ulcerative colitis. We currently plan to submit the protocol for this study later this year and expect to initiate the study once we have reached agreement with the FDA on the study design. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, disgorgement of money, operating restrictions and criminal prosecution.

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

The Patient Protection and Affordable Care Act, or PPACA, enacted in 2010, imposes new reporting and disclosure requirements for pharmaceutical and device manufacturers with regard to payments or other transfers of value made to physicians and teaching hospitals. In addition, pharmaceutical and device manufacturers will also be required to report and disclose investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties for payments, transfers of value or ownership or investment interests not reported in an annual submission. The reforms imposed by the PPACA will significantly impact the pharmaceutical industry; however, the full effects of the new law cannot be known until these provisions are implemented. In addition, although the PPACA was recently upheld by the U.S. Supreme Court, it is possible that the PPACA may be modified or repealed in the future.

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

Our business exposes us to potential liability risks that may arise from the clinical testing, manufacture and sale of our marketed products and investigational drugs. These risks exist even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA. Any product liability claim or series of claims brought against us could significantly harm our business by, among other things, reducing demand for our products, injuring our reputation and creating significant adverse media attention and costly litigation. Plaintiffs have received substantial damage awards in some jurisdictions against pharmaceutical companies based upon claims for injuries allegedly caused by the use of their products. Any judgment against us that is in excess of our insurance policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Although we have product and clinical study liability insurance with a coverage limit of $15.0 million, this coverage may prove to be inadequate. Furthermore, we cannot be certain that our current insurance coverage will continue to be available for our commercial or clinical study activities on reasonable terms, if at all. Further, we may not have sufficient capital resources to pay a judgment, in which case our creditors could levy against our assets, including our intellectual property.

If we are unable to retain key personnel, our business will suffer.

We are a small company and, as of December 31, 2012, had 251 employees. Our success depends on our continued ability to retain and motivate highly qualified management, clinical, regulatory, manufacturing, product development, business development and sales and marketing personnel. We may not be able to recruit and retain qualified personnel in the future, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results.

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

We have licensed the primary patent rights for each of our products and investigational drugs. Although we consult with our strategic partners and licensors concerning our licensed patent rights, in most cases those partners remain primarily responsible for prosecution activities. We cannot control the amount or timing of resources that our strategic partners and licensors devote to these activities. As a result of this lack of control and general uncertainties in the patent prosecution process, we cannot be sure that any additional patents will ever be issued or that the issued patents will be properly maintained. In addition, we are subject to the risk that one or more of our licenses could be terminated and any loss of our license rights would negatively impact our ability to develop, manufacture and commercialize our products and investigational drugs.

In addition, any patent litigation settlement agreements we enter with regard to our products could be subject to further review by the U.S. Department of Justice and the Federal Trade Commission. Any legal or regulatory challenge to one or more of our settlement agreements by the U.S. Department of Justice and/or the Federal Trade Commission could adversely impact our business and revenues.

Uceris

We have exclusive rights to develop and commercialize Uceris in the U.S. under our strategic collaboration with Cosmo. Currently, there are four issued U.S. patents that are owned by Cosmo and licensed to us that we believe provide coverage for Uceris (U.S. Patent Nos. 7,431,943, 7,410,651; RE43,799 and 8,293,273), each of which expires in 2020.

Zegerid and Pending Patent Litigation

We have entered into an exclusive, worldwide license agreement with the University of Missouri for patents and pending patent applications relating to specific formulations of PPIs with antacids and other buffering agents and methods of using these formulations. Currently, there are three U.S. patents that we believe provide coverage for our Zegerid products (U.S. Patent Nos. 5,840,737; 6,780,882; and 7,399,772), each of which expires in 2016. In addition to the issued U.S. patent coverage described above, several international patents have been issued.

Zegerid Rx and Zegerid OTC Patent Litigation

Zegerid Rx Litigation

In April 2010, the U.S. District Court for the District of Delaware ruled that five patents covering Zegerid capsules and Zegerid powder for oral suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772) were invalid due to obviousness. These patents were the subject of lawsuits we filed in 2007 against Par Pharmaceutical, Inc., or Par, in response to abbreviated new drug applications, or ANDAs, filed by Par with the FDA. The University of Missouri, licensor of the patents, is joined in the litigation as a co-plaintiff. In May 2010, we filed an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. Following the District Court’s decision, Par launched its generic version of Zegerid capsules in late June 2010.

In September 2012, the U.S. Court of Appeals for the Federal Circuit reversed in part the April 2010 decision of the District Court. The Federal Circuit found that certain claims of asserted U.S. Patent Nos. 6,780,882 and 7,399,772, which Par had been found to infringe, were not invalid due to obviousness. These patents represent two of the five patents that were found to be invalid by the District Court, and the Federal Circuit affirmed the District Court’s finding of invalidity for the asserted claims from the remaining three patents. The Federal Circuit also upheld the District Court’s finding that there was no inequitable conduct. Following the Federal Circuit’s decision, Par announced that it had ceased distribution of its generic Zegerid capsules product in September 2012. In December 2012, the Federal Circuit issued an order denying a combined petition for panel and en banc rehearing filed by Par and issued its mandate, remanding the case to the District Court for further proceedings pertaining to damages. In February 2013, we filed an amended complaint with the District Court for infringement of U.S. Patent Nos. 6,780,882 and 7,399,772 and requested a jury trial with respect to the issue of damages in connection with Par’s launch of its generic version of Zegerid capsules in June 2010. In March 2013, Par filed its amended answer, which alleges, among other things, failure to state a claim upon which relief can be granted and non-infringement based on purported invalidity of the two asserted patents. In addition, Par filed a motion for a judgment on the pleadings, alleging, among other things, that the two asserted patents are invalid because the Federal Circuit purportedly did not expressly address certain prior art references considered by the District Court. Although we do not believe that Par has a meritorious basis upon which to further challenge validity of the asserted patents in this proceeding, we cannot be certain of the timing or outcome of this or any other proceedings.

In December 2011, we filed a lawsuit in the U.S. District Court for the District of New Jersey against Zydus Pharmaceuticals USA, Inc., or Zydus, for infringement of the patents listed in the Orange Book for Zegerid capsules. The University of Missouri, licensor of the patents, is joined in the litigation as a co-plaintiff. Zydus had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid capsules prior to the expiration of the listed patents. In September 2012, we amended our complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the September 2012 Federal Circuit decision. In October 2012, Zydus filed its answer, which alleges, among other things, failure to state a claim upon which relief can be granted. The lawsuit was commenced within the requisite 45 day time period, resulting in an FDA stay on the approval of Zydus’ proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. The Markman hearing for this matter has been scheduled in July 2013 and a trial has been scheduled in January 2014. Absent a court decision, the 30-month stay is expected to expire in May 2014. We are not able to predict the timing or outcome of this lawsuit.

In August 2012, we filed a lawsuit in the U.S. District Court for the District of New Jersey against Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc., collectively referred to herein as Dr. Reddy’s, for infringement of the patents listed in the Orange Book for Zegerid capsules. The University of Missouri, licensor of the patents, is joined in the litigation as a co-plaintiff. Dr. Reddy’s had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid capsules prior to the expiration of the listed patents. In October 2012, we amended our complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the September 2012 Federal Circuit decision. Also in October 2012, Dr. Reddy’s filed its answer, which alleges, among other things, non-infringement, invalidity, failure to state a claim upon which relief can be granted and estoppel. The lawsuit was commenced within the requisite 45 day time period, resulting in an FDA stay on the approval of Dr. Reddy’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. The Markman hearing for this matter has been scheduled in July 2013 and a trial has been scheduled in July 2014. Absent a court decision, the 30-month stay is expected to expire in January 2015. We are not able to predict the timing or outcome of this lawsuit.

Zegerid OTC Litigation

In September 2010, Merck filed a lawsuit in the U.S. District Court for the District of New Jersey against Par for infringement of the patents listed in the Orange Book for Zegerid OTC. We and the University of Missouri, licensors of the listed patents, are joined in the lawsuit as co-plaintiffs. Par had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. In October 2012, Merck amended its complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the September 2012 Federal Circuit decision. Also in October 2012, Par filed its answer, which alleges, among other things, failure to state a claim upon which relief can be granted, non-infringement and invalidity. Par has received tentative approval of its proposed generic Zegerid OTC product. The lawsuit was commenced within the requisite 45-day time period, resulting in an FDA stay on the approval of Par’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. Although the 30-month stay expired in February 2013, the parties have agreed that Par will not launch its generic Zegerid OTC product unless there is a District Court judgment favorable to Par or in certain other specified circumstances. The Markman hearing for this matter has been scheduled in July 2013 and a trial has been scheduled in January 2015. We are not able to predict the timing or outcome of this lawsuit.

In September 2010, Merck filed a lawsuit in the U.S. District Court for the District of New Jersey against Perrigo Research and Development Company, or Perrigo, for infringement of the patents listed in the Orange Book for Zegerid OTC. We and the University of Missouri, licensors of the listed patents, were joined in the lawsuits as co-plaintiffs. Perrigo had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. In January 2013, this case was settled allowing entry by Perrigo upon expiration of the applicable patents (or earlier under certain circumstances), and the District Court entered an order dismissing the case with prejudice.

In December 2011, Merck filed a lawsuit in the U.S. District Court for the District of New Jersey against Zydus for infringement of the patents listed in the Orange Book for Zegerid OTC. We and the University of Missouri, licensors of the listed patents, are joined in the litigation as co-plaintiffs. Zydus had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. In September 2012, Merck amended its complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the September 2012 Federal Circuit decision. In October 2012, Zydus filed its answer, which alleges, among other things, failure to state a claim upon which relief can be granted. The lawsuit was commenced within the requisite 45-day time period, resulting in an FDA stay on the approval of Zydus’ proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. Absent a court decision, the 30-month stay is expected to expire in May 2014. The Markman hearing for this matter has been scheduled in July 2013 and a trial has been scheduled in January 2014. We are not able to predict the timing or outcome of this lawsuit.

Any adverse outcome in the Zegerid Rx and Zegerid OTC litigation described above would adversely impact our business, including the amount of revenues we receive from sales of Zegerid brand and authorized generic prescription products and our ability to receive, milestone payments and royalties under our agreement with Merck. For example, the royalties payable to us under our license agreement with Merck are subject to reduction in the event it is ultimately determined by the courts (with the decision being unappealable or unappealed within the time allowed for appeal) that there is no valid claim of the licensed patents covering the manufacture, use or sale of the Zegerid OTC product and third parties have received marketing approval for, and are conducting bona fide ongoing commercial sales of, generic versions of the licensed products. Any negative outcome may also negatively impact the patent protection for the products being commercialized pursuant to our ex-US license with GSK. Although a U.S. ruling is not binding in countries outside the U.S., similar challenges to those raised in the U.S. litigation may be raised in territories outside the U.S. At this time we are unable to estimate possible losses or ranges of losses for ongoing actions.

Regardless of how these litigation matters are ultimately resolved, the litigation has been and will continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on our business.

Glumetza and Pending Patent Litigation

We have exclusive rights to manufacture and commercialize the Glumetza products in the U.S., including its territories and possessions and Puerto Rico, under our commercialization agreement with Depomed. Currently, there are four issued U.S. patents that are owned or licensed by Depomed that we believe provide coverage for the Glumetza 500 mg dose product (U.S. Patent Nos. 6,340,475; 6,635,280; 6,488,962; and 6,723,340), with expiration dates in 2016, 2020 and 2021. There are three issued U.S. patents that are owned or licensed by Depomed that we believe provide coverage for the Glumetza 1000 mg dose product (U.S. Patent Nos. 6,488,962; 7,780,987; and 8,323,692), with expiration dates in 2020 and 2025.

In November 2009, Depomed filed a lawsuit in the U.S. District Court for the Northern District of California against Lupin Limited and its wholly owned subsidiary, Lupin Pharmaceuticals, Inc., collectively referred to herein as Lupin, for infringement of certain patents listed in the Orange Book for Glumetza. The lawsuit was filed in response to an ANDA filed with the FDA by Lupin regarding Lupin’s intent to market generic versions of Glumetza 500 mg and 1000 mg tablets prior to the expiration of the listed patents. In February 2012, we and Depomed entered into a settlement agreement with Lupin that grants Lupin the right to begin selling a generic version of Glumetza in February 2016, or earlier under certain circumstances. In March 2012, the U.S. District Court for the Northern District of California entered an order dismissing the litigation.

In June 2011, Depomed filed a lawsuit in the U.S. District Court for the District of New Jersey against Sun Pharma Global FZE, Sun Pharmaceutical Industries Ltd. and Sun Pharmaceutical Industries Inc., collectively referred to herein as Sun, for infringement of the patents listed in the Orange Book for Glumetza. Valeant International Bermuda, or Valeant, was joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by Sun regarding Sun’s intent to market generic versions of Glumetza 500 mg and 1000 mg tablets prior to the expiration of the listed patents. In January 2013, we, Depomed and Valeant entered into a settlement agreement with Sun that grants Sun the right to begin selling a generic version of Glumetza in August 2016, or earlier under certain circumstances. In January 2013, the District Court dismissed the lawsuit without prejudice in view of the settlement agreement. The settlement agreement is subject to review by the U.S. Department of Justice and the Federal Trade Commission.

In April 2012, Depomed filed a lawsuit in the U.S. District Court for the District of Delaware against Watson Laboratories, Inc. — Florida, Actavis, Inc. and Watson Pharma, Inc., collectively referred to herein as Watson, for infringement of the patents listed in the Orange Book for Glumetza 1000 mg at the time the lawsuit was filed (U.S. Patent Nos. 6,488,962 and 7,780,987). Valeant is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by Watson regarding Watson’s intent to market a generic version of Glumetza 1000 mg tablets prior to the expiration of the listed patents. Depomed and Valeant commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Watson’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents. Absent a court decision, the 30-month stay is expected to expire in September 2014. Watson has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, failure to state a claim, lack of subject matter jurisdiction, and has also filed counterclaims. In February 2013, Depomed amended its complaint to add infringement of a newly listed Orange Book patent (U.S. Patent No. 8,323,692), as well as two non-Orange Book listed patents (U.S. Patent Nos. 7,736,667 and 8,329,215). The Markman hearing for this matter has been scheduled in April 2014, and the trial has been scheduled in May 2014. We are not able to predict the timing or outcome of this lawsuit.

In February 2013, Depomed filed a lawsuit in the U.S. District Court for the District of Delaware against Watson Laboratories, Inc. — Florida, Actavis, Inc. and Watson Pharma, Inc., collectively referred to herein as Watson, for infringement of the patents listed in the Orange Book for Glumetza 500 mg at the time the lawsuit was filed (U.S. Patent Nos. 6,340,475; 6,488,962; 6,635,280 and 6,723,340). The lawsuit was filed in response to an ANDA filed with the FDA by Watson regarding Watson’s intent to market a generic version of Glumetza 500 mg tablets prior to the expiration of the listed patents. Depomed commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Watson’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents. Absent a court decision, the 30-month stay is expected to expire in July 2015.

Under the terms of our commercialization agreement with Depomed, Depomed will manage the ongoing patent infringement litigation relating to Glumetza, subject to certain consent rights in favor of us, including with regard to any proposed settlements. We are responsible for 70% of the future out-of-pocket costs, and Depomed is responsible for 30% of the future out-of-pocket costs, related to patent infringement cases. Although Depomed has indicated that it intends to vigorously defend and enforce its patent rights, we are not able to predict the timing or outcome of ongoing or future actions. At this time we are unable to estimate possible losses or ranges of losses for ongoing actions.

Any adverse outcome in the litigation described above would adversely impact our business and revenues. Regardless of how these litigation matters are ultimately resolved, the litigation will continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on our business.

Cycloset

We have exclusive rights to manufacture and commercialize Cycloset in the U.S. under our distribution and license agreement with S2 and VeroScience. Currently, there are three issued U.S. patents that we have licensed from S2 and VeroScience that we believe provide coverage for Cycloset (U.S. Patent Nos. 5,679,685; 5,716,957; and 7,888,310), with expiration dates in 2014, 2015 and 2023.

Fenoglide and Pending Patent Litigation

We have exclusive rights to manufacture and commercialize Fenoglide in the U.S. under the terms of a license agreement with HRP and Shore. Currently, there are two issued U.S. patents that we believe provide coverage for the Fenoglide products (U.S. Patent Nos. 7,658,944, and 8,124,125), with expiration dates in 2024.

Prior to the execution of the license agreement, Shore entered into a settlement arrangement with Impax Laboratories, Inc., or Impax, in connection with patent infringement litigation associated with Impax’s ANDA for a generic version of Fenoglide and a related paragraph IV challenge. The settlement terms grant Impax a sublicense to begin selling a generic version of Fenoglide on October 1, 2015, or earlier under certain circumstances. In February 2012, the U.S. District Court for the District of Delaware entered an order dismissing the litigation, and we assumed Shore’s obligations associated with the sublicense to Impax.

In January 2013, we filed a lawsuit in the U.S. District Court for the District of Delaware against Mylan Inc. and Mylan Pharmaceuticals Inc., collectively referred to herein as Mylan, for infringement of the patents listed in the Orange Book for Fenoglide 120 mg and 40 mg (U.S. Patent Nos. 7,658,944, and 8,124,125). Veloxis Pharmaceuticals A/S, or Veloxis, is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by Mylan regarding Mylan’s intent to market a generic version of Fenoglide 120 mg and 40 mg tablets prior to the expiration of the listed patents. We commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Mylan’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in June 2015. Mylan has filed an answer in the case that asserts, among other things, non-infringement, invalidity, and failure to state a claim, and has also filed counterclaims. We are not able to predict the timing or outcome of this lawsuit.

Ruconest

We have exclusive rights to develop and commercialize the Ruconest investigational drug in the U.S., Canada and Mexico under our license and supply agreements with Pharming. Currently, there are two issued U.S. patents that are owned by Pharming and licensed to us that we believe provide coverage for Ruconest (U.S. Patent Nos. 7,067,713 and RE43,691), which expire in 2022 and 2024. In addition, we believe Ruconest, as a biological product, is entitled under the PPACA to a period of 12 years of regulatory exclusivity in the U.S.

Rifamycin SV MMX

We have exclusive rights to develop and commercialize the rifamycin SV MMX investigational drug in the U.S. under our strategic collaboration with Cosmo. Currently, there are two issued U.S. patents that are owned by Cosmo and licensed to us that we believe provide coverage for rifamycin SV MMX (U.S. Patent Nos. 7,431,943 and 8,263,120), which expire in 2020 and 2025. In addition, we believe rifamycin SV MMX, as a new chemical entity, is entitled to a period of five years of data exclusivity.

SAN-300

We acquired worldwide rights to develop and commercialize the SAN-300 investigational drug in connection with our acquisition of Covella. Currently, there are seven issued U.S. patents that are owned by Biogen and licensed to us that we believe provide coverage for SAN-300 (U.S. Patent Nos. 7,358,054; 7,462,353; 6,955,810; 7,723,073; 7,910,099; 8,084,031; and 8,084,028), which expire in 2020 and 2022. In addition, we believe SAN-300, as a biological product, is entitled under the PPACA to a period of 12 years of regulatory exclusivity in the U.S.

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

The extent of any future operating losses and our ability to sustain profitability are highly uncertain. We have been engaged in developing and commercializing drugs and have generated significant operating losses since our inception in December 1996. Our commercial activities and continued product development and clinical activities will require significant expenditures. For the year ended December 31, 2012, we recognized $218.0 million in total revenues, and, as of December 31, 2012, we had an accumulated deficit of $285.7 million.

We may incur additional operating losses and capital expenditures as we support the continued marketing of our products and development of our investigational drugs, as well as any other products or investigational drugs that we acquire or in-license.

Our quarterly financial results are likely to fluctuate significantly due to uncertainties about future sales levels for our marketed products and future costs associated with our investigational drugs.

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because the commercial success of, and demand for, marketed products, as well as the success and costs of our development programs are uncertain and therefore our future prospects are uncertain. The level of our revenues and results of operations at any given time will be based primarily on the following factors:

•	commercial success of our marketed prescription products;

•	potential to receive revenue from Zegerid authorized generic products;

•	results of clinical studies and other development programs;

•	our ability to obtain regulatory approval for our investigational drugs and any future investigational drugs we develop or in-license;

•	whether we are able to maintain patent protection for our products, including whether favorable outcomes are obtained in the pending litigation;

•	interruption in the manufacturing or distribution of our products;

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

We believe that our current cash, cash equivalents and short-term investments and use of our line of credit will be sufficient to fund our current operations through at least the next twelve months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed earlier than we expect. Although we do not believe that we will need to raise additional funds to finance our current operations through at least the next twelve months, we may pursue raising additional funds for various reasons, including to expand our commercial presence, in connection with licensing or acquisition of new marketed products or investigational drugs, to continue development of investigational drugs in our pipeline, or for other general corporate purposes. Sources of additional funds may include funds generated through equity and/or debt financing or through strategic collaborations or licensing agreements.

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

We cannot be certain that our existing cash, cash equivalents and short-term investments and use of our line of credit will be adequate to sustain our current operations. To the extent we require additional funding, we cannot be certain that such funding will be available to us on acceptable terms, or at all. If adequate funds are not available on terms acceptable to us at that time, our ability to continue our current operations or pursue new product opportunities would be significantly limited.

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

As of December 31, 2012, we had Federal and state income tax net operating loss carryforwards, or NOLs, of approximately $118.1 million and $129.7 million, respectively. Our ability to use our NOLs to offset taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOLs, and we cannot predict with certainty whether we will be able to generate future taxable income. In addition, even if we generate taxable income, realization of our NOLs to offset taxes that would otherwise be due could be restricted by annual limitations on use of NOLs triggered by an “ownership change” under Section 382 of the Internal Revenue Code and similar state provisions. An “ownership change” may occur when there is a 50% or greater change in total ownership of our company by one or more 5% shareholders within a three-year period. The loss of some or all of our NOLs could materially and adversely affect our business, financial condition and results of operations. In addition, California and certain states have suspended use of NOLs for certain taxable years, and other states may consider similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use NOLs in states in which we are subject to income tax could have an adverse impact on our operating results and financial condition.

Our results of operations and liquidity needs could be materially negatively affected by market fluctuations and economic downturn.

Our results of operations could be materially negatively affected by economic conditions generally, both in the U.S. and elsewhere around the world. Continuing concerns over U.S. spending and deficits, inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a difficult residential real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. Domestic and international equity markets have experienced and may continue to experience heightened volatility and turmoil based on domestic and international economic conditions and concern, including concerns over U.S. spending and deficits. In the event these economic conditions and concerns continue and the markets continue to remain volatile, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may decline. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. If economic instability continues, we cannot be assured that we will not experience losses on these deposits.

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

The trading price of our common stock may continue to fluctuate substantially as a result of one or more of the following factors:

•	announcements concerning our commercial progress and activities, including sales and revenue trends for the we promote and the status of the patent litigation relating to such products;

•	the sales and revenue trends for authorized generic Zegerid prescription products;

•	announcements concerning our products or competitive products, including progress under development programs, results of clinical studies or status of regulatory submissions;

•	announcements concerning any recalls or supply interruptions caused by manufacturing issues or otherwise;

•	announcements made by our strategic partners concerning their business or the products they develop or promote;

•	developments, including announcements concerning progress, delays or terminations, pursuant to our strategic alliances with Merck and GSK;

•	other disputes or developments concerning proprietary rights, including patents and trade secrets, litigation matters, and our ability to patent or otherwise protect our products and technologies;

•	conditions or trends in the pharmaceutical and biotechnology industries, including the impact and possible repeal of healthcare reform;

•	fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	changes in, or our failure to meet or exceed, investors’ and securities analysts’ expectations;

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

Although we believe that our current cash, cash equivalents and short-term investments and use of our line of credit will be sufficient to fund our current operations through at least the next twelve months, we may pursue raising additional funds for various reasons, including to expand our commercial presence, in connection with licensing or acquisition of new marketed products or investigational drugs, to continue development of investigational drugs in our pipeline, or for other general corporate purposes. Sources of additional funds may include funds generated through equity and/or debt financing, or through strategic collaborations or licensing agreements. To the extent we conduct substantial future offerings of equity or debt securities, such offerings could cause our stock price to decline. For example, we may issue securities under our existing universal shelf registration statement or we may pursue alternative financing arrangements.

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

Our primary office facility consists of approximately 40,000 square feet in San Diego, California. We lease our primary office facility pursuant to a lease agreement that expires in May 2020.

Item 3.	Legal Proceedings

Zegerid Rx and Zegerid OTC Patent Litigation

Zegerid Rx Litigation

In April 2010, the U.S. District Court for the District of Delaware ruled that five patents covering Zegerid capsules and Zegerid powder for oral suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772) were invalid due to obviousness. These patents were the subject of lawsuits we filed in 2007 against Par Pharmaceutical, Inc., or Par, in response to abbreviated new drug applications, or ANDAs, filed by Par with the FDA. The University of Missouri, licensor of the patents, is joined in the litigation as a co-plaintiff. In May 2010, we filed an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. Following the District Court’s decision, Par launched its generic version of Zegerid capsules in late June 2010.

In September 2012, the U.S. Court of Appeals for the Federal Circuit reversed in part the April 2010 decision of the District Court. The Federal Circuit found that certain claims of asserted U.S. Patent Nos. 6,780,882 and 7,399,772, which Par had been found to infringe, were not invalid due to obviousness. These patents represent two of the five patents that were found to be invalid by the District Court, and the Federal Circuit affirmed the District Court’s finding of invalidity for the asserted claims from the remaining three patents. The Federal Circuit also upheld the District Court’s finding that there was no inequitable conduct. Following the Federal Circuit’s decision, Par announced that it had ceased distribution of its generic Zegerid capsules product in September 2012. In December 2012, the Federal Circuit issued an order denying a combined petition for panel and en banc rehearing filed by Par and issued its mandate, remanding the case to the District Court for further proceedings pertaining to damages. In February 2013, we filed an amended complaint with the District Court for infringement of U.S. Patent Nos. 6,780,882 and 7,399,772 and requested a jury trial with respect to the issue of damages in connection with Par’s launch of its generic version of Zegerid capsules in June 2010. In March 2013, Par filed its amended answer, which alleges, among other things, failure to state a claim upon which relief can be granted and non-infringement based on purported invalidity of the two asserted patents. In addition, Par filed a motion for a judgment on the pleadings, alleging, among other things, that the two asserted patents are invalid because the Federal Circuit purportedly did not expressly address certain prior art references considered by the District Court. Although we do not believe that Par has a meritorious basis upon which to further challenge validity of the asserted patents in this proceeding, we cannot be certain of the timing or outcome of this or any other proceedings.

In December 2011, we filed a lawsuit in the U.S. District Court for the District of New Jersey against Zydus Pharmaceuticals USA, Inc., or Zydus, for infringement of the patents listed in the Orange Book for Zegerid capsules. The University of Missouri, licensor of the patents, is joined in the litigation as a co-plaintiff. Zydus had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid capsules prior to the expiration of the listed patents. In September 2012, we amended our complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the September 2012 Federal Circuit decision. In October 2012, Zydus filed its answer, which alleges, among other things, failure to state a claim upon which relief can be granted. The lawsuit was commenced within the requisite 45-day time period, resulting in an FDA stay on the approval of Zydus’ proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. The Markman hearing for this matter has been scheduled in July 2013 and a trial has been scheduled in January 2014. Absent a court decision, the 30-month stay is expected to expire in May 2014. We are not able to predict the timing or outcome of this lawsuit.

In August 2012, we filed a lawsuit in the U.S. District Court for the District of New Jersey against Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc., collectively referred to herein as Dr. Reddy’s, for infringement of the patents listed in the Orange Book for Zegerid capsules. The University of Missouri, licensor of the patents, is joined in the litigation as a co-plaintiff. Dr. Reddy’s had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid capsules prior to the expiration of the listed patents. In October 2012, we amended our complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the September 2012 Federal Circuit decision. Also in October 2012, Dr. Reddy’s filed its answer, which alleges, among other things, non-infringement, invalidity, failure to state a claim upon which relief can be granted and estoppel. The lawsuit was commenced within the requisite 45-day time period, resulting in an FDA stay on the approval of Dr. Reddy’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. The Markman hearing for this matter has been scheduled in July 2013 and a trial has been scheduled in July 2014. Absent a court decision, the 30-month stay is expected to expire in January 2015. We are not able to predict the timing or outcome of this lawsuit.

Zegerid OTC Litigation

In September 2010, Merck filed a lawsuit in the U.S. District Court for the District of New Jersey against Par for infringement of the patents listed in the Orange Book for Zegerid OTC. We and the University of Missouri, licensors of the listed patents, are joined in the lawsuit as co-plaintiffs. Par had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. In October 2012, Merck amended its complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the September 2012 Federal Circuit decision. Also in October 2012, Par filed its answer, which alleges, among other things, failure to state a claim upon which relief can be granted, non-infringement and invalidity. Par has received tentative approval of its proposed generic Zegerid OTC product. The lawsuit was commenced within the requisite 45-day time period, resulting in an FDA stay on the approval of Par’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. Although the 30-month stay expired in February 2013, the parties have agreed that Par will not launch its generic Zegerid OTC product unless there is a District Court judgment favorable to Par or in certain other specified circumstances. The Markman hearing for this matter has been scheduled in July 2013 and a trial has been scheduled in January 2015. We are not able to predict the timing or outcome of this lawsuit.

In September 2010, Merck filed a lawsuit in the U.S. District Court for the District of New Jersey against Perrigo Research and Development Company, or Perrigo, for infringement of the patents listed in the Orange Book for Zegerid OTC. We and the University of Missouri, licensors of the listed patents, were joined in the lawsuits as co-plaintiffs. Perrigo had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. In January 2013, this case was settled allowing entry into the market by Perrigo upon expiration of the applicable patents (or earlier under certain circumstances), and the District Court entered an order dismissing the case with prejudice.

In December 2011, Merck filed a lawsuit in the U.S. District Court for the District of New Jersey against Zydus for infringement of the patents listed in the Orange Book for Zegerid OTC. We and the University of Missouri, licensors of the listed patents, are joined in the litigation as co-plaintiffs. Zydus had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. In September 2012, Merck amended its complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the September 2012 Federal Circuit decision. In October 2012, Zydus filed its answer, which alleges, among other things, failure to state a claim upon which relief can be granted. The lawsuit was commenced within the requisite 45-day time period, resulting in an FDA stay on the approval of Zydus’ proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. Absent a court decision, the 30-month stay is expected to expire in May 2014. The Markman hearing for this matter has been scheduled in July 2013 and a trial has been scheduled in January 2014. We are not able to predict the timing or outcome of this lawsuit.

Any adverse outcome in the Zegerid Rx and Zegerid OTC litigation described above would adversely impact our business, including the amount of revenues we receive from sales of Zegerid brand and authorized generic prescription products and our ability to receive, milestone payments and royalties under our agreement with Merck. For example, the royalties payable to us under our license agreement with Merck are subject to reduction in the event it is ultimately determined by the courts (with the decision being unappealable or unappealed within the time allowed for appeal) that there is no valid claim of the licensed patents covering the manufacture, use or sale of the Zegerid OTC product and third parties have received marketing approval for, and are conducting bona fide ongoing commercial sales of, generic versions of the licensed products. Any negative outcome may also negatively impact the patent protection for the products being commercialized pursuant to our ex-US license with GSK. Although a U.S. ruling is not binding in countries outside the U.S., similar challenges to those raised in the U.S. litigation may be raised in territories outside the U.S. At this time we are unable to estimate possible losses or ranges of losses for ongoing actions.

Regardless of how these litigation matters are ultimately resolved, the litigation has been and will continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on our business.

Glumetza® Patent Litigation

In November 2009, Depomed filed a lawsuit in the U.S. District Court for the Northern District of California against Lupin Limited and its wholly owned subsidiary, Lupin Pharmaceuticals, Inc., collectively referred to herein as Lupin, for infringement of certain patents listed in the Orange Book for Glumetza. The lawsuit was filed in response to an ANDA filed with the FDA by Lupin regarding Lupin’s intent to market generic versions of Glumetza 500 mg and 1000 mg tablets prior to the expiration of the listed patents. In February 2012, we and Depomed entered into a settlement agreement with Lupin that grants Lupin the right to begin selling a generic version of Glumetza in February 2016, or earlier under certain circumstances. In March 2012, the U.S. District Court for the Northern District of California entered an order dismissing the litigation.

In June 2011, Depomed filed a lawsuit in the U.S. District Court for the District of New Jersey against Sun Pharma Global FZE, Sun Pharmaceutical Industries Ltd. and Sun Pharmaceutical Industries Inc., collectively referred to herein as Sun, for infringement of the patents listed in the Orange Book for Glumetza. Valeant International Bermuda, or Valeant, was joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by Sun regarding Sun’s intent to market generic versions of Glumetza 500 mg and 1000 mg tablets prior to the expiration of the listed patents. In January 2013, we, Depomed and Valeant entered into a settlement agreement with Sun that grants Sun the right to begin selling a generic version of Glumetza in August 2016, or earlier under certain circumstances. In January 2013, the District Court dismissed the lawsuit without prejudice in view of the settlement agreement. The settlement agreement is subject to review by the U.S. Department of Justice and the Federal Trade Commission.

In April 2012, Depomed filed a lawsuit in the U.S. District Court for the District of Delaware against Watson Laboratories, Inc. — Florida, Actavis, Inc. and Watson Pharma, Inc., collectively referred to herein as Watson, for infringement of the patents listed in the Orange Book for Glumetza 1000 mg at the time the lawsuit was filed (U.S. Patent Nos. 6,488,962 and 7,780,987). Valeant is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by Watson regarding Watson’s intent to market a generic version of Glumetza 1000 mg tablets prior to the expiration of the listed patents. Depomed and Valeant commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Watson’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents. Absent a court decision, the 30-month stay is expected to expire in September 2014. Watson has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, failure to state a claim, lack of subject matter jurisdiction, and has also filed counterclaims. In February 2013, Depomed amended its complaint to add infringement of a newly listed Orange Book patent (U.S. Patent No. 8,323,692), as well as two non-Orange Book listed patents (U.S. Patent Nos. 7,736,667 and 8,329,215). The Markman hearing for this matter has been scheduled in April 2014, and the trial has been scheduled in May 2014. We are not able to predict the timing or outcome of this lawsuit.

In February 2013, Depomed filed a lawsuit in the U.S. District Court for the District of Delaware against Watson Laboratories, Inc. — Florida, Actavis, Inc. and Watson Pharma, Inc., collectively referred to herein as Watson, for infringement of the patents listed in the Orange Book for Glumetza 500 mg at the time the lawsuit was filed (U.S. Patent Nos. 6,340,475; 6,488,962; 6,635,280 and 6,723,340). The lawsuit was filed in response to an ANDA filed with the FDA by Watson regarding Watson’s intent to market a generic version of Glumetza 500 mg tablets prior to the expiration of the listed patents. Depomed commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Watson’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents. Absent a court decision, the 30-month stay is expected to expire in July 2015.

Under the terms of our commercialization agreement with Depomed, Depomed will manage the ongoing patent infringement litigation relating to Glumetza, subject to certain consent rights in favor of us, including with regard to any proposed settlements. We are responsible for 70% of the future out-of-pocket costs, and Depomed is responsible for 30% of the future out-of-pocket costs, related to patent infringement cases.

Any adverse outcome in the litigation described above would adversely impact our business and revenues. Regardless of how these litigation matters are ultimately resolved, the litigation will continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on our business.

Fenoglide Patent Litigation

Prior to the execution of the license agreement, Shore entered into a settlement arrangement with Impax Laboratories, Inc., or Impax, in connection with patent infringement litigation associated with Impax’s ANDA for a generic version of Fenoglide and a related paragraph IV challenge. The settlement terms grant Impax a sublicense to begin selling a generic version of Fenoglide on October 1, 2015, or earlier under certain circumstances. In February 2012, the U.S. District Court for the District of Delaware entered an order dismissing the litigation, and we assumed Shore’s obligations associated with the sublicense to Impax.

In January 2013, we filed a lawsuit in the U.S. District Court for the District of Delaware against Mylan Inc. and Mylan Pharmaceuticals Inc., collectively referred to herein as Mylan, for infringement of the patents listed in the Orange Book for Fenoglide 120 mg and 40 mg (U.S. Patent Nos. 7,658,944, and 8,124,125). Veloxis Pharmaceuticals A/S, or Veloxis, is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by Mylan regarding Mylan’s intent to market a generic version of Fenoglide 120 mg and 40 mg tablets prior to the expiration of the listed patents. We commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Mylan’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in June 2015. Mylan has filed an answer in the case that asserts, among other things, non-infringement, invalidity, and failure to state a claim, and has also filed counterclaims. We are not able to predict the timing or outcome of this lawsuit.

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

	High	Low

Year Ended December 31, 2011
First Quarter	$3.70	$2.95
Second Quarter	$3.49	$2.88
Third Quarter	$3.49	$2.40
Fourth Quarter	$3.39	$2.56
Year Ended December 31, 2012
First Quarter	$5.95	$3.16
Second Quarter	$7.42	$5.30
Third Quarter	$9.06	$4.82
Fourth Quarter	$11.76	$8.47

As of February 15, 2013, there were approximately 72 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock for the period December 31, 2007 through December 31, 2012, to two indices: the Nasdaq Composite Index, U.S. Companies, and the Nasdaq Pharmaceuticals Index. The graph assumes an initial investment of $100 on December 31, 2007. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return on Investment Since December 31, 2007

	12/31/07	12/31/08	12/31/09	12/31/10	12/30/11	12/31/12
Santarus, Inc.	$100.00	$57.10	$167.99	$118.90	$120.37	$399.31
Nasdaq Composite Index, U.S. Companies	$100.00	$61.17	$87.93	$104.13	$104.69	$123.85
Nasdaq Pharmaceuticals Index	$100.00	$93.04	$104.55	$113.33	$121.31	$161.38

Item 6.	Selected Financial Data

The selected consolidated statement of operations data for the years ended December 31, 2009 and 2008, and the selected consolidated balance sheet data as of December 31, 2010, 2009 and 2008, are derived from our audited consolidated financial statements for such years and as of such dates not included in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2012, 2011 and 2010 and the selected consolidated balance sheet data as of December 31, 2012 and 2011, are derived from the audited consolidated financial statements for such years and as of such dates, which are included elsewhere in this Form 10-K. The selected consolidated quarterly financial data for each quarter within the two-year period ended December 31, 2012 are derived from our unaudited consolidated financial statements not included in this Form 10-K. The unaudited consolidated quarterly data have been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, all necessary adjustments, consisting only of normal recurring accruals, have been included to fairly present the unaudited consolidated quarterly results. The historical operating results of any year or quarter are not necessarily indicative of results for any future period. You should read these selected financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Form 10-K.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
Product sales, net	$214,538	$88,153	$90,170	$119,242	$101,220
Promotion revenue	—	27,339	31,365	23,631	9,837
Royalty revenue	3,417	3,295	3,571	—	—
Other license revenue	—	—	245	29,620	19,144

Total revenues	217,955	118,787	125,351	172,493	130,201
Costs and expenses:
Cost of product sales	15,640	8,852	7,715	8,294	7,345
License fees and royalties	69,783	17,898	28,576	7,976	22,257
Research and development	25,808	18,383	17,431	16,244	11,760
Selling, general and administrative	86,552	68,229	82,581	105,838	108,012
Restructuring charges	—	—	7,082	—	—

Total costs and expenses	197,783	113,362	143,385	138,352	149,374

Income (loss) from operations	20,172	5,425	(18,034)	34,141	(19,173)
Other income (expense):
Interest income	29	15	80	194	1,285
Interest expense	(337)	(459)	(461)	(460)	(95)

Total other income (expense)	(308)	(444)	(381)	(266)	1,190

Income (loss) before income taxes	19,864	4,981	(18,415)	33,875	(17,983)
Income tax expense	1,309	312	59	1,760	534

Net income (loss)	$18,555	$4,669	$(18,474)	$32,115	$(18,517)

Net income (loss) per share:
Basic	$0.30	$0.08	$(0.31)	$0.55	$(0.36)

Diluted	$0.27	$0.07	$(0.31)	$0.54	$(0.36)

Weighted average shares outstanding used to calculate net income (loss) per share:
Basic	62,697	60,531	58,734	57,995	51,835
Diluted	69,150	62,815	58,734	59,674	51,835

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$94,736	$58,608	$60,797	$93,944	$52,037
Working capital	75,937	38,417	34,310	47,563	3,734
Total assets	163,749	114,053	96,037	131,361	92,484
Deferred revenue, less current portion	1,639	2,163	2,635	2,678	2,436
Long-term debt	9,876	10,000	10,000	10,000	10,000
Other long-term liabilities	2,884	2,494	2,659	—	—
Total stockholders’ equity	82,952	50,088	37,983	46,916	9,323

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Selected Consolidated Quarterly Financial Data (unaudited):
2012:
Product sales, net	$45,129	$46,308	$53,687	$69,414
Total revenues	45,880	47,192	54,670	70,213
Cost of product sales	3,484	3,703	3,276	5,177
Total costs and expenses	44,824	43,404	45,435	64,120
Net income	627	3,448	8,984	5,496
Net income per share:
Basic	0.01	0.05	0.14	0.09
Diluted	0.01	0.05	0.13	0.08
2011:
Product sales, net	$11,981	$14,694	$19,813	$41,665
Total revenues	22,814	26,607	26,814	42,552
Cost of product sales	1,520	1,845	2,232	3,255
Total costs and expenses	23,207	23,772	25,948	40,435
Net income (loss)	(516)	2,706	563	1,916
Net income (loss) per share:
Basic	(0.01)	0.04	0.01	0.03
Diluted	(0.01)	0.04	0.01	0.03

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with “Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in any forward-looking statements as a result of many factors, including but not limited to those set forth under “Item 1A — Risk Factors” and elsewhere in this Form 10-K.

Overview

We are a specialty biopharmaceutical company focused on acquiring, developing and commercializing proprietary products that address the needs of patients treated by physician specialists.

Our commercial organization currently promotes the following products in the U.S. prescription pharmaceutical market:

•

Uceris™ (budesonide) extended release tablets is available in 9 mg tablets and is a locally acting corticosteroid in an oral tablet formulation that utilizes proprietary multi-matrix system, or MMX, colonic delivery technology. Uceris is indicated for the induction of remission in patients with active, mild to moderate ulcerative colitis.

•

Zegerid® (omeprazole/sodium bicarbonate) capsules and powder for oral suspension is available in 20 mg and 40 mg dosage strengths and is a proprietary immediate-release formulation of the proton pump inhibitor, or PPI, omeprazole. Zegerid is indicated for short-term treatment of active duodenal ulcer, short-term treatment of active benign gastric ulcer, treatment of gastroesophageal reflux disease, or GERD, maintenance of healing of erosive esophagitis and reduction of risk of upper gastrointestinal, or GI, bleeding in critically ill patients. In addition, we receive a significant percentage of the gross margin on sales of an authorized generic version of Zegerid capsules.

•

Glumetza® (metformin hydrochloride extended release tablets) is available in 500 mg and 1000 mg tablets and is a once-daily, extended-release formulation of metformin that incorporates patented drug delivery technology. Glumetza is indicated as an adjunct to diet and exercise to improve glycemic control in adult patients with type 2 diabetes.

•

Cycloset® (bromocriptine mesylate) tablets is available in 0.8 mg tablets and is a novel formulation of bromocriptine, a dopamine receptor agonist that acts on the central nervous system. Cycloset is indicated as an adjunct to diet and exercise to improve glycemic control in adult patients with type 2 diabetes.

•

Fenoglide® (fenofibrate) tablets is available in 40 mg and 120 mg tablets and is a proprietary formulation of fenofibrate that incorporates patented drug delivery technology. Fenoglide is indicated as an adjunct to diet to reduce elevated low-density lipoprotein-cholesterol, or LDL-C, total cholesterol, triglycerides and apolipoprotein B, or Apo B, and to increase high-density lipoprotein-cholesterol, or HDL-C, in adult patients with primary hyperlipidemia or mixed dyslipidemia. Fenoglide also is indicated as an adjunct to diet for treatment of adult patients with hypertriglyceridemia.

In addition to our commercial products, we are focused on advancing the following investigational drugs to commercialization:

•

Ruconest® (recombinant human C1 esterase inhibitor) is a recombinant version of the human protein C1 esterase inhibitor, which is produced using proprietary transgenic technology. In November 2012, we announced positive top-line results from the phase III clinical study to evaluate the safety and efficacy of Ruconest for the treatment of acute attacks of angioedema in patients with hereditary angioedema, or HAE. We plan to submit a biologics license application, or BLA, to the U.S. Food and Drug Administration, or FDA, during the second quarter of 2013, seeking approval to market Ruconest for this indication.

•

Rifamycin SV MMX® is a broad spectrum, non-systemic antibiotic in a novel oral tablet formulation, which utilizes proprietary MMX colonic delivery technology. In September 2012, we announced positive top-line results from the first phase III clinical study to evaluate the safety and efficacy of rifamycin SV MMX for the treatment of patients with travelers’ diarrhea. Dr. Falk Pharma GmbH, or Dr. Falk, is currently conducting a second phase III clinical study evaluating rifamycin SV MMX for the treatment of travelers’ diarrhea.

•

SAN-300 (anti-VLA-1 antibody) is a novel early stage anti-VLA-1 monoclonal antibody, or mAb, investigational drug that we initially expect to develop for the treatment of rheumatoid arthritis. In December 2012, we completed a phase I dose-escalation clinical study in healthy volunteers to determine the safety, tolerability, pharmacokinetics and pharmacodynamics of single doses of SAN-300. We plan to begin a phase IIa clinical study evaluating SAN-300 for treatment of rheumatoid arthritis during the fourth quarter of 2013.

To leverage our PPI technology and diversify our sources of revenue, we have licensed certain exclusive rights to MSD Consumer Products, Inc., a subsidiary of Merck & Co., Inc., or Merck, to develop, manufacture and sell over-the-counter, or OTC, Zegerid products in the U.S. and Canada. We have also licensed certain exclusive rights to our PPI technology to Glaxo Group Limited, an affiliate of GlaxoSmithKline, plc, or GSK, to develop, manufacture and commercialize prescription and OTC immediate-release omeprazole products in more than 100 specified countries (including markets within Africa, Asia, the Middle-East, and Latin America).

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

Business Combinations

The authoritative guidance for business combinations establishes principles and requirements for recognizing and measuring the total consideration transferred to and the assets acquired and liabilities assumed in the acquired target in a business combination.

We accounted for the acquisition of Covella in September 2010 in accordance with the authoritative guidance for business combinations. The consideration paid to acquire Covella was required to be measured at fair value and included cash consideration, the issuance of our common stock and contingent consideration, which includes our obligation to make clinical and regulatory milestone payments based on success in developing product candidates in addition to a royalty on net sales of any commercial products resulting from the anti-VLA-1 mAb technology. After the total consideration transferred was calculated by determining the fair value of the contingent consideration plus the upfront cash and stock consideration, we assigned the purchase price of Covella to the fair value of the assets acquired and liabilities assumed. This allocation of the purchase price resulted in recognition of intangible assets related to in-process research and development, or IPR&D, and goodwill.

We accounted for the commercialization agreement with Depomed, Inc., or Depomed, entered into in August 2011 in accordance with the authoritative guidance for business combinations. The purchase consideration was comprised of cash payments for the purchase of existing inventory, and the entire purchase price was allocated to inventory, as cost approximated fair value, and no other assets were acquired and no liabilities were assumed in the transaction. Under the commercialization agreement, we have an obligation to pay royalties to Depomed based on Glumetza net product sales. These royalties are being expensed as incurred as we determined that the royalty rates reflect reasonable market rates for the manufacturing and commercialization rights we were granted under the commercialization agreement.

We accounted for the license agreement with Healthcare Royalty Partners, L.P., or HRP, and Shore Therapeutics, Inc., or Shore, in accordance with the authoritative guidance for business combinations. The purchase consideration was comprised of an upfront cash payment, and the purchase price was allocated to prepaid royalty expense and intangible assets related to the license agreement. There were no other assets acquired or liabilities assumed under the license agreement. Under the license agreement, we have an obligation to pay royalties to Shore based on Fenoglide net product sales and certain one-time success-based milestones contingent on sales achievement. These royalties and sales milestones will be expensed as incurred as we determined that the royalty rates and sales milestone amounts reflect reasonable market rates for the manufacturing and commercialization rights granted under the license agreement.

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

IPR&D will not be amortized until the related development process is complete, and goodwill is not amortized. License agreements and other intangible assets are amortized over their estimated useful lives. If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fair value is determined by a combination of third-party sources and forecasted discounted cash flows. In addition, we base the useful lives and related amortization expense on our estimate of the period that the assets will generate revenues or otherwise be used. We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. A change in any of the above-mentioned factors or estimates could result in an impairment charge which could negatively impact our results of operations. We have not recognized any impairment charges on our intangible assets or goodwill through December 31, 2012.

Revenue Recognition

We recognize revenue when there is persuasive evidence that an arrangement exists, title has passed, the price is fixed or determinable, and collectability is reasonably assured.

Product Sales, Net. We sell our commercial products primarily to pharmaceutical wholesale distributors. We are obligated to accept from customers products that are returned within six months of their expiration date or up to 12 months beyond their expiration date. The shelf life of our products from the date of manufacture is as follows: Zegerid (36 months); Glumetza (24 to 48 months); Cycloset (18 months); and Fenoglide (24 to 36 months). We authorize returns for expired or damaged products in accordance with our return goods policy and procedures. We issue credit to the customer for expired or damaged returned product. We rarely exchange product from inventory for returned product. At the time of sale, we record our estimates for product returns as a reduction to revenue at full sales value with a corresponding increase in the allowance for product returns liability. Actual returns are recorded as a reduction to the allowance for product returns liability at sales value with a corresponding decrease in accounts receivable for credit issued to the customer.

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

Our allowance for product returns was $20.6 million as of December 31, 2012 and $13.9 million as of December 31, 2011. We recognize product sales at the time title passes to our customers, and we provide for an estimate of future product returns at that time based upon historical product returns trends, analysis of product expiration dating and estimated inventory levels in the distribution channel, review of returns trends for similar products, if available, and the other factors discussed above. Due to the lengthy shelf life of our products and the terms of our returns policy, there may be a significant time lag between the date we determine the estimated allowance and when we receive the product return and issue credit to a customer. Therefore, the amount of returns processed against the allowance in a particular year generally has no direct correlation to the product sales in the same year, and we may record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods.

We have been tracking our Zegerid product returns history by individual production batches from the time of our first commercial product launch of Zegerid powder for oral suspension 20 mg in late 2004. We launched Cycloset in November 2010 and began distributing Fenoglide in December 2011. Under a commercialization agreement with Depomed, we began distributing and recording product sales for Glumetza in September 2011. We have provided for an estimate of product returns based upon a review of our product returns history and returns trends for similar products, taking into consideration the effect of a product’s shelf life on its returns history. In 2012, based upon our analysis of product expiration dating and actual product returns history through December 31, 2012, we increased our estimate for Cycloset product returns to reflect actual experience accordingly. The increase in our estimate for Cycloset product returns reflected higher than expected actual returns, as well as an increase in the sales price of Cycloset, during the second quarter of 2012. Contributing to the higher than expected actual product returns was our receipt of regulatory approval during the second quarter of 2012 for an improved process for the manufacturing of Cycloset product. We began shipping Cycloset product manufactured under the new process in the second quarter of 2012. As a result of the availability of this new product that has the standard 18 months shelf life from the date of manufacture, we experienced higher than expected product returns of short-dated Cycloset product in accordance with our returns policy in the second quarter of 2012. In connection with the events described above, we recorded an increase in our estimated allowance for Cycloset product returns associated with product sales in prior periods of approximately $1.8 million in 2012. This change in estimate was based on our assessment of actual returns of Cycloset product during the year ended December 31, 2012. Prior to 2012, we had not experienced significant returns activity.

Our provision for product returns provided in Schedule II — Valuation and Qualifying Accounts for 2012, 2011 and 2010 was approximately $18.7 million, $4.9 million and $2.6 million, respectively, which reflected an increase in the provision for product returns as a percentage of the related gross product sales from 2011 to 2012 and 2010 to 2011. The increase in the provision for product returns as a percentage of the related gross product sales from 2011 to 2012 reflects the increased estimate for Cycloset product returns discussed above as well as an increase in the estimated returns rate for our products based on our analysis of product expiration dating and actual product returns history. The increase in the provision for product returns as a percentage of the related gross product sales from 2010 to 2011 reflects the higher estimated returns rates of certain of our Cycloset and Glumetza products due to the shorter shelf lives of these products as compared to the Zegerid products.

Our allowance for rebates, chargebacks and other discounts was $17.2 million as of December 31, 2012 and $13.8 million as of December 31, 2011. These allowances reflect an estimate of our liability for rebates due to managed care organizations under specific contracts, rebates due to various organizations under Medicare contracts and regulations, chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. We estimate our liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, we evaluate our outstanding contracts and apply the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, we project the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by us and/or our competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date we determine the estimated allowance and when we make the contractual payment or issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods. For the year ended December 31, 2011, we recorded a decrease in our estimated allowance for accrued rebates associated with product sales in prior periods of $1.4 million due to decreased utilization under, as well as the termination of, certain of our managed care and other contracts associated with our Zegerid products. Our estimate for accrued rebates was impacted by reduced sales volumes resulting from Par Pharmaceutical, Inc.’s, or Par’s, commencement of its commercial sale of a generic version of Zegerid capsules prescription products and our decision to cease promotion of our Zegerid prescription products at that time. Absent this discrete event, actual results were not materially different from our estimates for the years ended December 31, 2012, 2011 and 2010.

Our provision for cash discounts, chargebacks and other sales discounts provided in Schedule II — Valuation and Qualifying Accounts for 2012, 2011 and 2010 was approximately $23.8 million, $10.7 million and $10.3 million, respectively. The provision for cash discounts, chargebacks and other sales discounts as a percentage of the related gross product sales decreased from 2011 to 2012 and increased from 2010 to 2011. The decrease in cash discounts, chargebacks and other sales discounts as a percentage of the related gross product sales from 2011 to 2012 was impacted by utilization under chargeback contracts as well as the specific contractual terms. The increase in cash discounts, chargebacks and other sales discounts as a percentage of the related gross product sales from 2010 to 2011 reflected an increase in wholesaler fees. In addition, as a result of Par’s launch of the generic version of Zegerid capsules in late June 2010, sales under chargeback contracts for Zegerid capsules generally decreased at a lower rate than the non-contracted portion of the Zegerid business in 2011.

In late June 2010, we began selling an authorized generic version of our prescription Zegerid capsules under a distribution and supply agreement with Prasco LLC, or Prasco. Prasco has agreed to purchase all of its authorized generic product requirements from us and pays a specified invoice supply price for such products. We recognize revenue from shipments to Prasco at the invoice supply price and the related cost of product sales when title transfers, which is generally at the time of shipment. We are also entitled to receive a significant percentage of the gross margin on sales of the authorized generic products by Prasco, which we recognize as an addition to product sales, net when Prasco reports to us the gross margin from the ultimate sale of the products. Any adjustments to the gross margin related to Prasco’s estimated sales discounts and other deductions are recognized in the period Prasco reports the amounts to us.

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

The fair value of options granted is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period ranging from one to four years. Pre-vesting forfeitures were estimated to be approximately 0% for the years ended December 31, 2012, 2011 and 2010 as the majority of options granted contain monthly vesting terms.

The following table includes stock-based compensation recognized in our consolidated statements of operations (in thousands):

	Years Ended December 31,
	2012	2011	2010
Cost of product sales	$227	$158	$140
Research and development	1,214	869	709
Selling, general and administrative	5,289	4,335	4,192
Restructuring charges	—	—	352

Total	$6,730	$5,362	$5,393

As of December 31, 2012, total unrecognized compensation cost related to stock options was approximately $12.2 million, and the weighted average period over which it was expected to be recognized was 2.3 years.

Income Taxes

We provide for income taxes under the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the financial statements. We provide a valuation allowance for deferred tax assets if it is more likely than not that these items will expire before we are able to realize their benefit.

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

Recent Accounting Pronouncements

In June and December 2011, the Financial Accounting Standards Board, or FASB, issued authoritative guidance on the presentation of comprehensive income. Under this newly issued authoritative guidance, an entity has the option to present comprehensive income and net income either in a single continuous statement or in two separate but consecutive statements. This guidance, therefore, eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. We adopted the requirements of this guidance effective for our fiscal year beginning January 1, 2012. Upon adoption, the guidance did not have a material impact on our consolidated financial statements. In February 2013, the FASB amended its guidance on reporting reclassifications out of accumulated other comprehensive income. For significant items reclassified out of accumulated other comprehensive income to net income in their entirety in the same reporting period, this amendment requires reporting about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under GAAP is required in the notes to the financial statements. This amendment is effective for interim periods beginning after December 15, 2012. We do not anticipate this amendment will have a material impact on our consolidated financial statements.

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

Results of Operations

Comparison of Years Ended December 31, 2012, 2011 and 2010

	Years Ended December 31,
	2012	2011	2010
Product sales, net
Glumetza	$144,997	$36,365	$—
Zegerid (brand and authorized generic)	48,004	43,237	89,438
Cycloset	14,434	8,516	732
Fenoglide	7,103	35	—

Total	$214,538	$88,153	$90,170

Product Sales, Net. Product sales, net were $214.5 million for 2012, $88.2 million for 2011 and $90.2 million for 2010. The $126.3 million increase in product sales, net consisted primarily of an increase in net sales of Glumetza which we began distributing in September 2011. Through August 2011, revenue related to our promotion of Glumetza was recorded as promotion revenue and is further described below. Also contributing to the increase in product sales, net were $7.1 million in sales of Fenoglide which we began distributing in December 2011, an increase in net sales of Cycloset primarily due to increased sales volume and an increase in sales of our Zegerid products primarily driven by sales of the authorized generic products. The $2.0 million decrease in product sales, net from 2010 to 2011 was comprised of approximately $46.2 million related to a decrease in sales of our Zegerid products, including the authorized generic products, partially offset by approximately $36.4 million in sales of Glumetza and an increase of approximately $7.8 million in sales of Cycloset which we launched in November 2010.

Promotion Revenue. Promotion revenue was $27.3 million for 2011 and $31.4 million for 2010. Promotion revenue was comprised of fees earned under our promotion agreement with Depomed for the promotion of Glumetza prescription products. Promotion revenue for 2011 was based on Glumetza sales recorded by Depomed through August 2011. The promotion agreement was replaced by a commercialization agreement with Depomed under which we began distributing and recording product sales for Glumetza in September 2011. Glumetza 500 mg was the subject of a voluntary recall and supply interruption which resulted in the unavailability of this dosage strength from June 2010 through early January 2011. Shipments of Glumetza 500 mg resumed in January 2011.

Royalty Revenue. Royalty revenue was $3.4 million for 2012, $3.3 million for 2011 and $3.6 million for 2010. Royalty revenue was comprised of royalties earned under our license agreement with Merck for Zegerid OTC and our license agreement with GSK for prescription and OTC immediate-release omeprazole products in specified countries outside the U.S.

Other License Revenue. Other license revenue was $245,000 for 2010 and was comprised of the remaining amortization of the upfront payment we received in October 2009 in connection with our license agreement with Norgine B.V., or Norgine. There was no other license revenue in 2012 and 2011.

Cost of Product Sales. Cost of product sales was $15.6 million for 2012, $8.9 million for 2011 and $7.7 million for 2010, or approximately 7%, 10% and 9% of net product sales, respectively. Cost of product sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our commercial prescription products as well as shipments to Prasco of the authorized generic version of Zegerid capsules. Cost of product sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales. The decrease in our cost of product sales as a percentage of net product sales from 2011 to 2012 was primarily attributable to certain fixed costs being applied to increased sales volumes and increased sales prices. The increase in our cost of product sales as a percentage of net product sales from 2010 to 2011 was primarily attributable to certain fixed costs being applied to decreased sales volumes and higher manufacturing costs associated with Glumetza and Cycloset.

License Fees and Royalties. License fees and royalties were $69.8 million for 2012, $17.9 million for 2011 and $28.6 million for 2010. License fees and royalties consist of royalties due to Depomed under our commercialization agreement based upon net product sales of Glumetza, royalties earned by HRP and Shore under our license agreement based upon net product sales of Fenoglide and royalties due to the University of Missouri based upon net product sales of our Zegerid prescription products, sales of Zegerid OTC by Merck under our license agreement and products sold by GSK under our license agreement. In addition, license fees and royalties include milestone payments and upfront fees expensed or amortized under license agreements, as well as amounts payable to S2 Therapeutics, Inc., or S2, and VeroScience, LLC, or VeroScience, based on a percentage of the gross margin associated with net sales of Cycloset. License fees and royalties also include changes in the fair value of contingent consideration related to business combinations.

The $51.9 million increase in license fees and royalties from 2011 to 2012 was primarily attributable to license fees and royalties related to our commercialization agreement with Depomed entered into in August 2011 and our license agreement with HRP and Shore entered into in December 2011, as well as an increase in amounts payable to S2 and VeroScience under our license agreement. In addition, the increase was attributable to a $10.0 million milestone we paid to Pharming Group NV, or Pharming, under our license and supply agreements following successful completion of the phase III clinical study for Ruconest in November 2012 and a milestone payment to Cosmo Technologies Limited, an affiliate of Cosmo Pharmaceuticals S.p.A., or Cosmo, in 2012 based on the achievement of a regulatory milestone under our license agreement. Cosmo elected to receive payment through the issuance of 906,412 shares of our common stock. The fair value of the shares issued to Cosmo was approximately $3.7 million.

The $10.7 million decrease in license fees and royalties from 2010 to 2011 was primarily due to certain upfront fees and milestone payments expensed in 2010 as follows: a $15.0 million upfront fee we paid to Pharming in September 2010 under our license and supply agreements, a $2.7 million accrual related to the one-time $3.0 million sales milestone due to Depomed based on Glumetza net product sales in excess of $50.0 million during the 13-month period ending January 2011 and a milestone payment to Cosmo under our license agreement based on the achievement of the primary endpoints in both of the phase III studies for Uceris. Cosmo elected to receive payment through the issuance of 972,132 shares of our common stock. The fair value of the shares issued to Cosmo was approximately $2.7 million. Additionally, the decrease in license fees and royalties from 2010 to 2011 resulted from a decrease in royalties due to the University of Missouri based on decreased sales of Zegerid prescription products. These decreases were offset in part by an increase in the product royalty payable to S2 and VeroScience based on the gross margin associated with net sales of Cycloset and the royalties due to Depomed based upon net product sales of Glumetza which commenced in September 2011.

Research and Development. Research and development expenses were $25.8 million for 2012, $18.4 million for 2011 and $17.4 million for 2010. The $7.4 million increase in our research and development expenses from 2011 to 2012 was primarily attributable to an increase in costs associated with our Uceris phase IIIb clinical study and increased compensation costs associated with an increase in the number of research and development personnel and annual merit increases to existing employees. The $1.0 million increase in our research and development expenses from 2010 to 2011 was primarily attributable to an increase in costs associated with our phase I clinical study with SAN-300 and increased compensation costs associated with an increase in research and development personnel and annual merit increases, offset in part by a decrease in costs associated with our Uceris and rifamycin SV MMX phase III clinical programs.

Our research and development efforts are currently focused on Uceris and our Ruconest, rifamycin SV MMX and SAN-300 investigational drugs.

In connection with our strategic collaboration with Cosmo entered into in December 2008, we were granted exclusive rights in the U.S. to develop and commercialize Uceris and rifamycin SV MMX. Uceris is a locally acting corticosteroid in an oral tablet formulation that utilizes proprietary MMX colonic delivery technology. Uceris (budesonide) extended release tablets 9mg is indicated for the induction of remission in patients with active, mild to moderate ulcerative colitis. In connection with receipt of FDA approval of Uceris, we committed to a post-marketing requirement to conduct an 8-week randomized clinical study in children 5 to 17 years of age with active, mild to moderate ulcerative colitis. We currently plan to submit the protocol for this study later this year and expect to initiate the study once we have reached agreement with the FDA on the study design.

In addition, in February 2012 we began patient enrollment in a multicenter, randomized, double-blind placebo-controlled phase IIIb clinical study evaluating whether there is an incremental benefit when Uceris 9 mg is added to current oral aminosalicylate, or 5-ASA, therapy for patients with active, mild to moderate ulcerative colitis who are not adequately controlled on background 5-ASA therapy. We expect to enroll approximately 500 patients, with 250 in each treatment arm, at clinical sites in the U.S., Canada and Europe. We expect to complete patient enrollment in the phase IIIb study in mid-2013.

Rifamycin SV MMX is a broad spectrum, non-systemic antibiotic in a novel oral tablet formulation, which utilizes proprietary MMX colonic delivery technology and is being developed for the treatment of patients with travelers’ diarrhea and potentially for other diseases that have a bacterial component in the intestine. In September 2012, we announced that rifamycin SV MMX met the primary endpoint in a phase III clinical study in patients with travelers’ diarrhea. Dr. Falk Pharma GmbH, Cosmo’s European development partner, is conducting a second phase III clinical study to evaluate the efficacy of rifamycin SV MMX in patients with travelers’ diarrhea. Assuming positive results in the second phase III clinical study, we and Dr. Falk plan to share the clinical data from our respective phase III studies for inclusion in each company’s regulatory submissions.

We have acquired rights to Ruconest under license and supply agreements with Pharming. Ruconest is a recombinant version of the human protein C1 esterase inhibitor, which is produced using proprietary transgenic technology. In November 2012, we announced positive top-line results from the phase III clinical study to evaluate the safety and efficacy of Ruconest for the treatment of acute attacks of angioedema in patients with HAE. We plan to submit a BLA to the FDA during the second quarter of 2013, seeking approval to market Ruconest for the treatment of acute attacks of angioedema in patients with HAE.

We currently are exploring clinical and regulatory strategies with the goal of initiating a proof-of-concept study in late 2013 to evaluate Ruconest for the treatment of acute pancreatitis.

We have acquired the exclusive worldwide rights to SAN-300 through the acquisition of Covella and a related license agreement with Biogen Idec MA, or Biogen. SAN-300 is a humanized anti-VLA-1 mAb that we believe may offer a novel approach to the treatment of inflammatory and autoimmune diseases. In December 2012, we completed a phase I dose-escalation clinical study in healthy volunteers to determine the safety, tolerability, pharmacokinetics and pharmacodynamics of single doses of SAN-300 in both intraveneous, or IV, and subcutaneous formulations. The phase I study was conducted in Australia and enrolled a total of 66 healthy volunteers. We plan to begin a phase IIa clinical study evaluating SAN-300 for treatment of rheumatoid arthritis during the fourth quarter of 2013.

Research and development expenses have historically consisted primarily of costs associated with clinical studies of our investigational drugs as well as clinical studies designed to further differentiate our products from those of our competitors, development of and preparation for commercial manufacturing of our products, compensation and other expenses related to research and development personnel and facilities expenses.

A substantial portion of our external research and development costs is tracked on a direct project basis. However, because our internal research and development resources are used in several projects, the related indirect costs are not attributable to a specific investigational drug. For example, personnel and facility related costs are not tracked on a project basis. We have summarized the costs associated with our development programs in the following table (in thousands). Costs that are not attributable to a specific investigational drug, including salaries and related personnel and facilities costs, are included in the “indirect costs” category.

	Year Ended December 31,
	2012	2011	2010	Project to Date Through December 31, 2012(1)
Direct costs:
Uceris	$11,751	$5,421	$5,711	$34,527
Rifamycin SV MMX	1,021	1,457	2,399	5,525
Ruconest	(34)	175	403	544
SAN-300	2,543	2,508	516	5,567
Zegerid and other projects	461	376	1,644	N/A

Total direct costs	15,742	9,937	10,673
Indirect costs	10,066	8,446	6,758	N/A

Total research and development	$25,808	$18,383	$17,431

(1)	Project to date amounts are included for projects on which we are primarily focused.

In the future, we may conduct additional clinical studies to further differentiate our marketed products and investigational drugs, as well as conduct research and development related to any future products that we may in-license or otherwise acquire. Although we are currently focused primarily on the Uceris phase IIIb program and the rifamycin SV MMX, Ruconest and SAN-300 investigational drugs, we anticipate that we will make determinations as to which development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific, clinical and commercial merits of each project. We are unable to estimate with any certainty the research and development costs that we may incur in the future. In addition, in connection with the approval of Zegerid powder for oral suspension, we committed to commence clinical studies to evaluate the product in pediatric populations. We have not yet commenced any of the studies and have requested a waiver of this requirement from the FDA.

Selling, General and Administrative. Selling, general and administrative expenses were $86.6 million for 2012, $68.2 million for 2011 and $82.6 million for 2010. The $18.4 million increase in our selling, general and administrative expenses from 2011 to 2012 was primarily attributable to the expansion of our commercial presence, including expenses associated with engaging Ventiv Commercial Services, LLC, d/b/a inVentiv Commercial Services, LLC, or inVentiv, to supplement our sales effort by adding 40 contract sales representatives, and increased compensation costs associated with an increase in our sales personnel and annual merit increases. The increase in selling, general and administrative expenses was also attributable to launch preparation activities related to Uceris and promotional activities for Fenoglide. The $14.4 million decrease in our selling, general and administrative expenses from 2010 to 2011 was primarily attributable to a decrease in compensation, benefits and related employee costs and a decrease in Zegerid promotional spending related to our decision to cease promotion of our Zegerid prescription products and implement a corporate restructuring in the third quarter of 2010. These decreases in selling, general and administrative expenses were offset in part by an increase in advertising and promotional spending associated with Cycloset and increased legal fees.

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

Interest Income. Interest income was $29,000 for 2012, $15,000 for 2011 and $80,000 for 2010.

Interest Expense. Interest expense was $337,000 for 2012, $459,000 for 2011 and $461,000 for 2010. Interest expense was comprised primarily of interest due in connection with our revolving credit facility with Comerica Bank, or Comerica.

Income Tax Expense. Income tax expense was $1.3 million for 2012, $312,000 for 2011 and $59,000 for 2010. Our effective tax rate was 6.6% in 2012, 6.2% in 2011 and (0.5)% in 2010 impacted by utilization of net operating loss carryforwards in each year presented. At December 31, 2012, we had Federal and state income tax net operating loss carryforwards of approximately $118.1 million and $129.7 million, respectively. The Federal and California net operating loss carryforwards will begin to expire in 2024 and 2014, respectively, unless previously utilized. Utilization of our net operating loss carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period under the provision of Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

As of December 31, 2012, cash, cash equivalents and short-term investments were $94.7 million, compared to $58.6 million as of December 31, 2011, an increase of $36.1 million. This net increase resulted primarily from our net income for 2012, adjusted for non-cash charges.

Net cash provided by operating activities was $35.8 million for 2012 and $8.0 million for 2011. The primary source of cash for 2012 was our net income for the period, adjusted for non-cash charges, including $6.1 million in depreciation and amortization, $6.7 million in stock-based compensation and $3.7 million related to the issuance of common stock under a technology license agreement. The primary source of cash in 2011 was our net income for 2011, adjusted for non-cash expenses, including $5.4 million in stock-based compensation and $3.1 million in depreciation and amortization, partially offset by changes in operating assets and liabilities. Significant working capital uses of cash for 2011 included increases in accounts receivable primarily related to our commencement of distribution of Glumetza in September 2011, partially offset by increases in accounts payable and accrued liabilities and decreases in prepaid expenses and other current assets.

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

Net cash used in investing activities was $43.9 million for 2012, $12.5 million for 2011 and $2.3 million for 2010. These activities included purchases and sales/maturities/redemptions of short-term investments and purchases of property and equipment. For 2012, net cash used in investing activities also included approximately $2.5 million we paid to Depomed for the purchase of Glumetza inventories in connection with the commercialization agreement we entered into in August 2011. For 2011, net cash used in investing activities also included $12.3 million in cash paid for business combinations, including the $11.0 million upfront payment we made to Shore in connection with the acquisition of intangible assets and prepaid royalties related to Fenoglide and approximately $1.3 million we paid to Depomed for the purchase of inventories related to Glumetza. For 2010, net cash used in investing activities also included the $5.0 million upfront payment we made to S2 and VeroScience in connection with the acquisition of intangible assets related to Cycloset and net cash payments of $842,000 in connection with our acquisition of Covella.

Net cash provided by financing activities was $3.7 million for 2012, $2.1 million for 2011 and $906,000 for 2010. Net cash provided by financing activities included proceeds received from the exercise of stock options and through the issuance of common stock under our employee stock purchase plan.

Contractual Obligations and Commitments

We rely on Patheon, Inc. as our manufacturer of Glumetza 500 mg, Cycloset and Zegerid powder for oral suspension, and we currently rely on Depomed to oversee the manufacturing of Glumetza 1000 mg. We rely on Norwich Pharmaceuticals, Inc. as our sole third-party manufacturer of Zegerid capsules and the related authorized generic product, and we rely on Catalent Pharma Solutions, LLC as our sole third-party manufacturer of Fenoglide. We also are required to purchase commercial quantities of certain active ingredients in our commercial products. At December 31, 2012, we had finished goods and raw materials inventory purchase commitments of approximately $5.6 million.

License Agreement and Manufacturing and Supply Agreement with Cosmo

Under our license agreement, stock issuance agreement and registration rights agreement with Cosmo entered into in December 2008, in February 2012 following FDA acceptance for filing of the NDA for Uceris, Cosmo elected to receive payment of a regulatory milestone through the issuance of 906,412 shares of our common stock. Following the first commercial sale of Uceris which occurred in February 2013, Cosmo has the option to elect, on or before April 15, 2013, whether to receive payment of a $7.0 million commercial milestone in cash or through the issuance of 565,793 shares of our common stock. We may also be required to pay Cosmo commercial milestones of up to $22.5 million for Uceris and $28.0 million for rifamycin SV MMX. In addition, we may also be required to pay Cosmo an additional $2.0 million regulatory milestone for the initial indication for rifamycin SV MMX and up to $6.0 million in clinical and regulatory milestones for a second indication for rifamycin SV MMX. The milestones may be paid in cash or through issuance of additional shares of our common stock, at Cosmo’s option, subject to certain limitations. We will be required to pay tiered royalties to Cosmo equal to 12% (on annual net sales of each licensed product up to $120.0 million) and 14% (on annual net sales of each licensed product in excess of $120.0 million). Such royalties are subject to reduction in certain circumstances, including in the event of market launch in the U.S. of a generic version of a licensed product. We are also responsible for all of the out-of-pocket costs for the ongoing Uceris phase IIIb clinical study. In the event that additional clinical work is required to obtain U.S. regulatory approval for rifamycin SV MMX, the parties will agree on cost sharing. Under our manufacturing and supply agreement with Cosmo entered into in May 2012, we are obligated to purchase all of our commercial supply of Uceris from Cosmo. We are required pay Cosmo a supply price equal to 10% of net sales, and Cosmo reimburses us for costs associated with packaging, which is contracted separately by us.

License Agreement with University of Missouri

Under our exclusive worldwide license agreement with the University of Missouri entered into in January 2001 relating to specific formulations of PPIs with antacids and other buffering agents, we are required to make milestone payments to the University of Missouri upon initial commercial sale in specified territories outside the U.S., which may total up to $3.5 million in the aggregate. We are also required to make milestone payments, up to a maximum of $83.8 million remaining under the agreement, based on first-time achievement of significant sales thresholds, which includes sales by us, Prasco, Merck and GSK, the next of which is a one-time $7.5 million milestone payment upon initial achievement of $250.0 million in annual calendar year net product sales. We are also obligated to pay royalties on net sales of our Zegerid prescription products and any products sold by Prasco, Merck and GSK under our existing license and distribution agreements.

Agreements with Depomed

Under our commercialization agreement with Depomed entered into in August 2011, we are required to pay to Depomed royalties on Glumetza net product sales in the U.S. of 32.0% in 2013 and 2014; and 34.5% in 2015 and beyond prior to generic entry of a Glumetza product. We have the exclusive right to commercialize authorized generic versions of the Glumetza products. In the event of generic entry of a Glumetza product in the U.S., the parties will equally share proceeds based on a gross margin split. Under the commercialization agreement, we have certain minimum marketing expenditures and sales force promotion obligations during the term of the agreement until such time as a generic to Glumetza enters the market. Under the terms of the commercialization agreement, Depomed will continue to manage the ongoing patent infringement litigation related to Glumetza, including with regard to any proposed settlements. We are responsible for 70% of the future out-of-pocket costs, and Depomed is responsible for 30% of the future out-of-pocket costs, related to patent infringement cases.

Distribution and License Agreement with S2 and VeroScience

Under the terms of our distribution and license agreement with S2 and VeroScience entered into in September 2010, we are responsible for paying a product royalty to S2 and VeroScience of 35% of the gross margin associated with net sales of Cycloset up to $100 million of cumulative total gross margin, increasing to 40% thereafter. Gross margin is defined as net sales less cost of goods sold. In the event net sales of Cycloset exceed $100.0 million in a calendar year, we will pay an additional 3% of the gross margin to S2 and VeroScience on incremental net sales over $100 million.

License Agreement with HRP and Shore

Under the terms of our license agreement with HRP and Shore, we are responsible for paying Shore tiered royalties on net sales of Fenoglide. The royalties are 5% on net sales of up to $10.0 million (commencing in 2013), a 20% royalty on net sales between $10.0 million and $20.0 million, and a 25% royalty on net sales above $20.0 million. We will also be obligated to pay Shore one-time, success-based milestones contingent on sales achievement: $2.0 million if calendar year net sales equal or exceed $20.0 million and $3.0 million if calendar year net sales equal or exceed $30.0 million. We have agreed to use commercially reasonable efforts to commercialize Fenoglide within the U.S. In addition, prior to the entry of any generic version of Fenoglide, we are required to provide certain minimum detailing efforts and sales and marketing expenditures.

License Agreement and Supply Agreement with Pharming

Under our license agreement with Pharming entered into in September 2010, we paid Pharming a $10.0 million milestone following successful completion of the phase III clinical study in November 2012. We may also be required to pay Pharming additional success-based milestones totaling up to an aggregate of $25.0 million, including a $5.0 million milestone upon FDA acceptance for review of a BLA for Ruconest and a $20.0 million milestone upon the earlier of first commercial sale of Ruconest in the U.S. or 90 days following receipt of FDA approval. In addition, we will be required to pay certain one-time performance milestones if we achieve certain aggregate net sales levels of Ruconest. The amount of each such milestone payment varies upon the level of net sales of Ruconest: a $20.0 million milestone if calendar year net sales exceed $300.0 million and a $25.0 million milestone if calendar year net sales exceed $500.0 million. As consideration for the licenses and rights granted under the license agreement, and as compensation for the commercial supply of Ruconest by Pharming pursuant to our supply agreement, we will pay Pharming a tiered supply price, based on a percentage of net sales of Ruconest, subject to reduction in certain events, as follows: 30% of net sales less than or equal to $100.0 million, 32% of net sales greater than $100.0 million but less than or equal to $250.0 million, 34% of net sales greater than $250.0 million but less than or equal to $500.0 million, 37% of net sales greater than $500.0 million but less than or equal to $750.0 million, and 40% of net sales greater than $750.0 million.

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

In November 2011 and December 2012, we amended our services and supply agreement with Biogen. Under the services and supply agreement, Biogen agreed to supply to us materials manufactured by Biogen for use in the anti-VLA-1 mAb development program. The amendment provides for a revised payment structure for such material. Under the terms of our amended services and supply agreement, upon the achievement of the first regulatory approval as set forth in our amended license agreement, Biogen is entitled to receive a one-time milestone payment of approximately $11.7 million, which is equivalent to the cost of the materials supplied under the services and supply agreement. In the event the amended license agreement is terminated by us or Biogen prior to the achievement of the first regulatory approval as set forth in the amended license agreement, we will be required to pay Biogen a one-time termination fee of $3.0 million.

The following summarizes our long-term contractual obligations as of December 31, 2012, excluding potential clinical, regulatory and commercial milestones and royalty obligations under our agreements which are described above:

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	Thereafter
	(in thousands)
Operating leases	$16,686	$1,828	$7,024	$4,604	$3,230
Long-term debt	10,522	246	10,276	—	—
Other long-term contractual obligations	741	360	329	23	29

Total	$27,949	$2,434	$17,629	$4,627	$3,259

The amount and timing of cash requirements will depend on our ability to generate revenues from our currently promoted commercial prescription products, including our ability to maintain commercial supply. In addition, our cash requirements will depend on market acceptance of any other products that we may market in the future, the success of our strategic alliances, the resources we devote to researching, developing, formulating, manufacturing, commercializing and supporting our products, and our ability to enter into third-party collaborations.

We believe that our current cash, cash equivalents and short-term investments and use of our line of credit will be sufficient to fund our current operations through at least the next twelve months; however, our projected revenue may decrease or our expenses may increase and that would lead to our cash resources being consumed earlier than we expect. Although we do not believe that we will need to raise additional funds to finance our current operations through at least the next twelve months, we may pursue raising additional funds for various reasons, including to expand our commercial presence, in connection with licensing or acquisition of new marketed products or investigational drugs, to continue development of investigational drugs in our pipeline, or for other general corporate purposes. Sources of additional funds may include funds generated through equity and/or debt financing or through strategic collaborations or licensing agreements.

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

We cannot be certain that our existing cash, cash equivalents and short-term investments and use of our line of credit will be adequate to sustain our current operations. To the extent we require additional funding, we cannot be certain that such funding will be available to us on acceptable terms, or at all. To the extent that we raise additional capital by issuing equity or convertible securities, our stockholders’ ownership will be diluted. Any debt financing we enter into may involve covenants that restrict our operations. If adequate funds are not available on terms acceptable to us at that time, our ability to continue our current operations or pursue new product opportunities would be significantly limited.

In addition, our results of operations could be materially affected by economic conditions generally, both in the U.S. and elsewhere around the world. Continuing concerns over U.S. spending and deficits, inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a difficult residential real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. Domestic and international equity markets have experienced and may continue to experience heightened volatility and turmoil based on domestic and international economic conditions and concern, including concerns over U.S. spending and deficits. In the event these economic conditions and concerns continue and the markets continue to remain volatile, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may decline. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. If economic instability continues, we cannot be assured that we will not experience losses on these deposits.

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

As of December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Under the terms of our loan agreement with Comerica Bank, or Comerica, the interest rate applicable to any amounts borrowed by us under the credit facility will be, at our election, indexed to either Comerica’s prime rate or the LIBOR rate. If we elect Comerica’s prime rate for all or any portion of our borrowings, the interest rate will be variable, which would expose us to the risk of increased interest expense if interest rates rise. If we elect the LIBOR rate for all or any portion of our borrowings, such LIBOR rate will remain fixed only for a specified, limited period of time after the date of our election, after which we will be required to repay the borrowed amount, or elect a new interest rate indexed to either Comerica’s prime rate or the LIBOR rate. The new rate may be higher than the earlier interest rate applicable under the loan agreement. As of December 31, 2012, the balance outstanding under the credit facility was $10.0 million, and we had elected the LIBOR rate plus 2.25% interest rate option, which was approximately 2.46% as of December 31, 2012. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 10% increase or decrease in the interest rate under the loan agreement would not materially affect our interest expense at our current level of borrowing.

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

Our results of operations could be materially affected by economic conditions generally, both in the U.S. and elsewhere around the world. Continuing concerns over U.S. spending and deficits, inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a difficult residential real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. Domestic and international equity markets have experienced and may continue to experience heightened volatility and turmoil based on domestic and international economic conditions and concern, including concerns over U.S. spending and deficits. In the event these economic conditions and concerns continue and the markets continue to remain volatile, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may decline. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. If economic instability continues, we cannot be assured that we will not experience losses on these deposits.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2012, the end of our most recent fiscal year. Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

There has been no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Santarus, Inc.

We have audited Santarus, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Santarus, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Santarus, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Santarus, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Santarus, Inc. and our report dated March 4, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
March 4, 2013

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement, or Proxy Statement, to be filed with the Securities and Exchange Commission in connection with the 2013 Annual Meeting of our Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2012, and is incorporated in this report by reference.

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

1. The following financial statements of Santarus, Inc. and Report of Independent Registered Public Accounting Firm, are included in this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for each of the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income (Loss) for each of the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for each of the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for each of the years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

2. List of financial statement schedules:

Schedule II – Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)	Exhibits. The following exhibits are filed as a part of this report:

Exhibit Number	Description

2.1(1)†	Agreement and Plan of Merger, dated September 10, 2010, among us, SAN Acquisition Corp., Covella Pharmaceuticals, Inc. and Lawrence C. Fritz, as the Stockholder Representative

3.1(2)	Amended and Restated Certificate of Incorporation

3.2(3)	Amended and Restated Bylaws

3.3(4)	Certificate of Designations for Series A Junior Participating Preferred Stock

4.1(4)	Form of Common Stock Certificate

4.2(5)	Amended and Restated Investors’ Rights Agreement, dated April 30, 2003, among us and the parties named therein

4.3(5)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated May 19, 2003, among us and the parties named therein

4.4(5)†	Stock Restriction and Registration Rights Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

4.5(5)	Form of Common Stock Purchase Warrant

4.6(4)	Rights Agreement, dated November 12, 2004, between us and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Santarus, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

Exhibit Number	Description

4.7(6)	First Amendment to Rights Agreement, dated April 19, 2006, between us and American Stock Transfer & Trust Company

4.8(7)	Second Amendment to Rights Agreement, dated December 10, 2008, between us and American Stock Transfer and Trust Company

4.9(8)	Warrant to Purchase Shares of Common Stock, dated February 3, 2006, issued by us to Kingsbridge Capital Limited

4.10(8)	Registration Rights Agreement, dated February 3, 2006, between us and Kingsbridge Capital Limited

4.11(9)	Registration Rights Agreement, dated December 10, 2008, between us and Cosmo Technologies Limited

4.12(9)	Amendment No. 1 to Registration Rights Agreement, dated April 23, 2009, between us and Cosmo Technologies Limited

10.1(5)†	Stock Purchase Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

10.2(5)†	Exclusive License Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

10.3(5)†	Amendment No. 1 to Exclusive License Agreement, dated February 21, 2003, between us and The Curators of the University of Missouri

10.4(10)†	Amendment No. 2 to Exclusive License Agreement, dated August 20, 2007, between us and The Curators of the University of Missouri

10.5(5)†	Omeprazole Supply Agreement, dated September 25, 2003, among us, InterChem Trading Corporation and Union Quimico Farmaceutica, S.A.

10.6(11)†	Amendment No. 1 to Omeprazole Supply Agreement, dated November 1, 2004, among us, InterChem Trading Corporation and Union Quimico Farmaceutica, S.A.

10.7(11)†	Amendment No. 2 to Omeprazole Supply Agreement, dated July 11, 2007, among us, InterChem Trading Corporation and Union Quimico Farmaceutica, S.A.

10.8(12)†	Amendment No. 3 to Omeprazole Supply Agreement, dated December 17, 2008, among us, InterChem Trading Corporation and Union Quimico Farmaceutica, S.A.

10.9(13)†	Amendment No. 4 to Omeprazole Supply Agreement, dated October 30, 2009, among us, InterChem Trading Corporation and Union Quimico Farmaceutica, S.A.

10.10(13)†	Second Amended and Restated Manufacturing and Supply Agreement, dated October 20, 2009, between us and Patheon Inc.

10.11(14)†	Manufacturing and Supply Agreement, dated September 27, 2004, between us and OSG Norwich Pharmaceuticals, Inc.

10.12(8)	Common Stock Purchase Agreement, dated February 3, 2006, between us and Kingsbridge Capital Limited

10.13(15)	Amended and Restated Loan and Security Agreement, dated July 11, 2008, between us and Comerica Bank

10.14(16)	First Amendment to Amended and Restated Loan and Security Agreement, dated August 27, 2010, between us and Comerica Bank

10.15(17)	Second Amendment to Amended and Restated Loan and Security Agreement, dated February 13, 2012, between us and Comerica Bank

10.15(17)	Second Amended and Restated LIBOR Addendum to Amended and Restated Loan and Security Agreement, dated February 13, 2012, between us and Comerica Bank

10.16(18)†	OTC License Agreement, dated October 17, 2006, between us and Schering-Plough Healthcare Products, Inc.

10.17(19)†	Amendment No. 1 to OTC License Agreement, dated July 24, 2009, between us and Schering-Plough Healthcare Products, Inc.

10.18(20)	Amendment No. 2 to OTC License Agreement, dated August 6, 2010, between us and Schering-Plough Healthcare Products, Inc.

10.19(21)†	Amendment No. 3 to OTC License Agreement, dated April 1, 2011, between us and Schering-Plough Healthcare Products, Inc.

Exhibit Number	Description

10.20(22)	Amendment No. 4 to OTC License Agreement, dated September 23, 2011, between us and MSD Consumer Care, Inc. (formerly known as Schering-Plough Healthcare Products, Inc.)

10.21(23)†	Service Agreement, dated November 3, 2006, between us and Ventiv Commercial Services, LLC (d/b/a inVentiv Commercial Services, LLC)

10.22(11)†	Amendment No. 1 to Service Agreement, dated June 15, 2007, between us and Ventiv Commercial Services, LLC (d/b/a inVentiv Commercial Services, LLC)

10.23(24)†	Amendment No. 2 to Service Agreement, dated October 6, 2008, between us and Ventiv Commercial Services, LLC (d/b/a inVentiv Commercial Services, LLC)

10.24(25)†	Amendment No. 3 to Service Agreement, dated June 30, 2010, between us and Ventiv Commercial Services, LLC (d/b/a inVentiv Commercial Services, LLC)

10.25(26)†	Co-Promotion Agreement, dated June 28, 2007, by and between us and Victory Pharma, Inc.

10.26(10)†	Co-Promotion Agreement, dated August 24, 2007, between us and C.B. Fleet Company, Incorporated

10.27(27)†	Amendment No. 1 to Co-Promotion Agreement, dated May 6, 2008, between us and C.B. Fleet Company, Incorporated

10.28(28)†	License Agreement, dated November 30, 2007, between us and Glaxo Group Limited, an affiliate of GlaxoSmithKline plc

10.29(28)†	Distribution Agreement, dated November 30, 2007, between us and Glaxo Group Limited, an affiliate of GlaxoSmithKline plc

10.30(12)†	License Agreement, dated December 10, 2008, between us and Cosmo Technologies Limited

10.31(12)†	Stock Issuance Agreement, dated December 10, 2008, between us and Cosmo Technologies Limited

10.32(29)†	Promotion Agreement, dated July 21, 2008, between us and Depomed, Inc.

10.33(19)†	License Agreement, dated October 9, 2009, between us and Norgine B.V.

10.34(21)†	Amendment to License Agreement, dated February 11, 2011, between us and Norgine B.V.

10.35+	Amended and Restated Distribution and Supply Agreement, dated November 30, 2012, between us and Prasco, LLC

10.36(1)†	Distribution and License Agreement, dated September 3, 2010, among us, VeroScience, LLC and S2 Therapeutics, Inc.

10.37(21)†	First Amendment to Distribution and License Agreement, dated March 10, 2011, among us, VeroScience, LLC and S2 Therapeutics, Inc.

10.38(1)†	Manufacturing Services Agreement, dated May 26, 2010, between Patheon Pharmaceuticals Inc. and S2 Therapeutics, Inc.

10.39(20)	Assignment and Assumption Agreement, dated September 3, 2010, between us and S2 Therapeutics, Inc.

10.40(1)†	License Agreement, dated September 10, 2010, among us, Pharming Group N.V., on behalf of itself and each of its affiliates, including Pharming Intellectual Property B.V. and Pharming Technologies B.V.

10.41(30)	Amendment to License Agreement, dated June 18, 2012, among us, Pharming Group N.V., on behalf of itself and each of its affiliates, including Pharming Intellectual Property B.V. and Pharming Technologies B.V.

10.42(20)†	Supply Agreement, dated September 10, 2010, among us, Pharming Group N.V., on behalf of itself and each of its affiliates, including Pharming Intellectual Property B.V. and Pharming Technologies B.V.

10.43(1)†	License Agreement, dated January 22, 2009, between Covella Pharmaceuticals, Inc. and Biogen Idec MA Inc.

10.44(1)†	Amendment to License Agreement, dated September 10, 2010, among us, Covella Pharmaceuticals, Inc. and Biogen Idec MA Inc.

10.45(31)†	Amended and Restated Services and Supply Agreement, dated September 10, 2010, among us, Covella Pharmaceuticals, Inc. and Biogen Idec MA Inc.

10.46(31)	First Amendment to Amended and Restated Services and Supply Agreement, dated November 4, 2011, among us, Covella Pharmaceuticals, Inc. and Biogen Idec MA Inc.

Exhibit Number	Description

10.47+	Second Amendment to Amended and Restated Services and Supply Agreement, dated December 17, 2012, among us, Covella Pharmaceuticals, Inc. and Biogen Idec MA Inc.

10.48(22)†	Commercialization Agreement, dated August 22, 2011, between us and Depomed, Inc.

10.49(31)†	Commercial Manufacturing Agreement, dated December 19, 2006, between Patheon Puerto Rico, Inc. (f/k/a MOVA Pharmaceutical Corporation) and Depomed, Inc.

10.50(31)	Assignment and Assumption Agreement, dated November 3, 2011, between us and Depomed, Inc.

10.51(31)†	License Agreement, dated December 21, 2011, among us, Healthcare Royalty Partners, L.P. and Shore Therapeutics, Inc.

10.52(32)†	Settlement and License Agreement, dated February 22, 2012, between us, Depomed, Inc., Lupin Pharmaceuticals, Inc., and Lupin Limited

10.53(30)†	Manufacturing and Supply Agreement, dated May 18, 2012, between us and Cosmo Technologies Limited

10.54(33)	Sublease, dated December 11, 2007, between us and Avnet, Inc.

10.55(22)	First Amendment to Sublease, dated August 5, 2011, between us and Avnet, Inc.

10.56(34)	Office Lease, dated October 5, 2012, between us and Kilroy Realty, L.P.

10.57(5)#	Form of Indemnification Agreement between us and each of our directors and officers

10.58(5)#	1998 Stock Option Plan

10.59(35)#	Amendment to 1998 Stock Option Plan

10.60(36)#	Amended and Restated 2004 Equity Incentive Award Plan

10.61(35)#	Amendment No. 1 to Amended and Restated 2004 Equity Incentive Award Plan

10.62(37)#	Amendment No. 2 to Amended and Restated 2004 Equity Incentive Award Plan

10.63(38)#	Form of Stock Option Agreement under Amended and Restated 2004 Equity Incentive Award Plan

10.64(39)#	Form of Immediately Exercisable Stock Option Agreement under Amended and Restated 2004 Equity Incentive Award Plan

10.65(40)#	Amended and Restated Employee Stock Purchase Plan

10.66#	Amended and Restated Employment Agreement, dated December 19, 2012, between us and Gerald T. Proehl

10.67#	Amended and Restated Employment Agreement, dated December 19, 2012, between us and Debra P. Crawford

10.68#	Amended and Restated Employment Agreement, dated December 19, 2012, between us and Julie A. DeMeules

10.69#	Amended and Restated Employment Agreement, dated December 19, 2012, between us and William C. Denby, III

10.70#	Amended and Restated Employment Agreement, dated December 19, 2012, between us and Warren E. Hall

10.71#	Amended and Restated Employment Agreement, dated December 19, 2012, between us and Michael D. Step

10.72#	Amended and Restated Employment Agreement, dated December 19, 2012, between us and E. David Ballard, II, M.D.

10.73#	Amended and Restated Employment Agreement, dated December 19, 2012, between us and Maria Bedoya-Toro

10.74#	Amended and Restated Employment Agreement, dated December 19, 2012, between us and Carey J. Fox

10.75#	Amended and Restated Employment Agreement, dated December 19, 2012, between us and Mark Totoritis

10.76#	Amended and Restated Employment Agreement, dated December 19, 2012, between us and Wendell Wierenga

10.77(30)#	Deferred Compensation Plan

10.78(41)#	Amended and Restated 2011 Bonus Plan

10.79(42)#	2012 Bonus Plan

Exhibit Number	Description

10.80(43)#	2013 Bonus Plan

21.1	List of Subsidiaries of Santarus, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS‡	XBRL Instance Document

101.SCH‡	XBRL Taxonomy Extension Schema Document

101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF‡	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document

101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on March 8, 2011.
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 13, 2004.
(3)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2008.
(4)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 17, 2004.
(5)	Incorporated by reference to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2003, as amended (File No. 333-111515).
(6)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2006.
(7)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2008.
(8)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 3, 2006.
(9)	Incorporated by reference to our Registration Statement on Form S-3, filed with the Securities and Exchange Commission on January 20, 2009, as amended (File No. 333-156806).
(10)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the Securities and Exchange Commission on November 2, 2007.
(11)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 6, 2007.
(12)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 6, 2009.

(13)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 4, 2010.
(14)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004.
(15)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 14, 2008.
(16)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 30, 2010.
(17)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2012.
(18)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 18, 2006.
(19)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the Securities and Exchange Commission on November 5, 2009.
(20)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 9, 2010.
(21)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on May 5, 2011.
(22)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 7, 2011.
(23)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 7, 2006.
(24)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2008.
(25)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Securities and Exchange Commission on August 3, 2010.
(26)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 28, 2007.
(27)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 7, 2008.
(28)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 4, 2008.
(29)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the Securities and Exchange Commission on August 5, 2008.
(30)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 7, 2012.

(31)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 5, 2012.
(32)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the Securities and Exchange Commission on May 8, 2012.
(33)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 13, 2007.
(34)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 10, 2012.
(35)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 7, 2006.
(36)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 13, 2004.
(37)	Incorporated by reference to our Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 21, 2006.
(38)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 8, 2005.
(39)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2005.
(40)	Incorporated by reference to our Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 18, 2007.
(41)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 4, 2011.
(42)	Incorporated by reference to our applicable Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2012.
(43)	Incorporated by reference to our applicable Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 22, 2013.
†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
+	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.
*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Santarus, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
‡	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

(c) Financial Statement Schedule.

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTARUS, INC.

Dated: March 4, 2013
	By:	/s/ GERALD T. PROEHL
Gerald T. Proehl
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GERALD T. PROEHL	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2013
Gerald T. Proehl

/s/ DEBRA P. CRAWFORD	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2013
Debra P. Crawford

/s/ DAVID F. HALE	Director (Chairman of the Board of Directors)	March 4, 2013
David F. Hale

/s/ DANIEL D. BURGESS	Director	March 4, 2013
Daniel D. Burgess

/s/ MICHAEL G. CARTER, M.B., CH.B., F.R.C.P. (U.K.)	Director	March 4, 2013
Michael G. Carter, M.B., Ch.B., F.R.C.P. (U.K.)

/s/ ALESSANDRO E. DELLA CHÀ	Director	March 4, 2013
Alessandro E. Della Chà

/s/ MICHAEL E. HERMAN	Director	March 4, 2013
Michael E. Herman

/s/ TED W. LOVE, M.D.	Director	March 4, 2013
Ted W. Love, M.D.

/s/ KENT SNYDER	Director	March 4, 2013
Kent Snyder

SANTARUS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Santarus, Inc.

We have audited the accompanying consolidated balance sheets of Santarus, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Santarus, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, effective January 1, 2011.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Santarus, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
March 4, 2013

Santarus, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$49,772	$54,244
Short-term investments	44,964	4,364
Accounts receivable, net	31,024	20,274
Inventories, net	9,897	5,129
Prepaid expenses and other current assets	6,678	3,714

Total current assets	142,335	87,725

Long-term restricted cash	950	1,050
Property and equipment, net	945	578
Intangible assets, net	16,254	21,787
Goodwill	2,913	2,913
Other assets	352	—

Total assets	$163,749	$114,053

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$45,824	$35,413
Allowance for product returns	20,574	13,895

Total current liabilities	66,398	49,308

Deferred revenue	1,639	2,163
Long-term debt	9,876	10,000
Other long-term liabilities	2,884	2,494
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2012 and 2011; no shares issued and outstanding at December 31, 2012 and 2011	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at December 31, 2012 and 2011; 63,583,492 and 61,107,695 shares issued and outstanding at December 31, 2012 and 2011, respectively	6	6
Additional paid-in capital	368,594	354,288
Accumulated other comprehensive income	3	—
Accumulated deficit	(285,651)	(304,206)

Total stockholders’ equity	82,952	50,088

Total liabilities and stockholders’ equity	$163,749	$114,053

See accompanying notes.

Santarus, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2012	2011	2010

Revenues:
Product sales, net	$214,538	$88,153	$90,170
Promotion revenue	—	27,339	31,365
Royalty revenue	3,417	3,295	3,571
Other license revenue	—	—	245

Total revenues	217,955	118,787	125,351
Costs and expenses:
Cost of product sales	15,640	8,852	7,715
License fees and royalties	69,783	17,898	28,576
Research and development	25,808	18,383	17,431
Selling, general and administrative	86,552	68,229	82,581
Restructuring charges	—	—	7,082

Total costs and expenses	197,783	113,362	143,385

Income (loss) from operations	20,172	5,425	(18,034)
Other income (expense):
Interest income	29	15	80
Interest expense	(337)	(459)	(461)

Total other income (expense)	(308)	(444)	(381)

Income (loss) before income taxes	19,864	4,981	(18,415)
Income tax expense	1,309	312	59

Net income (loss)	$18,555	$4,669	$(18,474)

Net income (loss) per share:
Basic	$0.30	$0.08	$(0.31)

Diluted	$0.27	$0.07	$(0.31)

Weighted average shares outstanding used to calculate net income (loss) per share:
Basic	62,696,950	60,531,259	58,734,397
Diluted	69,150,415	62,814,561	58,734,397

See accompanying notes.

Santarus, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Years Ended December 31,
	2012	2011	2010

Net income (loss)	$18,555	$4,669	$(18,474)
Unrealized gain on investments	3	—	1

Comprehensive income (loss)	$18,558	$4,669	$(18,473)

See accompanying notes.

Santarus, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

				Accumulated
				other
			Additional	comprehensive		Total
	Common stock		paid-in	income	Accumulated	stockholders’
	Shares	Amount	capital	(loss)	deficit	equity
Balance at December 31, 2009	58,344,932	$6	$337,312	$(1)	$(290,401)	$46,916
Issuance of common stock upon exercise of stock options	237,243	—	384	—	—	384
Issuance of common stock under employee stock purchase plan	217,217	—	522	—	—	522
Issuance of common stock at $2.01 per share for business combination	181,342	—	364	—	—	364
Issuance of common stock at $2.68 per share under technology license agreement	55,970	—	150	—	—	150
Issuance of common stock at $2.805 per share under technology license agreement	972,132	—	2,727	—	—	2,727
Stock-based compensation	—	—	5,393	—	—	5,393
Net loss	—	—	—	—	(18,474)	(18,474)
Unrealized gain on investments	—	—	—	1	—	1

Comprehensive loss	—	—	—	—	—	(18,473)

Balance at December 31, 2010	60,008,836	6	346,852	—	(308,875)	37,983

Issuance of common stock upon exercise of stock options	884,324	—	1,557	—	—	1,557
Issuance of common stock under employee stock purchase plan	214,535	—	517	—	—	517
Stock-based compensation	—	—	5,362	—	—	5,362
Net income	—	—	—	—	4,669	4,669

Balance at December 31, 2011	61,107,695	6	354,288	—	(304,206)	50,088

Issuance of common stock upon exercise of stock options	1,323,514	—	3,026	—	—	3,026
Issuance of common stock under employee stock purchase plan	245,871	—	852	—	—	852
Issuance of common stock at $4.08 per share under technology license agreement	906,412	—	3,698	—	—	3,698
Stock-based compensation	—	—	6,730	—	—	6,730
Net income	—	—	—	—	18,555	18,555
Unrealized gain on investments	—	—	—	3	—	3

Comprehensive income	—	—	—	—	—	18,558

Balance at December 31, 2012	63,583,492	$6	$368,594	$3	$(285,651)	$82,952

See accompanying notes.

Santarus, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Operating activities
Net income (loss)	$18,555	$4,669	$(18,474)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,129	3,113	2,259
Unrealized gain on trading securities, net	—	—	(2)
(Gain) loss on contingent consideration	146	(3)	157
Stock-based compensation	6,730	5,362	5,393
Issuance of common stock for technology license agreement	3,698	—	2,877
Changes in operating assets and liabilities:
Accounts receivable, net	(10,750)	(13,118)	9,097
Inventories, net	(4,768)	1,674	2,311
Prepaid expenses and other current assets	(2,794)	2,878	(2,289)
Other assets	(352)	—	—
Accounts payable and accrued liabilities	13,004	3,421	(29,670)
Allowance for product returns	6,679	445	604
Deferred revenue	(524)	(472)	(288)

Net cash provided by (used in) operating activities	35,753	7,969	(28,025)

Investing activities
Purchases of short-term investments	(55,030)	(14,830)	(17,809)
Sales and maturities of short-term investments	15,367	14,821	17,791
Redemption of investments	—	—	3,850
Long-term restricted cash	(950)	—	—
Purchases of property and equipment	(796)	(223)	(308)
Acquisition of intangible assets	—	—	(5,000)
Net cash paid for business combinations	(2,519)	(12,259)	(842)

Net cash used in investing activities	(43,928)	(12,491)	(2,318)

Financing activities
Payment of commitment fee on credit facility	(175)	—	—
Exercise of stock options	3,026	1,557	384
Issuance of common stock, net	852	517	522

Net cash provided by financing activities	3,703	2,074	906

Decrease in cash and cash equivalents	(4,472)	(2,448)	(29,437)
Cash and cash equivalents at beginning of the period	54,244	56,692	86,129

Cash and cash equivalents at end of the period	$49,772	$54,244	$56,692

Supplemental disclosure of cash flow information:
Interest paid	$337	$459	$461

Income taxes paid	$950	$66	$1,349

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

The following is a summary of the Company’s available-for-sale investment securities as of December 31, 2012 and 2011 (in thousands). All available-for-sale securities held as of December 31, 2012 and 2011 have contractual maturities within one year. There were no material gross realized gains or losses on sales of available-for-sale securities for the years ended December 31, 2012 and 2011.

	Amortized Cost	Market Value	Unrealized Gain
December 31, 2012:
U.S. government sponsored enterprise securities	$44,961	$44,964	$3

December 31, 2011:
U.S. Treasury securities	$1,500	$1,500	$—
U.S. government sponsored enterprise securities	3,914	3,914	—

	$5,414	$5,414	$—

The classification of available-for-sale securities in the Company’s consolidated balance sheets is as follows (in thousands):

	December 31,
	2012	2011
Short-term investments	$44,964	$4,364
Restricted cash	—	1,050

	$44,964	$5,414

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

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and 2011 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2012:
Assets
Money market funds	$48,522	$—	$—	$48,522
U.S. government sponsored enterprise securities	—	47,164	—	47,164
Deferred compensation plan assets	169	—	—	169

	$48,691	$47,164	$—	$95,855

Liabilities
Contingent consideration	$—	$—	$2,200	$2,200
Deferred compensation plan liabilities	169	—	—	169

	$169	$—	$2,200	$2,369

December 31, 2011:
Assets
Money market funds	$40,244	$—	$—	$40,244
U.S. Treasury securities	1,500	—	—	1,500
U.S. government sponsored enterprise securities	—	17,914	—	17,914

	$41,744	$17,914	$—	$59,658

Liabilities
Contingent consideration	$—	$—	$2,054	$2,054

	$—	$—	$2,054	$2,054

The following table provides a summary of changes in fair value of the Company’s Level 3 liabilities for the years ended December 31, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2012	2011
Contingent Consideration:
Beginning balance	$2,054	$2,057
Change in fair value recorded in operating expenses	146	(3)

Ending balance	$2,200	$2,054

Level 3 liabilities include contingent milestone and royalty obligations the Company may pay related to the acquisition of Covella in September 2010. The fair value of the contingent consideration has been determined using a probability-weighted discounted cash flow model. The key assumptions in applying this approach are the discount rate and the probability assigned to the milestone or royalty being achieved. Management remeasures the fair value of the contingent consideration at each reporting period, with any change in its fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in the estimated probability or timing of achieving the milestone or royalty, being recorded in the current period’s statement of operations. The Company recorded an increase in the fair value of contingent consideration of $146,000 for 2012 and a decrease in the fair value of contingent consideration of $3,000 for 2011 resulting primarily from changes in the estimated timing of achieving certain milestones and royalties and the passage of time.

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

The Company sells its products primarily to established wholesale distributors in the pharmaceutical industry. Sales to McKesson Corporation, Cardinal Health, Inc. and AmerisourceBergen Corporation represented 35%, 31% and 18% of the Company’s total revenue in 2012, 27%, 23% and 18% of the Company’s total revenue in 2011, and 21%, 24% and 15% of the Company’s total revenue in 2010, respectively. In addition to sales to wholesale distributors, the Company’s promotion revenue representing fees earned under its promotion agreement with Depomed, Inc. (“Depomed”) represented 23% and 25% of the Company’s total revenue in 2011 and 2010, respectively.

Credit is extended based on an evaluation of the customer’s financial condition, and collateral is not required. Approximately 97% of the accounts receivable balance as of December 31, 2012 and as of December 31, 2011 represented amounts due from four customers. The Company evaluates the collectability of its accounts receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, the Company did not record an allowance for doubtful accounts at December 31, 2012 and 2011.

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

For the Zegerid® (omeprazole/sodium bicarbonate) capsules prescription product, the Company relies on Norwich Pharmaceuticals, Inc. located in New York as the sole third-party manufacturer of the brand and related authorized generic product. In addition, the Company relies on a Patheon, Inc. (“Patheon”) facility located in Canada for the supply of Zegerid powder for oral suspension.

For Glumetza® (metformin hydrochloride extended release tablets) 500 mg, the Company assumed from Depomed a commercial manufacturing agreement with Patheon and, accordingly, the Company relies on a Patheon facility located in Puerto Rico as the sole third-party manufacturer of Glumetza 500 mg. The Company currently relies on Depomed to oversee product manufacturing and supply of Glumetza 1000 mg. In turn, Depomed relies on a Valeant Pharmaceuticals International, Inc. facility located in Canada as the sole third-party manufacturer of Glumetza 1000 mg.

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

For the Company’s Uceris™ (budesonide) prescription product and the rifamycin SV MMX® investigational drug product, the Company relies on Cosmo Technologies Limited (“Cosmo”), an affiliate of Cosmo Pharmaceuticals S.p.A., located in Italy to manufacture and supply all of the Company’s drug product requirements.

For the Company’s Ruconest® (recombinant human C1 esterase inhibitor) investigational drug product, the Company relies on Pharming Group NV (“Pharming”) to oversee product manufacturing and supply. In turn, Pharming utilizes certain of its own facilities as well as third-party manufacturing facilities for supply, all of which are located in Europe.

For the Company’s SAN-300 (anti-VLA-1 antibody) investigational drug product, the Company utilizes materials previously manufactured by Biogen Idec MA (“Biogen”) for the production of clinical trial materials. In the future, Biogen has a right of first offer to supply the Company’s product requirements.

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

Business Combinations

The authoritative guidance for business combinations establishes principles and requirements for recognizing and measuring the total consideration transferred to and the assets acquired and liabilities assumed in the acquired target in a business combination.

The Company accounted for the acquisition of Covella in September 2010 in accordance with the authoritative guidance for business combinations. The consideration paid to acquire Covella was required to be measured at fair value and included cash consideration, the issuance of the Company’s common stock and contingent consideration, which includes the Company’s obligation to make clinical and regulatory milestone payments based on success in developing product candidates in addition to a royalty on net sales of any commercial products resulting from the anti-VLA-1 monoclonal antibody (“mAb”) technology. After the total consideration transferred was calculated by determining the fair value of the contingent consideration plus the upfront cash and stock consideration, the Company assigned the purchase price of Covella to the fair value of the assets acquired and liabilities assumed. This allocation of the purchase price resulted in recognition of intangible assets related to in-process research and development (“IPR&D”) and goodwill.

The Company accounted for the commercialization agreement with Depomed entered into in August 2011 in accordance with the authoritative guidance for business combinations. The purchase consideration was comprised of cash payments for the purchase of existing inventory, and the entire purchase price was allocated to inventory, as cost approximated fair value, and no other assets were acquired and no liabilities were assumed in the transaction. Under the commercialization agreement, the Company has an obligation to pay royalties to Depomed based on Glumetza net product sales. These royalties are being expensed as incurred as the Company determined that the royalty rates reflect reasonable market rates for the manufacturing and commercialization rights granted under the commercialization agreement.

The Company accounted for the license agreement with Healthcare Royalty Partners, L.P. (“HRP”) and Shore Therapeutics, Inc. (“Shore”) in accordance with the authoritative guidance for business combinations. The purchase consideration was comprised of an upfront cash payment, and the purchase price was allocated to prepaid royalty expense and intangible assets related to the license agreement. There were no other assets acquired or liabilities assumed under the license agreement. Under the license agreement, the Company has an obligation to pay royalties to Shore based on Fenoglide net product sales and certain one-time success-based milestones contingent on sales achievement. These royalties and sales milestones will be expensed as incurred as the Company determined that the royalty rates and sales milestone amounts reflect reasonable market rates for the manufacturing and commercialization rights granted under the license agreement.

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

IPR&D will not be amortized until the related development process is complete and goodwill is not amortized. License agreements and other intangible assets are amortized over their estimated useful lives. If the assets are considered to be impaired, the impairment the Company recognizes is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fair value is determined by a combination of third-party sources and forecasted discounted cash flows. In addition, the Company bases the useful lives and related amortization expense on its estimate of the period that the assets will generate revenues or otherwise be used. The Company also periodically reviews the lives assigned to its intangible assets to ensure that its initial estimates do not exceed any revised estimated periods from which the Company expects to realize cash flows from the technologies. A change in any of the above-mentioned factors or estimates could result in an impairment charge which could negatively impact the Company’s results of operations. The Company has not recognized any impairment charges on its intangible assets or goodwill through December 31, 2012.

Intangible assets and goodwill as of December 31, 2012 consisted of the following (in thousands):

	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible Assets Subject to Amortization:
License fees	6	$27,500	$(12,346)	$15,154

Intangible Assets and Goodwill Not Subject to Amortization:
In-process research and development				1,100
Goodwill				2,913

				4,013

Total intangible assets, net and goodwill				$19,167

Intangible assets and goodwill as of December 31, 2011 consisted of the following (in thousands):

	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible Assets Subject to Amortization:
License fees	6	$27,500	$(6,813)	$20,687

Intangible Assets and Goodwill Not Subject to Amortization:
In-process research and development				1,100
Goodwill				2,913

				4,013

Total intangible assets, net and goodwill				$24,700

For the years ended December 31, 2012, 2011 and 2010, total expense related to the amortization of intangible assets was approximately $5.5 million, $2.7 million and $1.9 million, respectively.

Total future amortization expense related to intangible assets subject to amortization at December 31, 2012 is as follows (in thousands):

2013	$5,545
2014	5,545
2015	3,926
2016	138

Total future amortization expense	$15,154

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence that an arrangement exists, title has passed, the price is fixed or determinable, and collectability is reasonably assured.

Product Sales, Net. The Company sells its commercial products primarily to pharmaceutical wholesale distributors. The Company is obligated to accept from customers products that are returned within six months of their expiration date or up to 12 months beyond their expiration date. The shelf life of the Company’s products from the date of manufacture is as follows: Zegerid (36 months); Glumetza (24 to 48 months); Cycloset (18 months); and Fenoglide (24 to 36 months). The Company authorizes returns for expired or damaged products in accordance with its return goods policy and procedures. The Company issues credit to the customer for expired or damaged returned product. The Company rarely exchanges product from inventory for returned product. At the time of sale, the Company records its estimates for product returns as a reduction to revenue at full sales value with a corresponding increase in the allowance for product returns liability. Actual returns are recorded as a reduction to the allowance for product returns liability at sales value with a corresponding decrease in accounts receivable for credit issued to the customer.

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

The Company’s allowance for product returns was $20.6 million as of December 31, 2012 and $13.9 million as of December 31, 2011. The Company recognizes product sales at the time title passes to its customers, and the Company provides for an estimate of future product returns at that time based upon historical product returns trends, analysis of product expiration dating and estimated inventory levels in the distribution channel, review of returns trends for similar products, if available, and the other factors discussed above. Due to the lengthy shelf life of the Company’s products and the terms of the Company’s returns policy, there may be a significant time lag between the date the Company determines the estimated allowance and when the Company receives the product return and issues credit to a customer. Therefore, the amount of returns processed against the allowance in a particular year generally has no direct correlation to the product sales in the same year, and the Company may record adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods.

The Company has been tracking its Zegerid product returns history by individual production batches from the time of its first commercial product launch of Zegerid powder for oral suspension 20 mg in late 2004. The Company launched Cycloset in November 2010 and began distributing Fenoglide in December 2011. Under a commercialization agreement with Depomed, the Company began distributing and recording product sales for

Glumetza in September 2011. The Company has provided for an estimate of product returns based upon a review of the Company’s product returns history and returns trends for similar products, taking into consideration the effect of a product’s shelf life on its returns history.

The Company’s allowance for rebates, chargebacks and other discounts was $17.2 million as of December 31, 2012 and $13.8 million as of December 31, 2011. These allowances reflect an estimate of the Company’s liability for rebates due to managed care organizations under specific contracts, rebates due to various organizations under Medicare contracts and regulations, chargebacks due to various organizations purchasing the Company’s products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. The Company estimates its liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, the Company evaluates its outstanding contracts and applies the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, the Company projects the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by the Company and/or its competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date the Company determines the estimated allowance and when the Company makes the contractual payment or issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods.

In late June 2010, the Company began selling an authorized generic version of its prescription Zegerid capsules under a distribution and supply agreement with Prasco, LLC (“Prasco”). Prasco has agreed to purchase all of its authorized generic product requirements from the Company and pays a specified invoice supply price for such products. The Company recognizes revenue from shipments to Prasco at the invoice supply price and the related cost of product sales when title transfers, which is generally at the time of shipment. The Company is also entitled to receive a significant percentage of the gross margin on sales of the authorized generic products by Prasco, which the Company recognizes as an addition to product sales, net when Prasco reports to the Company the gross margin from the ultimate sale of the products. Any adjustments to the gross margin related to Prasco’s estimated sales discounts and other deductions are recognized in the period Prasco reports the amounts to the Company.

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

Advertising Expense

The Company records the cost of its advertising efforts when services are performed or goods are delivered. The Company recorded approximately $4.0 million, $1.8 million and $3.0 million in advertising expense for the years ended December 31, 2012, 2011 and 2010, respectively.

Stock-Based Compensation

The Company estimates the fair value of stock options and employee stock purchase plan rights granted using the Black-Scholes valuation model. The Company amortizes the fair value of options granted on a straight-line basis over the requisite service period of the awards, which is generally the vesting period of one to four years. Pre-vesting forfeitures were estimated to be approximately 0% for 2012, 2011 and 2010 as the majority of options granted contain monthly vesting terms. For the years ended December 31, 2012, 2011 and 2010, the Company recognized approximately $6.7 million, $5.4 million and $5.4 million, respectively, of total stock-based compensation.

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

The fair value of each option is estimated on the date of grant using the Black-Scholes valuation model. The following assumptions were used during these periods:

	Years Ended December 31,
	2012	2011	2010
Stock Options:
Risk-free interest rate	0.8% – 1.4%	1.1% – 2.6%	1.8% – 3.0%
Expected volatility	71%	71% – 72%	70% – 71%
Expected life of options (years)	5.27 – 6.08	5.27 – 6.08	5.27 – 6.08
Expected dividend yield	—	—	—

Employee Stock Purchase Plan:
Risk-free interest rate	0.1% – 0.2%	0.1%	0.1% – 0.2%
Expected volatility	71%	71%	70% – 71%
Expected life of options (years)	0.50	0.50	0.50
Expected dividend yield	—	—	—

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

The weighted average per share fair value of stock options granted in the years ended December 31, 2012, 2011 and 2010 was $3.33, $2.13 and $2.86, respectively. The weighted average per share fair value of employee stock purchase plan rights granted in the years ended December 31, 2012, 2011 and 2010 was $2.77, $1.06 and $0.95, respectively. As of December 31, 2012, total unrecognized compensation cost related to stock options and employee stock purchase plan rights was approximately $12.2 million, and the weighted average period over which it was expected to be recognized was 2.3 years.

Net Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, contingently issuable shares, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted income (loss) per share when their effect is dilutive. Potentially dilutive securities totaling 5.3 million shares, 12.4 million shares and 17.0 million shares for 2012, 2011 and 2010, respectively, were excluded from the calculation of diluted income (loss) per share because of their anti-dilutive effect.

	Years Ended December 31,
	2012	2011	2010
Numerator:
Net income (loss) (in thousands)	$18,555	$4,669	$(18,474)

Denominator:
Weighted average common shares outstanding for basic net income (loss) per share	62,696,950	60,531,259	58,734,397
Net effect of dilutive common stock equivalents	6,453,465	2,283,302	—

Denominator for diluted net income (loss) per share	69,150,415	62,814,561	58,734,397

Net income (loss) per share
Basic	$0.30	$0.08	$(0.31)

Diluted	$0.27	$0.07	$(0.31)

Segment Reporting

Management has determined that the Company operates in one business segment which is the development and commercialization of pharmaceutical products.

Adoption of Recent Accounting Pronouncements

In June and December 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on the presentation of comprehensive income. Under this newly issued authoritative guidance, an entity has the option to present comprehensive income and net income either in a single continuous statement or in two separate but consecutive statements. This guidance, therefore, eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The Company adopted the requirements of this guidance effective for its fiscal year beginning January 1, 2012. Upon adoption, the guidance did not have a material impact on the Company’s consolidated financial statements. In February 2013, the FASB amended its guidance on reporting reclassifications out of accumulated other comprehensive income. For significant items reclassified out of accumulated other comprehensive income to net income in their entirety in the same reporting period, this amendment requires reporting about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under GAAP is required in the notes to the financial statements. This amendment is effective for interim periods beginning after December 15, 2012. The Company does not anticipate this amendment will have a material impact on its consolidated financial statements.

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

2.	Balance Sheet Details

Inventories, net consist of the following (in thousands):

	December 31,
	2012	2011
Raw materials	$1,533	$873
Finished goods	9,968	5,450

	11,501	6,323
Allowance for excess and obsolete inventory	(1,604)	(1,194)

	$9,897	$5,129

Property and equipment, net consist of the following (in thousands):

	December 31,
	2012	2011
Computer equipment and software	$1,670	$1,519
Office equipment and furniture	1,634	1,238
Leasehold improvements	536	468

	3,840	3,225
Less: accumulated depreciation and amortization	(2,895)	(2,647)

	$945	$578

For the years ended December 31, 2012, 2011 and 2010, depreciation expense was approximately $426,000, $417,000 and $408,000, respectively.

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Accounts payable	$6,873	$4,549
Accrued compensation and benefits	9,183	7,226
Accrued rebates	11,693	10,227
Accrued license fees and royalties	7,181	4,859
Accrued research and development expenses	3,441	2,400
Accrued legal fees	1,953	2,632
Income taxes payable	950	580
Other accrued liabilities	4,550	2,940

	$45,824	$35,413

3.	Significant Agreements

Strategic Collaboration with Cosmo

In December 2008, the Company entered into a strategic collaboration with Cosmo including a license agreement, stock issuance agreement and registration rights agreement, under which the Company was granted exclusive rights to develop and commercialize Uceris and rifamycin SV MMX in the U.S. As upfront consideration, the Company issued 6,000,000 shares of its common stock and made a cash payment of $2.5 million to Cosmo. In addition, following the completion of the phase III studies for Uceris in November 2010, Cosmo elected to receive payment of a clinical milestone through the issuance of 972,132 shares of the Company’s common stock. Following U.S. Food and Drug Administration (“FDA”) acceptance for filing of the new drug application (“NDA”) for Uceris in February 2012, Cosmo elected to receive payment of a regulatory milestone through the issuance of 906,412 shares of the Company’s common stock, and following the first commercial sale of Uceris which occurred in February 2013, Cosmo has the option to elect, on or before April 15, 2013, whether to receive payment of a $7.0 million commercial milestone in cash or through the issuance of 565,793 shares of the Company’s common stock.

The Company may also be required to pay Cosmo commercial milestones of up to $22.5 million for Uceris and up to $28.0 million rifamycin SV MMX. In addition, the Company may also be required to pay Cosmo an additional $2.0 million regulatory milestone for the initial indication for rifamycin SV MMX and up to $6.0 million in clinical and regulatory milestones for a second indication for rifamycin SV MMX. The milestones may be paid in cash or through issuance of additional shares of the Company’s common stock, at Cosmo’s option, subject to certain limitations.

The Company will be required to pay tiered royalties to Cosmo equal to 12% (on annual net sales of each licensed product up to $120.0 million) and 14% (on annual net sales of each licensed product in excess of $120.0 million). Such royalties are subject to reduction in certain circumstances, including in the event of market launch in the U.S. of a generic version of a licensed product. The Company was responsible for one-half of the total out-of-pocket costs associated with the Uceris phase III clinical program and for all of the out-of-pocket costs for the rifamycin SV MMX phase III U.S. registration study. The Company is also responsible for all of the out-of-pocket costs for the ongoing Uceris phase IIIb clinical study. In the event that additional clinical work is required to obtain U.S. regulatory approval for rifamycin SV MMX, the parties will agree on cost sharing. Cosmo is responsible for any additional pre-clinical costs for rifamycin SV MMX and for any product development and scale-up costs for either of the licensed products.

The Company has agreed to use commercially reasonable efforts to market, promote and sell each of the licensed products, including launching such product within 12 months following receipt of U.S. regulatory approval, utilizing a minimum number of field sales representatives during the first year following launch and spending specified minimum amounts on its sales and marketing efforts during the first three years following launch. Cosmo is responsible for manufacturing and supplying all of the Company’s drug product requirements during the term of the license agreement, and the Company and Cosmo have entered into a separate commercial supply agreement for Uceris.

As described above, the Company has issued to Cosmo a total of 7,878,544 shares of common stock as upfront consideration and milestone payments. The Company will make additional payments to Cosmo upon the achievement of certain development and commercial milestones, which milestones may be paid in cash or through issuance of additional shares of common stock, at Cosmo’s option. The Company’s obligation to issue additional shares of common stock to Cosmo upon the achievement of one or more milestones is subject to certain limitations, including that the total number of shares of common stock issued to Cosmo shall not exceed 10,300,000 shares. Any such additional shares to be issued will be valued at the average daily closing price of the common stock as reported on the Nasdaq Global Market for the 30 consecutive trading days ending on the day immediately prior to the achievement of the applicable milestone. For the six months following the issuance of any shares of common stock upon achievement of milestones, Cosmo has agreed that it will not transfer or dispose of any such issued shares.

Under the terms of the registration rights agreement, as amended, the Company filed resale registration statements on Form S-3 with the Securities and Exchange Commission (“SEC”) to register the resale of the shares the Company has issued to Cosmo. The Company is obligated to file additional registration statements for any additional shares issued to Cosmo under the stock issuance agreement and to use best efforts to have any such registration statements declared effective by the SEC.

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

The Company recorded the fair value of the 906,412 shares of its common stock issued to Cosmo for the regulatory milestone achievement of approximately $3.7 million in license fees and royalties expense in 2012. As these shares had a six-month trading restriction pursuant to the stock issuance agreement, the Company estimated a fair value of $4.08 per share, which reflected a discount due to lack of marketability (“DLOM”) of approximately 15% on the $4.80 per share closing price of its common stock on the milestone achievement date. The Company calculated the DLOM associated with the contractual restriction using the Black-Scholes valuation model for a hypothetical put option with the following assumptions: life of the option of 0.5 years; risk-free interest rate of 0.15%; volatility of 53%; and dividend rate of 0%.

License Agreement with University of Missouri

In January 2001, the Company entered into an exclusive, worldwide license agreement with the University of Missouri for patents and pending patent applications relating to specific formulations of proton pump inhibitors with antacids and other buffering agents and methods of using these formulations. Pursuant to the terms of the license agreement, the Company issued to the University of Missouri 164,284 shares of the Company’s common stock and paid an upfront licensing fee of $1.0 million, a one-time $1.0 million milestone fee following the filing of the Company’s first NDA in 2003 and a one-time $5.0 million milestone fee following the FDA’s approval of Zegerid powder for oral suspension 20 mg in 2004. The Company is required to make additional milestone payments to the University of Missouri upon initial commercial sale in specified territories outside the U.S., which may total up to $3.5 million in the aggregate. The Company is also required to make milestone payments, up to a maximum of $86.3 million, based on first-time achievement of significant sales thresholds, the first of which was a one-time $2.5 million milestone payment accrued in 2008 and paid in 2009 upon initial achievement of $100.0 million in annual calendar year net product sales, and the next of which is a one-time $7.5 million milestone payment upon initial achievement of $250.0 million in annual calendar year net product sales. The Company is also obligated to pay royalties on net sales of the Company’s products and any products sold by Prasco, MSD Consumer Products, Inc. (“Merck”), a subsidiary of Merck & Co., Inc., and GSK under the Company’s existing license and distribution agreements.

Distribution and Supply Agreement with Prasco

In April 2010, as part of the Company’s contingency plan to prepare for a possible launch of a generic version of its Zegerid prescription products, the Company entered into a distribution and supply agreement with Prasco that granted Prasco the right to distribute and sell an authorized generic version of the Company’s Zegerid prescription products in the U.S. In late June 2010, as a result of Par Pharmaceutical, Inc.’s (“Par’s”) decision to launch its generic version of Zegerid capsules, Prasco commenced shipment of an authorized generic of Zegerid capsules in 20 mg and 40 mg dosage strengths in the U.S. under the Prasco label. Under the terms of the distribution and supply agreement, which was amended in November 2012, Prasco is obligated to use commercially reasonable efforts to distribute and sell such products in the U.S. Prasco agreed to purchase all of its authorized generic product requirements from the Company and pays a specified invoice supply price for such products. Prasco is also obligated to pay the Company a significant percentage of the gross margin on sales of the authorized generic products.

Agreements with Depomed

In August 2011, the Company entered into a commercialization agreement with Depomed granting the Company exclusive rights to manufacture and commercialize Depomed’s Glumetza prescription products in the U.S., including its territories and possessions and Puerto Rico. The commercialization agreement replaced an existing promotion agreement between the parties entered into in July 2008 pursuant to which the Company promoted Glumetza in the U.S. Under the terms of the promotion agreement, the Company paid Depomed a $12.0 million upfront fee. The $12.0 million upfront fee has been capitalized and included in intangible assets and is being amortized to license fee expense over the estimated useful life of the asset on a straight-line basis through early 2016. Additionally under the promotion agreement, in March 2011, the Company paid Depomed a $3.0 million sales milestone, of which $2.7 million was accrued in 2010 and the balance of which was expensed in 2011, based on having achieved Glumetza net product sales in excess of $50.0 million during the 13-month period ended January 31, 2011. Under the promotion agreement, Depomed recorded revenue from the sales of Glumetza products and was required to pay the Company a fee of 80% (through September 30, 2010) and 75% (from October 1, 2010 to August 31, 2011) of the gross margin earned from all net sales of Glumetza products in the U.S.

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

The Company was required to pay to Depomed royalties on Glumetza net product sales in the U.S. of 26.5% in 2011 and 29.5% in 2012, and the Company is required to pay Depomed royalties on Glumetza net product sales in the U.S. of 32.0% in 2013 and 2014 and 34.5% in 2015 and beyond prior to generic entry of a Glumetza product. The Company has the exclusive right to commercialize authorized generic versions of the Glumetza products. In the event of generic entry of a Glumetza product in the U.S., the parties will equally share proceeds based on a gross margin split. Under the commercialization agreement, the Company will pay no additional sales milestones to Depomed as was required under the prior promotion agreement. In addition, starting in 2012, the Company has reduced minimum marketing expenditures and sales force promotion obligations during the term of the agreement until such time as a generic to Glumetza enters the market.

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

Under the terms of the commercialization agreement, Depomed will manage the ongoing patent infringement litigation relating to Glumetza, subject to certain consent rights in favor of the Company, including with regard to any proposed settlements. The Company is responsible for 70% of the future out-of-pocket costs, and Depomed is responsible for 30% of the future out-of-pocket costs, related to patent infringement cases.

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

Under the authoritative guidance for business combinations, the commercialization agreement with Depomed was determined to be a business combination and was accounted for using the acquisition method of accounting. Neither separate financial statements nor pro forma results of operations have been presented because the acquisition transaction does not meet the qualitative or quantitative materiality tests under Regulation S-X. Transaction-related costs of approximately $137,000 were included in selling, general and administrative expenses for the year ended December 31, 2011.

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

License Agreement with HRP and Shore

In December 2011, the Company entered into a license agreement with HRP and Shore granting the Company exclusive rights to commercialize Fenoglide prescription products in the U.S. Under the terms of the license agreement, the Company paid Shore an $11.0 million upfront fee. In addition, the Company is required to pay Shore tiered royalties on net sales of Fenoglide. The royalties are 5% on net sales of up to $10.0 million (commencing in 2013), a 20% royalty on net sales between $10.0 million and $20.0 million, and a 25% royalty on net sales above $20.0 million. The Company is also obligated to pay Shore one-time, success-based milestones contingent on sales achievement: $2.0 million if calendar year net sales equal or exceed $20.0 million and $3.0 million if calendar year net sales equal or exceed $30.0 million.

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

Under the authoritative guidance for business combinations, the license agreement with HRP and Shore was determined to be a business combination and was accounted for using the acquisition method of accounting. Neither separate financial statements nor pro forma results of operations have been presented because the acquisition transaction does not meet the qualitative or quantitative materiality tests under Regulation S-X. Transaction-related costs of approximately $240,000 were included in selling, general and administrative expenses for the year ended December 31, 2011.

The purchase price was $11.0 million and represents the upfront fee that the Company paid Shore in cash under the license agreement. As the royalties payable on the first $10.0 million of Fenoglide net product sales have been waived for 2012 under the license agreement, the Company allocated $500,000 of the total purchase price to prepaid royalty expense which was expensed as incurred based upon net product sales of Fenoglide in 2012. The remaining $10.5 million of the total purchase price was allocated to intangible assets related to the license agreement and represents the acquisition date fair value of the assets. The $10.5 million in intangible assets is being amortized to license fee expense over the estimated useful life of the asset on a straight-line basis through September 2015. No other assets were acquired and no liabilities were assumed in the transaction. The royalties and sales milestones payable to Shore based on Fenoglide net product sales are being expensed as incurred or earned as the Company determined that the royalty rates and sales milestone amounts reflect reasonable market rates for the manufacturing and commercialization rights the Company was granted under the license agreement.

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

License Agreement with Glaxo Group Limited

In November 2007, the Company entered into a license agreement with GSK, granting GSK certain exclusive rights to commercialize prescription and OTC immediate-release omeprazole products in a number of international markets. Under the license agreement, GSK is responsible for the development, manufacture and commercialization of prescription and OTC immediate-release omeprazole products for sale in more than 100 countries within Africa, Asia, the Middle-East and Latin America. GSK bears all costs for its activities under the license agreement.

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

License Agreement and Supply Agreement with Pharming

In September 2010, the Company entered into a license agreement and a supply agreement with Pharming under which the Company was granted certain non-exclusive rights to develop and manufacture, and certain exclusive rights to commercialize Ruconest in the U.S., Canada and Mexico for the treatment of hereditary angioedema (“HAE”) and other future indications, as further described below.

License Agreement

Under the license agreement, Pharming granted the Company the non-exclusive rights to develop and manufacture and the exclusive right to commercialize licensed products in the U.S., Canada and Mexico. The Company paid Pharming a $15.0 million upfront fee in September 2010. In addition, in November 2012 the Company paid Pharming a $10.0 million milestone following successful achievement of the primary endpoint of the phase III clinical study. The Company may also be required to pay Pharming additional success-based regulatory and commercial milestones totaling up to an aggregate of $25.0 million, including a $5.0 million milestone upon FDA acceptance for review of a BLA for Ruconest and a $20.0 million milestone upon the earlier of first commercial sale of Ruconest in the U.S. or 90 days following receipt of FDA approval. In addition, the Company will be required to pay the following one-time performance milestones if the Company achieves certain aggregate net sales levels of Ruconest: a $20.0 million milestone if calendar year net sales exceed $300.0 million and a $25.0 million milestone if calendar year net sales exceed $500.0 million. As consideration for the licenses and rights granted under the license agreement, and as compensation for the commercial supply of Ruconest by Pharming pursuant to the supply agreement described below, the Company will pay Pharming a tiered supply price, based on a percentage of net sales of Ruconest, subject to reduction in certain events, as follows: 30% of net sales less than or equal to $100.0 million, 32% of net sales greater than $100.0 million but less than or equal to $250.0 million, 34% of net sales greater than $250.0 million but less than or equal to $500.0 million, 37% of net sales greater than $500.0 million but less than or equal to $750.0 million, and 40% of net sales greater than $750.0 million. The Company recorded license fee expense of $15.0 million in 2010 and $10.0 million in 2012, representing the upfront fee paid in September 2010 and the regulatory milestone paid in November 2012, respectively.

Under the license agreement, Pharming was responsible for conducting the phase III clinical study for Ruconest for the treatment of acute attacks of angioedema in patients with HAE and all costs of such clinical development. The Company is working together with Pharming to prepare the BLA for this indication for submission to the FDA. The Company will be responsible for seeking regulatory approval for this indication in the U.S., Canada and Mexico.

Either party may propose the development of Ruconest for additional indications in the U.S., Canada and Mexico, to which the other party may opt-in.

The Company has agreed to use commercially reasonable efforts to promote, sell and distribute Ruconest in the U.S., Canada and Mexico, including launching Ruconest for the treatment of acute attacks of angioedema in patients with HAE in the U.S. within 120 days following receipt of U.S. regulatory approval. During the term of the license agreement, Pharming has agreed not to, and to insure that its distributors and dealers do not, sell Ruconest to any customer in the U.S., Canada and Mexico. Both parties have agreed not to manufacture, develop, promote, market or distribute any other forms of C1 inhibitors for use in the U.S., Canada and Mexico during the term.

Supply Agreement

Under the supply agreement, Pharming will manufacture and exclusively supply to the Company, and the Company will exclusively order from Pharming, Ruconest at the supply price for commercialization activities. Pharming will manufacture and supply recombinant human C1 esterase inhibitor products to the Company at cost for development activities. Pharming will be responsible for obtaining and maintaining all manufacturing approvals and related costs.

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

Under the terms of the merger agreement, the Company paid to the Covella stockholders upfront consideration of $862,000 in cash, including repayment of a $600,000 debt owed by Covella to one of the Covella stockholders. The Company also issued to the Covella stockholders 181,342 unregistered shares of the Company’s common stock (subject to a 12-month lock-up period). The Company assumed responsibility for payment of approximately $467,000 in Covella liabilities and will make clinical and regulatory milestone payments totaling up to an aggregate of $37.7 million (consisting of a combination of cash and the Company’s common stock) based on success in developing product candidates (with the first such milestone being payable upon successful completion of the first phase IIb clinical study). The Company may also be required to pay a royalty equal to a low single digit percentage rate of net sales of any commercial products resulting from the anti-VLA-1 mAb technology. See contingent consideration liability discussed below.

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

Also in connection with the merger agreement, the Company assumed a services and supply agreement between Covella and Biogen, which was subsequently amended in November 2011 and December 2012. Under the services and supply agreement, Biogen agreed to supply to Covella materials manufactured by Biogen for use in the SAN-300 development program. The amendment provides for a revised payment structure for such material. In addition, upon Covella’s achievement of the first regulatory approval set forth in the amended license, Biogen is entitled to receive a one-time milestone payment equal to approximately $11.7 million, which is equivalent to the cost of the materials supplied under the services and supply agreement. In the event the amended license is terminated by either Covella or Biogen prior to Covella’s achievement of the first regulatory approval set forth in the amended license, Covella is required to pay Biogen a one-time termination fee of $3.0 million.

Purchase Price

The acquisition of Covella was accounted for using the acquisition method of accounting in accordance with the authoritative guidance for business combinations and, accordingly, the Company has included the results of operations of Covella in its consolidated statement of operations from the date of acquisition. Neither separate financial statements nor pro forma results of operations have been presented because the acquisition does not meet the qualitative or quantitative materiality tests under Regulation S-X. Approximately $352,000 of costs associated with the Company’s acquisition of Covella has been included in selling, general and administrative expenses for 2010.

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

Contingent Consideration Liability

Under the terms of the merger agreement, the Company is obligated to make clinical and regulatory milestone payments based on success in developing product candidates in addition to a royalty on net sales of any commercial products resulting from the anti-VLA-1 mAb technology. The fair value of the contingent consideration at the closing date was determined to be approximately $1.9 million using a probability-weighted discounted cash flow. The key assumptions in applying this approach were the discount rate and the probability assigned to the milestone or royalty being achieved. Management remeasures the fair value of the contingent consideration at each reporting period, with any change in its fair value being recorded in the current period’s statement of operations. Changes in the fair value may result from either the passage of time or events occurring after the acquisition date, such as changes in the estimate of the probability of achieving the milestone or royalty. The Company recorded an increase in the fair value of contingent consideration of $146,000 for 2012 and a decrease in the fair value of contingent consideration of $3,000 for 2011 resulting primarily from changes in the estimated timing of achieving certain milestones and royalties and the passage of time. The Company recorded an increase in the fair value of contingent consideration of $157,000 for 2010 resulting from the passage of time from the September 2010 acquisition date through December 31, 2010. The fair value of the contingent consideration is included in long-term liabilities in the Company’s consolidated balance sheets, and changes in the fair value of contingent consideration are included in operating expenses.

5.	Long-Term Debt

In July 2006, the Company entered into a loan agreement with Comerica Bank (“Comerica”), which was most recently amended in February 2012, pursuant to which the Company may request advances in an aggregate outstanding amount not to exceed $35.0 million. In December 2008, the Company drew down $10.0 million under the loan agreement. Pursuant to the February 2012 amendment, the revolving loan bears interest, as selected by the Company, at either the variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” or the LIBOR rate plus 2.25%. The Company has selected the LIBOR rate plus 2.25% interest rate option, which as of December 31, 2012 was approximately 2.46%. Interest payments on advances made under the amended loan agreement are due and payable in arrears on a monthly basis during the term of the amended loan agreement. The February 2012 amendment to the loan agreement extends the maturity date of the revolving line from July 11, 2013 to February 13, 2015. Amounts borrowed under the loan agreement may be repaid and re-borrowed at any time prior to February 13, 2015, and any outstanding principal drawn during the term of the loan facility is due and payable on February 13, 2015. In conjunction with the execution of the February 2012 amendment to the loan agreement, the Company paid a one-time commitment fee of $175,000. The commitment fee has been capitalized as a debt discount and is being amortized to interest expense over the remaining term of the loan agreement. The amended loan agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the amended loan agreement.

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

Leases

The Company leases its primary office facility and certain equipment under various operating leases. In October 2012, the Company entered into an office lease for the relocation of the Company’s headquarters. The lease provides for the Company initially to lease approximately 40,144 square feet of office space and subsequently to lease an additional 7,044 square feet of office space. The term of the lease commenced on December 17, 2012 for the initial premises upon the substantial completion of specified improvements and continues for approximately 89 calendar months from the commencement date. The term is expected to commence on or about December 1, 2013 for the additional space. The term of the lease is expected to expire on or around May 31, 2020 for both spaces. The lease also provides the Company with the option to renew the lease term for two additional five year periods, subject to the conditions set forth in the lease. The lease provides for annual base rent payable in monthly installments and subject to annual increases of 3.0% during the term of the lease. The Company will not be required to pay rent for the initial premises for the first five full calendar months following the Company’s occupancy of the initial premises and will not be required to pay the rent attributable to the additional space for the first six full calendar months following the Company’s occupancy of the additional space. The cumulative rent to be paid under the lease is being amortized on a straight-line basis over the term of the lease. The Company paid a security deposit of approximately $349,000 in October 2012.

In December 2007, the Company entered into a sublease agreement, which was subsequently amended in August 2011, for the Company’s former office facility. The sublease expires on February 27, 2013. The Company received an allowance of approximately $559,000 to cover the cost of the Company’s tenant improvements, which was provided in the form of an offset against the monthly installments of basic rent initially payable under the sublease. In conjunction with the sublease, in January 2008, the Company established a letter of credit naming the sublessor as beneficiary. The amount of the letter of credit was $200,000 as of December 31, 2012. In August 2011, the Company amended the sublease agreement to expand the leased premises. As the Company vacated the premises in December 2012, the Company expensed the remaining two months of rent and the remaining book value of the tenant improvements totaling approximately $154,000 in the aggregate.

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

At December 31, 2012, estimated annual future minimum payments under the Company’s operating leases are as follows (in thousands):

2013	$1,828
2014	2,458
2015	2,363
2016	2,202
2017	2,268
Thereafter	5,567

Total minimum lease payments	$16,686

Rent expense on facilities and equipment was approximately $1.9 million, $1.6 million and $1.7 million for 2012, 2011 and 2010, respectively.

Legal Proceedings

Zegerid Rx and Zegerid OTC Patent Litigation

Zegerid Rx Litigation

In April 2010, the U.S. District Court for the District of Delaware ruled that five patents covering Zegerid capsules and Zegerid powder for oral suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772) were invalid due to obviousness. These patents were the subject of lawsuits the Company filed in 2007 against Par in response to abbreviated new drug applications (“ANDAs”) filed by Par with the FDA. The University of Missouri, licensor of the patents, is joined in the litigation as a co-plaintiff. In May 2010, the Company filed an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. Following the District Court’s decision, Par launched its generic version of Zegerid capsules in late June 2010.

In September 2012, the U.S. Court of Appeals for the Federal Circuit reversed in part the April 2010 decision of the District Court. The Federal Circuit found that certain claims of asserted U.S. Patent Nos. 6,780,882 and

7,399,772, which Par had been found to infringe, were not invalid due to obviousness. These patents represent two of the five patents that were found to be invalid by the District Court, and the Federal Circuit affirmed the District Court’s finding of invalidity for the asserted claims from the remaining three patents. The Federal Circuit also upheld the District Court’s finding that there was no inequitable conduct. Following the Federal Circuit’s decision, Par announced that it had ceased distribution of its generic Zegerid capsules product in September 2012. In December 2012, the Federal Circuit issued an order denying a combined petition for panel and en banc rehearing filed by Par and issued its mandate, remanding the case to the District Court for further proceedings pertaining to damages. In February 2013, the Company filed an amended complaint with the District Court for infringement of U.S. Patent Nos. 6,780,882 and 7,399,772 and requested a jury trial with respect to the issue of damages in connection with Par’s launch of its generic version of Zegerid capsules in June 2010. In March 2013, Par filed its amended answer, which alleges, among other things, failure to state a claim upon which relief can be granted and non-infringement based on purported invalidity of the two asserted patents. In addition, Par filed a motion for a judgment on the pleadings, alleging, among other things, that the two asserted patents are invalid because the Federal Circuit purportedly did not expressly address certain prior art references considered by the District Court. Although the Company does not believe that Par has a meritorious basis upon which to further challenge validity of the asserted patents in this proceeding, the Company cannot be certain of the timing or outcome of this or any other proceedings.

In December 2011, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against Zydus Pharmaceuticals USA, Inc. (“Zydus”) for infringement of the patents listed in the Orange Book for Zegerid capsules. The University of Missouri, licensor of the patents, is joined in the litigation as a co-plaintiff. Zydus had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid capsules prior to the expiration of the listed patents. In September 2012, the Company amended its complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the September 2012 Federal Circuit decision. In October 2012, Zydus filed its answer, which alleges, among other things, failure to state a claim upon which relief can be granted. The lawsuit was commenced within the requisite 45-day time period, resulting in an FDA stay on the approval of Zydus’ proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. The Markman hearing for this matter has been scheduled in July 2013 and a trial has been scheduled in January 2014. Absent a court decision, the 30-month stay is expected to expire in May 2014. The Company is not able to predict the timing or outcome of this lawsuit.

In August 2012, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. (collectively “Dr. Reddy’s”) for infringement of the patents listed in the Orange Book for Zegerid capsules. The University of Missouri, licensor of the patents, is joined in the litigation as a co-plaintiff. Dr. Reddy’s had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid capsules prior to the expiration of the listed patents. In October 2012, the Company amended its complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the September 2012 Federal Circuit decision. Also in October 2012, Dr. Reddy’s filed its answer, which alleges, among other things, non-infringement, invalidity, failure to state a claim upon which relief can be granted and estoppel. The lawsuit was commenced within the requisite 45-day time period, resulting in an FDA stay on the approval of Dr. Reddy’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. The Markman hearing for this matter has been scheduled in July 2013 and a trial has been scheduled in July 2014. Absent a court decision, the 30-month stay is expected to expire in January 2015. The Company is not able to predict the timing or outcome of this lawsuit.

Zegerid OTC Litigation

In September 2010, Merck filed a lawsuit in the U.S. District Court for the District of New Jersey against Par for infringement of the patents listed in the Orange Book for Zegerid OTC. The Company and the University of Missouri, licensors of the listed patents, are joined in the lawsuit as co-plaintiffs. Par had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. In October 2012, Merck amended its complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the September 2012 Federal Circuit decision. Also in October 2012, Par filed its answer, which alleges, among other things, failure to state a claim upon which relief can be granted, non-infringement and invalidity. Par has received tentative approval of its proposed generic Zegerid OTC product. The lawsuit was commenced within the requisite 45-day time period, resulting in an FDA stay on the approval of Par’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. Although the 30-month stay expired in February 2013, the parties have agreed that Par will not launch its generic Zegerid OTC product unless there is a District Court judgment favorable to Par or in certain other specified circumstances. The Markman hearing for this matter has been scheduled in July 2013 and a trial has been scheduled in January 2015. The Company is not able to predict the timing or outcome of this lawsuit.

In September 2010, Merck filed a lawsuit in the U.S. District Court for the District of New Jersey against Perrigo Research and Development Company (“Perrigo”) for infringement of the patents listed in the Orange Book for Zegerid OTC. The Company and the University of Missouri, licensors of the listed patents, were joined in the lawsuits as co-plaintiffs. Perrigo had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. In January 2013, this case was settled allowing entry into the market by Perrigo upon expiration of the applicable patents (or earlier under certain circumstances), and the District Court entered an order dismissing the case with prejudice.

In December 2011, Merck filed a lawsuit in the U.S. District Court for the District of New Jersey against Zydus for infringement of the patents listed in the Orange Book for Zegerid OTC. The Company and the University of Missouri, licensors of the listed patents, are joined in the litigation as co-plaintiffs. Zydus had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. In September 2012, Merck amended its complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the September 2012 Federal Circuit decision. In October 2012, Zydus filed its answer, which alleges, among other things, failure to state a claim upon which relief can be granted. The lawsuit was commenced within the requisite 45-day time period, resulting in an FDA stay on the approval of Zydus’ proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. Absent a court decision, the 30-month stay is expected to expire in May 2014. The Markman hearing for this matter has been scheduled in July 2013 and a trial has been scheduled in January 2014. The Company is not able to predict the timing or outcome of this lawsuit.

Any adverse outcome in the Zegerid Rx and Zegerid OTC litigation described above would adversely impact the Company, including the amount of revenues the Company receives from sales of Zegerid brand and authorized generic prescription products and the Company’s ability to receive, milestone payments and royalties under its agreement with Merck. For example, the royalties payable to the Company under its license agreement with Merck are subject to reduction in the event it is ultimately determined by the courts (with the decision being unappealable or unappealed within the time allowed for appeal) that there is no valid claim of the licensed patents covering the manufacture, use or sale of the Zegerid OTC product and third parties have received marketing approval for, and are conducting bona fide ongoing commercial sales of, generic versions of the licensed products. Any negative outcome may also negatively impact the patent protection for the products being commercialized pursuant to the Company’s ex-US license with GSK. Although a U.S. ruling is not binding in countries outside the U.S., similar challenges to those raised in the U.S. litigation may be raised in territories outside the U.S. At this time the Company is unable to estimate possible losses or ranges of losses for ongoing actions.

Regardless of how these litigation matters are ultimately resolved, the litigation has been and will continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on the Company.

Glumetza Patent Litigation

In November 2009, Depomed filed a lawsuit in the U.S. District Court for the Northern District of California against Lupin Limited and its wholly owned subsidiary, Lupin Pharmaceuticals, Inc. (collectively “Lupin”) for infringement of certain patents listed in the Orange Book for Glumetza. The lawsuit was filed in response to an ANDA filed with the FDA by Lupin regarding Lupin’s intent to market generic versions of Glumetza 500 mg and 1000 mg tablets prior to the expiration of the listed patents. In February 2012, the Company and Depomed entered into a settlement agreement with Lupin that grants Lupin the right to begin selling a generic version of Glumetza in February 2016, or earlier under certain circumstances. In March 2012, the U.S. District Court for the Northern District of California entered an order dismissing the litigation.

In June 2011, Depomed filed a lawsuit in the U.S. District Court for the District of New Jersey against Sun Pharma Global FZE, Sun Pharmaceutical Industries Ltd. and Sun Pharmaceutical Industries Inc. (collectively “Sun”) for infringement of the patents listed in the Orange Book for Glumetza. Valeant International Bermuda (“Valeant”) was joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by Sun regarding Sun’s intent to market generic versions of Glumetza 500 mg and 1000 mg tablets prior to the expiration of the listed patents. In January 2013, the Company, Depomed and Valeant entered into a settlement agreement with Sun that grants Sun the right to begin selling a generic version of Glumetza in August 2016, or earlier under certain circumstances. In January 2013, the District Court dismissed the lawsuit without prejudice in view of the settlement agreement. The settlement agreement is subject to review by the U.S. Department of Justice and the Federal Trade Commission.

In April 2012, Depomed filed a lawsuit in the U.S. District Court for the District of Delaware against Watson Laboratories, Inc. – Florida, Actavis, Inc. and Watson Pharma, Inc. (collectively “Watson”) for infringement of the patents listed in the Orange Book for Glumetza 1000 mg at the time the lawsuit was filed (U.S. Patent Nos. 6,488,962 and 7,780,987). Valeant is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by Watson regarding Watson’s intent to market a generic version of Glumetza 1000 mg tablets prior to the expiration of the listed patents. Depomed and Valeant commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Watson’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents. Absent a court decision, the 30-month stay is expected to expire in September 2014. Watson has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, failure to state a claim, lack of subject matter jurisdiction, and has also filed counterclaims. In February 2013, Depomed amended its complaint to add infringement of a newly listed Orange Book patent (U.S. Patent No. 8,323,692), as well as two non-Orange Book listed patents (U.S. Patent Nos. 7,736,667 and 8,329,215). The Markman hearing for this matter has been scheduled in April 2014, and the trial has been scheduled in May 2014. The Company is not able to predict the timing or outcome of this lawsuit.

In February 2013, Depomed filed a lawsuit in the U.S. District Court for the District of Delaware against Watson for infringement of the patents listed in the Orange Book for Glumetza 500 mg at the time the lawsuit was filed (U.S. Patent Nos. 6,340,475; 6,488,962; 6,635,280 and 6,723,340). The lawsuit was filed in response to an ANDA filed with the FDA by Watson regarding Watson’s intent to market a generic version of Glumetza 500 mg tablets prior to the expiration of the listed patents. Depomed commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Watson’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents. Absent a court decision, the 30-month stay is expected to expire in July 2015.

Under the terms of the Company’s commercialization agreement with Depomed, Depomed will manage the ongoing patent infringement litigation relating to Glumetza, subject to certain consent rights in favor of the Company, including with regard to any proposed settlements. The Company is responsible for 70% of the future out-of-pocket costs, and Depomed is responsible for 30% of the future out-of-pocket costs, related to patent infringement cases.

Any adverse outcome in the litigation described above would adversely impact the Company and its revenues. Regardless of how these litigation matters are ultimately resolved, the litigation will continue to be costly, time-consuming and distracting to management, which could have a material adverse effect on the Company.

Fenoglide Patent Litigation

Prior to the execution of the license agreement, Shore entered into a settlement arrangement with Impax Laboratories, Inc. (“Impax”) in connection with patent infringement litigation associated with Impax’s ANDA for a generic version of Fenoglide and a related paragraph IV challenge. The settlement terms grant Impax a sublicense to begin selling a generic version of Fenoglide on October 1, 2015, or earlier under certain circumstances. In February 2012, the U.S. District Court for the District of Delaware entered an order dismissing the litigation, and the Company assumed Shore’s obligations associated with the sublicense to Impax.

In January 2013, the Company filed a lawsuit in the U.S. District Court for the District of Delaware against Mylan Inc. and Mylan Pharmaceuticals Inc. (collectively “Mylan”) for infringement of the patents listed in the Orange Book for Fenoglide 120 mg and 40 mg (U.S. Patent Nos. 7,658,944, and 8,124,125). Veloxis Pharmaceuticals A/S “(Veloxis”) is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by Mylan regarding Mylan’s intent to market a generic version of Fenoglide 120 mg and 40 mg tablets prior to the expiration of the listed patents. The Company commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Mylan’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in June 2015. Mylan has filed an answer in the case that asserts, among other things, non-infringement, invalidity, and failure to state a claim, and has also filed counterclaims. The Company is not able to predict the timing or outcome of this lawsuit.

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

Common Stock Offerings

On November 17, 2011, the Company filed a universal shelf registration statement on Form S-3 covering equity or debt securities with the SEC which was declared effective in December 2011. The universal shelf registration statement may permit the Company, from time to time, to offer and sell up to approximately $75.0 million of equity or debt securities. As of December 31, 2012, the Company has not issued securities under the universal shelf registration statement.

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

In January 2004, the Company adopted the 2004 Equity Incentive Award Plan (the “2004 Plan”). The 2004 Plan was approved by the Company’s stockholders in February 2004, became effective with the Company’s initial public offering in April 2004 and was subsequently amended and restated in July 2004. As of December 31, 2012, the Company was authorized to issue options to purchase 22,937,561 shares of its common stock under the 2004 Plan and had 3,019,851 shares available for future issuance. In addition, the 2004 Plan contains an “evergreen provision” that allows for an annual increase in the number of shares available for issuance on the first day of the fiscal year, equal to the lesser of 5% of the outstanding capital stock on each January 1, 2,500,000 shares, or an amount determined by the Company’s board of directors. Effective January 1, 2013, the number of shares available for issuance was increased by 2,500,000 shares through the “evergreen provision.” The number of shares of common stock available for issuance will be further increased by any options that are repurchased, forfeited, cancelled or expire under the 1998 Plan.

Options generally vest over periods ranging from one to four years and expire ten years from the date of grant. Certain options are immediately exercisable, and unvested common shares obtained upon early exercise of options are subject to repurchase by the Company at the original issue price. As of December 31, 2012, there were no unvested common shares outstanding subject to repurchase by the Company.

A summary of stock option activity is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2012	18,104,962	$4.01
Granted	2,473,265	5.31
Exercised	(1,323,514)	2.29
Forfeited	(143,168)	4.53
Expired	(21,697)	7.68

Outstanding at December 31, 2012	19,089,848	$4.29	5.92	$127,879

Exercisable at December 31, 2012	14,447,557	$4.34	5.13	$96,178

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2012 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices that were lower than the $10.98 closing price of the Company’s common stock on December 31, 2012. The total intrinsic value of options exercised in 2012, 2011 and 2010 was approximately $6.1 million, $1.2 million and $399,000, respectively, determined as of the date of exercise. The Company received approximately $3.0 million, $1.6 million and $384,000 in cash from options exercised in 2012, 2011 and 2010, respectively.

Employee Stock Purchase Plan

In April 2004, the Company implemented the employee stock purchase plan, which was approved by the Company’s stockholders in February 2004 and subsequently amended and restated in July 2004 and November 2007. Under the Amended and Restated Employee Stock Purchase Plan (the “ESPP”), employees may contribute up to 20%, subject to certain maximums, of their cash earnings through payroll deductions, to be used to purchase shares of the Company’s common stock on each semi-annual purchase date. The purchase price will be equal to 85% of the market value per share on the employee’s entry date into the offering period, or if lower, 85% of the fair market value on the specified purchase date. The Company initially reserved 400,000 shares of common stock for issuance under the ESPP. In addition, the ESPP contains an “evergreen provision” that allows for an annual increase in the number of shares available for issuance on the first day of the fiscal year, equal to the lesser of 1% of the outstanding capital stock on each January 1, 500,000 shares, or an amount determined by the Company’s board of directors. As of December 31, 2012, the Company had issued 3,149,701 shares of common stock under the ESPP and had 1,058,253 shares available for future issuance. Effective January 1, 2013, the number of shares available for issuance was increased by 500,000 shares through the “evergreen provision.”

Shares Reserved for Future Issuance

Common stock reserved for future issuance as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
Stock options issued and outstanding	19,089,848	18,104,962
Authorized for future issuance under equity compensation plans	4,078,104	3,632,375

	23,167,952	21,737,337

8.	401(k) Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. Effective in January 2007 and through December 2009, the Company matched 25% of employee contributions up to 6% of eligible compensation, with cliff vesting over five years from the date of hire. Effective in January 2010, the Company increased the employer match to 50% of employee contributions up to 6% of eligible compensation, and effective in January 2013, the Company increased the employer match to 65% of employee contribution up to 6% of eligible compensation. Employer contributions were approximately $855,000 in 2012, $748,000 in 2011 and $926,000 in 2010.

9.	Deferred Compensation Plan

In June 2012, the Company adopted the Santarus, Inc. Deferred Compensation Plan (the “Plan”) for a select group of highly compensated employees of the Company, including its executive officers, pursuant to which participants may elect to defer receipt of compensation from the Company for purposes of retirement or otherwise. The Plan allows for deferrals by participants of up to 50% of base salary, and up to 100% of bonuses and performance-based compensation. A participant in the Plan may elect to have the participant’s account credited with investment gains and losses by assuming that deferred amounts were invested in one or more hypothetical investment fund options selected by the participant. Participants are permitted to change their investment elections at any time. Plan participants are always 100% vested in the amount they defer and the earnings, gains and losses credited to their accounts. A Plan participant is entitled to receive a distribution under the Plan upon such participant’s separation from service or disability or upon an unforeseeable emergency or a change in control, as well as in the event of the participant’s death or at the time specified by the participant for an in-service or education distribution. The Company-owned assets are placed in a “rabbi trust” and are included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. The trust assets, which consist primarily of mutual funds, had a fair value of approximately $169,000 at December 31, 2012. The corresponding liability was approximately $169,000 at December 31, 2012 and was included in other long-term liabilities in the accompanying consolidated balance sheet. Total contributions to the Plan, consisting solely of compensation deferred by participants, were approximately $167,000 for 2012.

10.	Income Taxes

The Company provides for income taxes under the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the financial statements. The Company provides a valuation allowance for deferred tax assets if it is more likely than not that these items will expire before the Company is able to realize their benefit.

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

The Company’s practice is to recognize interest and/or penalties related to uncertain income tax positions in income tax expense. The Company had no interest and/or penalties accrued on the Company’s consolidated balance sheets at December 31, 2012 and 2011, and the Company has not recognized any interest and/or penalties in the statement of operations for the years ended December 31, 2012, 2011 and 2010 related to uncertain tax positions.

The following is a reconciliation of the Company’s unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2012	2011	2010
Unrecognized tax benefits – January 1	$3,049	$2,949	$1,803
Gross decreases related to prior year tax positions	—	—	—
Gross increases related to current year tax positions	82	100	1,146
Settlements	—	—	—
Lapse of statute of limitations	—	—	—

Unrecognized tax benefits – December 31	$3,131	$3,049	$2,949

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 1999 and forward are subject to examination by the U.S., California and other state tax authorities. The Company is currently under state income tax audits in California and New York.

Pursuant to Sections 382 and 383 of the Internal Revenue Code (“IRC”), annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three year period. The Company determined that no ownership change had occurred through December 31, 2012 as defined in the provision of Section 382 of the IRC. Since no ownership change has yet occurred, there is no limitation with regards to the usage of net operating loss and research and development credit carryforwards as of December 31, 2012.

The Company had total income tax expense of approximately $1.3 million for 2012, $312,000 for 2011 and $59,000 for 2010, which was comprised of Federal and state tax liabilities. The Company was subject to the Federal Alternative Minimum Tax totaling approximately $890,000 for 2012, $161,000 for 2011 and $0 for 2010. The Company generated tax liabilities in various states in 2012 primarily due to net operating loss suspensions, insufficient net operating losses available to offset taxable income, and certain states imposing a tax based on a modified income base.

At December 31, 2012, the Company had Federal and state income tax net operating loss carryforwards of approximately $118.1 million and $129.7 million, respectively. The Federal and California net operating loss carryforwards will begin to expire in 2024 and 2014, respectively, unless previously utilized. At December 31, 2012, the Company had Federal and California research and development credit carryforwards of approximately $4.0 million and $1.8 million, respectively. The Federal research and development credit carryforwards will begin to expire in 2018 unless previously utilized. The California research and development credits carry forward indefinitely. At December 31, 2012, the Company also had Federal Alternative Minimum Tax credits of approximately $2.0 million, which will carry forward indefinitely.

Significant components of the Company’s deferred tax assets as of December 31, 2012 and 2011 are listed below (in thousands). A valuation allowance of $91.4 million and $100.1 million at December 31, 2012 and 2011, respectively, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain. The valuation allowance decreased by approximately $8.7 million during the year ended December 31, 2012 and $3.1 million during the year ended December 31, 2011.

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$46,010	$63,490
Research and development credits	2,910	2,877
Stock-based compensation	5,654	4,941
Depreciation and amortization	5,651	5,030
Accrued rebates	4,228	3,815
Deferred revenue	1,273	1,285
License fees and milestone payments	11,662	7,727
Allowance for product returns	7,440	5,183
Other	6,550	5,705

Total deferred tax assets	91,378	100,053
Valuation allowance	(91,378)	(100,053)

	$—	$—

Deferred tax liabilities:

Indefinite life intangible	$(440)	$(440)

Net deferred tax assets (liabilities)	$(440)	$(440)

A reconciliation of the statutory income tax rate to the Company’s effective tax is as follows:

	Years Ended December 31,
	2012	2011	2010
Federal income taxes	34.0%	34.0%	34.0%
State income tax, net of Federal benefit	2.2%	3.3%	4.2%
Tax effect on non-deductible expenses	2.0%	5.5%	(2.3)%
Stock compensation expense	1.1%	19.6%	(5.0)%
Change in valuation allowance	(43.7)%	(63.2)%	(32.2)%
Impact of state rate change	6.7%	9.0%	0.1%
Other	4.3%	(2.0)%	0.7%

	6.6%	6.2%	(0.5)%

11.	Quarterly Financial Information (unaudited)

The following table sets forth quarterly results of operations for each quarter within the two-year period ended December 31, 2012. The information for each of these quarters is unaudited and has been prepared on the same basis as the Company’s audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals, have been included to fairly present the unaudited quarterly results when read in conjunction with the Company’s audited consolidated financial statements and related notes. The operating results of any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Selected Quarterly Financial Data (unaudited):
2012:
Product sales, net	$45,129	$46,308	$53,687	$69,414
Total revenues	45,880	47,192	54,670	70,213
Cost of product sales	3,484	3,703	3,276	5,177
Total costs and expenses	44,824	43,404	45,435	64,120
Net income	627	3,448	8,984	5,496
Net income per share:
Basic	0.01	0.05	0.14	0.09
Diluted	0.01	0.05	0.13	0.08
2011:
Product sales, net	$11,981	$14,694	$19,813	$41,665
Total revenues	22,814	26,607	26,814	42,552
Cost of product sales	1,520	1,845	2,232	3,255
Total costs and expenses	23,207	23,772	25,948	40,435
Net income (loss)	(516)	2,706	563	1,916
Net income (loss) per share:
Basic	(0.01)	0.04	0.01	0.03
Diluted	(0.01)	0.04	0.01	0.03

Schedule II – Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Additions	Deductions		Balance at End of Period
		Provision Related to Current Period Sales	Actual Cash Discounts, Chargebacks, and Other Discounts Related to Current Period Sales	Actual Cash Discounts, Chargebacks, and Other Discounts Related to Prior Period Sales

Allowance for cash discounts, chargebacks, and other sales discounts:
For the year ended December 31, 2012	$(3,618)	$(23,780)	$18,384	$3,508	$(5,506)
For the year ended December 31, 2011	(1,383)	(10,658)	7,150	1,273	(3,618)
For the year ended December 31, 2010	(3,427)	(10,273)	9,008	3,309	(1,383)

	Balance at Beginning of Period	Additions		Deductions		Balance at End of Period
		Charged to Costs and Expenses	Charged to Balance Sheet

Allowance for excess and obsolete inventory:
For the year ended December 31, 2012	$(1,194)	$(596)	$(26)	$212	(1)	$(1,604)
For the year ended December 31, 2011	(2,190)	(577)	(12)	1,585	(1)	(1,194)
For the year ended December 31, 2010	(4)	(1,959)	(227)	—		(2,190)

	Balance at Beginning of Period	Additions		Deductions		Balance at End of Period
		Provision Related to Current Period Sales	Provision Related to Prior Period Sales	Actual Returns or Credits Related to Current Period	Actual Returns or Credits Related to Prior Period

Allowance for product returns:
For the year ended December 31, 2012	$(13,895)	$(15,441)	$(3,238)	$2,393	$9,607	$(20,574)
For the year ended December 31, 2011	(13,450)	(4,890)	—	81	4,364	(13,895)
For the year ended December 31, 2010	(12,846)	(2,551)	—	89	1,858	(13,450)

(1)	Deductions in allowance for excess and obsolete inventory represent physical disposition of inventory.