Form 10-Q
period 2013-03-31
SANTARUS INC
filed 2013-05-06
CIK 1172480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-50651

SANTARUS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0734433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3611 Valley Centre Drive, Suite 400, San Diego, CA	92130
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of April 30, 2013 was 64,934,203.

SANTARUS, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Santarus, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$51,181	$49,772
Short-term investments	46,447	44,964
Accounts receivable, net	46,539	31,024
Inventories, net	11,171	9,897
Prepaid expenses and other current assets	7,132	6,678

Total current assets	162,470	142,335

Long-term restricted cash	750	950
Property and equipment, net	1,123	945
Intangible assets, net	21,754	16,254
Goodwill	2,913	2,913
Other assets	1,128	352

Total assets	$190,138	$163,749

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$46,658	$45,824
Allowance for product returns	21,222	20,574

Total current liabilities	67,880	66,398

Deferred revenue	1,488	1,639
Long-term debt	9,891	9,876
Other long-term liabilities	3,820	2,884
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2013 and December 31, 2012; no shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at March 31, 2013 and December 31, 2012; 64,630,085 and 63,583,492 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	6	6
Additional paid-in capital	373,991	368,594
Accumulated other comprehensive income (loss)	(2)	3
Accumulated deficit	(266,936)	(285,651)

Total stockholders’ equity	107,059	82,952

Total liabilities and stockholders’ equity	$190,138	$163,749

See accompanying notes.

Santarus, Inc.

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Product sales, net	$78,518	$45,129
Royalty revenue	922	751

Total revenues	79,440	45,880
Costs and expenses:
Cost of product sales	4,467	3,484
License fees and royalties	17,795	16,319
Research and development	6,554	5,174
Selling, general and administrative	30,754	19,847

Total costs and expenses	59,570	44,824

Income from operations	19,870	1,056
Other income (expense):
Interest income	14	—
Interest expense	(76)	(101)

Total other income (expense)	(62)	(101)

Income before income taxes	19,808	955
Income tax expense	1,093	328

Net income	$18,715	$627

Net income per share:
Basic	$0.29	$0.01

Diluted	$0.25	$0.01

Weighted average shares outstanding used to calculate net income per share:
Basic	63,963,733	61,768,374
Diluted	76,010,143	65,720,689

Comprehensive income	$18,710	$627

See accompanying notes.

Santarus, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Operating activities
Net income	$18,715	$627
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,643	1,490
Loss on contingent consideration	240	154
Stock-based compensation	2,194	1,424
Issuance of common stock for technology license agreement	—	3,698
Changes in operating assets and liabilities:
Accounts receivable, net	(15,515)	(477)
Inventories, net	(1,274)	379
Prepaid expenses and other current assets	(203)	(965)
Other assets	(776)	—
Accounts payable and accrued liabilities	(5,722)	608
Allowance for product returns	648	315
Deferred revenue	(151)	(110)

Net cash provided by (used in) operating activities	(201)	7,143

Investing activities
Purchases of short-term investments	(27,240)	—
Sales and maturities of short-term investments	25,720	400
Long-term restricted cash	200	—
Purchases of property and equipment	(274)	(33)
Net cash paid for business combination	—	(1,259)

Net cash used in investing activities	(1,594)	(892)

Financing activities
Payment of commitment fee on credit facility	—	(175)
Exercise of stock options	3,204	1,127

Net cash provided by financing activities	3,204	952

Increase in cash and cash equivalents	1,409	7,203
Cash and cash equivalents at beginning of the period	49,772	54,244

Cash and cash equivalents at end of the period	$51,181	$61,447

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) related to the preparation of interim financial statements and the rules and regulations of the U.S. Securities and Exchange Commission related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all information and disclosures required by GAAP for complete financial statements. The interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for any future periods. For further information, please see the consolidated financial statements and related disclosures included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

Product Sales, Net. The Company sells its commercial products primarily to pharmaceutical wholesale distributors. The Company is obligated to accept from customers products that are returned within six months of their expiration date or up to 12 months beyond their expiration date. The shelf life of the Company’s products from the date of manufacture is as follows: Uceris™ (budesonide) extended release tablets (36 months); Zegerid® (omeprazole/sodium bicarbonate) capsules and powder for oral suspension (36 months); Glumetza® (metformin hydrochloride extended release tablets) (36 to 48 months); Cycloset® (bromocriptine mesylate) tablets (18 months); and Fenoglide® (fenofibrate) tablets (36 months). The Company authorizes returns for expired or damaged products in accordance with its return goods policy and procedures. The Company issues credit to the customer for expired or damaged returned product. The Company rarely exchanges product from inventory for returned product. At the time of sale, the Company records its estimates for product returns as a reduction to revenue at full sales value with a corresponding increase in the allowance for product returns liability. Actual returns are recorded as a reduction to the allowance for product returns liability at sales value with a corresponding decrease in accounts receivable for credit issued to the customer.

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

The Company’s allowance for product returns was $21.2 million as of March 31, 2013 and $20.6 million as of December 31, 2012. The Company recognizes product sales at the time title passes to its customers, and the Company provides for an estimate of future product returns at that time based upon historical product returns trends, analysis of product expiration dating and estimated inventory levels in the distribution channel, review of returns trends for similar products, if available, and the other factors discussed above. Due to the lengthy shelf life of the Company’s products and the terms of the Company’s returns policy, there may be a significant time lag between the date the Company determines the estimated allowance and when the Company receives the product return and issues credit to a customer. Therefore, the amount of returns processed against the allowance in a particular year generally has no direct correlation to the product sales in the same year, and the Company may record adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods.

The Company has been tracking its Zegerid product returns history by individual production batches from the time of its first commercial product launch of Zegerid powder for oral suspension 20 mg in late 2004. The Company launched Cycloset in November 2010 and began distributing Fenoglide in December 2011. Under a commercialization agreement with Depomed, Inc. (“Depomed”), the Company began distributing and recording product sales for Glumetza in September 2011. The Company has provided for an estimate of product returns based upon a review of the Company’s product returns history and returns trends for similar products, taking into consideration the effect of a product’s shelf life on its returns history. The Company launched Uceris in February 2013 and recognizes product sales when title has passed to customers. Based on the Company’s historical experience with its Zegerid and Glumetza products, the Company has the ability to develop a reasonable estimate of Uceris product returns, taking into consideration the similar shelf lives and distribution channels of these products.

The Company’s allowance for rebates, chargebacks and other discounts was $13.1 million as of March 31, 2013 and $17.2 million as of December 31, 2012. These allowances reflect an estimate of the Company’s liability for rebates due to managed care organizations under specific contracts, rebates due to various organizations under Medicare contracts and regulations, chargebacks due to various organizations purchasing the Company’s products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. The Company estimates its liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, the Company evaluates its outstanding contracts and applies the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, the Company projects the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by the Company and/or its competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date the Company determines the estimated allowance and when the Company makes the contractual payment or issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods.

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

For the three months ended March 31, 2013 and 2012, the Company recognized approximately $2.2 million and $1.4 million of total stock-based compensation, respectively. In March 2013, the Company granted options to purchase an aggregate of 2,591,870 shares of its common stock in connection with annual option grants to all eligible employees. These stock options vest over a four-year period from the date of grant. As of March 31, 2013, total unrecognized compensation cost related to stock options and employee stock purchase plan rights was approximately $37.3 million, and the weighted average period over which it was expected to be recognized was 3.4 years.

6.	Net Income Per Share

Basic income per share is calculated by dividing the net income by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted income per share is computed by dividing the net income by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, contingently issuable shares, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted income per share when their effect is dilutive. Potentially dilutive securities totaling approximately 808,000 shares and 10.9 million shares for the three months ended March 31, 2013 and 2012, respectively, were excluded from the calculation of diluted income per share because of their anti-dilutive effect.

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income (in thousands)	$18,715	$627
Denominator:
Weighted average common shares outstanding for basic net income per share	63,963,733	61,768,374
Net effect of dilutive common stock equivalents	12,046,410	3,952,315

Denominator for diluted net income per share	76,010,143	65,720,689

Net income per share
Basic	$0.29	$0.01

Diluted	$0.25	$0.01

7.	Segment Reporting

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

The following is a summary of the Company’s available-for-sale investment securities as of March 31, 2013 and December 31, 2012 (in thousands). All available-for-sale securities held as of March 31, 2013 and December 31, 2012 have contractual maturities within one year and are included in short-term investments in the Company’s consolidated balance sheets. There were no material gross realized gains or losses on sales of available-for-sale securities for the three months ended March 31, 2013 and 2012.

	Amortized Cost	Market Value	Unrealized Gain (Loss)
March 31, 2013:
U.S. government sponsored enterprise securities	$46,449	$46,447	$(2)

December 31, 2012:
U.S. government sponsored enterprise securities	$44,961	$44,964	$3

9.	Fair Value Measurements

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

The Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2013:
Assets
Money market funds	$50,227	$—	$—	$50,227
U.S. government sponsored enterprise securities	—	48,151	—	48,151
Deferred compensation plan assets	421	—	—	421

	$50,648	$48,151	$—	$98,799

Liabilities
Contingent consideration	$—	$—	$2,440	$2,440
Deferred compensation plan liabilities	421	—	—	421

	$421	$—	$2,440	$2,861

December 31, 2012:
Assets
Money market funds	$48,522	$—	$—	$48,522
U.S. government sponsored enterprise securities	—	47,164	—	47,164
Deferred compensation plan assets	169	—	—	169

	$48,691	$47,164	$—	$95,855

Liabilities
Contingent consideration	$—	$—	$2,200	$2,200
Deferred compensation plan liabilities	169	—	—	169

	$169	$—	$2,200	$2,369

The following table provides a summary of changes in fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Contingent Consideration:
Beginning balance	$2,200	$2,054
Change in fair value recorded in operating expenses	240	154

Ending balance	$2,440	$2,208

Level 3 liabilities include contingent milestone and royalty obligations the Company may pay related to the acquisition of Covella in September 2010. The fair value of the contingent consideration has been determined using a probability-weighted discounted cash flow model. The key assumptions in applying this approach are the discount rate and the probability assigned to the milestone or royalty being achieved. Management remeasures the fair value of the contingent consideration at each reporting period, with any change in its fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in the estimated probability or timing of achieving the milestone or royalty, being recorded in the current period’s statement of operations. The Company recorded an increase in the fair value of contingent consideration of $240,000 and $154,000 for the three months ended March 31, 2013 and 2012, respectively.

10.	Balance Sheet Details

Inventories, net consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$2,093	$1,533
Finished goods	10,044	9,968

	12,137	11,501
Allowance for excess and obsolete inventory	(966)	(1,604)

	$11,171	$9,897

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

Accounts payable and accrued liabilities consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Accounts payable	$5,881	$6,873
Accrued compensation and benefits	5,233	9,183
Accrued rebates	8,952	11,693
Accrued license fees and royalties	15,992	7,181
Accrued research and development expenses	3,458	3,441
Accrued legal fees	750	1,953
Income taxes payable	780	950
Other accrued liabilities	5,612	4,550

	$46,658	$45,824

11.	Long-Term Debt

In July 2006, the Company entered into a loan agreement with Comerica Bank (“Comerica”), which was most recently amended in February 2012, pursuant to which the Company may request advances in an aggregate outstanding amount not to exceed $35.0 million. In December 2008, the Company drew down $10.0 million under the loan agreement. Pursuant to the February 2012 amendment, the revolving loan bears interest, as selected by the Company, at either the variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” or the LIBOR rate plus 2.25%. The Company has selected the LIBOR rate plus 2.25% interest rate option, which as of March 31, 2013 was approximately 2.45%. Interest payments on advances made under the amended loan agreement are due and payable in arrears on a monthly basis during the term of the amended loan agreement. The February 2012 amendment to the loan agreement extends the maturity date of the revolving line from July 11, 2013 to February 13, 2015. Amounts borrowed under the loan agreement may be repaid and re-borrowed at any time prior to February 13, 2015, and any outstanding principal drawn during the term of the loan facility is due and payable on February 13, 2015. In conjunction with the execution of the February 2012 amendment to the loan agreement, the Company paid a one-time commitment fee of $175,000. The commitment fee has been capitalized as a debt discount and is being amortized to interest expense over the remaining term of the loan agreement. The amended loan agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the amended loan agreement.

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

In December 2008, the Company entered into a strategic collaboration with Cosmo Technologies Limited (“Cosmo”), an affiliate of Cosmo Pharmaceuticals S.p.A., including a license agreement, stock issuance agreement and registration rights agreement, under which the Company was granted exclusive rights to develop and commercialize Uceris and rifamycin SV MMX® in the U.S. Following the first commercial sale of Uceris which occurred in February 2013, Cosmo elected, in April 2013, to receive payment of a $7.0 million commercial milestone in cash. The Company accrued the $7.0 million commercial milestone in February 2013 and made the cash payment to Cosmo in April 2013. The commercial milestone has been capitalized in intangible assets and is being amortized to license fee expense over the estimated useful life of the asset on a straight-line basis through mid-2020.

13.	Recent Accounting Pronouncements

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

Zegerid Rx Litigation

In April 2010, the U.S. District Court for the District of Delaware ruled that five patents covering Zegerid capsules and Zegerid powder for oral suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772) were invalid due to obviousness. These patents were the subject of lawsuits the Company filed in 2007 against Par Pharmaceutical Inc. (“Par”) in response to abbreviated new drug applications (“ANDAs”) filed by Par with the U.S. Food and Drug Administration (“FDA”). The University of Missouri, licensor of the patents, is joined in the litigation as a co-plaintiff. In May 2010, the Company filed an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. Following the District Court’s decision, Par launched its generic version of Zegerid capsules in late June 2010.

In September 2012, the U.S. Court of Appeals for the Federal Circuit reversed in part the April 2010 decision of the District Court. The Federal Circuit found that certain claims of asserted U.S. Patent Nos. 6,780,882 and 7,399,772, which Par had been found to infringe, were not invalid due to obviousness. These patents represent two of the five patents that were found to be invalid by the District Court, and the Federal Circuit affirmed the District Court’s finding of invalidity for the asserted claims from the remaining three patents. The Federal Circuit also upheld the District Court’s finding that there was no inequitable conduct. Following the Federal Circuit’s decision, Par announced that it had ceased distribution of its generic Zegerid capsules product in September 2012. In December 2012, the Federal Circuit issued an order denying a combined petition for panel and en banc rehearing filed by Par and issued its mandate, remanding the case to the District Court for further proceedings pertaining to damages. In February 2013, the Company filed an amended complaint with the District Court for infringement of U.S. Patent Nos. 6,780,882 and 7,399,772 and requested a jury trial with respect to the issue of damages in connection with Par’s launch of its generic version of Zegerid capsules in June 2010. The trial has been scheduled in November 2014. In March 2013, Par filed its amended answer, which alleges, among other things, failure to state a claim upon which relief can be granted and non-infringement based on purported invalidity of the two asserted patents. In addition, Par filed a motion for a judgment on the pleadings, alleging, among other things, that the two asserted patents are invalid because the Federal Circuit purportedly did not expressly address certain prior art references considered by the District Court, and the Company is waiting for a ruling from the District Court on Par’s motion. Although the Company does not believe that Par has a meritorious basis upon which to further challenge validity of the asserted patents in this proceeding, the Company cannot be certain of the timing or outcome of this or any other proceedings.

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

Zegerid OTC Litigation

In September 2010, MSD Consumer Products, Inc. (“Merck”), a subsidiary of Merck & Co., Inc., filed a lawsuit in the U.S. District Court for the District of New Jersey against Par for infringement of the patents listed in the Orange Book for Zegerid OTC®. The Company and the University of Missouri, licensors of the listed patents, are joined in the lawsuit as co-plaintiffs. Par had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. In October 2012, Merck amended its complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the September 2012 Federal Circuit decision. Also in October 2012, Par filed its answer, which alleges, among other things, failure to state a claim upon which relief can be granted, non-infringement and invalidity. Par has received tentative approval of its proposed generic Zegerid OTC product. The lawsuit was commenced within the requisite 45-day time period, resulting in an FDA stay on the approval of Par’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. Although the 30-month stay expired in February 2013, the parties have agreed that Par will not launch its generic Zegerid OTC product unless there is a District Court judgment favorable to Par or in certain other specified circumstances. The Markman hearing for this matter has been scheduled in July 2013 and a trial has been scheduled in January 2015. The Company is not able to predict the timing or outcome of this lawsuit.

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

Any adverse outcome in the Zegerid Rx and Zegerid OTC litigation described above would adversely impact the Company, including the amount of revenues the Company receives from sales of Zegerid brand and authorized generic prescription products and the Company’s ability to receive, milestone payments and royalties under its agreement with Merck. For example, the royalties payable to the Company under its license agreement with Merck are subject to reduction in the event it is ultimately determined by the courts (with the decision being unappealable or unappealed within the time allowed for appeal) that there is no valid claim of the licensed patents covering the manufacture, use or sale of the Zegerid OTC product and third parties have received marketing approval for, and are conducting bona fide ongoing commercial sales of, generic versions of the licensed products. Any negative outcome may also negatively impact the patent protection for the products being commercialized pursuant to the Company’s ex-US license with Glaxo Group Limited (“GSK”), an affiliate of GlaxoSmithKline, plc. Although a U.S. ruling is not binding in countries outside the U.S., similar challenges to those raised in the U.S. litigation may be raised in territories outside the U.S. At this time the Company is unable to estimate possible losses or ranges of losses for ongoing actions.

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

In February 2013, Depomed filed a lawsuit in the U.S. District Court for the District of Delaware against Watson for infringement of the patents listed in the Orange Book for Glumetza 500 mg at the time the lawsuit was filed (U.S. Patent Nos. 6,340,475; 6,488,962; 6,635,280 and 6,723,340). The lawsuit was filed in response to an ANDA filed with the FDA by Watson regarding Watson’s intent to market a generic version of Glumetza 500 mg tablets prior to the expiration of the listed patents. Depomed commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Watson’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents. Absent a court decision, the 30-month stay is expected to expire in July 2015. Watson has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, failure to state a claim, and lack of subject matter jurisdiction, and has also filed counterclaims.

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

Fenoglide Patent Litigation

Prior to the execution of the license agreement, Shore Therapeutics, Inc. (“Shore”) entered into a settlement arrangement with Impax Laboratories, Inc. (“Impax”) in connection with patent infringement litigation associated with Impax’s ANDA for a generic version of Fenoglide and a related paragraph IV challenge. The settlement terms grant Impax a sublicense to begin selling a generic version of Fenoglide on October 1, 2015, or earlier under certain circumstances. In February 2012, the U.S. District Court for the District of Delaware entered an order dismissing the litigation, and the Company assumed Shore’s obligations associated with the sublicense to Impax.

In January 2013, the Company filed a lawsuit in the U.S. District Court for the District of Delaware against Mylan Inc. and Mylan Pharmaceuticals Inc. (collectively “Mylan”) for infringement of the patents listed in the Orange Book for Fenoglide 120 mg and 40 mg (U.S. Patent Nos. 7,658,944, and 8,124,125). Veloxis Pharmaceuticals A/S (“Veloxis”) is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by Mylan regarding Mylan’s intent to market a generic version of Fenoglide 120 mg and 40 mg tablets prior to the expiration of the listed patents. The Company commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Mylan’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in June 2015. Mylan has filed an answer in the case that asserts, among other things, non-infringement, invalidity, and failure to state a claim, and has also filed counterclaims. The Markman hearing for this matter has been scheduled in June 2014, and the trial has been scheduled in March 2015. The Company is not able to predict the timing or outcome of this lawsuit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve risks and uncertainties. As used herein, the terms “we,” “us,” “our” or the “Company” refer to Santarus, Inc., a Delaware corporation, and its wholly owned subsidiary Covella. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” The interim consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

In addition to our commercial products, we are focused on advancing the following investigational drugs to commercialization:

•

Ruconest® (recombinant human C1 esterase inhibitor) is a recombinant version of the human protein C1 esterase inhibitor, which is produced using proprietary transgenic technology. In November 2012, we announced positive top-line results from the phase III clinical study to evaluate the safety and efficacy of Ruconest for the treatment of acute attacks of angioedema in patients with hereditary angioedema, or HAE. We and Pharming Group NV, or Pharming, submitted a biologics license application, or BLA, to the U.S. Food and Drug Administration, or FDA, in April 2013, seeking approval to market Ruconest for this indication.

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

IPR&D will not be amortized until the related development process is complete, and goodwill is not amortized. License agreements and other intangible assets are amortized over their estimated useful lives. If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fair value is determined by a combination of third-party sources and forecasted discounted cash flows. In addition, we base the useful lives and related amortization expense on our estimate of the period that the assets will generate revenues or otherwise be used. We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. A change in any of the above-mentioned factors or estimates could result in an impairment charge which could negatively impact our results of operations. We have not recognized any impairment charges on our intangible assets or goodwill through March 31, 2013.

Revenue Recognition

We recognize revenue when there is persuasive evidence that an arrangement exists, title has passed, the price is fixed or determinable, and collectability is reasonably assured.

Product Sales, Net. We sell our commercial products primarily to pharmaceutical wholesale distributors. We are obligated to accept from customers products that are returned within six months of their expiration date or up to 12 months beyond their expiration date. The shelf life of our products from the date of manufacture is as follows: Uceris (36 months); Zegerid (36 months); Glumetza (36 to 48 months); Cycloset (18 months); and Fenoglide (36 months). We authorize returns for expired or damaged products in accordance with our return goods policy and procedures. We issue credit to the customer for expired or damaged returned product. We rarely exchange product from inventory for returned product. At the time of sale, we record our estimates for product returns as a reduction to revenue at full sales value with a corresponding increase in the allowance for product returns liability. Actual returns are recorded as a reduction to the allowance for product returns liability at sales value with a corresponding decrease in accounts receivable for credit issued to the customer.

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

Our allowance for product returns was $21.2 million as of March 31, 2013 and $20.6 million as of December 31, 2012. We recognize product sales at the time title passes to our customers, and we provide for an estimate of future product returns at that time based upon historical product returns trends, analysis of product expiration dating and estimated inventory levels in the distribution channel, review of returns trends for similar products, if available, and the other factors discussed above. Due to the lengthy shelf life of our products and the terms of our returns policy, there may be a significant time lag between the date we determine the estimated allowance and when we receive the product return and issue credit to a customer. Therefore, the amount of returns processed against the allowance in a particular year generally has no direct correlation to the product sales in the same year, and we may record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods.

We have been tracking our Zegerid product returns history by individual production batches from the time of our first commercial product launch of Zegerid powder for oral suspension 20 mg in late 2004. We launched Cycloset in November 2010 and began distributing Fenoglide in December 2011. Under a commercialization agreement with Depomed, we began distributing and recording product sales for Glumetza in September 2011. We have provided for an estimate of product returns based upon a review of our product returns history and returns trends for similar products, taking into consideration the effect of a product’s shelf life on its returns history. We launched Uceris in February 2013 and recognize product sales when title has passed to customers. Based on our historical experience with our Zegerid and Glumetza products, we have the ability to develop a reasonable estimate of Uceris product returns, taking into consideration the similar shelf lives and distribution channels of these products.

Our allowance for rebates, chargebacks and other discounts was $13.1 million as of March 31, 2013 and $17.2 million as of December 31, 2012. These allowances reflect an estimate of our liability for rebates due to managed care organizations under specific contracts, rebates due to various organizations under Medicare contracts and regulations, chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. We estimate our liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, we evaluate our outstanding contracts and apply the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, we project the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by us and/or our competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date we determine the estimated allowance and when we make the contractual payment or issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods. For the three months ended March 31, 2013 and 2012, actual results were not materially different from our estimates.

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

The fair value of options granted is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period ranging from one to four years. Pre-vesting forfeitures were estimated to be approximately 0% for the three months ended March 31, 2013 and 2012 as the majority of options granted contain monthly vesting terms.

The following table includes stock-based compensation recognized in our consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of product sales	$72	$49
Research and development	422	249
Selling, general and administrative	1,700	1,126

Total	$2,194	$1,424

As of March 31, 2013, total unrecognized compensation cost related to stock options and employee stock purchase plan rights was approximately $37.3 million, and the weighted average period over which it was expected to be recognized was 3.4 years.

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

Results of Operations

Comparison of Three Months Ended March 31, 2013 and 2012

Product Sales, Net. Product sales, net were $78.5 million for the three months ended March 31, 2013 and $45.1 million for the three months ended March 31, 2012. The following table summarizes the components of our product sales, net for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Product sales, net
Glumetza	$41,526	$31,241
Zegerid (brand and authorized generic)	24,603	8,500
Uceris	6,589	—
Cycloset	3,870	3,586
Fenoglide	1,930	1,802

Total product sales, net	$78,518	$45,129

The $33.4 million increase in product sales, net included an increase in sales of our Zegerid products of $16.1 million primarily driven by sales of the authorized generic products. The increase in product sales, net also included approximately $8.5 million related to increased average selling prices and approximately $1.8 million related to increased sales volume of our Glumetza products. Product sales, net included $6.6 million in sales of Uceris which we launched in February 2013.

Royalty Revenue. Royalty revenue was $922,000 for the three months ended March 31, 2013 and $751,000 for the three months ended March 31, 2012 and was comprised of royalty revenue earned under our license agreement with Merck for Zegerid OTC and our license agreement with GSK for prescription and OTC immediate-release omeprazole products in specified countries outside the U.S.

Cost of Product Sales. Cost of product sales was $4.4 million for the three months ended March 31, 2013 and $3.5 million for the three months ended March 31, 2012, or approximately 6% and 8% of net product sales, respectively. Cost of product sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our commercial prescription products as well as shipments to Prasco of the authorized generic version of Zegerid capsules. Cost of product sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales. The decrease in our cost of product sales as a percentage of net product sales was primarily attributable to increased average selling prices.

License Fees and Royalties. License fees and royalties were $17.8 million for the three months ended March 31, 2013 and $16.3 million for the three months ended March 31, 2012. License fees and royalties consist of royalties due to Depomed under our commercialization agreement based on net product sales of Glumetza, royalties due to Cosmo Technologies Limited, an affiliate of Cosmo Pharmaceuticals S.p.A., or Cosmo, under our license agreement based on net product sales of Uceris, royalties earned by HRP and Shore under our license agreement based on net product sales of Fenoglide and royalties due to the University of Missouri based on net product sales of our Zegerid prescription products, sales of Zegerid OTC by Merck under our license agreement and products sold by GSK under our license agreement. In addition, license fees and royalties include milestone payments and upfront fees expensed or amortized under license agreements, as well as amounts payable to S2 Therapeutics, Inc., or S2, and VeroScience, LLC, or VeroScience, based on a percentage of the gross margin associated with net sales of Cycloset. License fees and royalties also include changes in the fair value of contingent consideration related to business combinations.

The $1.5 million increase in license fees and royalties was primarily attributable to an increase in royalties due to Depomed based on net product sales of Glumetza, as well as royalties due to Cosmo based on net product sales of Uceris which we launched in February 2013. These increases were offset in part by a milestone payment to Cosmo expensed in the three months ended March 31, 2012 based on the achievement of a regulatory milestone under our license agreement. Cosmo elected to receive payment through the issuance of 906,412 shares of our common stock. The fair value of the shares issued to Cosmo was approximately $3.7 million. Following first commercial sale of Uceris which occurred in February 2013, Cosmo elected, in April 2013, to receive payment of a $7.0 million commercial milestone in cash. The commercial milestone has been capitalized in intangible assets and is being amortized to license fee expense over the estimated useful life of the asset on a straight-line basis through mid-2020.

Research and Development. Research and development expenses were $6.6 million for the three months ended March 31, 2013 and $5.2 million for the three months ended March 31, 2012. The $1.4 million increase in our research and development expenses was primarily attributable to an increase in costs associated with our Uceris CONTRIBUTE phase IIIb clinical study.

Our research and development efforts are currently focused on Uceris and our Ruconest, rifamycin SV MMX and SAN-300 investigational drugs.

In connection with our strategic collaboration with Cosmo entered into in December 2008, we were granted exclusive rights in the U.S. to develop and commercialize Uceris and rifamycin SV MMX. Uceris is a locally acting corticosteroid in an oral tablet formulation that utilizes proprietary MMX colonic delivery technology. Uceris (budesonide) extended release tablets 9 mg is indicated for the induction of remission in patients with active, mild to moderate ulcerative colitis. In connection with receipt of FDA approval of Uceris, we committed to a post-marketing requirement to conduct an 8-week randomized clinical study in children 5 to 17 years of age with active, mild to moderate ulcerative colitis. We currently plan to submit the protocol for this study later this year and expect to initiate the study once we have reached agreement with the FDA on the study design.

In addition, in February 2012 we began patient enrollment in a multicenter, randomized, double-blind placebo-controlled CONTRIBUTE phase IIIb clinical study evaluating whether there is an incremental benefit when Uceris 9 mg is added to current oral aminosalicylate, or 5-ASA, therapy for patients with active, mild to moderate ulcerative colitis who are not adequately controlled on background 5-ASA therapy. We expect to enroll approximately 500 patients, with 250 in each treatment arm, at clinical sites in the U.S., Canada and Europe. We expect to complete patient enrollment in the CONTRIBUTE phase IIIb study in mid-2013.

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

We have acquired rights to Ruconest under license and supply agreements with Pharming. Ruconest is a recombinant version of the human protein C1 esterase inhibitor, which is produced using proprietary transgenic technology. In November 2012, we announced positive top-line results from the phase III clinical study to evaluate the safety and efficacy of Ruconest for the treatment of acute attacks of angioedema in patients with HAE. In April 2013, we and Pharming submitted a BLA to the FDA seeking approval to market Ruconest for this indication.

We currently are exploring clinical and regulatory strategies to evaluate Ruconest for the treatment of acute pancreatitis and HAE prophylaxis.

We have acquired the exclusive worldwide rights to SAN-300 through the acquisition of Covella and a related license agreement with Biogen Idec MA, or Biogen. SAN-300 is a humanized anti-VLA-1 mAb that we believe may offer a novel approach to the treatment of inflammatory and autoimmune diseases. In December 2012, we completed a phase I dose-escalation clinical study in healthy volunteers to determine the safety, tolerability, pharmacokinetics and pharmacodynamics of single doses of SAN-300 in both intravenous, or IV, and subcutaneous formulations. The phase I study was conducted in Australia and enrolled a total of 66 healthy volunteers. We plan to begin a phase IIa clinical study evaluating SAN-300 for treatment of rheumatoid arthritis during the fourth quarter of 2013.

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

A substantial portion of our external research and development costs is tracked on a direct project basis. However, because our internal research and development resources are used in several projects, the related indirect costs are not attributable to a specific marketed product or investigational drug. For example, personnel and facility related costs are not tracked on a project basis. We have summarized the costs associated with our development programs in the following table (in thousands). Costs that are not attributable to a specific marketed product or investigational drug, including salaries and related personnel and facilities costs, are included in the “indirect costs” category.

	Three Months Ended March 31,		Project to Date Through March 31, 2013(1)
	2013	2012
Direct costs:
Uceris	$3,285	$1,774	$37,812
Rifamycin SV MMX	—	352	5,525
Ruconest	169	41	713
SAN-300	311	288	5,878
Zegerid and other projects	—	352	N/A

Total direct costs	3,765	2,807
Indirect costs	2,789	2,367	N/A

Total research and development	$6,554	$5,174

(1)	Project to date amounts are included for projects on which we are primarily focused.

In the future, we may conduct additional clinical studies to further differentiate our marketed products and investigational drugs, as well as conduct research and development related to any future products that we may in-license or otherwise acquire. Although we are currently focused primarily on the Uceris CONTRIBUTE phase IIIb program and the rifamycin SV MMX, Ruconest and SAN-300 investigational drugs, we anticipate that we will make determinations as to which development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific, clinical and commercial merits of each project. We are unable to estimate with any certainty the research and development costs that we may incur in the future. In addition, in connection with the approval of Zegerid powder for oral suspension, we committed to commence clinical studies to evaluate the product in pediatric populations. We have not yet commenced any of the studies and have requested a waiver of this requirement from the FDA.

Selling, General and Administrative. Selling, general and administrative expenses were $30.8 million for the three months ended March 31, 2013 and $19.8 million for the three months ended March 31, 2012. The $11.0 million increase in our selling, general and administrative expenses was primarily attributable to the expansion of our commercial presence, including the addition of 85 new sales representatives (both employee and contract), and advertising and promotional spending in connection with the launch of Uceris in February 2013.

Interest Income. Interest income was $14,000 for the three months ended March 31, 2013. There was no interest income for the three months ended March 31, 2012.

Interest Expense. Interest expense was $76,000 for the three months ended March 31, 2013 and $101,000 for the three months ended March 31, 2012. Interest expense was comprised primarily of interest due in connection with our revolving credit facility with Comerica Bank, or Comerica.

Income Tax Expense. Income tax expense was $1.1 million for the three months ended March 31, 2013 and $328,000 for the three months ended March 31, 2012. The increase in income tax expense resulted primarily from the increase in income for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The provision for income taxes reflects our estimate of the effective tax rate expected to be applicable for the full fiscal year. Our effective tax rate for the three months ended March 31, 2013 and 2012 is impacted by anticipated utilization of Federal and state income tax net operating loss carryforwards.

Liquidity and Capital Resources

As of March 31, 2013, cash, cash equivalents and short-term investments were $97.6 million, compared to $94.7 million as of December 31, 2012, an increase of $2.9 million. This net increase resulted primarily from our net income for the three months ended March 31, 2013, adjusted for non-cash charges and changes in working capital and proceeds from the exercise of stock options.

Net cash used in operating activities was $201,000 for the three months ended March 31, 2013, and net cash provided by operating activities was $7.1 million for the three months ended March 31, 2012. Significant working capital uses of cash for the three months ended March 31, 2013 included an increase in accounts receivable, resulting from our increase in product sales and the launch of Uceris, and decreases in accounts payable and accrued liabilities related to payment of annual corporate bonuses and accrued rebates. The working capital uses of cash for the three months ended March 31, 2013 were offset in part by our net income for the period, adjusted for non-cash charges, including $1.6 million in depreciation and amortization and $2.2 million in stock-based compensation. The primary source of cash for the three months ended March 31, 2012 resulted from our net income for the period, adjusted for non-cash charges, including $1.5 million in depreciation and amortization, $1.4 million in stock-based compensation and $3.7 million related to the issuance of common stock under a technology license agreement.

Net cash used in investing activities was $1.6 million for the three months ended March 31, 2013 and $892,000 for the three months ended March 31, 2012. These activities included purchases and maturities of short-term investments and purchases of property and equipment. For the three months ended March 31, 2012, net cash used in investing activities also included approximately $1.3 million we paid to Depomed for the purchase of Glumetza inventories in connection with the commercialization agreement we entered into in August 2011.

Net cash provided by financing activities was $3.2 million for the three months ended March 31, 2013 and $952,000 for the three months ended March 31, 2012. Net cash provided by financing activities included proceeds received from the exercise of stock options.

Contractual Obligations and Commitments

We rely on Patheon, Inc. as our manufacturer of Glumetza 500 mg, Cycloset and Zegerid powder for oral suspension, and we currently rely on Depomed to oversee the manufacturing of Glumetza 1000 mg. We rely on Cosmo as our sole third-party manufacturer of Uceris, Norwich Pharmaceuticals, Inc. as our sole third-party manufacturer of Zegerid capsules and the related authorized generic product, and we rely on Catalent Pharma Solutions, LLC as our sole third-party manufacturer of Fenoglide. We also are required to purchase commercial quantities of certain active ingredients in our commercial products. At March 31, 2013, we had finished goods and raw materials inventory purchase commitments of approximately $5.0 million.

License Agreement and Manufacturing and Supply Agreement with Cosmo

Under our license agreement, stock issuance agreement and registration rights agreement with Cosmo entered into in December 2008, following the first commercial sale of Uceris which occurred in February 2013, Cosmo elected, in April 2013, to receive payment of a $7.0 million commercial milestone in cash. We may also be required to pay Cosmo the following additional commercial milestones for Uceris: a one-time $5.0 million milestone payment upon initial achievement of $75.0 million in annual calendar year net product sales; and a one-time $17.5 million milestone payment upon initial achievement of $150.0 million in annual calendar year net product sales. In addition, we may also be required to pay Cosmo commercial milestones of up to $28.0 million for rifamycin SV MMX. In addition, we may also be required to pay Cosmo an additional $2.0 million regulatory milestone for the initial indication for rifamycin SV MMX and up to $6.0 million in clinical and regulatory milestones for a second indication for rifamycin SV MMX. The milestones may be paid in cash or through issuance of additional shares of our common stock, at Cosmo’s option, subject to certain limitations. We pay tiered royalties to Cosmo equal to 12% (on annual net sales of each licensed product up to $120.0 million) and 14% (on annual net sales of each licensed product in excess of $120.0 million). Such royalties are subject to reduction in certain circumstances, including in the event of market launch in the U.S. of a generic version of a licensed product. We are also responsible for all of the out-of-pocket costs for the ongoing Uceris CONTRIBUTE phase IIIb clinical study. In the event that additional clinical work is required to obtain U.S. regulatory approval for rifamycin SV MMX, the parties will agree on cost sharing. Under our manufacturing and supply agreement with Cosmo entered into in May 2012, we are obligated to purchase all of our commercial supply of Uceris from Cosmo. We pay Cosmo a supply price equal to 10% of net sales, and Cosmo reimburses us for costs associated with packaging, which is contracted separately by us.

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

Agreements with Depomed

Under our commercialization agreement with Depomed entered into in August 2011, we are required to pay to Depomed royalties on Glumetza net product sales in the U.S. of 32.0% in 2013 and 2014; and 34.5% in 2015 and beyond prior to generic entry of a Glumetza product. We have the exclusive right to commercialize authorized generic versions of the Glumetza products. In the event of generic entry of a Glumetza product in the U.S., the parties will equally share proceeds based on a gross margin split. Under the commercialization agreement, we have certain minimum marketing expenditures and sales force promotion obligations during the term of the agreement until such time as a generic to Glumetza enters the market. Under the terms of the commercialization agreement, Depomed will continue to manage the ongoing patent infringement litigation related to Glumetza, subject to certain consent rights in favor of us, including with regard to any proposed settlements. We are responsible for 70% of the future out-of-pocket costs, and Depomed is responsible for 30% of the future out-of-pocket costs, related to patent infringement cases.

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

License Agreement and Supply Agreement with Pharming

Under our license agreement with Pharming entered into in September 2010, we paid Pharming a $10.0 million milestone following successful completion of the phase III clinical study in November 2012. In April 2013, we and Pharming submitted a BLA to the FDA seeking approval of Ruconest for the treatment of acute attacks of angioedema in patients with HAE. We may be required to pay Pharming additional success-based milestones totaling up to an aggregate of $25.0 million, including a $5.0 million milestone upon FDA acceptance for review of a BLA for Ruconest and a $20.0 million milestone upon the earlier of first commercial sale of Ruconest in the U.S. or 90 days following receipt of FDA approval. In addition, we will be required to pay certain one-time performance milestones if we achieve certain aggregate net sales levels of Ruconest. The amount of each such milestone payment varies upon the level of net sales of Ruconest: a $20.0 million milestone if calendar year net sales exceed $300.0 million and a $25.0 million milestone if calendar year net sales exceed $500.0 million. As consideration for the licenses and rights granted under the license agreement, and as compensation for the commercial supply of Ruconest by Pharming pursuant to our supply agreement, we will pay Pharming a tiered supply price, based on a percentage of net sales of Ruconest, subject to reduction in certain events, as follows: 30% of net sales less than or equal to $100.0 million, 32% of net sales greater than $100.0 million but less than or equal to $250.0 million, 34% of net sales greater than $250.0 million but less than or equal to $500.0 million, 37% of net sales greater than $500.0 million but less than or equal to $750.0 million, and 40% of net sales greater than $750.0 million.

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

The following summarizes our long-term contractual obligations as of March 31, 2013, excluding potential clinical, regulatory and commercial milestones and royalty obligations under our agreements which are described above:

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	Thereafter
	(in thousands)
Operating leases	$16,778	$1,710	$7,234	$4,604	$3,230
Long-term debt	10,459	184	10,275	—	—
Other long-term contractual obligations	682	270	329	35	48

Total	$27,919	$2,164	$17,838	$4,639	$3,278

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

As of March 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Under the terms of our loan agreement with Comerica Bank, or Comerica, the interest rate applicable to any amounts borrowed by us under the credit facility will be, at our election, indexed to either Comerica’s prime rate or the LIBOR rate. If we elect Comerica’s prime rate for all or any portion of our borrowings, the interest rate will be variable, which would expose us to the risk of increased interest expense if interest rates rise. If we elect the LIBOR rate for all or any portion of our borrowings, such LIBOR rate will remain fixed only for a specified, limited period of time after the date of our election, after which we will be required to repay the borrowed amount, or elect a new interest rate indexed to either Comerica’s prime rate or the LIBOR rate. The new rate may be higher than the earlier interest rate applicable under the loan agreement. As of March 31, 2013, the balance outstanding under the credit facility was $10.0 million, and we had elected the LIBOR rate plus 2.25% interest rate option, which was approximately 2.45% as of March 31, 2013. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 10% increase or decrease in the interest rate under the loan agreement would not materially affect our interest expense at our current level of borrowing.

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

In September 2012, the U.S. Court of Appeals for the Federal Circuit reversed in part the April 2010 decision of the District Court. The Federal Circuit found that certain claims of asserted U.S. Patent Nos. 6,780,882 and 7,399,772, which Par had been found to infringe, were not invalid due to obviousness. These patents represent two of the five patents that were found to be invalid by the District Court, and the Federal Circuit affirmed the District Court’s finding of invalidity for the asserted claims from the remaining three patents. The Federal Circuit also upheld the District Court’s finding that there was no inequitable conduct. Following the Federal Circuit’s decision, Par announced that it had ceased distribution of its generic Zegerid capsules product in September 2012. In December 2012, the Federal Circuit issued an order denying a combined petition for panel and en banc rehearing filed by Par and issued its mandate, remanding the case to the District Court for further proceedings pertaining to damages. In February 2013, we filed an amended complaint with the District Court for infringement of U.S. Patent Nos. 6,780,882 and 7,399,772 and requested a jury trial with respect to the issue of damages in connection with Par’s launch of its generic version of Zegerid capsules in June 2010. The trial has been scheduled in November 2014. In March 2013, Par filed its amended answer, which alleges, among other things, failure to state a claim upon which relief can be granted and non-infringement based on purported invalidity of the two asserted patents. In addition, Par filed a motion for a judgment on the pleadings, alleging, among other things, that the two asserted patents are invalid because the Federal Circuit purportedly did not expressly address certain prior art references considered by the District Court, and we are waiting for a ruling from the District Court on Par’s motion. Although we do not believe that Par has a meritorious basis upon which to further challenge validity of the asserted patents in this proceeding, we cannot be certain of the timing or outcome of this or any other proceedings.

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

In February 2013, Depomed filed a lawsuit in the U.S. District Court for the District of Delaware against Watson for infringement of the patents listed in the Orange Book for Glumetza 500 mg at the time the lawsuit was filed (U.S. Patent Nos. 6,340,475; 6,488,962; 6,635,280 and 6,723,340). The lawsuit was filed in response to an ANDA filed with the FDA by Watson regarding Watson’s intent to market a generic version of Glumetza 500 mg tablets prior to the expiration of the listed patents. Depomed commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Watson’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents. Absent a court decision, the 30-month stay is expected to expire in July 2015. Watson has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, failure to state a claim, and lack of subject matter jurisdiction, and has also filed counterclaims.

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

In January 2013, we filed a lawsuit in the U.S. District Court for the District of Delaware against Mylan Inc. and Mylan Pharmaceuticals Inc., collectively referred to herein as Mylan, for infringement of the patents listed in the Orange Book for Fenoglide 120 mg and 40 mg (U.S. Patent Nos. 7,658,944, and 8,124,125). Veloxis Pharmaceuticals A/S, or Veloxis, is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by Mylan regarding Mylan’s intent to market a generic version of Fenoglide 120 mg and 40 mg tablets prior to the expiration of the listed patents. We commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Mylan’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in June 2015. Mylan has filed an answer in the case that asserts, among other things, non-infringement, invalidity, and failure to state a claim, and has also filed counterclaims. The Markman hearing for this matter has been scheduled in June 2014, and the trial has been scheduled in March 2015. We are not able to predict the timing or outcome of this lawsuit.

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

We may also pursue additional development programs for our currently marketed products. For example, in February 2012, we began patient enrollment in a multicenter, randomized, double-blind placebo-controlled CONTRIBUTE phase IIIb clinical study to evaluate Uceris 9 mg as an add-on therapy to current oral aminosalicyclate, or 5-ASA, drugs, such as Asacol® or Lialda®, for induction of remission of active ulcerative colitis. We expect to enroll approximately 500 patients at clinical sites in the U.S., Canada and Europe and to complete patient enrollment in the CONTRIBUTE phase IIIb study in mid-2013. We may not be able to complete this trial as expected, and we cannot be certain that the results of the trial will be positive.

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

In November 2012, we announced that when compared with placebo, Ruconest demonstrated a significantly shorter time to beginning of relief of symptoms, the primary endpoint, in a pivotal phase III clinical study that was conducted to evaluate the safety and efficacy of Ruconest 50 IU/kg for the treatment of acute attacks of angioedema in patients with hereditary angioedema, or HAE. In April 2013, we and Pharming submitted a BLA to the FDA, seeking approval to market Ruconest for the treatment of acute attacks of angioedema in patients with HAE.

We cannot be certain as to whether the FDA will accept the BLA for review following submission and ultimately approve it. Although the top-line results from the phase III study were positive, we cannot be sure that the FDA will concur with our clinical interpretation of the results or the conduct of the study. Ultimately, the FDA may provide us with a complete response letter or take other action that could delay or prevent approval. The FDA may ultimately conclude that we have not demonstrated sufficient safety or efficacy to approve a BLA filing for this investigational drug or may require additional clinical studies or other development programs before approving Ruconest. The costs of any additional clinical studies and development programs could be significant, and we and Pharming may not have sufficient resources to complete any additional development requirements in a prompt manner or at all.

In addition, we currently are exploring clinical and regulatory strategies to evaluate Ruconest for the treatment of acute pancreatitis and HAE prophylaxis. These programs are early stage, and we cannot be certain that we will be able to receive regulatory feedback, design and commence initial studies or otherwise pursue development for one or both of these indications in a timely manner or at all.

We are dependent on Pharming for many activities related to the Ruconest development program, including manufacturing and supply, and there are significant risks concerning Pharming’s ability to continue to perform these functions based on its limited financial resources. Any inability of Pharming to continue to fund its operations would have a material adverse effect on the Ruconest development program.

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

If we are unable to compete successfully, our business, financial condition and results of operations will be materially adversely affected.

Our marketed prescription products currently compete with many other drug products.

Uceris competes with many other products, including:

•	branded 5-aminosalicylate prescription products (such as Asacol®, Lialda®, Pentasa® and Apriso®);

•	generic 5-aminosalicylate prescription products (such as sulfasalazine, mesalamine, and balsalazide);

•	generic prescription corticosteroids (such as prednisone and hydrocortisone);

•	branded and generic prescription immunosuppressive products (such as azathioprine and 6-mercaptopurine); and

•	branded anti-TNF-a prescription products (such as Remicade® and Humira®).

Zegerid (branded and authorized generic) competes with many other products, including:

•	branded PPI prescription products (such as Nexium®, Aciphex® and Dexilant®);

•	generic PPI prescription products (such as delayed-release omeprazole, delayed-release lansoprazole and delayed-release pantoprazole);

•	OTC PPI products (such as Prilosec OTC®, Prevacid® 24HR and store-brand versions); and

•	other prescription and/or OTC acid-reducing agents (such as histamine-2 receptor antagonists and antacids).

Glumetza competes with many other products, including:

•	other branded immediate-release and extended-release metformin products (such as Fortamet®, Glucophage® and Glucophage XR®);

•	branded extended-release metformin combination products (such as Janumet®XR and Kombiglyze®XR);

•	generic immediate-release and extended-release metformin products; and

•	other prescription diabetes treatments.

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

Like Glumetza, Cycloset competes with many other products, including:

•	dipeptidyl peptidase IV inhibitors, or DPP-4, products (such as Januvia® and Onglyza®);

•	glucagon-like peptide 1, or GLP-1, receptor agonist products (such as Byetta®, Victoza® and Bydureon®);

•	thiazolidinedione, or TZD, products (such as Avandia® and Actos®);

•	sulfonylureas products (such as Amaryl® and Glynase®);

•	sodium-glucose co-transporter 2 inhibitors, or SGLT2, products (such as Invokana™); and

•	branded and generic metformin products.

In addition, various companies are developing new products that may compete with the Cycloset product in the future. For example, new SGLT2 and new DPP-4 inhibitor products in development could compete with Cycloset in treating type 2 diabetes patients in the future. In addition, companies could develop combination products that include bromocriptine mesylate as one of the active ingredients for the treatment of type 2 diabetes.

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

Our future growth may depend in part on our ability to identify and in-license or acquire additional products, and if we do not successfully do so, or otherwise fail to integrate any new products into our operations, we may have limited growth opportunities.

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

We, as well as many other pharmaceutical companies, sponsor prescription drug coupons and other cost-savings programs to help reduce the burden of co-payments and co-insurance. Since 2012, lawsuits have been filed against several pharmaceutical companies alleging, among other things, that the drug-makers violated anti-trust laws and the Racketeer Influenced and Corrupt Organizations Act, or RICO, when they provided coupon programs to privately-insured consumers that subsidize all or part of the cost-sharing obligation (co-pay or co-insurance) for a branded prescription drug or drugs. We cannot be certain as to whether we will be named in any future similar lawsuit or concerning the potential outcome of the ongoing litigation.

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

Although the patents that provide coverage for Uceris are not currently subject to patent litigation, Cosmo has licensed rights to a different patent covering related MMX® technology that is utilized in Lialda® (mesalamine) delayed-release tablets that is subject to ongoing patent infringement litigation. Because the patents are different, it is unclear whether an adverse outcome in the Lialda patent infringement litigation would negatively impact the value of the patent coverage for Uceris.

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

In September 2012, the U.S. Court of Appeals for the Federal Circuit reversed in part the April 2010 decision of the District Court. The Federal Circuit found that certain claims of asserted U.S. Patent Nos. 6,780,882 and 7,399,772, which Par had been found to infringe, were not invalid due to obviousness. These patents represent two of the five patents that were found to be invalid by the District Court, and the Federal Circuit affirmed the District Court’s finding of invalidity for the asserted claims from the remaining three patents. The Federal Circuit also upheld the District Court’s finding that there was no inequitable conduct. Following the Federal Circuit’s decision, Par announced that it had ceased distribution of its generic Zegerid capsules product in September 2012. In December 2012, the Federal Circuit issued an order denying a combined petition for panel and en banc rehearing filed by Par and issued its mandate, remanding the case to the District Court for further proceedings pertaining to damages. In February 2013, we filed an amended complaint with the District Court for infringement of U.S. Patent Nos. 6,780,882 and 7,399,772 and requested a jury trial with respect to the issue of damages in connection with Par’s launch of its generic version of Zegerid capsules in June 2010. The trial has been scheduled in November 2014. In March 2013, Par filed its amended answer, which alleges, among other things, failure to state a claim upon which relief can be granted and non-infringement based on purported invalidity of the two asserted patents. In addition, Par filed a motion for a judgment on the pleadings, alleging, among other things, that the two asserted patents are invalid because the Federal Circuit purportedly did not expressly address certain prior art references considered by the District Court, and we are waiting for a ruling from the District Court on Par’s motion. Although we do not believe that Par has a meritorious basis upon which to further challenge validity of the asserted patents in this proceeding, we cannot be certain of the timing or outcome of this or any other proceedings.

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

In February 2013, Depomed filed a lawsuit in the U.S. District Court for the District of Delaware against Watson for infringement of the patents listed in the Orange Book for Glumetza 500 mg at the time the lawsuit was filed (U.S. Patent Nos. 6,340,475; 6,488,962; 6,635,280 and 6,723,340). The lawsuit was filed in response to an ANDA filed with the FDA by Watson regarding Watson’s intent to market a generic version of Glumetza 500 mg tablets prior to the expiration of the listed patents. Depomed commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Watson’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents. Absent a court decision, the 30-month stay is expected to expire in July 2015. Watson has filed an answer in the case that asserts, among other things, non-infringement and invalidity of the asserted patents, failure to state a claim, and lack of subject matter jurisdiction, and has also filed counterclaims.

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

In addition, certain of the patents that provide coverage for Glumetza are utilized in other products developed by Depomed or Depomed licensees and are subject to ongoing patent infringement litigation and may be subject to patent infringement litigation in the future. Any adverse outcome in such patent infringement litigation could negatively impact the value of the patent coverage for Glumetza.

Cycloset

We have exclusive rights to manufacture and commercialize Cycloset in the U.S. under our distribution and license agreement with S2 and VeroScience. Currently, there are seven issued U.S. patents that we have licensed from S2 and VeroScience that we believe provide coverage for Cycloset (U.S. Patent Nos. 5,679,685; 5,716,957; 7,888,310; 8,137,992; 8,137,993; 8,137,994; and 8,431,155), with expiration dates in 2014, 2015, 2023 and 2032.

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

In January 2013, we filed a lawsuit in the U.S. District Court for the District of Delaware against Mylan Inc. and Mylan Pharmaceuticals Inc., collectively referred to herein as Mylan, for infringement of the patents listed in the Orange Book for Fenoglide 120 mg and 40 mg (U.S. Patent Nos. 7,658,944, and 8,124,125). Veloxis Pharmaceuticals A/S, or Veloxis, is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by Mylan regarding Mylan’s intent to market a generic version of Fenoglide 120 mg and 40 mg tablets prior to the expiration of the listed patents. We commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Mylan’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in June 2015. Mylan has filed an answer in the case that asserts, among other things, non-infringement, invalidity, and failure to state a claim, and has also filed counterclaims. The Markman hearing for this matter has been scheduled in June 2014, and the trial has been scheduled in March 2015. We are not able to predict the timing or outcome of this lawsuit.

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

The trading price of our common stock may continue to fluctuate substantially as a result of one or more of the following factors:

•	announcements concerning our commercial progress and activities, including sales and revenue trends for the we promote and the status of the patent litigation relating to such products;

•	the sales and revenue trends for authorized generic Zegerid prescription products;

•	announcements concerning our products or competitive products, including progress under development programs, results of clinical studies or status of regulatory submissions;

•	announcements concerning any recalls or supply interruptions caused by manufacturing issues or otherwise;

•	announcements made by our strategic partners concerning their business or the products they develop or promote;

•	developments, including announcements concerning progress, delays or terminations, pursuant to our strategic alliances with Merck and GSK;

•	other disputes or developments concerning proprietary rights, including patents and trade secrets, litigation matters, and our ability to patent or otherwise protect our products and technologies;

•	acquisition of products or businesses by us or our competitors;

•	conditions or trends in the pharmaceutical and biotechnology industries, including the impact and possible repeal of healthcare reform;

•	fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	changes in, or our failure to meet or exceed, investors’ and securities analysts’ expectations;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

2.1(1)*	Agreement and Plan of Merger, dated September 10, 2010, among us, SAN Acquisition Corp., Covella Pharmaceuticals, Inc. and Lawrence C. Fritz, as the Stockholder Representative

3.1(2)	Amended and Restated Certificate of Incorporation

3.2(3)	Amended and Restated Bylaws

3.3(4)	Certificate of Designations for Series A Junior Participating Preferred Stock

4.1(4)	Form of Common Stock Certificate

4.2(5)	Amended and Restated Investors’ Rights Agreement, dated April 30, 2003, among us and the parties named therein

4.3(5)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated May 19, 2003, among us and the parties named therein

4.4(5)*	Stock Restriction and Registration Rights Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

4.5(5)	Form of Common Stock Purchase Warrant

4.6(4)	Rights Agreement, dated as of November 12, 2004, between us and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Santarus, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

4.7(6)	First Amendment to Rights Agreement, dated as of April 19, 2006, between us and American Stock Transfer & Trust Company

4.8(7)	Second Amendment to Rights Agreement, dated December 10, 2008, between us and American Stock Transfer & Trust Company

4.9(8)	Warrant to Purchase Shares of Common Stock, dated February 3, 2006, issued by us to Kingsbridge Capital Limited

4.10(8)	Registration Rights Agreement, dated February 3, 2006, between us and Kingsbridge Capital Limited

4.11(9)	Registration Rights Agreement, dated December 10, 2008, between us and Cosmo Technologies Limited

4.12(9)	Amendment No. 1 to Registration Rights Agreement, dated April 23, 2009, between us and Cosmo Technologies Limited

10.1#	Amended and Restated Employment Agreement, dated March 22, 2013, between us and Gerald T. Proehl

10.2#	Amended and Restated Employment Agreement, dated March 22, 2013, between us and Debra P. Crawford

10.3#	Amended and Restated Employment Agreement, dated March 22, 2013, between us and E. David Ballard, II, M.D.

10.4#	Amended and Restated Employment Agreement, dated March 22, 2013, between us and Maria Bedoya-Toro

10.5#	Amended and Restated Employment Agreement, dated March 22, 2013, between us and Julie A. DeMeules

10.6#	Amended and Restated Employment Agreement, dated March 22, 2013, between us and William C. Denby, III

10.7#	Amended and Restated Employment Agreement, dated March 22, 2013, between us and Carey J. Fox

10.8#	Amended and Restated Employment Agreement, dated March 22, 2013, between us and Warren E. Hall

10.9#	Amended and Restated Employment Agreement, dated March 22, 2013, between us and Michael D. Step

10.10#	Amended and Restated Employment Agreement, dated March 22, 2013, between us and Mark Totoritis

10.11#	Amended and Restated Employment Agreement, dated March 22, 2013, between us and Wendell Wierenga

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q of Santarus, Inc. for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 9, 2010.
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q of Santarus, Inc. for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 13, 2004.
(3)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on December 5, 2008.
(4)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on November 17, 2004.
(5)	Incorporated by reference to the Registration Statement on Form S-1 of Santarus, Inc. (Registration No. 333-111515), filed with the Securities and Exchange Commission on December 23, 2003, as amended.
(6)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on April 21, 2006.
(7)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2008.
(8)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on February 3, 2006.
(9)	Incorporated by reference to the Registration Statement on Form S-3 of Santarus, Inc. (Registration No. 333-156806), filed with the Securities and Exchange Commission on January 20, 2009, as amended.
*	Santarus, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which portions have been omitted and filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.
‡	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Santarus, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2013

/s/ Debra P. Crawford
Debra P. Crawford,
Senior Vice President and Chief
Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)