Form 10-Q
period 2013-06-30
SANTARUS INC
filed 2013-08-06
CIK 1172480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of July 31, 2013 was 66,369,480.

SANTARUS, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Santarus, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$94,007	$49,772
Short-term investments	48,739	44,964
Accounts receivable, net	35,037	31,024
Inventories, net	11,814	9,897
Deferred tax assets	31,211	—
Prepaid expenses and other current assets	6,871	6,678

Total current assets	227,679	142,335

Long-term restricted cash	750	950
Property and equipment, net	1,111	945
Intangible assets, net	20,126	16,254
Goodwill	2,913	2,913
Long-term deferred tax assets	23,694	—
Other assets	1,038	352

Total assets	$277,311	$163,749

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$48,464	$45,824
Allowance for product returns	22,386	20,574

Total current liabilities	70,850	66,398

Deferred revenue	1,262	1,639
Long-term debt	9,905	9,876
Other long-term liabilities	4,425	2,884
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2013 and December 31, 2012; no shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.0001 par value; 200,000,000 and 100,000,000 shares authorized at June 30, 2013 and December 31, 2012, respectively; 66,097,932 and 63,583,492 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	7	6
Additional paid-in capital	384,266	368,594
Accumulated other comprehensive income (loss)	(2)	3
Accumulated deficit	(193,402)	(285,651)

Total stockholders’ equity	190,869	82,952

Total liabilities and stockholders’ equity	$277,311	$163,749

See accompanying notes.

Santarus, Inc.

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues:
Product sales, net	$88,495	$46,308	$167,013	$91,437
Royalty revenue	867	884	1,789	1,635

Total revenues	89,362	47,192	168,802	93,072
Costs and expenses:
Cost of product sales	5,646	3,703	10,113	7,187
License fees and royalties	24,988	12,376	42,783	28,695
Research and development	6,600	6,738	13,154	11,912
Selling, general and administrative	33,451	20,587	64,205	40,434

Total costs and expenses	70,685	43,404	130,255	88,228

Income from operations	18,677	3,788	38,547	4,844
Other income (expense):
Interest income	11	2	25	2
Interest expense	(77)	(77)	(153)	(178)

Total other income (expense)	(66)	(75)	(128)	(176)

Income before income taxes	18,611	3,713	38,419	4,668
Income tax (benefit) expense	(54,923)	265	(53,830)	593

Net income	$73,534	$3,448	$92,249	$4,075

Net income per share:
Basic	$1.12	$0.05	$1.43	$0.07

Diluted	$0.94	$0.05	$1.19	$0.06

Weighted average shares outstanding used to calculate net income per share:
Basic	65,403,947	62,723,040	64,687,818	62,245,707
Diluted	78,435,595	68,270,628	77,226,847	66,995,658

Comprehensive income	$73,533	$3,442	$92,244	$4,069

See accompanying notes.

Santarus, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net income	$92,249	$4,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,357	3,003
Loss on contingent consideration	442	288
Stock-based compensation	5,889	3,094
Excess tax benefit from stock-based compensation	(443)	—
Issuance of common stock for technology license agreement	—	3,698
Deferred income taxes	(54,905)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,013)	(627)
Inventories, net	(1,917)	(349)
Prepaid expenses and other current assets	302	(1,494)
Other assets	(686)	—
Accounts payable and accrued liabilities	3,687	(889)
Allowance for product returns	1,812	3,620
Deferred revenue	(377)	(230)

Net cash provided by operating activities	45,397	14,189

Investing activities
Purchases of short-term investments	(47,317)	(16,756)
Sales and maturities of short-term investments	43,534	5,414
Long-term restricted cash	200	(950)
Purchases of property and equipment	(363)	(50)
Acquisition of intangible assets	(7,000)	—
Net cash paid for business combination	—	(2,519)

Net cash used in investing activities	(10,946)	(14,861)

Financing activities
Payment of commitment fee on credit facility	—	(175)
Exercise of stock options	8,647	1,545
Issuance of common stock, net	694	392
Excess tax benefit from stock-based compensation	443	—

Net cash provided by financing activities	9,784	1,762

Increase in cash and cash equivalents	44,235	1,090
Cash and cash equivalents at beginning of the period	49,772	54,244

Cash and cash equivalents at end of the period	$94,007	$55,334

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

Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for any future periods. For further information, please see the consolidated financial statements and related disclosures included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

Product Sales, Net. The Company sells its commercial products primarily to pharmaceutical wholesale distributors. The Company is obligated to accept from customers products that are returned within six months of their expiration date or up to 12 months beyond their expiration date. The shelf life of the Company’s products from the date of manufacture is as follows: Uceris® (budesonide) extended release tablets (36 months); Zegerid® (omeprazole/sodium bicarbonate) capsules and powder for oral suspension (36 months); Glumetza® (metformin hydrochloride extended release tablets) (36 to 48 months); Cycloset® (bromocriptine mesylate) tablets (18 months); and Fenoglide® (fenofibrate) tablets (36 months). The Company authorizes returns for expired or damaged products in accordance with its return goods policy and procedures. The Company issues credit to the customer for expired or damaged returned product. The Company rarely exchanges product from inventory for returned product. At the time of sale, the Company records its estimates for product returns as a reduction to revenue at full sales value with a corresponding increase in the allowance for product returns liability. Actual returns are recorded as a reduction to the allowance for product returns liability at sales value with a corresponding decrease in accounts receivable for credit issued to the customer.

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

The Company’s allowance for product returns was $22.4 million as of June 30, 2013 and $20.6 million as of December 31, 2012. The Company recognizes product sales at the time title passes to its customers, and the Company provides for an estimate of future product returns at that time based upon historical product returns trends, analysis of product expiration dating and estimated inventory levels in the distribution channel, review of returns trends for similar products, if available, and the other factors discussed above. Due to the lengthy shelf life of the Company’s products and the terms of the Company’s returns policy, there may be a significant time lag between the date the Company determines the estimated allowance and when the Company receives the product return and issues credit to a customer. Therefore, the amount of returns processed against the allowance in a particular year generally has no direct correlation to the product sales in the same year, and the Company may record adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods.

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

The Company’s allowance for rebates, chargebacks and other discounts was $15.1 million as of June 30, 2013 and $17.2 million as of December 31, 2012. These allowances reflect an estimate of the Company’s liability for rebates due to managed care organizations under specific contracts, rebates due to various organizations in connection with Medicare contracts, patient coupons and voucher programs, chargebacks due to various organizations purchasing the Company’s products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. The Company estimates its liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, the Company evaluates its outstanding contracts and applies the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, the Company projects the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by the Company and/or its competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date the Company determines the estimated allowance and when the Company makes the contractual payment or issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods.

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

For the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012, the Company recognized approximately $3.7 million, $1.7 million, $5.9 million and $3.1 million of total stock-based compensation, respectively. In March 2013, the Company granted options to purchase an aggregate of 2,591,870 shares of its common stock in connection with annual option grants to all eligible employees. These stock options vest over a four-year period from the date of grant. As of June 30, 2013, total unrecognized compensation cost related to stock options and employee stock purchase plan rights was approximately $38.2 million, and the weighted average period over which it was expected to be recognized was 3.0 years.

6.	Income Taxes

The Company provides for income taxes under the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the financial statements. The Company provides a valuation allowance for deferred tax assets if it is more likely than not that these items will expire before the Company is able to realize their benefit. The Company calculates the valuation allowance in accordance with the authoritative guidance relating to income taxes, which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets, when measuring the need for a valuation allowance. Significant judgment is required in determining any valuation allowance against deferred tax assets. As of December 31, 2012, due to a history of operating losses and other key operating factors, including uncertainty regarding the pending U.S. Food and Drug Administration (“FDA”) approval to market and commercialize Uceris, the Company concluded that a full valuation allowance was necessary to offset all of its deferred tax assets. As of June 30, 2013, the Company concluded that it was more likely than not that all of its deferred tax assets would be realized through future taxable income. This conclusion was based on the Company’s sustained profitability for 2011, 2012 and the six months ended June 30, 2013, assessment of sales trends for each of the Company’s products including Uceris, which the Company commercially launched in February 2013, and projections of positive future earnings. The Company will reassess the ability to realize the deferred tax benefits on a quarterly basis. If it is more likely than not that the Company will not realize the deferred tax benefits, then all or a portion of the valuation allowance may need to be re-established, which would result in a charge to tax expense. The release of the valuation allowance resulted in an income tax benefit of $54.9 million, which was recorded as a discrete item in the three months ended June 30, 2013. The release of the valuation allowance will not affect the amount of cash paid for income taxes.

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

Basic income per share is calculated by dividing the net income by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted income per share is computed by dividing the net income by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, contingently issuable shares, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted income per share when their effect is dilutive. Potentially dilutive securities totaling approximately 2.9 million shares and 6.4 million shares for the three months ended June 30, 2013 and 2012 and 1.9 million shares and 8.7 million shares for the six months ended June 30, 2013 and 2012, respectively, were excluded from the calculation of diluted income per share because of their anti-dilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income (in thousands)	$73,534	$3,448	$92,249	$4,075

Denominator:
Weighted average common shares outstanding for basic net income per share	65,403,947	62,723,040	64,687,818	62,245,707
Net effect of dilutive common stock equivalents	13,031,648	5,547,588	12,539,029	4,749,951

Denominator for diluted net income per share	78,435,595	68,270,628	77,226,847	66,995,658

Net income per share
Basic	$1.12	$0.05	$1.43	$0.07

Diluted	$0.94	$0.05	$1.19	$0.06

8.	Segment Reporting

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

The following is a summary of the Company’s available-for-sale investment securities as of June 30, 2013 and December 31, 2012 (in thousands). All available-for-sale securities held as of June 30, 2013 and December 31, 2012 have contractual maturities within one year and are included in short-term investments in the Company’s consolidated balance sheets. There were no material gross realized gains or losses on sales of available-for-sale securities for the three and six months ended June 30, 2013 and 2012.

	Amortized Cost	Market Value	Unrealized Gain (Loss)
June 30, 2013:
U.S. government sponsored enterprise securities	$48,741	$48,739	$(2)

December 31, 2012:
U.S. government sponsored enterprise securities	$44,961	$44,964	$3

10.	Fair Value Measurements

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

The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2013:
Assets
Money market funds	$94,757	$—	$—	$94,757
U.S. government sponsored enterprise securities	—	48,739	—	48,739
Deferred compensation plan assets	664	—	—	664

	$95,421	$48,739	$—	$144,160

Liabilities
Contingent consideration	$—	$—	$2,642	$2,642
Deferred compensation plan liabilities	664	—	—	664

	$664	$—	$2,642	$3,306

December 31, 2012:
Assets
Money market funds	$48,522	$—	$—	$48,522
U.S. government sponsored enterprise securities	—	47,164	—	47,164
Deferred compensation plan assets	169	—	—	169

	$48,691	$47,164	$—	$95,855

Liabilities
Contingent consideration	$—	$—	$2,200	$2,200
Deferred compensation plan liabilities	169	—	—	169

	$169	$—	$2,200	$2,369

The following table provides a summary of changes in fair value of the Company’s Level 3 liabilities for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Contingent Consideration:
Beginning balance	$2,440	$2,208	$2,200	$2,054
Change in fair value recorded in operating expenses	202	134	442	288

Ending balance	$2,642	$2,342	$2,642	$2,342

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

11.	Balance Sheet Details

Inventories, net consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$1,929	$1,533
Finished goods	10,941	9,968

	12,870	11,501
Allowance for excess and obsolete inventory	(1,056)	(1,604)

	$11,814	$9,897

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

Accounts payable and accrued liabilities consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Accounts payable	$4,919	$6,873
Accrued compensation and benefits	7,004	9,183
Accrued rebates	9,910	11,693
Accrued license fees and royalties	16,348	7,181
Accrued research and development expenses	3,339	3,441
Accrued legal fees	796	1,953
Income taxes payable	—	950
Other accrued liabilities	6,148	4,550

	$48,464	$45,824

12.	Long-Term Debt

In July 2006, the Company entered into a loan agreement with Comerica Bank (“Comerica”), which was most recently amended in February 2012, pursuant to which the Company may request advances in an aggregate outstanding amount not to exceed $35.0 million. In December 2008, the Company drew down $10.0 million under the loan agreement. Pursuant to the February 2012 amendment, the revolving loan bears interest, as selected by the Company, at either the variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” or the LIBOR rate plus 2.25%. The Company has selected the LIBOR rate plus 2.25% interest rate option, which as of June 30, 2013 was approximately

2.44%. Interest payments on advances made under the amended loan agreement are due and payable in arrears on a monthly basis during the term of the amended loan agreement. The February 2012 amendment to the loan agreement extends the maturity date of the revolving line from July 11, 2013 to February 13, 2015. Amounts borrowed under the loan agreement may be repaid and re-borrowed at any time prior to February 13, 2015, and any outstanding principal drawn during the term of the loan facility is due and payable on February 13, 2015. In conjunction with the execution of the February 2012 amendment to the loan agreement, the Company paid a one-time commitment fee of $175,000. The commitment fee has been capitalized as a debt discount and is being amortized to interest expense over the remaining term of the loan agreement. The amended loan agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the amended loan agreement.

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

In December 2008, the Company entered into a strategic collaboration with Cosmo Technologies Limited (“Cosmo”), an affiliate of Cosmo Pharmaceuticals S.p.A., including a license agreement, stock issuance agreement and registration rights agreement, under which the Company was granted exclusive rights to develop and commercialize Uceris and rifamycin SV MMX® in the U.S. Following the first commercial sale of Uceris which occurred in February 2013, Cosmo elected, in April 2013, to receive payment of a $7.0 million commercial milestone in cash. The Company accrued the $7.0 million commercial milestone in February 2013 and made the cash payment to Cosmo in April 2013. The commercial milestone has been capitalized in intangible assets and is being amortized to license fees and royalties over the estimated useful life of the asset on a straight-line basis through mid-2020.

14.	License Agreement and Supply Agreement with Pharming

In September 2010, the Company entered into a license agreement and a supply agreement with Pharming Group NV (“Pharming”) under which the Company was granted certain non-exclusive rights to develop and manufacture, and certain exclusive rights to commercialize Ruconest® (recombinant human C1 esterase inhibitor) in the U.S., Canada and Mexico for the treatment of hereditary angioedema (“HAE”) and other future indications. Under the terms of the license agreement, as a result of the FDA acceptance for review of the biologics license application (“BLA”) for Ruconest in June 2013, the Company paid Pharming a $5.0 million milestone in July 2013. The Company recorded the $5.0 million milestone in license fees and royalties in the three months ended June 30, 2013.

15.	Recent Accounting Pronouncements

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

16.	Contingencies

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

In September 2012, the U.S. Court of Appeals for the Federal Circuit reversed in part the April 2010 decision of the District Court. The Federal Circuit found that certain claims of asserted U.S. Patent Nos. 6,780,882 and 7,399,772, which Par had been found to infringe, were not invalid due to obviousness. These patents represent two of the five patents that were found to be invalid by the District Court, and the Federal Circuit affirmed the District Court’s finding of invalidity for the asserted claims from the remaining three patents. The Federal Circuit also upheld the District Court’s finding that there was no inequitable conduct. Following the Federal Circuit’s decision, Par announced that it had ceased distribution of its generic Zegerid capsules product in September 2012. In December 2012, the Federal Circuit issued an order denying a combined petition for panel and en banc rehearing filed by Par and issued its mandate, remanding the case to the District Court for further proceedings pertaining to damages. In February 2013, the Company filed an amended complaint with the District Court for infringement of U.S. Patent Nos. 6,780,882 and 7,399,772 and requested a jury trial with respect to the issue of damages in connection with Par’s launch of its generic version of Zegerid capsules in June 2010. The trial has been scheduled in November 2014. In March 2013, Par filed its amended answer, which alleges, among other things, failure to state a claim upon which relief can be granted and non-infringement based on purported invalidity of the two asserted patents. In addition, Par filed a motion for a judgment on the pleadings, alleging, among other things, that the two asserted patents are invalid because the Federal Circuit purportedly did not expressly address certain prior art references considered by the District Court, and the Company is waiting for a ruling from the District Court on Par’s motion. Although the Company does not believe that Par has a meritorious basis upon which to further challenge validity of the asserted patents in this proceeding, the Company cannot be certain of the timing or outcome of this or any other proceedings. If the District Court rules in favor of Par on its pending motion or otherwise, the Company cannot be certain of the impact to the Company, including if or when Par might re-launch its generic product. In addition, in April 2013, Par received approval from the FDA of its generic version of Zegerid powder for oral suspension.

In December 2011, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against Zydus Pharmaceuticals USA, Inc. (“Zydus”) for infringement of the patents listed in the Orange Book for Zegerid capsules. The University of Missouri, licensor of the patents, is joined in the litigation as a co-plaintiff. Zydus had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid capsules prior to the expiration of the listed patents. In September 2012, the Company amended its complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the September 2012 Federal Circuit decision. In October 2012, Zydus filed its answer, which alleges, among other things, failure to state a claim upon which relief can be granted. The lawsuit was commenced within the requisite 45-day time period, resulting in an FDA stay on the approval of Zydus’ proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. The trial for this matter has been scheduled in January 2014. Absent a court decision, the 30-month stay is expected to expire in May 2014. The Company is not able to predict the timing or outcome of this lawsuit.

In August 2012, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. (collectively “Dr. Reddy’s”) for infringement of the patents listed in the Orange Book for Zegerid capsules. The University of Missouri, licensor of the patents, is joined in the litigation as a co-plaintiff. Dr. Reddy’s had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid capsules prior to the expiration of the listed patents. In October 2012, the Company amended its complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the September 2012 Federal Circuit decision. Also in October 2012, Dr. Reddy’s filed its answer, which alleges, among other things, non-infringement, invalidity, failure to state a claim upon which relief can be granted and estoppel. The lawsuit was commenced within the requisite 45-day time period, resulting in an FDA stay on the approval of Dr. Reddy’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. In June 2013, the Company, the University of Missouri, and Dr. Reddy’s entered into a settlement and license agreement, which grants Dr. Reddy’s the right to begin selling a generic version of prescription Zegerid capsules upon expiration of the applicable patent (or earlier under certain circumstances). The settlement agreement is subject to review by the U.S. Department of Justice and the Federal Trade Commission, as well as entry by the District Court of an order dismissing the litigation.

Zegerid OTC Litigation

In September 2010, MSD Consumer Products, Inc. (“Merck”), a subsidiary of Merck & Co., Inc., filed a lawsuit in the U.S. District Court for the District of New Jersey against Par for infringement of the patents listed in the Orange Book for Zegerid OTC®. The Company and the University of Missouri, licensors of the listed patents, are joined in the lawsuit as co-plaintiffs. Par had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. In October 2012, Merck amended its complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the September 2012 Federal Circuit decision. Also in October 2012, Par filed its answer, which alleges, among other things, failure to state a claim upon which relief can be granted, non-infringement and invalidity. Par has received tentative approval of its proposed generic Zegerid OTC product. The lawsuit was commenced within the requisite 45-day time period, resulting in an FDA stay on the approval of Par’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. Although the 30-month stay expired in February 2013, the parties have agreed that Par will not launch its generic Zegerid OTC product unless there is a District Court judgment favorable to Par or in certain other specified circumstances. The Markman hearing for this matter was held in July 2013, and the Company is waiting for a ruling from the District Court. A trial has been scheduled in January 2015. The Company is not able to predict the timing or outcome of this lawsuit.

In September 2010, Merck filed a lawsuit in the U.S. District Court for the District of New Jersey against Perrigo Research and Development Company (“Perrigo”) for infringement of the patents listed in the Orange Book for Zegerid OTC. The Company and the University of Missouri, licensors of the listed patents, were joined in the lawsuits as co-plaintiffs. Perrigo had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. In January 2013, this case was settled allowing Perrigo to market a generic version of Zegerid OTC upon expiration of the applicable patents (or earlier under certain circumstances), and the District Court entered an order dismissing the case with prejudice.

In December 2011, Merck filed a lawsuit in the U.S. District Court for the District of New Jersey against Zydus for infringement of the patents listed in the Orange Book for Zegerid OTC. The Company and the University of Missouri, licensors of the listed patents, are joined in the litigation as co-plaintiffs. Zydus had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. In September 2012, Merck amended its complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the September 2012 Federal Circuit decision. In October 2012, Zydus filed its answer, which alleges, among other things, failure to state a claim upon which relief can be granted. The lawsuit was commenced within the requisite 45-day time period, resulting in an FDA stay on the approval of Zydus’ proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. Absent a court decision, the 30-month stay is expected to expire in May 2014. The trial for this matter has been scheduled in January 2014. The Company is not able to predict the timing or outcome of this lawsuit.

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

In April 2012, Depomed filed a lawsuit in the U.S. District Court for the District of Delaware against Watson Laboratories, Inc. — Florida, Actavis, Inc. and Watson Pharma, Inc. (collectively “Watson”) for infringement of the patents listed in the Orange Book for Glumetza 1000 mg at the time the lawsuit was filed (U.S. Patent Nos. 6,488,962 and 7,780,987). Valeant is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by Watson regarding Watson’s intent to market a generic version of Glumetza 1000 mg tablets prior to the expiration of the listed patents. Depomed and Valeant commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Watson’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents. Absent a court decision, the 30-month stay is expected to expire in September 2014. In June 2012, Watson filed its answer, which alleges, among other things, non-infringement and invalidity of the asserted patents, failure to state a claim, lack of subject matter jurisdiction, and has also filed counterclaims. In February 2013, Depomed amended its complaint to add infringement of a newly listed Orange Book patent (U.S. Patent No. 8,323,692), as well as two non-Orange Book listed patents (U.S. Patent Nos. 7,736,667 and 8,329,215). The Markman hearing for this matter has been scheduled in April 2014, and the trial has been scheduled in May 2014. The Company is not able to predict the timing or outcome of this lawsuit.

In February 2013, Depomed filed a lawsuit in the U.S. District Court for the District of Delaware against Watson for infringement of the patents listed in the Orange Book for Glumetza 500 mg (U.S. Patent Nos. 6,340,475; 6,488,962; 6,635,280 and 6,723,340). The lawsuit was filed in response to an ANDA filed with the FDA by Watson regarding Watson’s intent to market a generic version of Glumetza 500 mg tablets prior to the expiration of the listed patents. Depomed commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Watson’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents. Absent a court decision, the 30-month stay is expected to expire in July 2015. In March 2013, Watson filed an answer, which alleges, among other things, non-infringement and invalidity of the asserted patents, failure to state a claim, and lack of subject matter jurisdiction, and has also filed counterclaims. The Markman hearing for this matter has been scheduled in December 2014, and a trial has been scheduled in January 2015.

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

In January 2013, the Company filed a lawsuit in the U.S. District Court for the District of Delaware against Mylan Inc. and Mylan Pharmaceuticals Inc. (collectively “Mylan”) for infringement of the patents listed in the Orange Book for Fenoglide 120 mg and 40 mg at the time the lawsuit was filed (U.S. Patent Nos. 7,658,944, and 8,124,125). Veloxis Pharmaceuticals A/S (“Veloxis”) is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by Mylan regarding Mylan’s intent to market a generic version of Fenoglide 120 mg and 40 mg tablets prior to the expiration of the listed patents. The Company commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Mylan’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in June 2015. In February 2013, Mylan filed its answer, which alleges, among other things, non-infringement, invalidity, and failure to state a claim, and has also filed counterclaims. In July 2013, the Company amended the complaint to add infringement of a newly listed Orange Book patent (U.S. Patent No. 8,841,078). The Markman hearing for this matter has been scheduled in June 2014, and a trial has been scheduled in March 2015. The Company is not able to predict the timing or outcome of this lawsuit.

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

Our commercial organization currently promotes the following products in the U.S. prescription pharmaceutical market:

•

Uceris® (budesonide) extended release tablets is available in 9 mg tablets and is a locally acting corticosteroid in an oral tablet formulation that utilizes proprietary multi-matrix system, or MMX, colonic delivery technology. Uceris is indicated for the induction of remission in patients with active, mild to moderate ulcerative colitis.

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

In addition to our commercial products, we are focused on advancing the following investigational drugs to commercialization:

•

Ruconest® (recombinant human C1 esterase inhibitor) is a recombinant version of the human protein C1 esterase inhibitor, which is produced using proprietary transgenic technology. In November 2012, we announced positive top-line results from the phase III clinical study to evaluate the safety and efficacy of Ruconest for the treatment of acute attacks of angioedema in patients with hereditary angioedema, or HAE. In June 2013, our biologics license application, or BLA, seeking approval to market Ruconest for this indication was accepted for review by the U.S. Food and Drug Administration, or FDA.

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

We accounted for the license agreement with Healthcare Royalty Partners, L.P., or HRP, and Shore Therapeutics, Inc., or Shore, entered into in December 2011 in accordance with the authoritative guidance for business combinations. The purchase consideration was comprised of an upfront cash payment, and the purchase price was allocated to prepaid royalty expense and intangible assets related to the license agreement. There were no other assets acquired or liabilities assumed under the license agreement. Under the license agreement, we have an obligation to pay royalties to Shore based on Fenoglide net product sales and certain one-time success-based milestones contingent on sales achievement. These royalties and sales milestones will be expensed as incurred as we determined that the royalty rates and sales milestone amounts reflect reasonable market rates for the manufacturing and commercialization rights granted under the license agreement.

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

IPR&D will not be amortized until the related development process is complete, and goodwill is not amortized. License agreements and other intangible assets are amortized over their estimated useful lives. If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fair value is determined by a combination of third-party sources and forecasted discounted cash flows. In addition, we base the useful lives and related amortization expense on our estimate of the period that the assets will generate revenues or otherwise be used. We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. A change in any of the above-mentioned factors or estimates could result in an impairment charge which could negatively impact our results of operations. We have not recognized any impairment charges on our intangible assets or goodwill through June 30, 2013.

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

Our allowance for product returns was $22.4 million as of June 30, 2013 and $20.6 million as of December 31, 2012. We recognize product sales at the time title passes to our customers, and we provide for an estimate of future product returns at that time based upon historical product returns trends, analysis of product expiration dating and estimated inventory levels in the distribution channel, review of returns trends for similar products, if available, and the other factors discussed above. Due to the lengthy shelf life of our products and the terms of our returns policy, there may be a significant time lag between the date we determine the estimated allowance and when we receive the product return and issue credit to a customer. Therefore, the amount of returns processed against the allowance in a particular year generally has no direct correlation to the product sales in the same year, and we may record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods.

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

Our allowance for rebates, chargebacks and other discounts was $15.1 million as of June 30, 2013 and $17.2 million as of December 31, 2012. These allowances reflect an estimate of our liability for rebates due to managed care organizations under specific contracts, rebates due to various organizations in connection with Medicare contracts, patient coupons and voucher programs, chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. We estimate our liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, we evaluate our outstanding contracts and apply the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, we project the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by us and/or our competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date we determine the estimated allowance and when we make the contractual payment or issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods. For the six months ended June 30, 2013 and 2012, actual results were not materially different from our estimates.

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

The fair value of options granted is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period ranging from one to four years. Pre-vesting forfeitures were estimated to be approximately 0% for the three and six months ended June 30, 2013 and 2012 as the majority of options granted contain monthly vesting terms.

The following table includes stock-based compensation recognized in our consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of product sales	$109	$55	$181	$104
Research and development	764	319	1,186	568
Selling, general and administrative	2,822	1,296	4,522	2,422

Total	$3,695	$1,670	$5,889	$3,094

As of June 30, 2013, total unrecognized compensation cost related to stock options and employee stock purchase plan rights was approximately $38.2 million, and the weighted average period over which it was expected to be recognized was 3.0 years.

Income Taxes

We provide for income taxes under the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the financial statements. We provide a valuation allowance for deferred tax assets if it is more likely than not that these items will expire before we are able to realize their benefit. We calculate the valuation allowance in accordance with the authoritative guidance relating to income taxes, which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets, when measuring the need for a valuation allowance. Significant judgment is required in determining any valuation allowance against deferred tax assets. At December 31, 2012, due to a history of operating losses and other key operating factors, including uncertainty regarding the pending FDA approval to market and commercialize Uceris, we concluded that a full valuation allowance was necessary to offset all of our deferred tax assets. At June 30, 2013, we concluded that it was more likely than not that all of our deferred tax assets would be realized through future taxable income. This conclusion was based on our sustained profitability for 2011, 2012 and the six months ended June 30, 2013, assessment of sales trends for each of our products including Uceris, which we commercially launched in February 2013, and projections of positive future earnings. We will reassess the ability to realize the deferred tax benefits on a quarterly basis. If it is more likely than not that we will not realize the deferred tax benefits, then all or a portion of the valuation allowance may need to be re-established, which would result in a charge to tax expense. The release of the valuation allowance resulted in an income tax benefit of $54.9 million, which was recorded as a discrete item in the three months ended June 30, 2013. The release of the valuation allowance will not affect the amount of cash paid for income taxes.

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

Results of Operations

Comparison of Three Months Ended June 30, 2013 and 2012 and Six Months Ended June 30, 2013 and 2012

Product Sales, Net. Product sales, net were $88.5 million for the three months ended June 30, 2013 and $46.3 million for the three months ended June 30, 2012. Product sales, net were $167.0 million for the six months ended June 30, 2013 and $91.4 million for the six months ended June 30, 2012. The following table summarizes the components of our product sales, net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Product sales, net
Glumetza	$44,354	$31,927	$85,880	$63,168
Zegerid (brand and authorized generic)	21,641	10,309	46,244	18,809
Uceris	16,192	—	22,781	—
Cycloset	4,316	1,960	8,186	5,546
Fenoglide	1,992	2,112	3,922	3,914

Total product sales, net	$88,495	$46,308	$167,013	$91,437

The $42.2 million increase in product sales, net for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 included an increase in sales of our Zegerid products of $11.3 million primarily driven by sales of the authorized generic products. The increase in product sales, net also included approximately $10.2 million related to increased average selling prices and approximately $2.2 million related to increased sales volume of our Glumetza products. Product sales, net for the three months ended June 30, 2013 included $16.2 million in sales of Uceris which we launched in February 2013.

The $75.6 million increase in product sales, net for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 included an increase in sales of our Zegerid products of $27.4 million primarily driven by sales of the authorized generic products. The increase in product sales, net also included approximately $18.7 million related to increased average selling prices and approximately $4.0 million related to increased sales volume of our Glumetza products. Product sales, net for the six months ended June 30, 2013 included $22.8 million in sales of Uceris.

Royalty Revenue. Royalty revenue was $867,000 for the three months ended June 30, 2013 and $884,000 for the three months ended June 30, 2012. Royalty revenue was $1.8 million for the six months ended June 30, 2013 and $1.6 million for the six months ended June 30, 2012. Royalty revenue was comprised of royalty revenue earned under our license agreement with Merck for Zegerid OTC and our license agreement with GSK for prescription and OTC immediate-release omeprazole products in specified countries outside the U.S.

Cost of Product Sales. Cost of product sales was $5.6 million for the three months ended June 30, 2013 and $3.7 million for the three months ended June 30, 2012, or approximately 6% and 8% of net product sales, respectively. Cost of product sales was $10.1 million for the six months ended June 30, 2013 and $7.2 million for the six months ended June 30, 2012, or approximately 6% and 8% of net product sales, respectively. Cost of product sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our commercial prescription products as well as shipments to Prasco of the authorized generic version of Zegerid capsules. Cost of product sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales. The decrease in our cost of product sales as a percentage of net product sales for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 and the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was primarily attributable to increased average selling prices.

License Fees and Royalties. License fees and royalties were $25.0 million for the three months ended June 30, 2013 and $12.4 million for the three months ended June 30, 2012. License fees and royalties were $42.8 million for the six months ended June 30, 2013 and $28.7 million for the six months ended June 30, 2012. License fees and royalties consist of royalties due to Depomed under our commercialization agreement based on net product sales of Glumetza, royalties due to Cosmo Technologies Limited, an affiliate of Cosmo Pharmaceuticals S.p.A., or Cosmo, under our license agreement based on net product sales of Uceris, royalties earned by HRP and Shore under our license agreement based on net product sales of Fenoglide and royalties due to the University of Missouri based on net product sales of our Zegerid prescription products, sales of Zegerid OTC by Merck under our license agreement and products sold by GSK under our license agreement. In addition, license fees and royalties include milestone payments and upfront fees expensed or amortized under license agreements, as well as amounts payable to S2 Therapeutics, Inc., or S2, and VeroScience, LLC, or VeroScience, based on a percentage of the gross margin associated with net sales of Cycloset. License fees and royalties also include changes in the fair value of contingent consideration related to business combinations.

The $12.6 million increase in license fees and royalties for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 and the $14.1 million increase in license fees and royalties for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was primarily attributable to an increase in royalties due to Depomed based on net product sales of Glumetza, as well as royalties due to Cosmo based on net product sales of Uceris which we launched in February 2013. In addition, following first commercial sale of Uceris which occurred in February 2013, Cosmo elected, in April 2013, to receive payment of a $7.0 million commercial milestone in cash. The commercial milestone has been capitalized in intangible assets and is being amortized to license fee expense over the estimated useful life of the asset on a straight-line basis through mid-2020. Under the terms of our license agreement with Pharming Group NV, or Pharming, as a result of the FDA acceptance for review of our BLA for Ruconest in June 2013, we paid Pharming a $5.0 million milestone in July 2013. We recorded the $5.0 million milestone in license fees and royalties in the three months ended June 30, 2013. For the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, these increases were offset in part by a milestone payment to Cosmo expensed in the three months ended March 31, 2012 based on the achievement of a regulatory milestone under our license agreement. Cosmo elected to receive payment through the issuance of 906,412 shares of our common stock. The fair value of the shares issued to Cosmo was approximately $3.7 million.

Research and Development. Research and development expenses were $6.6 million for the three months ended June 30, 2013 and $6.7 million for the three months ended June 30, 2012. Research and development expenses were $13.2 million for the six months ended June 30, 2013 and $11.9 million for the six months ended June 30, 2012. The $1.3 million increase in our research and development expenses for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was primarily attributable to an increase in costs associated with our Uceris CONTRIBUTE phase IIIb clinical study and increased compensation costs associated with an increase in the number of research and development personnel and annual merit increases to existing employees. These increases were offset in part by a decrease in costs associated with our rifamycin SV MMX phase III clinical program.

Our research and development efforts are currently focused on Uceris and our Ruconest, rifamycin SV MMX and SAN-300 investigational drugs.

In connection with our strategic collaboration with Cosmo entered into in December 2008, we were granted exclusive rights in the U.S. to develop and commercialize Uceris and rifamycin SV MMX. Uceris is a locally acting corticosteroid in an oral tablet formulation that utilizes proprietary MMX colonic delivery technology. Uceris (budesonide) extended release tablets 9 mg is indicated for the induction of remission in patients with active, mild to moderate ulcerative colitis. In connection with receipt of FDA approval of Uceris, we committed to a post-marketing requirement to conduct an 8-week randomized clinical study in children 5 to 17 years of age with active, mild to moderate ulcerative colitis. We currently plan to submit a protocol for a pediatric study later this year and expect to initiate the study once we have reached agreement with the FDA on the study design.

In addition, in July 2013, we completed patient enrollment in a multicenter, randomized, double-blind placebo-controlled CONTRIBUTE phase IIIb clinical study to evaluate Uceris 9 mg as an add-on therapy to current oral aminosalicylate, or 5-ASA, drugs for induction of remission of active ulcerative colitis. We enrolled 509 patients at clinical sites in the U.S., Canada and Europe. We expect to report top-line data from the study by the end of 2013 or in early 2014.

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

We have acquired rights to Ruconest under license and supply agreements with Pharming. Ruconest is a recombinant version of the human protein C1 esterase inhibitor, which is produced using proprietary transgenic technology. In November 2012, we announced positive top-line results from the phase III clinical study to evaluate the safety and efficacy of Ruconest for the treatment of acute attacks of angioedema in patients with HAE. In June 2013, our BLA seeking approval to market Ruconest for this indication was accepted for review by the FDA. Pursuant to the Prescription Drug User Fee Act guidelines, or PDUFA, we expect that the FDA will complete its review or otherwise respond to the BLA by April 16, 2014.

We currently are exploring clinical and regulatory strategies to evaluate Ruconest for the treatment of acute pancreatitis and for HAE prophylaxis.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Project to Date Through June 30,
	2013	2012	2013	2012	2013(1)
Direct costs:
Uceris	$2,591	$3,072	$5,876	$4,846	$40,403
Rifamycin SV MMX	35	368	35	720	5,560
Ruconest	(40)	—	129	41	673
SAN-300	700	861	1,011	1,149	6,578
Zegerid and other projects	16	51	16	403	N/A

Total direct costs	3,302	4,352	7,067	7,159
Indirect costs	3,298	2,386	6,087	4,753	N/A

Total research and development	$6,600	$6,738	$13,154	$11,912

(1)	Project to date amounts are included for projects on which we are primarily focused.

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

Selling, General and Administrative. Selling, general and administrative expenses were $33.5 million for the three months ended June 30, 2013 and $20.6 million for the three months ended June 30, 2012. Selling, general and administrative expenses were $64.2 million for the six months ended June 30, 2013 and $40.4 million for the six months ended June 30, 2012. The $12.9 million increase in our selling, general and administrative expenses for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 and the $23.8 million increase in our selling, general and administrative expenses for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was primarily attributable to the expansion of our commercial presence, including the addition of 85 new sales representatives (both employee and contract), advertising and promotional spending in connection with the launch of Uceris in February 2013 and an increase in stock-based compensation resulting from an increase in the price of our common stock.

Interest Income. Interest income was $11,000 for the three months ended June 30, 2013 and $2,000 for the three months ended June 30, 2012. Interest income was $25,000 for the six months ended June 30, 2013 and $2,000 for the six months ended June 30, 2012.

Interest Expense. Interest expense was $77,000 for each of the three month periods ended June 30, 2013 and 2012. Interest expense was $153,000 for the six months ended June 30, 2013 and $178,000 for the six months ended June 30, 2012. Interest expense was comprised primarily of interest due in connection with our revolving credit facility with Comerica Bank, or Comerica.

Income Tax (Benefit) Expense. Income tax (benefit) expense was $(54.9) million for the three months ended June 30, 2013 and $265,000 for the three months ended June 30, 2012. Income tax (benefit) expense was $(53.8) million for the six months ended June 30, 2013 and $593,000 for the six months ended June 30, 2012. At June 30, 2013, we determined that it was more likely than not that all of our deferred tax assets would be realized through future taxable income. Therefore, we released our valuation allowance on our deferred tax assets in the second quarter of 2013. The release of the valuation allowance resulted in an income tax benefit of $54.9 million, which was recorded as a discrete item in the three and six months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2013, cash, cash equivalents and short-term investments were $142.7 million, compared to $94.7 million as of December 31, 2012, an increase of $48.0 million. This net increase resulted primarily from our net income for the six months ended June 30, 2013, adjusted for non-cash charges and changes in working capital and proceeds from the exercise of stock options.

Net cash provided by operating activities was $45.4 million for the six months ended June 30, 2013 and $14.2 million for the six months ended June 30, 2012. The primary source of cash for the six months ended June 30, 2013 resulted from our net income for the period, adjusted for non-cash charges of $3.4 million in depreciation and amortization and $5.9 million in stock-based compensation and the non-cash income tax benefit of $54.9 million resulting from the reversal of our valuation allowance on our deferred tax assets. Significant working capital uses of cash for the six months ended June 30, 2013 included an increase in accounts receivable, resulting from our increase in product sales and the launch of Uceris, offset in part by increases in accounts payable and accrued liabilities, including the $5.0 million milestone payable to Pharming under our license agreement. The milestone was accrued in June 2013 upon FDA acceptance for review of our BLA for Ruconest, and the milestone was paid to Pharming in July 2013. The primary source of cash for the six months ended June 30, 2012 resulted from our net income for the period, adjusted for non-cash charges, including $3.0 million in depreciation and amortization, $3.1 million in stock-based compensation and $3.7 million related to the issuance of common stock under a technology license agreement.

Net cash used in investing activities was $10.9 million for the six months ended June 30, 2013 and $14.9 million for the six months ended June 30, 2012. These activities included purchases and maturities of short-term investments and purchases of property and equipment. For the six months ended June 30, 2013, net cash used in investing activities also included a $7.0 million commercial milestone we paid to Cosmo in cash under our license agreement. For the six months ended June 30, 2012, net cash used in investing activities also included approximately $2.5 million we paid to Depomed for the purchase of Glumetza inventories in connection with the commercialization agreement we entered into in August 2011.

Net cash provided by financing activities was $9.8 million for the six months ended June 30, 2013 and $1.8 million for the six months ended June 30, 2012. Net cash provided by financing activities was comprised primarily of proceeds received from the exercise of stock options and through the issuance of common stock under our employee stock purchase plan.

Contractual Obligations and Commitments

We rely on Patheon, Inc. as our manufacturer of Glumetza 500 mg, Cycloset and Zegerid powder for oral suspension, and we currently rely on Depomed to oversee the manufacturing of Glumetza 1000 mg. We rely on Cosmo as our sole third-party manufacturer of Uceris, Norwich Pharmaceuticals, Inc. as our sole third-party manufacturer of Zegerid capsules and the related authorized generic product, and we rely on Catalent Pharma Solutions, LLC as our sole third-party manufacturer of Fenoglide. We also are required to purchase commercial quantities of certain active ingredients in our commercial products. At June 30, 2013, we had finished goods and raw materials inventory purchase commitments of approximately $4.9 million.

License Agreement and Manufacturing and Supply Agreement with Cosmo

Under our license agreement, stock issuance agreement and registration rights agreement with Cosmo entered into in December 2008, following the first commercial sale of Uceris which occurred in February 2013, Cosmo elected, in April 2013, to receive payment of a $7.0 million commercial milestone in cash. We may also be required to pay Cosmo the following additional commercial milestones for Uceris: a one-time $5.0 million milestone payment upon initial achievement of $75.0 million in annual calendar year net product sales; and a one-time $17.5 million milestone payment upon initial achievement of $150.0 million in annual calendar year net product sales. In addition, we may also be required to pay Cosmo commercial milestones of up to $28.0 million for rifamycin SV MMX. In addition, we may also be required to pay Cosmo an additional $2.0 million regulatory milestone for the initial indication for rifamycin SV MMX and up to $6.0 million in clinical and regulatory milestones for a second indication for rifamycin SV MMX. The milestones may be paid in cash or through issuance of additional shares of our common stock, at Cosmo’s option, subject to certain limitations. We pay tiered royalties to Cosmo equal to 12% (on annual net sales of each licensed product up to $120.0 million) and 14% (on annual net sales of each licensed product in excess of $120.0 million). Such royalties are subject to reduction in certain circumstances, including in the event of market launch in the U.S. of a generic version of a licensed product. We are also responsible for all of the out-of-pocket costs for the Uceris CONTRIBUTE phase IIIb clinical study. In the event that additional clinical work is required to obtain U.S. regulatory approval for rifamycin SV MMX, the parties will agree on cost sharing. Under our manufacturing and supply agreement with Cosmo entered into in May 2012, we are obligated to purchase all of our commercial supply of Uceris from Cosmo. We pay Cosmo a supply price equal to 10% of net sales, and Cosmo reimburses us for costs associated with packaging, which is contracted separately by us.

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

License Agreement and Supply Agreement with Pharming

Under our license agreement with Pharming entered into in September 2010, we paid Pharming a $5.0 million milestone in July 2013 as a result of the FDA acceptance for review of the BLA seeking approval of Ruconest for the treatment of acute attacks of angioedema in patients with HAE. We may be required to pay Pharming a $20.0 million milestone upon the earlier of first commercial sale of Ruconest in the U.S. or 90 days following receipt of FDA approval. In addition, we will be required to pay certain one-time performance milestones if we achieve certain aggregate net sales levels of Ruconest. The amount of each such milestone payment varies upon the level of net sales of Ruconest: a $20.0 million milestone if calendar year net sales exceed $300.0 million and a $25.0 million milestone if calendar year net sales exceed $500.0 million. As consideration for the licenses and rights granted under the license agreement, and as compensation for the commercial supply of Ruconest by Pharming pursuant to our supply agreement, we will pay Pharming a tiered supply price, based on a percentage of net sales of Ruconest, subject to reduction in certain events, as follows: 30% of net sales less than or equal to $100.0 million, 32% of net sales greater than $100.0 million but less than or equal to $250.0 million, 34% of net sales greater than $250.0 million but less than or equal to $500.0 million, 37% of net sales greater than $500.0 million but less than or equal to $750.0 million, and 40% of net sales greater than $750.0 million.

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

Under our services and supply agreement, Biogen agreed to supply to us materials manufactured by Biogen for use in the anti-VLA-1 mAb development program. The amendment to the agreement provides for a revised payment structure for such material. Under the terms of our amended services and supply agreement, upon the achievement of the first regulatory approval as set forth in our amended license agreement, Biogen is entitled to receive a one-time milestone payment of approximately $11.7 million, which is equivalent to the cost of the materials supplied under the services and supply agreement. In the event the amended license agreement is terminated by us or Biogen prior to the achievement of the first regulatory approval as set forth in the amended license agreement, we will be required to pay Biogen a one-time termination fee of $3.0 million.

The following summarizes our long-term contractual obligations as of June 30, 2013, excluding potential clinical, regulatory and commercial milestones and royalty obligations under our agreements which are described above:

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	Thereafter
	(in thousands)
Operating leases	$17,265	$1,396	$8,035	$4,604	$3,230
Long-term debt	10,396	122	10,274	—	—
Other long-term contractual obligations	634	180	329	52	73

Total	$28,295	$1,698	$18,638	$4,656	$3,303

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

As of June 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Caution on Forward-Looking Statements

Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance that are not historical facts are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to successfully launch Uceris® and generate revenues from our other currently promoted commercial products and our authorized generic Zegerid® product; our ability to successfully advance the development of, obtain regulatory approval for and ultimately commercialize, our investigational drugs; our ability to maintain patent protection for our products, including the difficulty in predicting the timing and outcome of ongoing and any future patent litigation; our dependence on our strategic partners for certain aspects of our development programs, including risks related to their financial stability; adverse side effects, inadequate therapeutic efficacy or other issues related to our products that could result in product recalls, market withdrawals or product liability claims; competition from other pharmaceutical or biotechnology companies and evolving market dynamics; other difficulties or delays relating to the development, testing, manufacturing and marketing of, and obtaining and maintaining regulatory approvals for, our products; fluctuations in quarterly and annual results; our ability to obtain additional financing as needed to support our operations or future product acquisitions; the impact of healthcare reform legislation and any instability in the financial markets; and other risks detailed below under Part I — Item 1A — Risk Factors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Under the terms of our loan agreement with Comerica Bank, or Comerica, the interest rate applicable to any amounts borrowed by us under the credit facility will be, at our election, indexed to either Comerica’s prime rate or the LIBOR rate. If we elect Comerica’s prime rate for all or any portion of our borrowings, the interest rate will be variable, which would expose us to the risk of increased interest expense if interest rates rise. If we elect the LIBOR rate for all or any portion of our borrowings, such LIBOR rate will remain fixed only for a specified, limited period of time after the date of our election, after which we will be required to repay the borrowed amount, or elect a new interest rate indexed to either Comerica’s prime rate or the LIBOR rate. The new rate may be higher than the earlier interest rate applicable under the loan agreement. As of June 30, 2013, the balance outstanding under the credit facility was $10.0 million, and we had elected the LIBOR rate plus 2.25% interest rate option, which was approximately 2.44% as of June 30, 2013. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 10% increase or decrease in the interest rate under the loan agreement would not materially affect our interest expense at our current level of borrowing.

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

In September 2012, the U.S. Court of Appeals for the Federal Circuit reversed in part the April 2010 decision of the District Court. The Federal Circuit found that certain claims of asserted U.S. Patent Nos. 6,780,882 and 7,399,772, which Par had been found to infringe, were not invalid due to obviousness. These patents represent two of the five patents that were found to be invalid by the District Court, and the Federal Circuit affirmed the District Court’s finding of invalidity for the asserted claims from the remaining three patents. The Federal Circuit also upheld the District Court’s finding that there was no inequitable conduct. Following the Federal Circuit’s decision, Par announced that it had ceased distribution of its generic Zegerid capsules product in September 2012. In December 2012, the Federal Circuit issued an order denying a combined petition for panel and en banc rehearing filed by Par and issued its mandate, remanding the case to the District Court for further proceedings pertaining to damages. In February 2013, we filed an amended complaint with the District Court for infringement of U.S. Patent Nos. 6,780,882 and 7,399,772 and requested a jury trial with respect to the issue of damages in connection with Par’s launch of its generic version of Zegerid capsules in June 2010. The trial has been scheduled in November 2014. In March 2013, Par filed its amended answer, which alleges, among other things, failure to state a claim upon which relief can be granted and non-infringement based on purported invalidity of the two asserted patents. In addition, Par filed a motion for a judgment on the pleadings, alleging, among other things, that the two asserted patents are invalid because the Federal Circuit purportedly did not expressly address certain prior art references considered by the District Court, and we are waiting for a ruling from the District Court on Par’s motion. Although we do not believe that Par has a meritorious basis upon which to further challenge validity of the asserted patents in this proceeding, we cannot be certain of the timing or outcome of this or any other proceedings. If the District Court rules in favor of Par on its pending motion or otherwise, we cannot be certain of the impact to us, including if or when Par might re-launch its generic product. In addition, in April 2013, Par received approval from the FDA of its generic version of Zegerid powder for oral suspension.

In December 2011, we filed a lawsuit in the U.S. District Court for the District of New Jersey against Zydus Pharmaceuticals USA, Inc., or Zydus, for infringement of the patents listed in the Orange Book for Zegerid capsules. The University of Missouri, licensor of the patents, is joined in the litigation as a co-plaintiff. Zydus had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid capsules prior to the expiration of the listed patents. In September 2012, we amended our complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the September 2012 Federal Circuit decision. In October 2012, Zydus filed its answer, which alleges, among other things, failure to state a claim upon which relief can be granted. The lawsuit was commenced within the requisite 45 day time period, resulting in an FDA stay on the approval of Zydus’ proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. The trial for this matter has been scheduled in January 2014. Absent a court decision, the 30-month stay is expected to expire in May 2014. We are not able to predict the timing or outcome of this lawsuit.

In August 2012, we filed a lawsuit in the U.S. District Court for the District of New Jersey against Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc., collectively referred to herein as Dr. Reddy’s, for infringement of the patents listed in the Orange Book for Zegerid capsules. The University of Missouri, licensor of the patents, is joined in the litigation as a co-plaintiff. Dr. Reddy’s had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid capsules prior to the expiration of the listed patents. In October 2012, we amended our complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the September 2012 Federal Circuit decision. Also in October 2012, Dr. Reddy’s filed its answer, which alleges, among other things, non-infringement, invalidity, failure to state a claim upon which relief can be granted and estoppel. The lawsuit was commenced within the requisite 45 day time period, resulting in an FDA stay on the approval of Dr. Reddy’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. In June 2013, we, the University of Missouri, and Dr. Reddy’s entered into a settlement and license agreement, which grants Dr. Reddy’s the right to begin selling a generic version of prescription Zegerid capsules upon expiration of the applicable patent (or earlier under certain circumstances). The settlement agreement is subject to review by the U.S. Department of Justice and the Federal Trade Commission, as well as entry by the District Court of an order dismissing the litigation.

Zegerid OTC Litigation

In September 2010, Merck filed a lawsuit in the U.S. District Court for the District of New Jersey against Par for infringement of the patents listed in the Orange Book for Zegerid OTC. We and the University of Missouri, licensors of the listed patents, are joined in the lawsuit as co-plaintiffs. Par had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. In October 2012, Merck amended its complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the September 2012 Federal Circuit decision. Also in October 2012, Par filed its answer, which alleges, among other things, failure to state a claim upon which relief can be granted, non-infringement and invalidity. Par has received tentative approval of its proposed generic Zegerid OTC product. The lawsuit was commenced within the requisite 45-day time period, resulting in an FDA stay on the approval of Par’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. Although the 30-month stay expired in February 2013, the parties have agreed that Par will not launch its generic Zegerid OTC product unless there is a District Court judgment favorable to Par or in certain other specified circumstances. The Markman hearing for this matter was held in July 2013, and we are waiting for a ruling from the District Court. A trial has been scheduled in January 2015. We are not able to predict the timing or outcome of this lawsuit.

In September 2010, Merck filed a lawsuit in the U.S. District Court for the District of New Jersey against Perrigo Research and Development Company, or Perrigo, for infringement of the patents listed in the Orange Book for Zegerid OTC. We and the University of Missouri, licensors of the listed patents, were joined in the lawsuits as co-plaintiffs. Perrigo had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. In January 2013, this case was settled allowing Perrigo to market a generic version of Zegerid OTC upon expiration of the applicable patents (or earlier under certain circumstances), and the District Court entered an order dismissing the case with prejudice.

In December 2011, Merck filed a lawsuit in the U.S. District Court for the District of New Jersey against Zydus for infringement of the patents listed in the Orange Book for Zegerid OTC. We and the University of Missouri, licensors of the listed patents, are joined in the litigation as co-plaintiffs. Zydus had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. In September 2012, Merck amended its complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the September 2012 Federal Circuit decision. In October 2012, Zydus filed its answer, which alleges, among other things, failure to state a claim upon which relief can be granted. The lawsuit was commenced within the requisite 45-day time period, resulting in an FDA stay on the approval of Zydus’ proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. Absent a court decision, the 30-month stay is expected to expire in May 2014. The trial for this matter has been scheduled in January 2014. We are not able to predict the timing or outcome of this lawsuit.

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

In April 2012, Depomed filed a lawsuit in the U.S. District Court for the District of Delaware against Watson Laboratories, Inc. — Florida, Actavis, Inc. and Watson Pharma, Inc., collectively referred to herein as Watson, for infringement of the patents listed in the Orange Book for Glumetza 1000 mg at the time the lawsuit was filed (U.S. Patent Nos. 6,488,962 and 7,780,987). Valeant is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by Watson regarding Watson’s intent to market a generic version of Glumetza 1000 mg tablets prior to the expiration of the listed patents. Depomed and Valeant commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Watson’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents. Absent a court decision, the 30-month stay is expected to expire in September 2014. In June 2012, Watson filed its answer, which alleges, among other things, non-infringement and invalidity of the asserted patents, failure to state a claim, lack of subject matter jurisdiction, and has also filed counterclaims. In February 2013, Depomed amended its complaint to add infringement of a newly listed Orange Book patent (U.S. Patent No. 8,323,692), as well as two non-Orange Book listed patents (U.S. Patent Nos. 7,736,667 and 8,329,215). The Markman hearing for this matter has been scheduled in April 2014, and the trial has been scheduled in May 2014. We are not able to predict the timing or outcome of this lawsuit.

In February 2013, Depomed filed a lawsuit in the U.S. District Court for the District of Delaware against Watson for infringement of the patents listed in the Orange Book for Glumetza 500 mg (U.S. Patent Nos. 6,340,475; 6,488,962; 6,635,280 and 6,723,340). The lawsuit was filed in response to an ANDA filed with the FDA by Watson regarding Watson’s intent to market a generic version of Glumetza 500 mg tablets prior to the expiration of the listed patents. Depomed commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Watson’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents. Absent a court decision, the 30-month stay is expected to expire in July 2015. In March 2013, Watson filed its answer, which alleges, among other things, non-infringement and invalidity of the asserted patents, failure to state a claim, and lack of subject matter jurisdiction, and has also filed counterclaims. The Markman hearing for this matter has been scheduled in December 2014, and a trial has been scheduled in January 2015.

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

In January 2013, we filed a lawsuit in the U.S. District Court for the District of Delaware against Mylan Inc. and Mylan Pharmaceuticals Inc., collectively referred to herein as Mylan, for infringement of the patents listed in the Orange Book for Fenoglide 120 mg and 40 mg at the time the lawsuit was filed (U.S. Patent Nos. 7,658,944, and 8,124,125). Veloxis Pharmaceuticals A/S, or Veloxis, is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by Mylan regarding Mylan’s intent to market a generic version of Fenoglide 120 mg and 40 mg tablets prior to the expiration of the listed patents. We commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Mylan’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in June 2015. In February 2013, Mylan filed its answer, which alleges, among other things, non-infringement, invalidity, and failure to state a claim, and has also filed counterclaims. In July 2013, we amended the complaint to add infringement of a newly listed Orange Book patent (U.S. Patent No. 8,841,078). The Markman hearing for this matter has been scheduled in June 2014, and a trial has been scheduled in March 2015. We are not able to predict the timing or outcome of this lawsuit.

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

In the near-term, the success of our business will depend on many factors, including:

•

our ability to generate revenues from our marketed products: Uceris® (budesonide) extended release tablets, Zegerid® (omeprazole/sodium bicarbonate) capsules and powder for oral suspension, Glumetza® (metformin hydrochloride extended release tablets), Cycloset® (bromocriptine mesylate) tablets, and Fenoglide® (fenofibrate) tablets;

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

We may also pursue additional development programs for our currently marketed products. For example, in July 2013, we completed patient enrollment in a multicenter, randomized, double-blind placebo-controlled CONTRIBUTE phase IIIb clinical study to evaluate Uceris 9 mg as an add-on therapy to current oral aminosalicylate, or 5-ASA, drugs, such as Asacol® or Lialda®, for induction of remission of active ulcerative colitis. We enrolled 509 patients at clinical sites in the U.S., Canada and Europe. We expect to report top-line data from the study by the end of 2013 or in early 2014. We may not be able to complete the remainder of the trial activities as expected, and we cannot be certain that the results of the trial will be positive.

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

In November 2012, we announced that when compared with placebo, Ruconest demonstrated a significantly shorter time to beginning of relief of symptoms, the primary endpoint, in a pivotal phase III clinical study that was conducted to evaluate the safety and efficacy of Ruconest 50 IU/kg for the treatment of acute attacks of angioedema in patients with hereditary angioedema, or HAE. In April 2013, we and Pharming submitted a BLA to the FDA, seeking approval to market Ruconest for the treatment of acute attacks of angioedema in patients with HAE, and the FDA accepted the BLA for review in June 2013. Pursuant to the Prescription Drug User Fee Act guidelines, or PDUFA, we expect that the FDA will complete its review or otherwise respond to the BLA by April 16, 2014.

We cannot be certain as to whether the FDA will ultimately approve the BLA in a timely manner or at all. Although the top-line results from the phase III study were positive, we cannot be sure that the FDA will concur with our clinical interpretation of the results or the conduct of the study or that the FDA will satisfactorily complete its review of manufacturing and supply matters, including inspections of facilities. Ultimately, the FDA may provide us with a complete response letter or take other action that could delay or prevent approval. The FDA may ultimately conclude that we have not demonstrated sufficient safety or efficacy to approve a BLA filing for this investigational drug or may require additional clinical studies or other development programs before approving Ruconest. The costs of any additional clinical studies and development programs could be significant, and we and Pharming may not have sufficient resources to complete any additional development requirements in a prompt manner or at all.

In addition, we currently are exploring clinical and regulatory strategies to evaluate Ruconest for the treatment of acute pancreatitis and for HAE prophylaxis. These programs are early stage, and we cannot be certain that we will be able to receive regulatory feedback, design and commence initial studies or otherwise pursue development for one or both of these indications in a timely manner or at all.

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

In addition, in March 2013 a Citizen Petition was submitted to the FDA with regard to two currently marketed plasma-derived C1 esterase inhibitor products (Cinryze® and Berinert®). The petition requests, among other things, that the FDA add additional warnings to the labeling for these products relating to risks associated with systemic venous, septic and arterial thromboembolic complications and that the FDA require the product sponsors to conduct additional studies to evaluate the risks. We are not aware that the FDA has taken any action on the petition. We cannot be certain as to how or when the FDA may act on the petition or whether any additional obligations the FDA adopts might also be required for Ruconest, which is a recombinant C1 esterase inhibitor product.

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

Dr. Falk Pharma GmbH, or Dr. Falk, Cosmo’s European development partner, is conducting a second phase III clinical study to evaluate the efficacy of rifamycin SV MMX versus ciprofloxacin with a primary endpoint of TLUS in patients with travelers’ diarrhea. Based on a prespecified interim analysis, an independent data monitoring committee has recommended that approximately 250 patients be added to the study, which originally targeted enrolling approximately 780 patients. Dr. Falk recently received approval from the Indian regulatory authorities to begin enrolling the additional patients in the clinical study. Once patient enrollment has been re-initiated we will be able to provide an estimate for the timing of study completion and the availability of top-line data. In recent months, clinical trial sponsors have experienced significant delays in obtaining approvals to proceed with certain clinical trials in India following changes in the Indian regulatory system intended to provide additional protection for the safety of clinical trial subjects. The Dr. Falk study has taken longer than originally anticipated and we cannot be certain that it will be completed in a timely manner or at all. Assuming positive results in the second phase III clinical study, we and Dr. Falk plan to share the clinical data from our respective phase III studies for inclusion in each company’s regulatory submissions. We cannot be certain that Dr. Falk will be able to complete its study in a timely manner or that results from Dr. Falk’s study will be positive or provide a sufficient basis for planned regulatory submissions.

SAN-300 (anti-VLA-1 antibody)

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

For Uceris, we rely on Cosmo, located in Italy, to manufacture and supply all of our bulk drug product requirements and we rely on a third party packager for supply of the finished product.

For Zegerid, we currently rely on Norwich Pharmaceuticals, Inc., located in New York, as the sole third-party manufacturer of Zegerid capsules and related authorized generic product. In addition, we rely on a Patheon Inc., or Patheon, facility located in Canada for the supply of Zegerid powder for oral suspension.

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

For our SAN-300 investigational drug, we are utilizing materials previously manufactured by Biogen for the production of clinical trial materials and also rely on a separate fill/finish manufacturer. In the future, Biogen has a right of first offer to supply our product requirements. We plan to contract with a third-party manufacturer in the event Biogen elects not to supply our product requirements.

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

Following receipt of regulatory approval, any products that we market continue to be subject to extensive regulation. These regulations impact many aspects of our operations, including the manufacture, labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion and record keeping related to the products. The FDA also frequently requires post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products. For example, in connection with the approval of Zegerid powder for oral suspension, we committed to commence clinical studies to evaluate the product in pediatric populations. We have not yet commenced any of the studies and have requested a waiver of this requirement from the FDA. Similarly, in connection with the approval of Uceris, we committed to a post-marketing requirement to conduct an 8-week randomized clinical study in children 5 to 17 years of age with active, mild to moderate ulcerative colitis. We currently plan to submit a protocol for a pediatric study later this year and expect to initiate the study once we have reached agreement with the FDA on the study design. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, disgorgement of money, operating restrictions and criminal prosecution.

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

If generic manufacturers use litigation and regulatory means to obtain approval for generic versions of our products, our business will suffer. Under the Federal Food, Drug and Cosmetics Act, or FDCA, the FDA can approve an Abbreviated New Drug Application, or ANDA, for a generic version of a branded drug without the ANDA applicant undertaking the clinical testing necessary to obtain approval to market a new drug. In place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product has the same active ingredient(s) and is bioequivalent to the branded product, in addition to any data necessary to establish that any difference in strength, dosage form, inactive ingredients, or delivery mechanism does not result in different safety or efficacy profiles, as compared to the reference drug.

The FDCA requires an applicant for a drug that relies, at least in part, on the patent of one of our branded drugs to notify us of their application and potential infringement of our patent rights. Upon receipt of this notice we have 45 days to bring a patent infringement suit in federal district court against the company seeking approval of a product covered by one of our patents. The discovery, trial and appeals process in such suits can take several years. If such a suit is commenced, the FDCA provides a 30-month stay on the FDA’s approval of the competitor’s application. Such litigation is often time-consuming and quite costly and may result in generic competition if the patents at issue are not upheld or if the generic competitor is found not to infringe such patents. If the litigation is resolved in favor of the applicant or the challenged patent expires during the 30-month stay period, the stay is lifted and the FDA may thereafter approve the application based on the standards for approval of ANDAs.

In addition, any patent litigation settlement agreements we enter with regard to our products could be subject to further review by the U.S. Department of Justice and the Federal Trade Commission. Any legal or regulatory challenge to one or more of our settlement agreements by the U.S. Department of Justice and/or the Federal Trade Commission could adversely impact our business and revenues. A recent Supreme Court case expanded the scope for government agencies and private litigants to challenge such settlement agreements under the federal antitrust laws, which could make it more difficult to settle patent litigation involving our products, which could adversely impact our business and revenues. Pending proposals for federal legislation would further limit our ability to enter into such settlement agreements, which could increase the adverse impact on our business and revenues.

Uceris

We have exclusive rights to develop and commercialize Uceris in the U.S. under our strategic collaboration with Cosmo. Currently, there are four issued U.S. patents that are owned by Cosmo and licensed to us that we believe provide coverage for Uceris (U.S. Patent Nos. 7,431,943, 7,410,651; RE43,799 and 8,293,273), each of which expires in 2020.

Although the patents that provide coverage for Uceris are not currently subject to patent litigation, Cosmo has licensed rights to a different patent covering related MMX® technology that is utilized in Lialda®(mesalamine) delayed-release tablets that is subject to ongoing patent infringement litigation. Because the patents are different, it is unclear whether an adverse outcome in the Lialda patent infringement litigation would negatively impact the value of the patent coverage for Uceris.

In February 2013, we submitted a citizen petition to the FDA requesting that the FDA (1) develop and publish an individual bioequivalence recommendation for budesonide extended release tablets and (2) refrain from approving any ANDA that identifies Uceris as the reference listed drug unless the generic product is shown to be bioequivalent based on appropriate data from a clinical efficacy endpoint study, alternative comparative pharmacokinetic testing, in vitro dissolution testing, and pharmacoscintigraphy studies. In July 2013, we received an interim response from the FDA stating that the FDA has been unable to reach a decision on our petition because it raises complex issues requiring extensive review and analysis by FDA officials. We cannot predict when or if the FDA will issue a final response to, or otherwise take any other action with respect to, the citizen petition.

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

Zegerid Rx and Zegerid OTC Patent Litigation

Zegerid Rx Litigation

In April 2010, the U.S. District Court for the District of Delaware ruled that five patents covering Zegerid capsules and Zegerid powder for oral suspension (U.S. Patent Nos. 6,489,346; 6,645,988; 6,699,885; 6,780,882; and 7,399,772) were invalid due to obviousness. These patents were the subject of lawsuits we filed in 2007 against Par Pharmaceutical, Inc., or Par, in response to ANDAs filed by Par with the FDA. The University of Missouri, licensor of the patents, is joined in the litigation as a co-plaintiff. In May 2010, we filed an appeal of the District Court’s ruling to the U.S. Court of Appeals for the Federal Circuit. Following the District Court’s decision, Par launched its generic version of Zegerid capsules in late June 2010.

In September 2012, the U.S. Court of Appeals for the Federal Circuit reversed in part the April 2010 decision of the District Court. The Federal Circuit found that certain claims of asserted U.S. Patent Nos. 6,780,882 and 7,399,772, which Par had been found to infringe, were not invalid due to obviousness. These patents represent two of the five patents that were found to be invalid by the District Court, and the Federal Circuit affirmed the District Court’s finding of invalidity for the asserted claims from the remaining three patents. The Federal Circuit also upheld the District Court’s finding that there was no inequitable conduct. Following the Federal Circuit’s decision, Par announced that it had ceased distribution of its generic Zegerid capsules product in September 2012. In December 2012, the Federal Circuit issued an order denying a combined petition for panel and en banc rehearing filed by Par and issued its mandate, remanding the case to the District Court for further proceedings pertaining to damages. In February 2013, we filed an amended complaint with the District Court for infringement of U.S. Patent Nos. 6,780,882 and 7,399,772 and requested a jury trial with respect to the issue of damages in connection with Par’s launch of its generic version of Zegerid capsules in June 2010. The trial has been scheduled in November 2014. In March 2013, Par filed its amended answer, which alleges, among other things, failure to state a claim upon which relief can be granted and non-infringement based on purported invalidity of the two asserted patents. In addition, Par filed a motion for a judgment on the pleadings, alleging, among other things, that the two asserted patents are invalid because the Federal Circuit purportedly did not expressly address certain prior art references considered by the District Court, and we are waiting for a ruling from the District Court on Par’s motion. Although we do not believe that Par has a meritorious basis upon which to further challenge validity of the asserted patents in this proceeding, we cannot be certain of the timing or outcome of this or any other proceedings. If the District Court rules in favor of Par on its pending motion or otherwise, we cannot be certain of the impact to us, including if or when Par might re-launch its generic product. In addition, in April 2013, Par received approval from the FDA of its generic version of Zegerid powder for oral suspension.

In December 2011, we filed a lawsuit in the U.S. District Court for the District of New Jersey against Zydus Pharmaceuticals USA, Inc., or Zydus, for infringement of the patents listed in the Orange Book for Zegerid capsules. The University of Missouri, licensor of the patents, is joined in the litigation as a co-plaintiff. Zydus had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid capsules prior to the expiration of the listed patents. In September 2012, we amended our complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the September 2012 Federal Circuit decision. In October 2012, Zydus filed its answer, which alleges, among other things, failure to state a claim upon which relief can be granted. The lawsuit was commenced within the requisite 45 day time period, resulting in an FDA stay on the approval of Zydus’ proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. The trial for this matter has been scheduled in January 2014. Absent a court decision, the 30-month stay is expected to expire in May 2014. We are not able to predict the timing or outcome of this lawsuit.

In August 2012, we filed a lawsuit in the U.S. District Court for the District of New Jersey against Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc., collectively referred to herein as Dr. Reddy’s, for infringement of the patents listed in the Orange Book for Zegerid capsules. The University of Missouri, licensor of the patents, is joined in the litigation as a co-plaintiff. Dr. Reddy’s had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid capsules prior to the expiration of the listed patents. In October 2012, we amended our complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the September 2012 Federal Circuit decision. Also in October 2012, Dr. Reddy’s filed its answer, which alleges, among other things, non-infringement, invalidity, failure to state a claim upon which relief can be granted and estoppel. The lawsuit was commenced within the requisite 45 day time period, resulting in an FDA stay on the approval of Dr. Reddy’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. In June 2013, we, the University of Missouri, and Dr. Reddy’s entered into a settlement and license agreement, which grants Dr. Reddy’s the right to begin selling a generic version of prescription Zegerid capsules upon expiration of the applicable patent (or earlier under certain circumstances). The settlement agreement is subject to review by the U.S. Department of Justice and the Federal Trade Commission, as well as entry by the District Court of an order dismissing the litigation.

Zegerid OTC Litigation

In September 2010, Merck filed a lawsuit in the U.S. District Court for the District of New Jersey against Par for infringement of the patents listed in the Orange Book for Zegerid OTC. We and the University of Missouri, licensors of the listed patents, are joined in the lawsuit as co-plaintiffs. Par had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. In October 2012, Merck amended its complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the September 2012 Federal Circuit decision. Also in October 2012, Par filed its answer, which alleges, among other things, failure to state a claim upon which relief can be granted, non-infringement and invalidity. Par has received tentative approval of its proposed generic Zegerid OTC product. The lawsuit was commenced within the requisite 45-day time period, resulting in an FDA stay on the approval of Par’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. Although the 30-month stay expired in February 2013, the parties have agreed that Par will not launch its generic Zegerid OTC product unless there is a District Court judgment favorable to Par or in certain other specified circumstances. The Markman hearing for this matter was held in July 2013, and we are waiting for a ruling from the District Court. A trial has been scheduled in January 2015. We are not able to predict the timing or outcome of this lawsuit.

In September 2010, Merck filed a lawsuit in the U.S. District Court for the District of New Jersey against Perrigo Research and Development Company, or Perrigo, for infringement of the patents listed in the Orange Book for Zegerid OTC. We and the University of Missouri, licensors of the listed patents, were joined in the lawsuits as co-plaintiffs. Perrigo had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. In January 2013, this case was settled allowing Perrigo to market a generic version of Zegerid OTC upon expiration of the applicable patents (or earlier under certain circumstances), and the District Court entered an order dismissing the case with prejudice.

In December 2011, Merck filed a lawsuit in the U.S. District Court for the District of New Jersey against Zydus for infringement of the patents listed in the Orange Book for Zegerid OTC. We and the University of Missouri, licensors of the listed patents, are joined in the litigation as co-plaintiffs. Zydus had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. In September 2012, Merck amended its complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the September 2012 Federal Circuit decision. In October 2012, Zydus filed its answer, which alleges, among other things, failure to state a claim upon which relief can be granted. The lawsuit was commenced within the requisite 45-day time period, resulting in an FDA stay on the approval of Zydus’ proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. Absent a court decision, the 30-month stay is expected to expire in May 2014. The trial for this matter has been scheduled in January 2014. We are not able to predict the timing or outcome of this lawsuit.

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

In April 2012, Depomed filed a lawsuit in the U.S. District Court for the District of Delaware against Watson Laboratories, Inc. — Florida, Actavis, Inc. and Watson Pharma, Inc., collectively referred to herein as Watson, for infringement of the patents listed in the Orange Book for Glumetza 1000 mg at the time the lawsuit was filed (U.S. Patent Nos. 6,488,962 and 7,780,987). Valeant is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by Watson regarding Watson’s intent to market a generic version of Glumetza 1000 mg tablets prior to the expiration of the listed patents. Depomed and Valeant commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Watson’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents. Absent a court decision, the 30-month stay is expected to expire in September 2014. In June 2012, Watson filed its answer, which alleges, among other things, non-infringement and invalidity of the asserted patents, failure to state a claim, lack of subject matter jurisdiction, and has also filed counterclaims. In February 2013, Depomed amended its complaint to add infringement of a newly listed Orange Book patent (U.S. Patent No. 8,323,692), as well as two non-Orange Book listed patents (U.S. Patent Nos. 7,736,667 and 8,329,215). The Markman hearing for this matter has been scheduled in April 2014, and the trial has been scheduled in May 2014. We are not able to predict the timing or outcome of this lawsuit.

In February 2013, Depomed filed a lawsuit in the U.S. District Court for the District of Delaware against Watson for infringement of the patents listed in the Orange Book for Glumetza 500 mg (U.S. Patent Nos. 6,340,475; 6,488,962; 6,635,280 and 6,723,340). The lawsuit was filed in response to an ANDA filed with the FDA by Watson regarding Watson’s intent to market a generic version of Glumetza 500 mg tablets prior to the expiration of the listed patents. Depomed commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Watson’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents. Absent a court decision, the 30-month stay is expected to expire in July 2015. In March 2013, Watson filed its answer, which alleges, among other things, non-infringement and invalidity of the asserted patents, failure to state a claim, and lack of subject matter jurisdiction, and has also filed counterclaims. The Markman hearing for this matter has been scheduled in December 2014, and a trial has been scheduled in January 2015.

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

Fenoglide and Pending Patent Litigation

We have exclusive rights to manufacture and commercialize Fenoglide in the U.S. under the terms of a license agreement with HRP and Shore. Currently, there are three issued U.S. patents that we believe provide coverage for the Fenoglide products (U.S. Patent Nos. 7,658,944; 8,124,125; and 8,481,078), with expiration dates in 2024.

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

In January 2013, we filed a lawsuit in the U.S. District Court for the District of Delaware against Mylan Inc. and Mylan Pharmaceuticals Inc., collectively referred to herein as Mylan, for infringement of the patents listed in the Orange Book for Fenoglide 120 mg and 40 mg at the time the lawsuit was filed (U.S. Patent Nos. 7,658,944, and 8,124,125). Veloxis Pharmaceuticals A/S, or Veloxis, is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by Mylan regarding Mylan’s intent to market a generic version of Fenoglide 120 mg and 40 mg tablets prior to the expiration of the listed patents. We commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Mylan’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in June 2015. In February 2013, Mylan filed its answer, which alleges, among other things, non-infringement, invalidity, and failure to state a claim, and has also filed counterclaims. In July 2013, we amended the complaint to add infringement of a newly listed Orange Book patent (U.S. Patent No. 8,841,078). The Markman hearing for this matter has been scheduled in June 2014, and a trial has been scheduled in March 2015. We are not able to predict the timing or outcome of this lawsuit.

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

Rifamycin SV MMX

We have exclusive rights to develop and commercialize the rifamycin SV MMX investigational drug in the U.S. under our strategic collaboration with Cosmo. Currently, there are three issued U.S. patents that are owned by Cosmo and licensed to us that we believe provide coverage for rifamycin SV MMX (U.S. Patent Nos. 7,431,943; 8,263,120; and 8,486,446), which expire in 2020 and 2025. In addition, we believe rifamycin SV MMX, as a new chemical entity, is entitled to a period of five years of data exclusivity.

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

Our ability to use our net operating losses to offset taxes that would otherwise be due could be limited or lost entirely if we trigger an “ownership change” pursuant to Section 382 of the Internal Revenue Code which, if we continue to generate taxable income, could materially and adversely affect our business, financial condition, and results of operations.

As of December 31, 2012, we had Federal and state income tax net operating loss carryforwards, or NOLs, of approximately $118.1 million and $129.7 million, respectively. Our ability to use our NOLs to offset taxes that would otherwise be due could be restricted by annual limitations on use of NOLs triggered by an “ownership change” under Section 382 of the Internal Revenue Code and similar state provisions. An “ownership change” may occur when there is a

50% or greater change in total ownership of our company by one or more 5% shareholders within a three-year period. The loss of some or all of our NOLs could materially and adversely affect our business, financial condition and results of operations. In addition, California and certain states have suspended use of NOLs for certain taxable years, and other states may consider similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use NOLs in states in which we are subject to income tax could have an adverse impact on our operating results and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

2.1(1)*	Agreement and Plan of Merger, dated September 10, 2010, among us, SAN Acquisition Corp., Covella Pharmaceuticals, Inc. and Lawrence C. Fritz, as the Stockholder Representative

3.1(2)	Amended and Restated Certificate of Incorporation

3.2(3)	Amendment to the Amended and Restated Certificate of Incorporation

3.2(4)	Amended and Restated Bylaws

3.3(5)	Certificate of Designations for Series A Junior Participating Preferred Stock

4.1(5)	Form of Common Stock Certificate

4.2(6)	Amended and Restated Investors’ Rights Agreement, dated April 30, 2003, among us and the parties named therein

4.3(6)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated May 19, 2003, among us and the parties named therein

4.4(6)*	Stock Restriction and Registration Rights Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

4.5(6)	Form of Common Stock Purchase Warrant

4.6(5)	Rights Agreement, dated as of November 12, 2004, between us and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Santarus, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

4.7(7)	First Amendment to Rights Agreement, dated as of April 19, 2006, between us and American Stock Transfer & Trust Company

4.8(8)	Second Amendment to Rights Agreement, dated December 10, 2008, between us and American Stock Transfer & Trust Company

4.9(9)	Warrant to Purchase Shares of Common Stock, dated February 3, 2006, issued by us to Kingsbridge Capital Limited

4.10(9)	Registration Rights Agreement, dated February 3, 2006, between us and Kingsbridge Capital Limited

4.11(10)	Registration Rights Agreement, dated December 10, 2008, between us and Cosmo Technologies Limited

4.12(10)	Amendment No. 1 to Registration Rights Agreement, dated April 23, 2009, between us and Cosmo Technologies Limited

10.1+	Second Amendment to License Agreement, dated May 1, 2013, among us, Pharming Group N.V., on behalf of itself and each of its affiliates, including Pharming Intellectual Property B.V. and Pharming Technologies B.V.

10.2+	Third Amendment to Amended and Restated Services and Supply Agreement, dated June 4, 2013, among us, Covella Pharmaceuticals, Inc. and Biogen Idec MA Inc.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q of Santarus, Inc. for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 9, 2010.
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q of Santarus, Inc. for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 13, 2004.
(3)	Incorporated by reference to our Registration Statement on Form S-8, filed with the Securities and Exchange Commission on June 12, 2013.
(4)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on December 5, 2008.
(5)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on November 17, 2004.
(6)	Incorporated by reference to the Registration Statement on Form S-1 of Santarus, Inc. (Registration No. 333-111515), filed with the Securities and Exchange Commission on December 23, 2003, as amended.
(7)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on April 21, 2006.
(8)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2008.
(9)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on February 3, 2006.

(10)	Incorporated by reference to the Registration Statement on Form S-3 of Santarus, Inc. (Registration No. 333-156806), filed with the Securities and Exchange Commission on January 20, 2009, as amended.
*	Santarus, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which portions have been omitted and filed separately with the Securities and Exchange Commission.
+	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
‡	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Santarus, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2013

/s/ Debra P. Crawford
Debra P. Crawford,
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)