Form 10-Q
period 2013-09-30
SANTARUS INC
filed 2013-11-07
CIK 1172480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of October 31, 2013 was 67,128,949.

SANTARUS, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Santarus, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$121,138	$49,772
Short-term investments	47,581	44,964
Accounts receivable, net	43,576	31,024
Inventories, net	11,882	9,897
Deferred tax assets	35,899	—
Prepaid expenses and other current assets	7,821	6,678

Total current assets	267,897	142,335
Long-term restricted cash	750	950
Property and equipment, net	1,197	945
Intangible assets, net	18,502	16,254
Goodwill	2,913	2,913
Long-term deferred tax assets	19,556	—
Other assets	861	352

Total assets	$311,676	$163,749

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$52,662	$45,824
Allowance for product returns	24,165	20,574

Total current liabilities	76,827	66,398
Deferred revenue	1,103	1,639
Long-term debt	—	9,876
Other long-term liabilities	4,764	2,884
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2013 and December 31, 2012; no shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.0001 par value; 200,000,000 and 100,000,000 shares authorized at September 30, 2013 and December 31, 2012, respectively; 66,984,705 and 63,583,492 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	7	6
Additional paid-in capital	392,054	368,594
Accumulated other comprehensive income	4	3
Accumulated deficit	(163,083)	(285,651)

Total stockholders’ equity	228,982	82,952

Total liabilities and stockholders’ equity	$311,676	$163,749

See accompanying notes.

Santarus, Inc.

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Product sales, net	$98,073	$53,687	$265,086	$145,124
Royalty revenue	721	983	2,510	2,618

Total revenues	98,794	54,670	267,596	147,742
Costs and expenses:
Cost of product sales	6,032	3,276	16,145	10,463
License fees and royalties	20,918	14,849	63,701	43,544
Research and development	6,824	6,177	19,978	18,089
Selling, general and administrative	35,487	21,133	99,692	61,567

Total costs and expenses	69,261	45,435	199,516	133,663

Income from operations	29,533	9,235	68,080	14,079
Other income (expense):
Interest income	9	11	34	13
Interest expense	(61)	(81)	(214)	(259)

Total other income (expense)	(52)	(70)	(180)	(246)

Income before income taxes	29,481	9,165	67,900	13,833
Income tax (benefit) expense	(838)	181	(54,668)	774

Net income	$30,319	$8,984	$122,568	$13,059

Net income per share:
Basic	$0.46	$0.14	$1.88	$0.21

Diluted	$0.38	$0.13	$1.57	$0.19

Weighted average shares outstanding used to calculate net income per share:
Basic	66,567,180	62,992,473	65,321,156	62,496,446
Diluted	79,388,362	69,723,094	77,954,236	67,906,620

Comprehensive income	$30,325	$8,987	$122,569	$13,056

See accompanying notes.

Santarus, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Operating activities
Net income	$122,568	$13,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,099	4,605
(Gain) loss on contingent consideration	561	(25)
Stock-based compensation	10,099	4,897
Excess tax benefit from stock-based compensation	(758)	—
Issuance of common stock for technology license agreement	—	3,698
Deferred income taxes	(55,455)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(12,552)	(3,065)
Inventories, net	(1,985)	(2,499)
Prepaid expenses and other current assets	(366)	(3,069)
Other assets	(509)	—
Accounts payable and accrued liabilities	8,216	2,993
Allowance for product returns	3,591	3,585
Deferred revenue	(536)	(396)

Net cash provided by operating activities	77,973	23,783

Investing activities
Purchases of short-term investments	(66,961)	(41,925)
Sales and maturities of short-term investments	64,365	5,414
Long-term restricted cash	200	(950)
Purchases of property and equipment	(573)	(187)
Acquisition of intangible assets	(7,000)	—
Net cash paid for business combination	—	(2,519)

Net cash used in investing activities	(9,969)	(40,167)

Financing activities
Payment on credit facility	(10,000)	—
Payment of commitment fee on credit facility	—	(175)
Exercise of stock options	11,910	2,041
Issuance of common stock, net	694	393
Excess tax benefit from stock-based compensation	758	—

Net cash provided by financing activities	3,362	2,259

Increase (decrease) in cash and cash equivalents	71,366	(14,125)
Cash and cash equivalents at beginning of the period	49,772	54,244

Cash and cash equivalents at end of the period	$121,138	$40,119

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

Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for any future periods. For further information, please see the consolidated financial statements and related disclosures included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

The Company’s allowance for product returns was $24.2 million as of September 30, 2013 and $20.6 million as of December 31, 2012. The Company recognizes product sales at the time title passes to its customers, and the Company provides for an estimate of future product returns at that time based upon historical product returns trends, analysis of product expiration dating and estimated inventory levels in the distribution channel, review of returns trends for similar products, if available, and the other factors discussed above. Due to the lengthy shelf life of the Company’s products and the terms of the Company’s returns policy, there may be a significant time lag between the date the Company determines the estimated allowance and when the Company receives the product return and issues credit to a customer. Therefore, the amount of returns processed against the allowance in a particular year generally has no direct correlation to the product sales in the same year, and the Company may record adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods.

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

The Company’s allowance for rebates, chargebacks and other discounts was $23.0 million as of September 30, 2013 and $17.2 million as of December 31, 2012. These allowances reflect an estimate of the Company’s liability for rebates due to managed care organizations under specific contracts, rebates due to various organizations in connection with Medicare contracts, patient coupons and voucher programs, chargebacks due to various organizations purchasing the Company’s products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. The Company estimates its liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, the Company evaluates its outstanding contracts and applies the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, the Company projects the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by the Company and/or its competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date the Company determines the estimated allowance and when the Company makes the contractual payment or issues credit to a customer. Due to this time lag, the Company records adjustments to its estimated allowance over several periods, which can result in a net increase or a net decrease in its operating results in those periods.

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

5. Stock-Based Compensation

For the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, the Company recognized approximately $4.2 million, $1.8 million, $10.1 million and $4.9 million of total stock-based compensation, respectively. In March 2013, the Company granted options to purchase an aggregate of 2,591,870 shares of its common stock in connection with annual option grants to all eligible employees. These stock options vest over a four-year period from the date of grant. As of September 30, 2013, total unrecognized compensation cost related to stock options and employee stock purchase plan rights was approximately $35.0 million, and the weighted average period over which it was expected to be recognized was 2.9 years.

6. Income Taxes

The Company provides for income taxes under the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the financial statements. The Company provides a valuation allowance for deferred tax assets if it is more likely than not that these items will expire before the Company is able to realize their benefit. The Company calculates the valuation allowance in accordance with the authoritative guidance relating to income taxes, which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets, when measuring the need for a valuation allowance. Significant judgment is required in determining any valuation allowance against deferred tax assets. As of December 31, 2012, due to a history of operating losses and other key operating factors, including uncertainty regarding the pending U.S. Food and Drug Administration (“FDA”) approval to market and commercialize Uceris, the Company concluded that a full valuation allowance was necessary to offset all of its deferred tax assets. As of June 30, 2013, the Company concluded that it was more likely than not that its deferred tax assets would be realized through future taxable income. This conclusion was based on the Company’s sustained profitability for 2011, 2012 and the six months ended June 30, 2013, assessment of sales trends for each of the Company’s products including Uceris, which the Company commercially launched in February 2013, and projections of positive future earnings. The release of the valuation allowance resulted in an income tax benefit of $54.9 million, which was recorded as a discrete item in the three months ended June 30, 2013. The release of the valuation allowance will not affect the amount of cash paid for income taxes. The Company reassesses its ability to realize the deferred tax benefits on a quarterly basis. If it is more likely than not that the Company will not realize the deferred tax benefits, then all or a portion of the valuation allowance may need to be re-established, which would result in a charge to tax expense.

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

7. Net Income Per Share

Basic income per share is calculated by dividing the net income by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted income per share is computed by dividing the net income by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, contingently issuable shares, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted income per share when their effect is dilutive. Potentially dilutive securities totaling approximately 3.0 million shares and 3.1 million shares for the three months ended September 30, 2013 and 2012 and 2.2 million shares and 6.8 million shares for the nine months ended September 30, 2013 and 2012, respectively, were excluded from the calculation of diluted income per share because of their anti-dilutive effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income (in thousands)	$30,319	$8,984	$122,568	$13,059
Denominator:
Weighted average common shares outstanding for basic net income per share	66,567,180	62,992,473	65,321,156	62,496,446
Net effect of dilutive common stock equivalents	12,821,182	6,730,621	12,633,080	5,410,174

Denominator for diluted net income per share	79,388,362	69,723,094	77,954,236	67,906,620

Net income per share
Basic	$0.46	$0.14	$1.88	$0.21

Diluted	$0.38	$0.13	$1.57	$0.19

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

All available-for-sale securities held as of September 30, 2013 and December 31, 2012 have contractual maturities within one year and are included in short-term investments in the Company’s consolidated balance sheets. There were no material gross realized gains or losses on sales of available-for-sale securities for the three and nine months ended September 30, 2013 and 2012. The following is a summary of the Company’s available-for-sale investment securities as of September 30, 2013 and December 31, 2012 (in thousands):

	Amortized Cost	Market Value	Unrealized Gain
September 30, 2013:
U.S. government sponsored enterprise securities	$47,577	$47,581	$4

December 31, 2012:
U.S. government sponsored enterprise securities	$44,961	$44,964	$3

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

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2013:
Assets
Money market funds	$121,063	$—	$—	$121,063
U.S. government sponsored enterprise securities	—	48,406	—	48,406
Deferred compensation plan assets	947	—	—	947

	$122,010	$48,406	$—	$170,416

Liabilities
Contingent consideration	$—	$—	$2,761	$2,761
Deferred compensation plan liabilities	947	—	—	947

	$947	$—	$2,761	$3,708

December 31, 2012:
Assets
Money market funds	$48,522	$—	$—	$48,522
U.S. government sponsored enterprise securities	—	47,164	—	47,164
Deferred compensation plan assets	169	—	—	169

	$48,691	$47,164	$—	$95,855

Liabilities
Contingent consideration	$—	$—	$2,200	$2,200
Deferred compensation plan liabilities	169	—	—	169

	$169	$—	$2,200	$2,369

The following table provides a summary of changes in fair value of the Company’s Level 3 liabilities for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Contingent Consideration:
Beginning balance	$2,642	$2,342	$2,200	$2,054
Change in fair value recorded in operating expenses	119	(313)	561	(25)

Ending balance	$2,761	$2,029	$2,761	$2,029

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

11. Balance Sheet Details

Inventories, net consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$2,239	$1,533
Finished goods	10,748	9,968

	12,987	11,501
Allowance for excess and obsolete inventory	(1,105)	(1,604)

	$11,882	$9,897

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

Accounts payable and accrued liabilities consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Accounts payable	$7,019	$6,873
Accrued compensation and benefits	8,580	9,183
Accrued rebates	15,083	11,693
Accrued license fees and royalties	11,949	7,181
Accrued research and development expenses	3,875	3,441
Accrued legal fees	1,625	1,953
Income taxes payable	—	950
Other accrued liabilities	4,531	4,550

	$52,662	$45,824

12. Long-Term Debt

In July 2006, the Company entered into a loan agreement with Comerica Bank (“Comerica”), which was most recently amended in February 2012, pursuant to which the Company may request advances in an aggregate outstanding amount not to exceed $35.0 million. Pursuant to the February 2012 amendment, the revolving loan bears interest, as selected by the Company, at either the variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” or the LIBOR rate plus 2.25%. In December 2008, the Company drew down $10.0 million under the loan agreement. In August

2013, the Company repaid the $10.0 million and as of September 30, 2013, the Company had no outstanding balance under the loan agreement. Interest payments on advances made under the amended loan agreement are due and payable in arrears on a monthly basis during the term of the amended loan agreement. Amounts borrowed under the loan agreement may be repaid and re-borrowed at any time prior to February 13, 2015, and any outstanding principal drawn during the term of the loan facility is due and payable on February 13, 2015. In conjunction with the execution of the February 2012 amendment to the loan agreement, the Company paid a one-time commitment fee of $175,000. The commitment fee has been capitalized as a debt discount and is being amortized to interest expense over the remaining term of the loan agreement. The amended loan agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the amended loan agreement.

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

14. License Agreement and Supply Agreement with Pharming

In September 2010, the Company entered into a license agreement and a supply agreement with Pharming Group NV (“Pharming”) under which the Company was granted certain non-exclusive rights to develop and manufacture, and certain exclusive rights to commercialize Ruconest® (recombinant human C1 esterase inhibitor) in the U.S., Canada and Mexico for the treatment of hereditary angioedema (“HAE”) and other future indications. Under the terms of the license agreement, as a result of the FDA acceptance for review of the biologics license application (“BLA”) for Ruconest in June 2013, the Company paid Pharming a $5.0 million milestone in July 2013. The $5.0 million milestone is included in license fees and royalties in the nine months ended September 30, 2013.

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

In August 2012, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. (collectively “Dr. Reddy’s”) for infringement of the patents listed in the Orange Book for Zegerid capsules. The Company and the University of Missouri, licensor of the patents, were joined in the litigation as co-plaintiffs. Dr. Reddy’s had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid capsules prior to the expiration of the listed patents. In June 2013, this case was settled allowing Dr. Reddy’s to begin selling a generic version of prescription Zegerid capsules upon expiration of the applicable patent (or earlier under certain circumstances), and the District Court entered an order dismissing the case with prejudice.

Zegerid OTC Litigation

In September 2010, MSD Consumer Products, Inc. (“Merck”), a subsidiary of Merck & Co., Inc., filed a lawsuit in the U.S. District Court for the District of New Jersey against Par for infringement of the patents listed in the Orange Book for Zegerid OTC®. The Company and the University of Missouri, licensors of the listed patents, are joined in the lawsuit as co-plaintiffs. Par had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. In October 2012, Merck amended its complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the September 2012 Federal Circuit decision. Also in October 2012, Par filed its answer, which alleges, among other things, failure to state a claim upon which relief can be granted, non-infringement and invalidity. Par has received tentative approval of its proposed generic Zegerid OTC product. The lawsuit was commenced within the requisite 45-day time period, resulting in an FDA stay on the approval of Par’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. Although the 30-month stay expired in February 2013, the parties have agreed that Par will not launch its generic Zegerid OTC product unless there is a District Court judgment favorable to Par or in certain other specified circumstances. The District Court issued a Markman order in October 2013 in which the District Court adopted Merck’s proposed construction of several claim terms that were consistent with those adopted by the U.S. District Court for the District of Delaware. A trial has been scheduled in January 2015. The Company is not able to predict the timing or outcome of this lawsuit.

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

Glumetza Patent Litigation

In November 2009, Depomed filed a lawsuit in the U.S. District Court for the Northern District of California against Lupin Limited and its wholly owned subsidiary, Lupin Pharmaceuticals, Inc. (collectively “Lupin”) for infringement of certain patents listed in the Orange Book for Glumetza. The lawsuit was filed in response to an ANDA filed with the FDA by Lupin regarding Lupin’s intent to market generic versions of Glumetza 500 mg and 1000 mg tablets prior to the expiration of the listed patents. In February 2012, the case was settled allowing Lupin to begin selling a generic version of Glumetza in February 2016, or earlier under certain circumstances, and the District Court entered an order dismissing the case without prejudice.

In June 2011, Depomed filed a lawsuit in the U.S. District Court for the District of New Jersey against Sun Pharma Global FZE, Sun Pharmaceutical Industries Ltd. and Sun Pharmaceutical Industries Inc. (collectively “Sun”) for infringement of the patents listed in the Orange Book for Glumetza. Valeant International Bermuda (“Valeant”) was joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by Sun regarding Sun’s intent to market generic versions of Glumetza 500 mg and 1000 mg tablets prior to the expiration of the listed patents. In January 2013, the case was settled allowing Sun to begin selling a generic version of Glumetza in August 2016, or earlier under certain circumstances, and the District Court dismissed the case without prejudice.

In April 2012, Depomed filed a lawsuit in the U.S. District Court for the District of Delaware against Watson Laboratories, Inc. — Florida, Actavis, Inc. and Watson Pharma, Inc., collectively referred to herein as Watson, for infringement of the patents listed in the Orange Book for Glumetza 1000 mg at the time the lawsuit was filed (U.S. Patent Nos. 6,488,962 and 7,780,987). Valeant is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by Watson regarding Watson’s intent to market a generic version of Glumetza 1000 mg tablets prior to the expiration of the listed patents. Depomed and Valeant commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Watson’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents. Absent a court decision, the 30-month stay is expected to expire in September 2014. In June 2012, Watson filed its answer, which alleges, among other things, non-infringement and invalidity of the asserted patents, failure to state a claim, lack of subject matter jurisdiction, and has also filed counterclaims. In February 2013, Depomed amended its complaint to add infringement of a newly listed Orange Book patent (U.S. Patent No. 8,323,692), as well as two non-Orange Book listed patents (U.S. Patent Nos. 7,736,667 and 8,329,215). The Markman hearing for this matter has been scheduled in April 2014, and the trial has been scheduled in May 2014. In August 2013, the District Court ordered that the case be stayed. The Company is not able to predict the timing or outcome of this lawsuit.

In February 2013, Depomed filed a lawsuit in the U.S. District Court for the District of Delaware against Watson for infringement of the patents listed in the Orange Book for Glumetza 500 mg (U.S. Patent Nos. 6,340,475; 6,488,962; 6,635,280 and 6,723,340). The lawsuit was filed in response to an ANDA filed with the FDA by Watson regarding Watson’s intent to market a generic version of Glumetza 500 mg tablets prior to the expiration of the listed patents. Depomed commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Watson’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents. Absent a court decision, the 30-month stay is expected to expire in July 2015. In March 2013, Watson filed its answer, which alleges, among other things, non-infringement and invalidity of the asserted patents, failure to state a claim, and lack of subject matter jurisdiction, and has also filed counterclaims. The Markman hearing for this matter has been scheduled in December 2014, and a trial has been scheduled in January 2015. In August 2013, the District Court ordered that the case be stayed. The Company is not able to predict the timing or outcome of this lawsuit.

Under the terms of the Company’s commercialization agreement with Depomed, Depomed will manage any ongoing patent infringement litigation relating to Glumetza, subject to certain consent rights in favor of the Company, including with regard to any proposed settlements. The Company is responsible for 70% of the future out-of-pocket costs, and Depomed is responsible for 30% of the future out-of-pocket costs, related to patent infringement cases. Although Depomed has indicated that it intends to vigorously defend and enforce its patent rights, the Company is not able to predict the timing or outcome of ongoing or future actions. At this time the Company is unable to estimate possible losses or ranges of losses for ongoing actions.

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

In January 2013, the Company filed a lawsuit in the U.S. District Court for the District of Delaware against Mylan Inc. and Mylan Pharmaceuticals Inc. (collectively “Mylan”) for infringement of the patents listed in the Orange Book for Fenoglide 120 mg and 40 mg at the time the lawsuit was filed (U.S. Patent Nos. 7,658,944, and 8,124,125). Veloxis Pharmaceuticals A/S (“Veloxis”) is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by Mylan regarding Mylan’s intent to market a generic version of Fenoglide 120 mg and 40 mg tablets prior to the expiration of the listed patents. The Company commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Mylan’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in June 2015. In February 2013, Mylan filed its answer, which alleges, among other things, non-infringement, invalidity, and failure to state a claim, and has also filed counterclaims. In August 2013, the Company filed an amended complaint to add infringement of a newly listed Orange Book patent (U.S. Patent No. 8,481,078). In September 2013, Mylan filed its answer to the amended complaint, which alleges, among other things, non-infringement, invalidity, and failure to state a claim, and has also filed counterclaims. The Markman hearing for this matter has been scheduled in June 2014, and a trial has been scheduled in March 2015. The Company is not able to predict the timing or outcome of this lawsuit.

Trademark Litigation

In October 2013, Endochoice, Inc. (“Endochoice”) filed a lawsuit in the U.S. District Court for the Southern District of New York against the Company for trademark infringement, false designation of origin, and unfair competition under the Trademark Act, unfair trade practices under the New York Unfair Trade Practices Act, and trademark infringement and unfair competition under the common law of the State of New York, all in connection with the Company’s use of a graphical logo in connection with some materials related to Uceris. Endochoice’s requested relief includes a permanent injunction preventing the Company from continued use of the graphical logo, that the Company surrender for destruction all products, web pages, labels, advertisements, promotional and other materials that use the graphical logo, an award of damages, and payment of Endochoice’s costs and expenses, including reasonable attorney’s fees. The Company is not able to predict the timing or outcome of this lawsuit.

17. Subsequent Event

On November 7, 2013, the Company entered into an agreement and plan of merger (“Merger Agreement”) with Salix Pharmaceuticals, Ltd. (“Parent”), Salix Pharmaceuticals, Inc., a wholly-owned subsidiary of Parent, and Willow Acquisition Sub Corporation, a wholly-owned indirect subsidiary of Parent (“Merger Sub”), pursuant to which, and on the terms and subject to the conditions thereof, among other things, Merger Sub will commence a tender offer (“Offer”), no later than December 3, 2013, to acquire all of the outstanding shares of common stock of the Company at a purchase price of $32.00 per share in cash, without interest (the “Offer Price”). Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving as an indirect wholly-owned subsidiary of Parent, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law without any additional stockholder approvals (the “Merger”).

        At the effective time of the Merger (the “Effective Time”), by virtue of the Merger and without any action on the part of the holders of any shares of common stock of the Company, each outstanding share of common stock of the Company, other than any shares owned by the Company, Parent, Merger Sub or any wholly-owned subsidiary of the Company or of Parent, or any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be canceled and converted into the right to receive an amount in cash equal to the Offer Price. In addition, upon the closing of the Offer each outstanding Company stock option will fully vest and, at the Effective Time, the holder thereof will be entitled to receive an amount in cash, without interest and less the amount of any tax withholding, equal to the product of the excess, if any, of the Offer Price over the exercise price of such option and the number of shares of Company common stock underlying such option.

The obligation of Merger Sub to purchase the shares of common stock of the Company tendered in the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including (i) that there shall have been validly tendered and not validly withdrawn a number of shares of common stock of the Company that represent one more than 50% of the total number of shares of common stock of the Company outstanding at the time of the expiration of the Offer (calculated on a fully-diluted basis), and (ii) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The consummation of the Offer is not subject to any financing condition.

The Merger Agreement contains customary representations, warranties and covenants, including covenants obligating the Company to continue to conduct its business in the ordinary course and to cooperate in seeking regulatory approvals. The Company has also agreed (1) to cease all existing, and agreed not to solicit or initiate any additional, discussions with third parties regarding other proposals to acquire the Company and (2) to certain restrictions on its ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of the board of directors of the Company.

The Merger Agreement includes a remedy of specific performance for the Company, Parent and Merger Sub. The Merger Agreement also contains certain termination rights in favor of each the Company and Parent, including under certain circumstances, the requirement for the Company to pay to Parent a termination fee of $80 million. The board of directors of the Company has unanimously (i) determined that the Merger Agreement and the transactions contemplated thereby are fair to, advisable and in the best interests of the Company’s stockholders, (ii) approved and declared advisable the Merger Agreement and the transactions contemplated thereby and (iii) resolved to recommend acceptance of the Offer by the Company’s stockholders. The board of directors of Parent also has unanimously approved the transaction. The Company expects to complete the Merger in the first quarter of 2014, subject to the satisfaction of the closing conditions.

Concurrently with the execution and delivery of the Merger Agreement, on November 7, 2013, the Company and Parent entered into an agreement (the “License Amendment”) with Cosmo, which License Amendment modifies certain terms of the License Agreement by and between the Company and Cosmo dated December 10, 2008 (the “Original License Agreement”). Under the terms of the License Amendment, among other things, effective and conditioned upon the consummation of the Merger, (1) the Company agreed to return to Cosmo all rights to rifamycin SV MMX acquired by the Company under the Original License Agreement, (2) Cosmo consented to the development, promotion and marketing in the United States by the Company, Parent and any of their subsidiaries of budesonide products; provided, that the Company, Parent and their subsidiaries are prohibited from developing, promoting or marketing an oral formulation budesonide product other than the product licensed by the Company under the Original License Agreement, and (3) milestone obligations payable to Cosmo are only payable in cash, and the Stock Issuance Agreement between the Company and Cosmo, effective as of December 10, 2008, and the Registration Rights Agreement between the Company and Cosmo, dated as of December 10, 2008 and amended on April 23, 2009, were terminated. The License Amendment shall automatically terminate upon any termination of the Merger Agreement or if the Merger is not consummated by June 30, 2014.

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

Recent Development

        On November 7, 2013, we entered into an agreement and plan of merger, or Merger Agreement, with Salix Pharmaceuticals, Ltd., or Parent, Salix Pharmaceuticals, Inc., a wholly-owned subsidiary of Parent, and Willow Acquisition Sub Corporation, a wholly-owned indirect subsidiary of Parent, or Merger Sub, pursuant to which, and on the terms and subject to the conditions thereof, among other things, Merger Sub will commence a tender offer, or Offer, no later than December 3, 2013, to acquire all of our outstanding shares of common stock at a purchase price of $32.00 per share in cash, without interest, or the Offer Price. Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into Santarus, with Santarus surviving as an indirect wholly-owned subsidiary of Parent, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law without any additional stockholder approvals, such merger being referred to herein as the Merger.

At the effective time of the Merger, or the Effective Time, by virtue of the Merger and without any action on the part of the holders of any shares of our common stock, each outstanding share of our common stock, other than any shares owned by us, Parent, Merger Sub or any wholly-owned subsidiary of Santarus or of Parent, or any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be canceled and converted into the right to receive an amount in cash equal to the Offer Price. In addition, upon the closing of the Offer each of our outstanding stock options will fully vest and, at the Effective Time, the holder thereof will be entitled to receive an amount in cash, without interest and less the amount of any tax withholding, equal to the product of the excess, if any, of the Offer Price over the exercise price of such option and the number of shares of our common stock underlying such option.

The obligation of Merger Sub to purchase the shares of our common stock tendered in the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including (i) that there shall have been validly tendered and not validly withdrawn a number of shares of our common stock that represent one more than 50% of the total number of shares of our common stock outstanding at the time of the expiration of the Offer (calculated on a fully-diluted basis), and (ii) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The consummation of the Offer is not subject to any financing condition.

The Merger Agreement contains customary representations, warranties and covenants, including covenants obligating us to continue to conduct our business in the ordinary course and to cooperate in seeking regulatory approvals. We have also agreed (1) to cease all existing, and agreed not to solicit or initiate any additional, discussions with third parties regarding other proposals to acquire us and (2) to certain restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our board of directors.

The Merger Agreement includes a remedy of specific performance for us, Parent and Merger Sub. The Merger Agreement also contains certain termination rights in favor of each us and Parent, including under certain circumstances, the requirement for us to pay to Parent a termination fee of $80 million. Our board of directors has unanimously (i) determined that the Merger Agreement and the transactions contemplated thereby are fair to, advisable and in the best interests of our stockholders, (ii) approved and declared advisable the Merger Agreement and the transactions contemplated thereby and (iii) resolved to recommend acceptance of the Offer by our stockholders. The board of directors of Parent also has unanimously approved the transaction. We expect to complete the Merger in the first quarter of 2014, subject to the satisfaction of the closing conditions.

Concurrently with the execution and delivery of the Merger Agreement, on November 7, 2013, we and Parent entered into an agreement, or the License Amendment, with Cosmo Technologies Limited, an affiliate of Cosmo Pharmaceuticals S.p.A., or Cosmo, which License Amendment modifies certain terms of the License Agreement by and between us and Cosmo dated December 10, 2008, or the Original License Agreement. Under the terms of the License Amendment, among other things, effective and conditioned upon the consummation of the Merger, (1) we agreed to return to Cosmo all rights to rifamycin SV MMX acquired by us under the Original License Agreement, (2) Cosmo consented to the development, promotion and marketing in the United States by us, Parent and any of their subsidiaries of budesonide products; provided, that we, Parent and their subsidiaries are prohibited from developing, promoting or marketing an oral formulation budesonide product other than the product licensed by us under the Original License Agreement, and (3) milestone obligations payable to Cosmo are only payable in cash, and the Stock Issuance Agreement between us and Cosmo, effective as of December 10, 2008, and the Registration Rights Agreement between us and Cosmo, dated as of December 10, 2008 and amended on April 23, 2009, were terminated. The License Amendment shall automatically terminate upon any termination of the Merger Agreement or if the Merger is not consummated by June 30, 2014.

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

IPR&D will not be amortized until the related development process is complete, and goodwill is not amortized. License agreements and other intangible assets are amortized over their estimated useful lives. If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fair value is determined by a combination of third-party sources and forecasted discounted cash flows. In addition, we base the useful lives and related amortization expense on our estimate of the period that the assets will generate revenues or otherwise be used. We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. A change in any of the above-mentioned factors or estimates could result in an impairment charge which could negatively impact our results of operations. We have not recognized any impairment charges on our intangible assets or goodwill through September 30, 2013.

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

Our allowance for product returns was $24.2 million as of September 30, 2013 and $20.6 million as of December 31, 2012. We recognize product sales at the time title passes to our customers, and we provide for an estimate of future product returns at that time based upon historical product returns trends, analysis of product expiration dating and estimated inventory levels in the distribution channel, review of returns trends for similar products, if available, and the other factors discussed above. Due to the lengthy shelf life of our products and the terms of our returns policy, there may be a significant time lag between the date we determine the estimated allowance and when we receive the product return and issue credit to a customer. Therefore, the amount of returns processed against the allowance in a particular year generally has no direct correlation to the product sales in the same year, and we may record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods.

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

Our allowance for rebates, chargebacks and other discounts was $23.0 million as of September 30, 2013 and $17.2 million as of December 31, 2012. These allowances reflect an estimate of our liability for rebates due to managed care organizations under specific contracts, rebates due to various organizations in connection with Medicare contracts, patient coupons and voucher programs, chargebacks due to various organizations purchasing our products through federal contracts and/or group purchasing agreements, and other rebates and customer discounts due in connection with wholesaler fees and prompt payment and other discounts. We estimate our liability for rebates and chargebacks at each reporting period based on a combination of the qualitative and quantitative assumptions listed above. In each reporting period, we evaluate our outstanding contracts and apply the contractual discounts to the invoiced price of wholesaler shipments recognized. Although the total invoiced price of shipments to wholesalers for the reporting period and the contractual terms are known during the reporting period, we project the ultimate disposition of the sale (e.g. future utilization rates of cash payors, managed care, Medicare or other contracted organizations). This estimate is based on historical trends adjusted for anticipated changes based on specific contractual terms of new agreements with customers, anticipated pricing strategy changes by us and/or our competitors and the other qualitative and quantitative factors described above. There may be a significant time lag between the date we determine the estimated allowance and when we make the contractual payment or issue credit to a customer. Due to this time lag, we record adjustments to our estimated allowance over several periods, which can result in a net increase or a net decrease in our operating results in those periods. For the nine months ended September 30, 2013 and 2012, actual results were not materially different from our estimates.

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

The fair value of options granted is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period ranging from one to four years. Pre-vesting forfeitures were estimated to be approximately 0% for the three and nine months ended September 30, 2013 and 2012 as the majority of options granted contain monthly vesting terms.

The following table includes stock-based compensation recognized in our consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of product sales	$137	$58	$318	$162
Research and development	794	317	1,980	885
Selling, general and administrative	3,279	1,428	7,801	3,850

Total	$4,210	$1,803	$10,099	$4,897

As of September 30, 2013, total unrecognized compensation cost related to stock options and employee stock purchase plan rights was approximately $35.0 million, and the weighted average period over which it was expected to be recognized was 2.9 years.

Income Taxes

We provide for income taxes under the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the financial statements. We provide a valuation allowance for deferred tax assets if it is more likely than not that these items will expire before we are able to realize their benefit. We calculate the valuation allowance in accordance with the authoritative guidance relating to income taxes, which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets, when measuring the need for a valuation allowance. Significant judgment is required in determining any valuation allowance against deferred tax assets. At December 31, 2012, due to a history of operating losses and other key operating factors, including uncertainty regarding the pending FDA approval to market and commercialize Uceris, we concluded that a full valuation allowance was necessary to offset all of our deferred tax assets. At June 30, 2013, we concluded that it was more likely than not that our deferred tax assets would be realized through future taxable income. This conclusion was based on our sustained profitability for 2011, 2012 and the six months ended June 30, 2013, assessment of sales trends for each of our products including Uceris, which we commercially launched in February 2013, and projections of positive future earnings. The release of the valuation allowance resulted in an income tax benefit of $54.9 million, which was recorded as a discrete item in the three months ended June 30, 2013. The release of the valuation allowance will not affect the amount of cash paid for income taxes. We reassess our ability to realize the deferred tax benefits on a quarterly basis. If it is more likely than not that we will not realize the deferred tax benefits, then all or a portion of the valuation allowance may need to be re-established, which would result in a charge to tax expense.

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

Results of Operations

Comparison of Three Months Ended September 30, 2013 and 2012 and Nine Months Ended September 30, 2013 and 2012

Product Sales, Net. Product sales, net were $98.1 million for the three months ended September 30, 2013 and $53.7 million for the three months ended September 30, 2012. Product sales, net were $265.1 million for the nine months ended September 30, 2013 and $145.1 million for the nine months ended September 30, 2012. The following table summarizes the components of our product sales, net (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Product sales, net
Glumetza	$45,558	$39,236	$131,438	$102,404
Zegerid (brand and authorized generic)	27,152	8,407	73,396	27,216
Uceris	19,584	—	42,365	—
Cycloset	4,161	4,323	12,347	9,869
Fenoglide	1,618	1,721	5,540	5,635

Total product sales, net	$98,073	$53,687	$265,086	$145,124

The $44.4 million increase in product sales, net for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 included an increase in sales of our Zegerid products of $18.7 million primarily driven by sales of the authorized generic products. The increase in product sales, net also included approximately $3.1 million related to increased average selling prices and approximately $3.2 million related to increased sales volume of our Glumetza products. Product sales, net for the three months ended September 30, 2013 included $19.6 million in sales of Uceris which we launched in February 2013.

The $120.0 million increase in product sales, net for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 included an increase in sales of our Zegerid products of $46.2 million primarily driven by sales of the authorized generic products. The increase in product sales, net also included approximately $21.8 million related to increased average selling prices and approximately $7.2 million related to increased sales volume of our Glumetza products. Product sales, net for the nine months ended September 30, 2013 included $42.4 million in sales of Uceris.

Royalty Revenue. Royalty revenue was $721,000 for the three months ended September 30, 2013 and $983,000 for the three months ended September 30, 2012. Royalty revenue was $2.5 million for the nine months ended September 30, 2013 and $2.6 million for the nine months ended September 30, 2012. Royalty revenue was comprised of royalty revenue earned under our license agreement with Merck for Zegerid OTC and our license agreement with GSK for prescription and OTC immediate-release omeprazole products in specified countries outside the U.S.

Cost of Product Sales. Cost of product sales was $6.0 million for the three months ended September 30, 2013 and $3.3 million for the three months ended September 30, 2012, or approximately 6% of net product sales in each period. Cost of product sales was $16.1 million for the nine months ended September 30, 2013 and $10.5 million for the nine months ended September 30, 2012, or approximately 6% and 7% of net product sales, respectively. Cost of product sales consists primarily of raw materials, third-party manufacturing costs, freight and indirect personnel and other overhead costs associated with the sales of our commercial prescription products as well as shipments to Prasco of the authorized generic version of Zegerid capsules. Cost of product sales also includes reserves for excess, dated or obsolete commercial inventories based on an analysis of inventory on hand and on firm purchase commitments compared to forecasts of future sales. The decrease in our cost of product sales as a percentage of net product sales for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily attributable to increased average selling prices.

License Fees and Royalties. License fees and royalties were $20.9 million for the three months ended September 30, 2013 and $14.8 million for the three months ended September 30, 2012. License fees and royalties were $63.7 million for the nine months ended September 30, 2013 and $43.5 million for the nine months ended September 30, 2012. License fees and royalties consist of royalties due to Depomed under our commercialization agreement based on net product sales of Glumetza, royalties due to Cosmo under our license agreement based on net product sales of Uceris, royalties earned by HRP and Shore under our license agreement based on net product sales of Fenoglide and royalties due to the University of Missouri based on net product sales of our Zegerid prescription products, sales of Zegerid OTC by Merck under our license agreement and products sold by GSK under our license agreement. In addition, license fees and royalties include milestone payments and upfront fees expensed or amortized under license agreements, as well as amounts payable to S2 Therapeutics, Inc., or S2, and VeroScience, LLC, or VeroScience, based on a percentage of the gross margin associated with net sales of Cycloset. License fees and royalties also include changes in the fair value of contingent consideration related to business combinations.

The $6.1 million increase in license fees and royalties for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 and the $20.2 million increase in license fees and royalties for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 were primarily attributable to an increase in royalties due to Depomed based on net product sales of Glumetza, as well as royalties due to Cosmo based on net product sales of Uceris which we launched in February 2013. In addition, following first commercial sale of Uceris which occurred in February 2013, Cosmo elected, in April 2013, to receive payment of a $7.0 million commercial milestone in cash. The commercial milestone has been capitalized in intangible assets and is being amortized to license fee expense over the estimated useful life of the asset on a straight-line basis through mid-2020. License fees and royalties for the nine months ended September 30, 2013 also included a $5.0 million milestone we paid Pharming Group NV, or Pharming, in July 2013 as a result of the FDA acceptance for review of our BLA for Ruconest in June 2013. For the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, these increases were offset in part by a milestone payment to Cosmo expensed in the nine months ended September 30, 2012 based on the achievement of a regulatory milestone under our license agreement. Cosmo elected to receive payment through the issuance of 906,412 shares of our common stock. The fair value of the shares issued to Cosmo was approximately $3.7 million.

Research and Development. Research and development expenses were $6.8 million for the three months ended September 30, 2013 and $6.2 million for the three months ended September 30, 2012. Research and development expenses were $20.0 million for the nine months ended September 30, 2013 and $18.1 million for the nine months ended September 30, 2012. The $1.9 million increase in our research and development expenses for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily attributable to increased compensation costs associated with an increase in the number of research and development personnel and annual merit increases to existing employees, and an increase in stock-based compensation resulting from an increase in the price of our common stock. These increases were offset in part by a decrease in costs associated with our rifamycin SV MMX phase III clinical program.

Our research and development efforts are currently focused on Uceris and our Ruconest, rifamycin SV MMX and SAN-300 investigational drugs.

In connection with our strategic collaboration with Cosmo entered into in December 2008, we were granted exclusive rights in the U.S. to develop and commercialize Uceris and rifamycin SV MMX. Uceris is a locally acting corticosteroid in an oral tablet formulation that utilizes proprietary MMX colonic delivery technology. Uceris (budesonide) extended release tablets 9 mg is indicated for the induction of remission in patients with active, mild to moderate ulcerative colitis. In connection with receipt of FDA approval of Uceris, we committed to a post-marketing requirement to conduct an 8-week randomized clinical study in children 5 to 16 years of age with active, mild to moderate ulcerative colitis. We are currently discussing protocol design for the pediatric study with the FDA and expect to initiate the study once we have reached agreement with the FDA on the study design.

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

We currently are exploring clinical and regulatory strategies to evaluate Ruconest for the treatment of acute pancreatitis and for HAE prophylaxis. For HAE prophylaxis, Pharming submitted under its investigational new drug application a protocol to the FDA with a request for a special protocol assessment, or SPA. The FDA has indicated that modifications to the protocol are needed before proceeding with the study and further discussions will be required in order for the protocol to be approved pursuant to the SPA process. We and Pharming are evaluating next steps to move the program forward. For acute pancreatitis, we have a meeting scheduled with the FDA later in November 2013 to discuss the study design.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Project to Date Through September 30,
	2013	2012	2013	2012	2013(1)
Direct costs:
Uceris	$2,247	$3,064	$8,123	$7,910	$42,650
Rifamycin SV MMX	24	211	59	931	5,584
Ruconest	243	19	372	60	916
SAN-300	861	418	1,872	1,567	7,439
Zegerid and other projects	—	56	16	459	N/A

Total direct costs	3,375	3,768	10,442	10,927
Indirect costs	3,449	2,409	9,536	7,162	N/A

Total research and development	$6,824	$6,177	$19,978	$18,089

(1)	Project to date amounts are included for projects on which we are primarily focused.

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

Selling, General and Administrative. Selling, general and administrative expenses were $35.5 million for the three months ended September 30, 2013 and $21.1 million for the three months ended September 30, 2012. Selling, general and administrative expenses were $99.7 million for the nine months ended September 30, 2013 and $61.6 million for the nine months ended September 30, 2012. The $14.4 million increase in our selling, general and administrative expenses for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 and the $38.1 million increase in our selling, general and administrative expenses for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily attributable to the expansion of our commercial presence, including the addition of 85 new sales representatives (both employee and contract), advertising and promotional spending in connection with the launch of Uceris in February 2013, increased legal expenses and an increase in stock-based compensation resulting from an increase in the price of our common stock.

Interest Income. Interest income was $9,000 for the three months ended September 30, 2013 and $11,000 for the three months ended September 30, 2012. Interest income was $34,000 for the nine months ended September 30, 2013 and $13,000 for the nine months ended September 30, 2012.

Interest Expense. Interest expense was $61,000 for the three months ended September 30, 2013 and $81,000 for the three months ended September 30, 2012. Interest expense was $214,000 for the nine months ended September 30, 2013 and $259,000 for the nine months ended September 30, 2012. Interest expense was comprised primarily of interest due in connection with our revolving credit facility with Comerica Bank, or Comerica.

Income Tax (Benefit) Expense. Income tax (benefit) expense was $(838,000) for the three months ended September 30, 2013 and $181,000 for the three months ended September 30, 2012. Income tax (benefit) expense was $(54.7) million for the nine months ended September 30, 2013 and $774,000 for the nine months ended September 30, 2012. At June 30, 2013, we determined that it was more likely than not that our deferred tax assets would be realized through future taxable income. Therefore, we released our valuation allowance on our deferred tax assets in the second quarter of 2013. The release of the valuation allowance resulted in an income tax benefit of $54.9 million, which was recorded as a discrete item in the three months ended June 30, 2013.

Liquidity and Capital Resources

As of September 30, 2013, cash, cash equivalents and short-term investments were $168.7 million, compared to $94.7 million as of December 31, 2012, an increase of $74.0 million. This net increase resulted primarily from our net income for the nine months ended September 30, 2013, adjusted for non-cash charges and changes in working capital and proceeds from the exercise of stock options.

Net cash provided by operating activities was $78.0 million for the nine months ended September 30, 2013 and $23.8 million for the nine months ended September 30, 2012. The primary source of cash for the nine months ended September 30, 2013 resulted from our net income for the period, adjusted for non-cash charges of $5.1 million in depreciation and amortization and $10.1 million in stock-based compensation and the non-cash income tax benefit of $55.5 million resulting from the reversal of our valuation allowance on our deferred tax assets. Significant working capital uses of cash for the nine months ended September 30, 2013 included an increase in accounts receivable, resulting from our increase in product sales and the launch of Uceris, offset in part by increases in accounts payable and accrued liabilities. The primary source of cash for the nine months ended September 30, 2012 resulted from our net income for the period, adjusted for non-cash charges, including $4.6 million in depreciation and amortization, $4.9 million in stock-based compensation and $3.7 million related to the issuance of common stock under a technology license agreement.

Net cash used in investing activities was $10.0 million for the nine months ended September 30, 2013 and $40.2 million for the nine months ended September 30, 2012. These activities included purchases and maturities of short-term investments and purchases of property and equipment. For the nine months ended September 30, 2013, net cash used in investing activities also included a $7.0 million commercial milestone we paid to Cosmo in cash under our license agreement. For the nine months ended September 30, 2012, net cash used in investing activities also included approximately $2.5 million we paid to Depomed for the purchase of Glumetza inventories in connection with the commercialization agreement we entered into in August 2011.

Net cash provided by financing activities was $3.4 million for the nine months ended September 30, 2013 and $2.3 million for the nine months ended September 30, 2012. Net cash provided by financing activities was comprised primarily of proceeds received from the exercise of stock options and through the issuance of common stock under our employee stock purchase plan. For the nine months ended September 30, 2013, net cash provided by financing activities was offset in part by our repayment of the $10.0 million outstanding balance under our credit facility with Comerica.

Contractual Obligations and Commitments

We rely on Patheon, Inc. as our sole third-party manufacturer of Glumetza 500 mg, Cycloset and Zegerid powder for oral suspension, and we currently rely on Depomed to oversee the manufacturing of Glumetza 1000 mg. We rely on Cosmo as our sole third-party manufacturer of Uceris, Norwich Pharmaceuticals, Inc. as our sole third-party manufacturer of Zegerid capsules and the related authorized generic product, and we rely on Catalent Pharma Solutions, LLC as our sole third-party manufacturer of Fenoglide. We also are required to purchase commercial quantities of certain active ingredients in our commercial products. At September 30, 2013, we had finished goods and raw materials inventory purchase commitments of approximately $4.7 million.

License Agreement and Manufacturing and Supply Agreement with Cosmo

Under our license agreement, stock issuance agreement and registration rights agreement with Cosmo entered into in December 2008, following the first commercial sale of Uceris which occurred in February 2013, Cosmo elected, in April 2013, to receive payment of a $7.0 million commercial milestone in cash. We may also be required to pay Cosmo the following additional commercial milestones for Uceris: a one-time $5.0 million milestone payment upon initial achievement of $75.0 million in annual calendar year net product sales; and a one-time $17.5 million milestone payment upon initial achievement of $150.0 million in annual calendar year net product sales. In addition, we may also be required to pay Cosmo commercial milestones of up to $28.0 million for rifamycin SV MMX, an additional $2.0 million regulatory milestone for the initial indication for rifamycin SV MMX and up to $6.0 million in clinical and regulatory milestones for a second indication for rifamycin SV MMX. The milestones may be paid in cash or through issuance of additional shares of our common stock, at Cosmo’s option, subject to certain limitations. We pay tiered royalties to Cosmo equal to 12% (on annual net sales of each licensed product up to $120.0 million) and 14% (on annual net sales of each licensed product in excess of $120.0 million). Such royalties are subject to reduction in certain circumstances, including in the event of market launch in the U.S. of a generic version of a licensed product. We are also responsible for all of the out-of-pocket costs for the Uceris CONTRIBUTE phase IIIb clinical study. In the event that additional clinical work is required to obtain U.S. regulatory approval for rifamycin SV MMX, the parties will agree on cost sharing. Under our manufacturing and supply agreement with Cosmo entered into in May 2012, we are obligated to purchase all of our commercial supply of Uceris from Cosmo. We pay Cosmo a supply price equal to 10% of net sales, and Cosmo reimburses us for costs associated with packaging, which is contracted separately by us.

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

The following summarizes our long-term contractual obligations as of September 30, 2013, excluding potential clinical, regulatory and commercial milestones and royalty obligations under our agreements which are described above:

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	Thereafter
	(in thousands)
Operating leases	$16,799	$717	$8,248	$4,604	$3,230
Other long-term contractual obligations	589	90	329	70	100

Total	$17,388	$807	$8,577	$4,674	$3,330

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

In July 2006, we entered into our loan agreement with Comerica, which was most recently amended in February 2012, pursuant to which we may request advances in an aggregate outstanding amount not to exceed $35.0 million. The revolving loan bears interest, as selected by us, at a variable rate of interest, per annum, most recently announced by Comerica as its “prime rate” or the LIBOR rate plus 2.25%. In December 2008, we drew down $10.0 million under the loan agreement. In August 2013, we repaid the $10.0 million and as of September 30, 2013, we had no outstanding balance under the loan agreement. Interest payments on advances made under the loan agreement are due and payable in arrears on a monthly basis during the term of the loan agreement. Amounts borrowed under the loan agreement may be repaid and re-borrowed at any time prior to February 13, 2015, and any outstanding principal drawn during the term of the loan facility is due and payable on February 13, 2015. The loan agreement will remain in full force and effect for so long as any obligations remain outstanding or Comerica has any obligation to make credit extensions under the loan agreement.

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

As of September 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Caution on Forward-Looking Statements

Any statements in this report and the information incorporated herein by reference about our expectations, beliefs, plans, objectives, assumptions or future events or performance that are not historical facts are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to generate revenues from our currently promoted commercial products and our authorized generic Zegerid® products; risks related to the Ruconest biologics license application, or BLA, including whether the U.S. Food and Drug Administration ultimately approves the BLA in a timely matter or at all; our ability to timely and successfully complete ongoing and planned clinical studies and otherwise advance the development of our product pipeline; our ability to maintain patent protection for our products, including the difficulty in predicting the timing and outcome of ongoing and any future patent litigation; our dependence on our strategic partners for certain aspects of our development programs, including risks related to their financial stability; adverse side effects, inadequate therapeutic efficacy or other issues related to our products that could result in product recalls, market withdrawals or product liability claims; competition from other pharmaceutical or biotechnology companies and evolving market dynamics; other difficulties or delays relating to the development, testing, manufacturing and marketing of, and obtaining and maintaining regulatory approvals for, our products; fluctuations in quarterly and annual results; our ability to obtain additional financing as needed to support our operations or future product acquisitions; the impact of healthcare reform legislation and any instability in the financial markets; and other risks detailed below under Part II — Item 1A — Risk Factors.

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

In August 2012, we filed a lawsuit in the U.S. District Court for the District of New Jersey against Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc., collectively referred to herein as Dr. Reddy’s, for infringement of the patents listed in the Orange Book for Zegerid capsules. We and the University of Missouri, licensor of the patents, were joined in the litigation as co-plaintiffs. Dr. Reddy’s had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid capsules prior to the expiration of the listed patents. In June 2013, this case was settled allowing Dr. Reddy’s to begin selling a generic version of prescription Zegerid capsules upon expiration of the applicable patent (or earlier under certain circumstances), and the District Court entered an order dismissing the case with prejudice.

Zegerid OTC Litigation

In September 2010, Merck filed a lawsuit in the U.S. District Court for the District of New Jersey against Par for infringement of the patents listed in the Orange Book for Zegerid OTC. We and the University of Missouri, licensors of the listed patents, are joined in the lawsuit as co-plaintiffs. Par had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. In October 2012, Merck amended its complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the September 2012 Federal Circuit decision. Also in October 2012, Par filed its answer, which alleges, among other things, failure to state a claim upon which relief can be granted, non-infringement and invalidity. Par has received tentative approval of its proposed generic Zegerid OTC product. The lawsuit was commenced within the requisite 45-day time period, resulting in an FDA stay on the approval of Par’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. Although the 30-month stay expired in February 2013, the parties have agreed that Par will not launch its generic Zegerid OTC product unless there is a District Court judgment favorable to Par or in certain other specified circumstances. The District Court issued a Markman order in October 2013 in which the District Court adopted Merck’s proposed construction of several claim terms that were consistent with those adopted by the U.S. District Court for the District of Delaware. A trial has been scheduled in January 2015. We are not able to predict the timing or outcome of this lawsuit.

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

Glumetza® Patent Litigation

In November 2009, Depomed filed a lawsuit in the U.S. District Court for the Northern District of California against Lupin Limited and its wholly owned subsidiary, Lupin Pharmaceuticals, Inc., collectively referred to herein as Lupin, for infringement of certain patents listed in the Orange Book for Glumetza. The lawsuit was filed in response to an ANDA filed with the FDA by Lupin regarding Lupin’s intent to market generic versions of Glumetza 500 mg and 1000 mg tablets prior to the expiration of the listed patents. In February 2012, the case was settled allowing Lupin to begin selling a generic version of Glumetza in February 2016, or earlier under certain circumstances, and the District Court entered an order dismissing the case without prejudice.

In June 2011, Depomed filed a lawsuit in the U.S. District Court for the District of New Jersey against Sun Pharma Global FZE, Sun Pharmaceutical Industries Ltd. and Sun Pharmaceutical Industries Inc., collectively referred to herein as Sun, for infringement of the patents listed in the Orange Book for Glumetza. Valeant International Bermuda, or Valeant, was joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by Sun regarding Sun’s intent to market generic versions of Glumetza 500 mg and 1000 mg tablets prior to the expiration of the listed patents. In January 2013, the case was settled allowing Sun to begin selling a generic version of Glumetza in August 2016, or earlier under certain circumstances, and the District Court entered an order dismissing the case without prejudice.

In April 2012, Depomed filed a lawsuit in the U.S. District Court for the District of Delaware against Watson Laboratories, Inc. — Florida, Actavis, Inc. and Watson Pharma, Inc., collectively referred to herein as Watson, for infringement of the patents listed in the Orange Book for Glumetza 1000 mg at the time the lawsuit was filed (U.S. Patent Nos. 6,488,962 and 7,780,987). Valeant is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by Watson regarding Watson’s intent to market a generic version of Glumetza 1000 mg tablets prior to the expiration of the listed patents. Depomed and Valeant commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Watson’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents. Absent a court decision, the 30-month stay is expected to expire in September 2014. In June 2012, Watson filed its answer, which alleges, among other things, non-infringement and invalidity of the asserted patents, failure to state a claim, lack of subject matter jurisdiction, and has also filed counterclaims. In February 2013, Depomed amended its complaint to add infringement of a newly listed Orange Book patent (U.S. Patent No. 8,323,692), as well as two non-Orange Book listed patents (U.S. Patent Nos. 7,736,667 and 8,329,215). The Markman hearing for this matter has been scheduled in April 2014, and the trial has been scheduled in May 2014. In August 2013, the District Court ordered that the case be stayed. We are not able to predict the timing or outcome of this lawsuit.

In February 2013, Depomed filed a lawsuit in the U.S. District Court for the District of Delaware against Watson for infringement of the patents listed in the Orange Book for Glumetza 500 mg (U.S. Patent Nos. 6,340,475; 6,488,962; 6,635,280 and 6,723,340). The lawsuit was filed in response to an ANDA filed with the FDA by Watson regarding Watson’s intent to market a generic version of Glumetza 500 mg tablets prior to the expiration of the listed patents. Depomed commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Watson’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents. Absent a court decision, the 30-month stay is expected to expire in July 2015. In March 2013, Watson filed its answer, which alleges, among other things, non-infringement and invalidity of the asserted patents, failure to state a claim, and lack of subject matter jurisdiction, and has also filed counterclaims. The Markman hearing for this matter has been scheduled in December 2014, and a trial has been scheduled in January 2015. In August 2013, the District Court ordered that the case be stayed. We are not able to predict the timing or outcome of this lawsuit.

Under the terms of our commercialization agreement with Depomed, Depomed will manage any ongoing patent infringement litigation relating to Glumetza, subject to certain consent rights in favor of us, including with regard to any proposed settlements. We are responsible for 70% of the future out-of-pocket costs, and Depomed is responsible for 30% of the future out-of-pocket costs, related to patent infringement cases. Although Depomed has indicated that it intends to vigorously defend and enforce its patent rights, we are not able to predict the timing or outcome of ongoing or future actions. At this time we are unable to estimate possible losses or ranges of losses for ongoing actions.

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

In January 2013, we filed a lawsuit in the U.S. District Court for the District of Delaware against Mylan Inc. and Mylan Pharmaceuticals Inc., collectively referred to herein as Mylan, for infringement of the patents listed in the Orange Book for Fenoglide 120 mg and 40 mg at the time the lawsuit was filed (U.S. Patent Nos. 7,658,944, and 8,124,125). Veloxis Pharmaceuticals A/S, or Veloxis, is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by Mylan regarding Mylan’s intent to market a generic version of Fenoglide 120 mg and 40 mg tablets prior to the expiration of the listed patents. We commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Mylan’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in June 2015. In February 2013, Mylan filed its answer, which alleges, among other things, non-infringement, invalidity, and failure to state a claim, and has also filed counterclaims. In August 2013, we filed an amended complaint to add infringement of a newly listed Orange Book patent (U.S. Patent No. 8,481,078). In September 2013, Mylan filed its answer to the amended complaint, which alleges, among other things, non-infringement, invalidity, and failure to state a claim, and has also filed counterclaims. The Markman hearing for this matter has been scheduled in June 2014, and a trial has been scheduled in March 2015. We are not able to predict the timing or outcome of this lawsuit.

Trademark Litigation

In October 2013, Endochoice, Inc., or Endochoice, filed a lawsuit in the U.S. District Court for the Southern District of New York against us for trademark infringement, false designation of origin, and unfair competition under the Trademark Act, unfair trade practices under the New York Unfair Trade Practices Act, and trademark infringement and unfair competition under the common law of the State of New York, all in connection with our use of a graphical logo in connection with some materials related to Uceris. Endochoice’s requested relief includes a permanent injunction preventing us from continued use of the graphical logo, that we surrender for destruction all products, web pages, labels, advertisements, promotional and other materials that use the graphical logo, an award of damages, and payment of Endochoice’s costs and expenses, including reasonable attorney’s fees. We are not able to predict the timing or outcome of this lawsuit.

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

Risks Related to Our Pending Acquisition by Salix Pharmaceuticals, Ltd.

The announcement and pendency of the acquisition by Salix Pharmaceuticals, Ltd., or Salix, of us pursuant to a tender offer, or the Offer, and subsequent merger of us with a wholly-owned indirect subsidiary of Salix, or the Merger, could have an adverse effect on our stock price and/or our business, financial condition, results of operations or business prospects.

The announcement and pendency of the Offer and Merger could disrupt our business in the following ways, among others:

•

third parties may determine to delay or defer purchase decisions with regards to our products or terminate and/or renegotiate their relationships with us as a result of the Offer and the Merger, whether pursuant to the terms of their existing agreements with us or otherwise;

•

the attention of our management may be directed toward the completion of the Offer and the Merger and related matters and may be diverted from the day-to-day business operations of our company, including from other opportunities that might otherwise be beneficial to us; and

•

current and prospective employees may experience uncertainty regarding their future roles with Salix, which might adversely affect our ability to retain, recruit and motivate key personnel and may adversely affect the focus of our employees on sales of our products.

Should they occur, any of these matters could adversely affect our stock price or harm our financial condition, results of operations or business prospects.

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the Offer and the Merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock and stock options and the potential receipt of change in control payments in connection with the proposed Offer and Merger.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the Offer and the Merger.

The Merger Agreement contains provisions that make it difficult for us to entertain a third-party proposal for an acquisition of our company. These provisions include the general prohibition on our soliciting, initiating or participating in discussions with third parties regarding any alternative acquisition proposal, and the requirement that we pay a termination fee of $80.0 million to Salix if the Merger Agreement is terminated in specified circumstances.

These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition of our company, even one that may be deemed of greater value than the Offer and the Merger to our stockholders. Furthermore, even if a third party elects to propose an acquisition, the concept of a termination fee may result in that third party’s offering of a lower value to our stockholders than such third party might otherwise have offered.

Litigation may be filed against us and the members of our board of directors challenging the Offer and the Merger and an adverse judgment in any such lawsuit may prevent the Offer and the Merger from becoming effective or from becoming effective within the expected timeframe.

Historically, following the announcement of a proposed merger, securities class action litigation has often been brought against a company and its board of directors. Any adverse judgment in any such litigation may prevent the Offer and the Merger from becoming effective or from becoming effective within the expected timeframe.

Failure to complete the Offer and the Merger could negatively impact our business, financial condition, results of operations or our stock price.

The completion of the Offer and the Merger are subject to a number of conditions, including the tender of a sufficient number of shares held by our current stockholders pursuant to the Offer and clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, and there can be no assurance that the conditions to the completion of the Offer and the Merger will be satisfied. The Merger Agreement may also be terminated by us and Salix in certain specified circumstances, including, subject to compliance with the terms of the Merger Agreement, by us in order to accept a third-party acquisition proposal that our board of directors determines constitutes a superior proposal upon payment of a $80.0 million termination fee to Salix. If the Offer and the Merger are not completed, we will be subject to several risks, including:

•

the current trading price of our common stock may reflect a market assumption that the Merger will occur, meaning that a failure to complete the Merger could result in a decline in the price of our common stock;

•	certain of our executive officers, employees and/or directors may seek other opportunities;

•	we expect to incur substantial transaction costs in connection with the Offer and the Merger whether or not the Offer and the Merger is completed; and

•

under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the completion of the Merger, which restrictions could adversely affect our ability to realize certain of our business strategies or take advantage of certain business opportunities.

If the Merger is not completed, these risks may materialize and materially and adversely affect our business, financial condition, results of operations or our stock price.

Obtaining required approvals necessary to satisfy the conditions to the completion of the Offer and the Merger may delay or prevent completion of the proposed acquisition.

The completion of the Offer and the Merger is conditioned upon the expiration or termination of the waiting period under the HSR Act. We and Salix intend to pursue all required approvals in accordance with the Merger Agreement. However, no assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Merger Agreement.

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

In addition, we currently are exploring clinical and regulatory strategies to evaluate Ruconest for the treatment of acute pancreatitis and for HAE prophylaxis. For HAE prophylaxis, Pharming submitted under its investigational new drug application a protocol to the FDA with a request for a special protocol assessment, or SPA. The FDA has indicated that modifications to the protocol are needed before proceeding with the study and further discussions will be required in order for the protocol to be approved pursuant to the SPA process. We and Pharming are evaluating next steps to move the program forward. For acute pancreatitis, we have a meeting scheduled with the FDA later in November 2013 to discuss the study design. These programs are early stage, and we cannot be certain that we will be able to receive regulatory feedback, design and commence initial studies or otherwise pursue development for one or both of these indications in a timely manner or at all.

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

In addition, in March 2013 a Citizen Petition was submitted to the FDA with regard to two currently marketed plasma-derived C1 esterase inhibitor products (Cinryze® and Berinert®). The petition requests, among other things, that the FDA add additional warnings to the labeling for these products relating to risks associated with systemic venous, septic and arterial thromboembolic complications and that the FDA require the product sponsors to conduct additional studies to evaluate the risks. In August 2013, FDA issued an interim response to the petitioner stating that FDA has been unable to reach a decision on the petition because it raises complex issues requiring extensive review and analysis by FDA officials. We cannot predict when or if the FDA will issue a final response to, or otherwise take any other action with respect to, the Citizen Petition.

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

Dr. Falk Pharma GmbH, or Dr. Falk, Cosmo's European development partner, is conducting a second phase III clinical study to evaluate the efficacy of rifamycin SV MMX versus ciprofloxacin with a primary endpoint of TLUS in patients with travelers’ diarrhea. Based on a prespecified interim analysis, an independent data monitoring committee has recommended that approximately 250 patients be added to the study, which originally targeted enrolling approximately 780 patients. Dr. Falk recently received approval from the Indian regulatory authorities to begin enrolling the additional patients in the clinical study. We believe Dr. Falk will complete patient enrollment in 2014. In recent months, clinical trial sponsors have experienced significant delays in obtaining approvals to proceed with certain clinical trials in India following changes in the Indian regulatory system intended to provide additional protection for the safety of clinical trial subjects. The Dr. Falk study has taken longer than originally anticipated and we cannot be certain that it will be completed in a timely manner or at all. Assuming positive results in the second phase III clinical study, we and Dr. Falk plan to share the clinical data from our respective phase III studies for inclusion in each company’s regulatory submissions. We cannot be certain that Dr. Falk will be able to complete its study in a timely manner or that results from Dr. Falk’s study will be positive or provide a sufficient basis for planned regulatory submissions.

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

For Zegerid, we currently rely on Norwich Pharmaceuticals, Inc., located in New York, as the sole third-party manufacturer of Zegerid capsules and related authorized generic product. In addition, we rely on a Patheon Inc., or Patheon, facility located in Canada as the sole third-party manufacturer of Zegerid powder for oral suspension.

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

Following receipt of regulatory approval, any products that we market continue to be subject to extensive regulation. These regulations impact many aspects of our operations, including the manufacture, labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion and record keeping related to the products. The FDA also frequently requires post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products. For example, in connection with the approval of Zegerid powder for oral suspension, we committed to commence clinical studies to evaluate the product in pediatric populations. We have not yet commenced any of the studies and have requested a waiver of this requirement from the FDA. Similarly, in connection with the approval of Uceris, we committed to a post-marketing requirement to conduct an 8-week randomized clinical study in children 5 to 16 years of age with active, mild to moderate ulcerative colitis. We are currently discussing protocol design for the pediatric study with the FDA and expect to initiate the study once we have reached agreement with the FDA on the study design. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, disgorgement of money, operating restrictions and criminal prosecution.

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

The FDCA requires an applicant for a drug that relies, at least in part, on the patent of one of our branded drugs to notify us of their application and potential infringement of our patent rights. Upon receipt of this notice we have 45 days to bring a patent infringement suit in federal district court against the company seeking approval of a product covered by one of our patents. The discovery, trial and appeals process in such suits can take several years. If such a suit is commenced, the FDCA provides a 30-month stay on the FDA's approval of the competitor's application. Such litigation is often time-consuming and quite costly and may result in generic competition if the patents at issue are not upheld or if the generic competitor is found not to infringe such patents. If the litigation is resolved in favor of the applicant or the challenged patent expires during the 30-month stay period, the stay is lifted and the FDA may thereafter approve the application based on the standards for approval of ANDAs.

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

In August 2012, we filed a lawsuit in the U.S. District Court for the District of New Jersey against Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc., collectively referred to herein as Dr. Reddy’s, for infringement of the patents listed in the Orange Book for Zegerid capsules. We and the University of Missouri, licensor of the patents, were joined in the litigation as co-plaintiffs. Dr. Reddy’s had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid capsules prior to the expiration of the listed patents. In June 2013, this case was settled allowing Dr. Reddy’s to begin selling a generic version of prescription Zegerid capsules upon expiration of the applicable patent (or earlier under certain circumstances), and the District Court entered an order dismissing the case with prejudice.

Zegerid OTC Litigation

In September 2010, Merck filed a lawsuit in the U.S. District Court for the District of New Jersey against Par for infringement of the patents listed in the Orange Book for Zegerid OTC. We and the University of Missouri, licensors of the listed patents, are joined in the lawsuit as co-plaintiffs. Par had filed an ANDA with the FDA regarding its intent to market a generic version of Zegerid OTC prior to the expiration of the listed patents. In October 2012, Merck amended its complaint to be limited to U.S. Patent No. 7,399,772, which patent was found not to be invalid in the September 2012 Federal Circuit decision. Also in October 2012, Par filed its answer, which alleges, among other things, failure to state a claim upon which relief can be granted, non-infringement and invalidity. Par has received tentative approval of its proposed generic Zegerid OTC product. The lawsuit was commenced within the requisite 45-day time period, resulting in an FDA stay on the approval of Par’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patent. Although the 30-month stay expired in February 2013, the parties have agreed that Par will not launch its generic Zegerid OTC product unless there is a District Court judgment favorable to Par or in certain other specified circumstances. The District Court issued a Markman order in October 2013 in which the District Court adopted Merck’s proposed construction of several claim terms that were consistent with those adopted by the U.S. District Court for the District of Delaware. A trial has been scheduled in January 2015. We are not able to predict the timing or outcome of this lawsuit.

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

In November 2009, Depomed filed a lawsuit in the U.S. District Court for the Northern District of California against Lupin Limited and its wholly owned subsidiary, Lupin Pharmaceuticals, Inc., collectively referred to herein as Lupin, for infringement of certain patents listed in the Orange Book for Glumetza. The lawsuit was filed in response to an ANDA filed with the FDA by Lupin regarding Lupin’s intent to market generic versions of Glumetza 500 mg and 1000 mg tablets prior to the expiration of the listed patents. In February 2012, the case was settled allowing Lupin to begin selling a generic version of Glumetza in February 2016, or earlier under certain circumstances, and the District Court entered an order dismissing the case without prejudice.

In June 2011, Depomed filed a lawsuit in the U.S. District Court for the District of New Jersey against Sun Pharma Global FZE, Sun Pharmaceutical Industries Ltd. and Sun Pharmaceutical Industries Inc., collectively referred to herein as Sun, for infringement of the patents listed in the Orange Book for Glumetza. Valeant International Bermuda, or Valeant, was joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by Sun regarding Sun’s intent to market generic versions of Glumetza 500 mg and 1000 mg tablets prior to the expiration of the listed patents. In January 2013, the case was settled allowing Sun to begin selling a generic version of Glumetza in August 2016, or earlier under certain circumstances, and the District Court entered an order dismissing the case without prejudice.

In April 2012, Depomed filed a lawsuit in the U.S. District Court for the District of Delaware against Watson Laboratories, Inc. — Florida, Actavis, Inc. and Watson Pharma, Inc., collectively referred to herein as Watson, for infringement of the patents listed in the Orange Book for Glumetza 1000 mg at the time the lawsuit was filed (U.S. Patent Nos. 6,488,962 and 7,780,987). Valeant is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by Watson regarding Watson’s intent to market a generic version of Glumetza 1000 mg tablets prior to the expiration of the listed patents. Depomed and Valeant commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Watson’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents. Absent a court decision, the 30-month stay is expected to expire in September 2014. In June 2012, Watson filed its answer, which alleges, among other things, non-infringement and invalidity of the asserted patents, failure to state a claim, lack of subject matter jurisdiction, and has also filed counterclaims. In February 2013, Depomed amended its complaint to add infringement of a newly listed Orange Book patent (U.S. Patent No. 8,323,692), as well as two non-Orange Book listed patents (U.S. Patent Nos. 7,736,667 and 8,329,215). The Markman hearing for this matter has been scheduled in April 2014, and the trial has been scheduled in May 2014. In August 2013, the District Court ordered that the case be stayed. We are not able to predict the timing or outcome of this lawsuit.

In February 2013, Depomed filed a lawsuit in the U.S. District Court for the District of Delaware against Watson for infringement of the patents listed in the Orange Book for Glumetza 500 mg (U.S. Patent Nos. 6,340,475; 6,488,962; 6,635,280 and 6,723,340). The lawsuit was filed in response to an ANDA filed with the FDA by Watson regarding Watson’s intent to market a generic version of Glumetza 500 mg tablets prior to the expiration of the listed patents. Depomed commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Watson’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents. Absent a court decision, the 30-month stay is expected to expire in July 2015. In March 2013, Watson filed its answer, which alleges, among other things, non-infringement and invalidity of the asserted patents, failure to state a claim, and lack of subject matter jurisdiction, and has also filed counterclaims. The Markman hearing for this matter has been scheduled in December 2014, and a trial has been scheduled in January 2015. In August 2013, the District Court ordered that the case be stayed. We are not able to predict the timing or outcome of this lawsuit.

Under the terms of our commercialization agreement with Depomed, Depomed will manage any ongoing patent infringement litigation relating to Glumetza, subject to certain consent rights in favor of us, including with regard to any proposed settlements. We are responsible for 70% of the future out-of-pocket costs, and Depomed is responsible for 30% of the future out-of-pocket costs, related to patent infringement cases. Although Depomed has indicated that it intends to vigorously defend and enforce its patent rights, we are not able to predict the timing or outcome of ongoing or future actions. At this time we are unable to estimate possible losses or ranges of losses for ongoing actions.

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

In January 2013, we filed a lawsuit in the U.S. District Court for the District of Delaware against Mylan Inc. and Mylan Pharmaceuticals Inc., collectively referred to herein as Mylan, for infringement of the patents listed in the Orange Book for Fenoglide 120 mg and 40 mg at the time the lawsuit was filed (U.S. Patent Nos. 7,658,944, and 8,124,125). Veloxis Pharmaceuticals A/S, or Veloxis, is joined in the lawsuit as a co-plaintiff. The lawsuit was filed in response to an ANDA filed with the FDA by Mylan regarding Mylan’s intent to market a generic version of Fenoglide 120 mg and 40 mg tablets prior to the expiration of the listed patents. We commenced the lawsuit within the requisite 45-day time period, resulting in an FDA stay on the approval of Mylan’s proposed product for 30 months or until a decision is rendered by the District Court, which is adverse to the asserted patents, whichever may occur earlier. Absent a court decision, the 30-month stay is expected to expire in June 2015. In February 2013, Mylan filed its answer, which alleges, among other things, non-infringement, invalidity, and failure to state a claim, and has also filed counterclaims. In August 2013, we filed an amended complaint to add infringement of a newly listed Orange Book patent (U.S. Patent No. 8,481,078). In September 2013, Mylan filed its answer to the amended complaint, which alleges, among other things, non-infringement, invalidity, and failure to state a claim, and has also filed counterclaims. The Markman hearing for this matter has been scheduled in June 2014, and a trial has been scheduled in March 2015. We are not able to predict the timing or outcome of this lawsuit.

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

Rifamycin SV MMX

We have exclusive rights to develop and commercialize the rifamycin SV MMX investigational drug in the U.S. under our strategic collaboration with Cosmo. Currently, there are four issued U.S. patents that are owned by Cosmo and licensed to us that we believe provide coverage for rifamycin SV MMX (U.S. Patent Nos. 7,431,943; 8,263,120; 8,486,446; and 8,529,945), which expire in 2020 and 2025. In addition, we believe rifamycin SV MMX, as a new chemical entity, is entitled to a period of five years of data exclusivity.

SAN-300

We acquired worldwide rights to develop and commercialize the SAN-300 investigational drug in connection with our acquisition of Covella. Currently, there are eight issued U.S. patents that are owned by Biogen and licensed to us that we believe provide coverage for SAN-300 (U.S. Patent Nos. 7,358,054; 7,462,353; 6,955,810; 7,723,073; 7,910,099; 8,084,031; 8,084,028; and 8,557,240), which expire in 2020 and 2022. In addition, we believe SAN-300, as a biological product, is entitled under the PPACA to a period of 12 years of regulatory exclusivity in the U.S.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit
Number	Description

2.1(1)*	Agreement and Plan of Merger, dated September 10, 2010, among us, SAN Acquisition Corp., Covella Pharmaceuticals, Inc. and Lawrence C. Fritz, as the Stockholder Representative

3.1(2)	Amended and Restated Certificate of Incorporation

3.2(3)	Amendment to the Amended and Restated Certificate of Incorporation

3.2(4)	Amended and Restated Bylaws

3.3(5)	Certificate of Designations for Series A Junior Participating Preferred Stock

4.1(5)	Form of Common Stock Certificate

4.2(6)	Amended and Restated Investors’ Rights Agreement, dated April 30, 2003, among us and the parties named therein

4.3(6)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated May 19, 2003, among us and the parties named therein

4.4(6)*	Stock Restriction and Registration Rights Agreement, dated January 26, 2001, between us and The Curators of the University of Missouri

4.5(6)	Form of Common Stock Purchase Warrant

4.6(5)	Rights Agreement, dated as of November 12, 2004, between us and American Stock Transfer & Trust Company, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Santarus, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C

4.7(7)	First Amendment to Rights Agreement, dated as of April 19, 2006, between us and American Stock Transfer & Trust Company

4.8(8)	Second Amendment to Rights Agreement, dated December 10, 2008, between us and American Stock Transfer & Trust Company

4.9(9)	Warrant to Purchase Shares of Common Stock, dated February 3, 2006, issued by us to Kingsbridge Capital Limited

4.10(9)	Registration Rights Agreement, dated February 3, 2006, between us and Kingsbridge Capital Limited

4.11(10)	Registration Rights Agreement, dated December 10, 2008, between us and Cosmo Technologies Limited

4.12(10)	Amendment No. 1 to Registration Rights Agreement, dated April 23, 2009, between us and Cosmo Technologies Limited

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q of Santarus, Inc. for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 9, 2010.

(2)	Incorporated by reference to the Quarterly Report on Form 10-Q of Santarus, Inc. for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 13, 2004.
(3)	Incorporated by reference to our Registration Statement on Form S-8, filed with the Securities and Exchange Commission on June 12, 2013.
(4)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on December 5, 2008.
(5)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on November 17, 2004.
(6)	Incorporated by reference to the Registration Statement on Form S-1 of Santarus, Inc. (Registration No. 333-111515), filed with the Securities and Exchange Commission on December 23, 2003, as amended.
(7)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on April 21, 2006.
(8)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2008.
(9)	Incorporated by reference to the Current Report on Form 8-K of Santarus, Inc., filed with the Securities and Exchange Commission on February 3, 2006.
(10)	Incorporated by reference to the Registration Statement on Form S-3 of Santarus, Inc. (Registration No. 333-156806), filed with the Securities and Exchange Commission on January 20, 2009, as amended.
*	Santarus, Inc. has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which portions have been omitted and filed separately with the Securities and Exchange Commission.
+	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
‡	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Santarus, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2013

/s/ Debra P. Crawford
Debra P. Crawford,
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)